Form 10-K405
period 2000-12-30
FLOWERS FOODS INC
filed 2001-03-30
CIK 1128928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-16247
                              FLOWERS FOODS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-2582379
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             1919 FLOWERS CIRCLE                                   31757
             THOMASVILLE, GEORGIA                                (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (229) 226-9110

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                ON WHICH REGISTERED
         -------------------                               ---------------------
Common Stock, $.01 per share, together                    New York Stock Exchange
 with Preferred Share Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price on the New York Stock Exchange on March 28, 2001, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $341,128,389.

     On March 28, 2001, the number of shares outstanding of the registrant's Common Stock, $.01 par value, was 19,865,968.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
Item 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Results of
          Operations
          and Financial Condition.....................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   21
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management of Flowers Foods.................................   31
Item 13.  Certain Relationships and Related Transactions..............   32
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   32

                                     PART I

ITEM 1.  BUSINESS

CORPORATE INFORMATION

     Flowers Foods, Inc. was incorporated in Georgia in October, 2000 and, prior to March 26, 2001, was a wholly-owned subsidiary of Flowers Industries, Inc. ("FII"). On October 26, 2000, FII and Kellogg Company ("Kellogg") entered into an agreement and plan of restructuring and merger pursuant to which a wholly-owned subsidiary of Kellogg merged with FII on March 26, 2001. As a condition to the merger, FII transferred its traditional fresh and frozen bakery operations, and certain other corporate assets and liabilities, to Flowers Foods and distributed all of the outstanding shares of Flowers Foods common stock to FII shareholders on March 26, 2001.

     As used herein, references to "we," "us," "the company" or "Flowers Foods" include the historical operating results and activities of the business operations which comprise Flowers Foods as of the date hereof.

THE COMPANY

     Flowers Foods is one of the largest producers and marketers of frozen and non-frozen bakery and dessert products in the United States. Flowers Foods consists of the following businesses:

     - Flowers Bakeries; and

     - Mrs. Smith's Bakeries.

     Our core strategy is to be one of the nation's leading producers and marketers of bakery products available to customers through fresh and frozen channels of distribution. Our strategy focuses on responding to current market trends for our products and changing consumer preferences, which increasingly favor purchases of ready-made convenience food products as opposed to traditional foods to be prepared at home. To assist in accomplishing our core strategy, we have aggressively invested capital to modernize and expand our production and distribution capacity and have expanded a nationally branded business which complements our traditional strengths.

     We have established a presence in all distribution channels where bakery and dessert products are sold, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

     Our Flowers Bakeries business focuses on the production and marketing of bakery products to customers in the super-regional 16 state area in and surrounding the southeastern United States. We have devoted significant resources to modernizing production facilities, improving our distribution capabilities and enhancing our information technology. We have acquired numerous local bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct store door delivery system. Our strategy is to continue to better serve new and existing customers, principally by using information technology to enhance the productivity and efficiency of our production facilities and by extending our direct store door delivery system. This system utilizes approximately 3,200 independent distributors who own the right to sell our bakery products within their respective territories.

     Our Mrs. Smith's Bakeries business produces and markets frozen desserts as well as bread, rolls and buns for sale to retail and foodservice customers. Traditionally, retail frozen pie sales are heavily concentrated in the year-end holiday season. In an effort to enhance sales outside of the holiday season, we launched "Operation 365," a strategy aimed at significantly expanding non-seasonal sales in the frozen dessert product line by extending the well-recognized Mrs. Smith's brand name to existing and related retail and foodservice products. Examples of significant product line extensions include the introduction of Mrs. Smith's Restaurant Classics and Mrs. Smith's Cookies and Cream frozen pies in the retail channel and Grand Finales frozen pies in the foodservice channel.

     We have a leading presence in each of the major product categories in which we compete. Collectively, our Flowers Bakeries' brands rank first in branded sales measured in dollars and units in the 22 major metropolitan markets we serve. Our Mrs. Smith's Bakeries business is one of the leading frozen dessert producers and marketers in the United States, and our Mrs. Smith's pies are the leading national brand of frozen pies sold at retail. Our major branded products include, among others, the following:

     FLOWERS BAKERIES        MRS. SMITH'S BAKERIES
          Flowers                Mrs. Smith's
       Nature's Own             Mrs. Freshley's
     Cobblestone Mill            Oregon Farms
         BlueBird               European Bakers
        ButterKrust                Stilwell

REGIONAL FRANCHISED BRANDS:    Our Special Touch
          Sunbeam               Danish Kitchen
        Roman Meal               Pour a Quiche
      Evangeline Maid            Grand Finales
           Bunny                   Pet-Ritz
                               Oronoque Orchard

     We are committed to producing high quality products at the lowest price in all of our operations, and we have made significant capital investments in recent years to modernize, automate and expand our production and distribution capabilities and enhance our information technology. Capital spending has been primarily directed toward expanding and modernizing existing production facilities. The most recent major production facility expenditure in our Flowers Bakeries business was the installation of a fully automated wrapping system for three production lines in a new 6,000 square foot facility in Goldsboro, North Carolina. Production capabilities at our Mrs. Smith's Bakeries business were significantly realigned at an approximate cost of $183.2 million over the last three years. This realignment included the relocation and upgrading of 25 production lines at seven of our nine operating facilities, which offers us significantly more capacity at fewer locations. We believe these facilities will give us the ability to exploit many opportunities in the foodservice segment and continue our growth in the retail market.

     In order to provide prompt and responsive service to customers, we tailor our distribution systems to the marketing and production aspects of our major product lines. Flowers Bakeries distributes its baked foods through an extensive direct store door delivery system of approximately 3,200 independent distributors who, as owners of their territories, are motivated to maintain and build retail brand shelf space and to monitor product freshness, which is essential in the marketing of short shelf life products such as fresh bread, rolls and buns. Mrs. Smith's Bakeries distributes its frozen foods through two strategically-located frozen distribution facilities, as well as through additional commercial frozen warehouse space throughout the United States in order to accommodate demands in the retail channel for seasonal products and to provide staging to expedite distribution throughout the year.

INDUSTRY OVERVIEW

     The United States food industry is comprised of a number of distinct product lines and distribution channels for frozen and non-frozen bakery products and desserts. Changes in consumer preferences have shifted food purchases away from the traditional grocery store aisles for home preparation and consumption and toward home meal replacement purchases, either in supermarket in-store deli/bakeries or in non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels. Non-supermarket channels of distribution are extremely important throughout the food industry.

  Non-Frozen and Frozen Bakery Products

     Retail sales of bakery products continue to experience modest growth, with expansion within the category occurring in a variety of premium and specialty breads. However, foodservice sales of bakery products continue to grow at a faster rate than retail sales as consumers who demand convenience increasingly are purchasing food products from non-retail distribution channels. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate, Earthgrains, Bestfoods and Pepperidge Farm. There are also a number of smaller, regional companies. We believe that the larger companies enjoy several competitive advantages over smaller operations due principally to economies of scale in areas such as information technology, purchasing, production, advertising, marketing and distribution, as well as through greater brand awareness.

     A significant trend in the baking industry over the last several years has been the consolidation of smaller bakeries into larger baking businesses. Consolidation continues to be driven by factors such as capital constraints on smaller companies that limit their ability to avoid technological obsolescence, to increase productivity or to develop new products, generational changes at family-owned businesses, and the need to serve the consolidated retail customers and the foodservice channel. We believe that the consolidation trend in the baking, food retailing and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses and that extend our super-regional presence.

  Frozen Dessert Products

     Sales of frozen desserts to foodservice institutions and other distribution channels, including restaurants and in-store bakeries, have grown at a rate faster than sales to retail channels. We are a preferred supplier of frozen dessert products to the leading foodservice distributors in the United States. While retail sales of frozen desserts have experienced declining sales, Mrs. Smith's remains the leading brand in the frozen pie category. Primary competitors in the frozen dessert market include Sara Lee, Pepperidge Farm, Edwards and Pillsbury. We believe the increase in foodservice sales in the frozen dessert industry will provide us with additional revenue opportunities.

STRATEGY

     Our core strategy is to be one of the nation's leading producers and marketers of bakery products available to customers through fresh and frozen channels of distribution. Our Flowers Bakeries and Mrs. Smith's Bakeries businesses each develop strategies based on the production, distribution and marketing requirements of their particular food categories. We employ the following five overall strategies:

     - Strong Brand Recognition. We intend to capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to additional products and channels of distribution. Many of our brands, including Nature's Own bread, Cobblestone Mill bread and Mrs. Smith's retail frozen baked pies, are the top-selling brands in their categories.

     - Efficient Production and Distribution Facilities. We intend to maintain a continuing level of capital improvements that, while substantially lower than our level of capital improvements in recent years, will permit us to fulfill our commitment to remaining among the most modern and efficient frozen and non-frozen bakery and dessert producers in the United States.

     - Customer Service-Oriented Distribution. We intend to expand and refine our distribution systems to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers. We have developed a direct store door delivery network of approximately 3,200 independent distributors for our Flowers Bakeries bakery products. Our Mrs. Smith's Bakeries business utilizes a network of strategically located storage and distribution facilities for our frozen bakery and dessert products and a centralized distribution facility for our snack cake products.

     - Broad Range of Products Sold Through Multiple Distribution
       Channels. Recognizing that consumers are increasingly seeking home meal replacements and other convenience food products, we intend to continue to emphasize expansion of our product lines and distribution channels to meet those preferences. Our product lines now include virtually every category of fresh and frozen bakery and dessert products. These products generally can be found in traditional supermarkets and in-store deli/ bakeries, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

     - Strategic Acquisitions. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions. We intend to pursue growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories.

PRODUCTS

     We produce packaged bakery, frozen dessert and frozen bakery products.

  Flowers Bakeries

     We market our packaged bakery products in the super-regional 16 state area in and surrounding the southeastern United States under numerous brand names, including Nature's Own and Cobblestone Mill. We also market fresh bread under regional franchised brands such as Sunbeam, Roman Meal, Evangeline Maid and Bunny. Nature's Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed solely in the super-regional 16 state area. Pastries, doughnuts, bakery snacks, cakes and english muffins are sold through our direct store door distribution system primarily, under the BlueBird brand, as well as under the ButterKrust, Sunbeam and Holsum trademarks. Our branded products account for approximately 65% of sales by Flowers Bakeries.

     In addition to our branded products, we also produce and distribute packaged bakery products under private labels for such retailers as Winn-Dixie and Kroger. While private label products carry lower margins than our branded products, we use our private label offerings to expand our total shelf space and to effectively utilize production and distribution capacity.

     We utilize our direct store door distribution system to supply foodservice companies, including Burger King, Krystal, Hardees, Whataburger and Outback Steakhouse, with bakery products. In addition, we supply frozen bakery products to Wendy's.

  Mrs. Smith's Bakeries

     Mrs. Smith's frozen desserts are marketed throughout the United States, and our frozen pies were the number one retail frozen pie brand in the United States for 2000. Mrs. Smith's frozen desserts are sold at retail under the Mrs. Smith's, Pet-Ritz, Oregon Farms and Oronoque Orchard brand names. Frozen desserts in the foodservice channel are sold under the Grand Finales brand and under private labels for foodservice customers, such as Sysco. Our branded products account for approximately 41% of sales by Mrs. Smith's Bakeries.

     We produce and distribute frozen bakery products such as bread, rolls and buns, for sale to foodservice customers. We also produce packaged bakery products for distribution by Flowers Bakeries' direct store door distribution network under the BlueBird brand. In addition, we produce packaged bakery products under the Mrs. Freshley's brand for sale to the vending channel and under various private labels for sale through the retail channel.

PRODUCTION AND DISTRIBUTION

     We design our production facilities and distribution systems to meet the marketing and production demands of our major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows us to establish reciprocal baking or product transfer arrangements among our bakeries, we seek to remain a low cost producer and marketer of a full line of frozen and non-frozen bakery and dessert products on a national and super-regional basis. In addition to the independent distributor system for our fresh baked products, we also use both owned and public warehouses and distribution centers in central locations for the distribution of certain of our Mrs. Smith's products.

  Flowers Bakeries

     We operate 27 packaged bakery product facilities in 10 states. We have invested approximately $130.8 million over the past three years, primarily to build new state-of-the-art baking facilities and to significantly upgrade existing facilities. During this period, we also added 13 new highly-automated production lines in eight of our facilities, and a fully automated wrapping system for three production lines was installed in our new 6,000 square foot facility in Goldsboro, North Carolina. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. While our major capital improvement program is largely complete, we intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.

     Distribution of packaged bakery products involves determining appropriate order levels, delivering the product from the plant to the independent distributor for direct store door delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate, and removing stale goods. We utilize a network of approximately 3,200 independent distributors who own the rights to distribute our packaged bakery products in their geographic territory. Distributor purchase arrangements historically have been made directly with a financial institution, and, pursuant to an agreement, we manage and service these arrangements. Commencing late March 2001, we will provide financing arrangements directly to the distributors for the purchase of their routes.

     The Company leases hand-held computers, which contain our proprietary software, and charges independent distributors an administrative fee for their use. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system, which we believe is more sophisticated than comparable tracking programs currently used in the industry, is designed to ensure that adequate product, and the right mix of products, are available to meet the retail and foodservice customers' immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held distributor units, our main computer system permits tracking of sales, product returns and profitability by customer location, plant, day and other bases. Managers receive sales and profitability reports on a weekly basis, allowing prompt operational adjustments when appropriate.

     We believe the independent distributor system is unique in the industry as to its size, with approximately 3,200 distributors, and with respect to its geographic coverage. The program is designed to provide retail customers with superior service because distributors, highly motivated by route ownership, strive to increase sales by maximizing service. In turn, distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher sales volume.

  Mrs. Smith's Bakeries

     We operate nine production facilities with 43 production lines for our frozen desserts, frozen bakery products and packaged bakery products. We significantly realigned our production capabilities over the last three years, spending approximately $183.3 million. This realignment included the relocation and upgrading of 25 production lines at seven of our nine operating facilities, which offers us significantly more capacity at fewer locations. We believe product realignment will give us the ability to exploit many opportunities in the retail and foodservice channels.

     Our distribution facilities are strategically located near our production facilities to simplify distribution logistics. Our plant in Stilwell, Oklahoma was the focus of a $60.0 million capital spending project in 1999 to add production capacity and is the primary producer of frozen fruit and custard pies. This facility also serves as a principal point of distribution for our frozen desserts. Our Suwanee, Georgia facility is located on a major interstate corridor near three of our frozen dessert production facilities. This facility contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer, and computer-controlled bar-coding and inventorying. The automation of this facility enables us to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. These features allow our Suwanee facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. Production capacity was added to this facility as part of the overall realignment project, enhancing operating efficiencies by having contiguous production and frozen storage and distribution.

     In addition to our two strategically-located freezer and distribution facilities in Suwanee and Stilwell, we own and lease additional freezer and distribution facilities throughout the United States to facilitate distribution of our products nationwide. These owned and leased facilities allow us to build and store necessary inventory of raw materials and finished dessert products and to expedite the national distribution of both our seasonal and non-seasonal products.

     We distribute our packaged bakery products from a centralized distribution facility located near Knoxville, Tennessee. Centralized distribution allows us to achieve both production and distributing efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses.

CUSTOMERS

     Our top 10 customers in 2000 accounted for 35.5% of sales. Winn-Dixie accounted for approximately 8.5% of sales during 2000. Pursuant to an agreement with Winn-Dixie, which is terminable at the option of either party, we are the exclusive supplier of its private label fresh bakery products and are afforded preferred supplier status and preferential space allocation in Winn-Dixie store locations.

  Flowers Bakeries

     Our fresh baked foods have a highly diversified customer base, which includes grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for outlets such as Burger King, Wendy's, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

  Mrs. Smith's Bakeries

     Our frozen desserts are marketed to traditional retail outlets, such as grocery stores, as well as non-traditional outlets, ranging from club stores and mass merchandisers to wholesalers, foodservice distributors and restaurants. Our branded frozen desserts are sold primarily through grocery retailers. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants.

     Our packaged bakery products under the Mrs. Freshley's brand are sold primarily through vending outlets. We produce packaged bakery products for our own distribution under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with some of our competitors. Through co-packing, we have produced packaged bakery products for popular brands such as Weight Watchers, Stouffer, Lance, Pepperidge Farm and Little Debbie.

MARKETING

     Our marketing and advertising campaigns are conducted through targeted television and radio advertising and coupons placed in printed media. We also incorporate promotional tie-ins with other sponsors, on-package promotional offers and sweepstakes into our marketing efforts. Additionally, we focus our marketing and advertising campaigns on specific products throughout the year, such as buns for Memorial Day, Independence Day and Labor Day and fruit cakes and pies during the Thanksgiving and Christmas holiday season.

COMPETITION

  Flowers Bakeries

     The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries. Primary national competitors include Interstate, Earthgrains and Bestfoods. We also face competition from private label brands. Competition is based on product availability, product quality, brand loyalty, price effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors' promotional efforts, we believe that our customer relationships and the consumers' brand loyalty, as well as our diversity within our region in terms of geographic markets, products, and sales channels, limit the effects of such competition. Recent consolidation in the industry has further enhanced the ability of the larger firms to compete with small regional bakeries. We believe we have significant competitive advantages over smaller regional bakeries due to economies of scale in areas such as information technology, purchasing, production, advertising, marketing and distribution as well as greater brand awareness.

  Mrs. Smith's Bakeries

     Mrs. Smith's Bakeries, Sara Lee, Pepperidge Farm and Pillsbury lead the frozen dessert category. Other significant competitors in the frozen baked dessert category include Edwards and private label brands. Competitors for packaged bakery products produced by Mrs. Smith's Bakeries include Interstate (Hostess) and McKee (Little Debbie). Competition for frozen desserts depends primarily on brand recognition and loyalty, perceived product quality, effective promotions and, to a lesser extent, price. For the frozen bakery and packaged bakery products manufactured by Mrs. Smith's Bakeries, competition is based upon the ability to meet production and distribution demands of foodservice and vending customers at a competitive price.

INTELLECTUAL PROPERTY

     We own a number of trademarks and trade names, as well as certain licenses. Such trademarks and trade names are considered to be important to our business since they have the effect of developing brand identification and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continuing use of any of our trademarks, trade names or licenses.

RAW MATERIALS

     Our primary baking ingredients are flour, sugar, shortening and fruit. We also use paper products, such as corrugated cardboard, aluminum products, such as pie plates, and films and plastics to package our baked foods. In addition, we are also dependent upon natural gas and propane as fuel for firing ovens as well as gasoline and diesel as fuel for distribution vehicles. On average, baking ingredients constitute approximately 10% to 15%, and packaging represents approximately 1% to 5% of the wholesale selling price of our baked foods. We maintain diversified sources for all of our baking ingredients and packaging products.

     Commodities, such as our baking ingredients, periodically experience price fluctuations and, for that reason, the market for these commodities is continuously monitored. From time to time, we enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials prices.

RESEARCH AND DEVELOPMENT

     We engage in research and development activities that principally involve developing new products, improving the quality of existing products and improving and modernizing production processes. We also develop and evaluate new processing techniques for both current and proposed product lines.

REGULATION

     As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

     In addition, advertising of our businesses is subject to regulation by the Federal Trade Commission, and we are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

     Our operations, like those of similar businesses, are subject to various federal, state, and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, as well as other regulations intended to protect public health and the environment. Our operations and products also are subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. We believe that we are currently in material compliance with applicable laws and regulations.

EMPLOYEES

     We employ approximately 7,300 persons, approximately 535 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

EXECUTIVE OFFICES

     The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

FORWARD LOOKING STATEMENTS

     Certain statements made in this annual report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

     - the competitiveness of the baking industry;

     - the future availability and prices of raw and packaging materials;

     - potential regulatory obligations;

     - our strategies; and

     - other statements that are not historical facts.

     When used in this report, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

     - changes in general economic or business conditions (including in the baking industry);

     - actions of competitors;

     - our ability to retain or procure capital on terms acceptable to us;

     - our ability to recover material costs in the pricing of our products;

     - the extent to which we are able to develop new products and markets for our products;

     - the time required for such development;

     - the level of demand for such products; and

     - changes in our business strategies.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Refer to Note 13 of Notes to Consolidated Financial Statements for financial information about Flowers Bakeries and Mrs. Smith's Bakeries.

ITEM 2.  PROPERTIES

     Currently 34 of our production facilities are owned and two facilities are leased. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

                 FLOWERS BAKERIES
Birmingham, Alabama     Lafayette, Louisiana
Opelika, Alabama        New Orleans, Louisiana
Tuscaloosa, Alabama     Goldsboro, North Carolina
Ft. Smith, Arkansas     Jamestown, North Carolina
Pine Bluff, Arkansas    Memphis, Tennessee
Texarkana, Arkansas     Morristown, Tennessee
Bradenton, Florida      El Paso, Texas
Jacksonville, Florida   Houston, Texas
Miami, Florida          San Antonio, Texas
Atlanta, Georgia        Tyler, Texas
Thomasville, Georgia    Lynchburg, Virginia
Villa Rica, Georgia     Norfolk, Virginia
Baton Rouge, Louisiana  Bluefield, West Virginia
                        Charleston, West Virginia

               MRS. SMITH'S BAKERIES
Montgomery, Alabama     London, Kentucky
Atlanta, Georgia        Pembroke, North Carolina
Suwanee, Georgia        Stilwell, Oklahoma
Tucker, Georgia         Spartanburg, South Carolina
                        Crossville, Tennessee

ITEM 3.  LEGAL PROCEEDINGS

     We are engaged in various legal proceedings that arise in the ordinary course of our business. We believe that the amount of the ultimate liability with respect to those proceedings will not be material to our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2000, FII, as sole shareholder of Flowers Foods, adopted a resolution by written consent in lieu of a special meeting electing our initial Board of Directors and setting the number of directors. The initial Board of Directors consisted of Amos R. McMullian, Robert P. Crozer and G. Anthony Campbell.

     Except as provided above, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of shareholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

     On October 19, 2000, we issued 500 shares of our common stock to FII, our direct parent, for consideration of $500.00. No underwriter was involved in this sale, and, in the opinion of Flowers Foods, this transaction is exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof in that such transaction did not involve any public offering.

MARKET PRICE OF FLOWERS FOODS COMMON STOCK

     Flowers Foods was formed as a wholly-owned subsidiary of FII, a publicly held company whose shares of common stock traded on the New York Stock Exchange under the symbol "FLO." Prior to March 26, 2001, the effective date of the spin-off of Flowers Foods from FII, there was no established trading market for shares of Flowers Foods common stock. Shares of Flowers Foods common stock began regular trading on the New York Stock Exchange under the symbol "FLO" on March 28, 2001.

     As of March 28, 2001, there were approximately 6,241 holders of record of our common stock.

DIVIDENDS

     We do not currently pay cash dividends on our shares of common stock. The payment of dividends on our common stock is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of our credit agreement we are restricted from paying dividends during fiscal 2001. For fiscal years commencing after 2001, the maximum amount of dividends paid on our common stock cannot exceed $5.0 million unless certain requirements are met. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                              FLOWERS FOODS, INC.

                            SELECTED FINANCIAL DATA

                                      FOR THE 52 WEEKS ENDED                     FOR THE 27         FOR THE 52 WEEKS ENDED
                       -----------------------------------------------------     WEEKS ENDED     -----------------------------
                       DECEMBER 30, 2000   JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998   JUNE 28, 1997   JUNE 29, 1996
                       -----------------   ---------------   ---------------   ---------------   -------------   -------------
                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
  DATA:
Sales................     $1,619,980         $1,568,240        $1,538,887         $784,097        $1,437,713      $1,250,584
Materials, supplies,
  labor and other
  production costs...        900,198            883,882           795,084          418,926           787,799         674,762
Selling, marketing
  and administrative
  expenses...........        642,535            643,432           583,352          301,426           534,285         473,630
Depreciation and
  amortization.......         67,102             53,890            53,544           26,930            45,970          40,848
Non-recurring charge
  (credit)...........         17,704             (5,994)           64,461               --                --              --
Insurance proceeds...        (17,193)                --                --               --                --              --
Interest expense.....         68,373             44,691            42,225           11,796            25,109          13,004
Gain on sale of
  distributor
  notes..............             --                 --                --               --            43,244              --
(Loss) income from
  continuing
  operations before
  income taxes and
  cumulative effect
  of changes in
  accounting
  principles.........        (58,739)           (51,661)              221           25,019            87,794          48,340
Income taxes.........        (16,457)           (16,915)            1,429            9,632            33,191          18,185
(Loss) income from
  continuing
  operations before
  cumulative effect
  of changes in
  accounting
  principles.........        (42,282)           (34,746)           (1,208)          15,387            54,603          30,155
Income from
  discontinued
  operations, less
  applicable taxes...         87,809             42,040            46,238           18,061             7,721             613
Transaction costs
  less phaseout
  income, less
  applicable taxes...        (40,482)                --                --               --                --              --
Income before
  cumulative effect
  of changes in
  accounting
  principles.........          5,045              7,294            45,030           33,448            62,324          30,768
Cumulative effect of
  changes in
  accounting
  principles, net of
  tax benefit........             --                 --            (3,131)          (9,888)               --              --
Net income...........     $    5,045         $    7,294        $   41,899         $ 23,560        $   62,324      $   30,768
BALANCE SHEET DATA:
Total assets(1)......     $1,562,646         $1,566,963        $1,382,877         $898,880        $  898,187      $  849,443
Long-term debt(2)....     $  247,847         $  303,955        $  215,233         $276,211        $  275,247      $  274,698
Shareholders'
  equity.............     $  502,460         $  538,754        $  572,961         $348,567        $  340,012      $  305,324

---------------

(1) Includes net assets of discontinued operations of $569.3 million, $496.7 million and $461.1 at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.
(2) Excludes amounts settled by others of $540.0 million, $486.0 million and $282.0 at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with "Selected Financial Data" included herein and the consolidated financial statements and the related notes thereto of the company incorporated by reference or included elsewhere. The following information contains forward-looking statements which involve certain risks and uncertainties. See "Forward-Looking Statements."

OVERVIEW

  General

     The company produces and markets fresh baked breads, rolls and snack foods and frozen baked breads, desserts and snack foods. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products while using high-volume products to control overhead costs and maximize use of production capacity.

     The principal elements comprising the company's production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the company's products are flour, sugar, shortening, fruits and dairy products. The company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and plastic to package its products. The prices of these materials are subject to significant volatility. The company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

     The company's selling, marketing and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the company's cost structure, other than production costs, and are principally influenced by changes in sales volume.

     Depreciation and amortization expenses for the company are comprised of depreciation of property, plant and equipment and amortization of costs in excess of net tangible assets associated with acquisitions. The company's interest expense related to its outstanding debt is discussed in Notes to Consolidated Financial Statements.

  Matters Affecting Analysis

     On March 26, 2001, FII shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of Kellogg. In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and all other assets and liabilities directly held by FII (except for its majority interest in Keebler and certain debt and other liabilities and transaction costs totaling $698.7 million), to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that each shareholder received one share of Flowers Foods stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in proceeds paid directly to FII shareholders of $1,241.6 million.

     The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, for accounting purposes, Flowers Foods is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation as of December 30, 2000. As such, Flowers Foods has classified all balance sheet information relating to the transactions for the years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the Consolidated Balance Sheet, as appropriate, and all income and expense activity (including amortization of Keebler goodwill and other intangible assets recorded at FII) of Keebler for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 under the caption "Income from discontinued operations, less applicable taxes" in the Consolidated Statement of Income. In addition, costs related to the transactions, less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001, is included under the caption "Transaction costs less phase-out income, less applicable taxes," in the Consolidated Statement of Income. For further information, see Note 3 of Notes to Consolidated Financial Statements.

     The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered net insurance proceeds of $17.2 million related to product contamination, mechanical breakdown and business interruption coverage. Subsequent to year end, the company finalized these insurance claims and received an additional $10.0 million of the $10.7 million final settlement. Amounts collected will be reported in a separate line item in the Consolidated Statement of Income when received.

     The company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities, in an effort to provide a predictable and consistent commodity price, and thereby reduce the impact and volatility of its raw material and packaging prices. In fiscal 2000 and 1999, the company recorded negative mark-to-market adjustments of $1.3 million and $3.5 million, respectively. In fiscal 1998, the company recorded a positive mark-to-market adjustment of $1.1 million. These adjustments are recorded as corporate transactions and do not affect the results of operations on a segment basis at Flowers Bakeries or Mrs. Smith's Bakeries.

  Information on Non-recurring Charges

     During the fourth quarter of fiscal 2000, Mrs. Smith's Bakeries recorded an asset impairment of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company's decision to discontinue certain products under the Banquet product line and decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines.

     During the fourth quarter of fiscal 2000, Mrs. Smith's Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of our more highly automated production capacities at the Spartanburg plant. As a direct result, Mrs. Smith's Bakeries recorded a charge of $1.5 million which consisted of $1.0 million of noncash asset impairments and $0.5 million of related exit costs. This plan is expected to be substantially complete by the second quarter of fiscal 2001.

     During the fourth quarter of fiscal 1998, the Board of Directors of FII approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The company recorded a pre-tax non-recurring charge of $64.5 million ($32.2 million and $32.3 million for Flowers Bakeries and Mrs. Smith's Bakeries, respectively). The charge included $55.6 million of non-cash asset impairments, $3.6 million of severance costs and $5.3 million of other related exit costs. The plan involved closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment designated for disposal. The plan included severance costs for 695 employees, and, as of January 1, 2000, all such employees had been terminated. During fiscal 2000, Flowers Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.2 million. This adjustment was the result of Flowers Bakeries' decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery will be operational in the spring of 2001. During fiscal 1999, Flowers Bakeries and Mrs. Smith's Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.1 million and $4.9 million, respectively. These adjustments were the result of reduced carrying costs of plants held for sale, an adjustment to the value of these assets due to the identification of a buyer and changes in estimates of severance and other employee termination costs. As of January 1, 2000, all significant actions related to the plans had been completed. The remaining exit costs are insignificant. Management expects the charges to result in operating savings of approximately $40.0 million over five years, principally from reduced depreciation of approximately $13.0 million and increased efficiencies and reduced employee expense of approximately $27.0 million.

     As part of the acquisition of the business of Mrs. Smith's in 1996, the company recorded a purchase accounting reserve of $37.1 million in order to realign production and distribution at Mrs. Smith's Bakeries to reduce inefficiencies. The realignment involved the shutdown of a leased production facility. The reserve included $27.6 million of noncancelable lease obligations and building maintenance costs, $2.1 million of severance costs, and $7.4 million of other exit costs, including health insurance, incremental workers' compensation costs and the costs associated with dismantling and disposing of equipment, at the closed facility. Under the plan, approximately 300 employees were to be and have been terminated. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998. Spending against the reserve totaled $4.2 million, $6.8 million and $4.0 million, in fiscal 2000, 1999 and 1998, respectively.

     The company's results of operations, expressed as a percentage of sales, are set forth below:

                                                            FOR THE 52 WEEKS ENDED
                                             -----------------------------------------------------
                                             DECEMBER 30, 2000   JANUARY 1, 2000   JANUARY 2, 1999
                                             -----------------   ---------------   ---------------
Sales......................................       100.00%            100.00%           100.00%
Gross margin...............................        44.43              43.64             48.33
Selling, marketing, and administrative
  expenses.................................        39.66              41.03             37.91
Depreciation and amortization..............         4.14               3.44              3.48
Interest...................................         4.22               2.85              2.74
(Loss) income from continuing operations
  before taxes.............................        (3.63)             (3.29)             0.00%
Net income.................................         0.31%              0.47%             2.72%

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 1, 2000

  CONSOLIDATED AND SEGMENT RESULTS

     Sales. For the fiscal year ended December 30, 2000, sales were $1,620.0 million or 3.2%, higher than sales for the prior year of $1,568.2 million.

     Flowers Bakeries' sales increased $54.5 million or 5.7% to $1,016.2 million in fiscal 2000 from $961.7 million in fiscal 1999. This increase was attributable to a 3.5% increase from acquisitions and a 2.2% increase from same bakery sales. Branded retail sales, which account for 65.1% of Flowers Bakeries' total sales, increased $44.3 million. This increase is primarily attributable to price increases. Private label sales, which account for 15.7% of Flowers Bakeries' sales, increased $9.2 million. This increase is primarily due to the Kroger acquisition. Foodservice sales, which account for 19.0% of Flowers Bakeries' total sales, increased $3.0 million. This increase is primarily attributable to the acquisition of Home Baking Company in Birmingham, Alabama in fiscal 1999.

     Mrs. Smith's Bakeries' sales, excluding inter-segment sales, decreased $2.8 million or 0.5% to $603.7 million in fiscal 2000 from $606.5 million in fiscal 1999. Non-branded retail sales, which account for 4.0% of Mrs. Smith's Bakeries' total sales decreased $10.3 million. This decrease was primarily due to the implementation of a plan to reduce the number of non-strategic SKU's produced and was partially offset by increases in branded retail sales of $6.2 million. Branded retail sales represent 41.0% of Mrs. Smith's total sales.

     Gross Margin. Gross margin was 44.4% in fiscal 2000 as compared to 43.6% in fiscal 1999.

     Flowers Bakeries' gross margin increased to 54.3% of sales in fiscal 2000 from 53.6% of sales in fiscal 1999. The increase is primarily the result of increased pricing as well as an increase in units sold. A decrease in ingredient costs as a result of changes in product mix also contributed to the increase in margin. These increases were partially offset by increased energy costs. Flowers Bakeries also experienced higher production costs due to inadequate bun capacity in the northern region which negatively affected margins. This issue is expected to be resolved by the reopening of the Norfolk, Virginia bakery in the spring of 2001. In addition, two of our bakeries were temporarily idled due to severe weather which negatively affected margins.

     Mrs. Smith's Bakeries' gross margin improved slightly to 29.0% in fiscal 2000 from 28.4% in fiscal 1999. This increase is attributable to lower ingredient costs due to improved scrap rates and a reduction in labor costs due to the use of fewer temporary employees. This increase was partially offset by increased costs during the first half of fiscal 2000 associated with the efforts to correct the mechanical breakdown which occurred during the production realignment in fiscal 1999.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased $0.90 million or 0.10% from fiscal 1999. These expenses were 39.7% of sales in fiscal 2000 as compared to 41.0% in fiscal 1999.

     Flowers Bakeries' selling, marketing and administrative expenses increased to 44.3% of sales in fiscal 2000 from 43.2% of sales in fiscal 1999. Distribution costs increased for a second straight year due to higher fuel costs. Flowers Bakeries also incurred increased logistics costs associated with shipping product to the northern region to alleviate inadequate bun production. As mentioned above, this issue is expected to be resolved by the reopening of the Norfolk bakery in the spring of 2001. Ongoing implementation costs associated with the rollout of the enterprise-wide information system, SAP, including installation, consulting, training and travel, increased as a result of the rollout to seven plants in fiscal 2000. Additionally, Flowers Bakeries incurred start up costs related to the integration and market expansion of the Memphis, Tennessee bakery it acquired from the Kroger Company in the first quarter of fiscal 2000.

     Mrs. Smith's Bakeries' selling, marketing and administrative costs decreased to 29.0% of sales in fiscal 2000 from 33.8% of sales in fiscal 1999. In fiscal 1999, Mrs. Smith's Bakeries performed an extensive review of its business operations and recognized higher reserves due to customer deductions and promotional expenses. These costs were not incurred to the same extent in fiscal 2000. Distribution expenses also decreased as a result of the correction of production difficulties which caused under-utilization of our distribution carriers. Decreases in these expenses were partially offset by increased slotting fees related to the introduction of our Cookies and Cream products.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $67.1 million for fiscal 2000, an increase of 24.5% over $53.9 million for fiscal 1999.

     Flowers Bakeries' depreciation and amortization expense increased to $38.2 million in fiscal 2000 from $32.9 million in fiscal 1999. The increase is primarily attributable to a full year of depreciation from capital expenditures incurred in fiscal 1999 and the purchase of Kroger's Memphis bakery in fiscal 2000. The expense also increased due to the depreciation of SAP costs capitalized in fiscal 1999.

     Mrs. Smith's Bakeries' depreciation and amortization expense increased to $28.4 million in fiscal 2000 from $20.1 million in fiscal 1999. The increase is primarily attributable to a full year of depreciation from capital expenditures incurred in the production realignment in fiscal 1999.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" above.

     Interest Expense. For fiscal 2000, net interest expense was $68.4 million, an increase of 53.0% over fiscal 1999 interest expense of $44.7 million. The increase was due to an increase in loan borrowing margins and facility fees as a result of amendments made to the revolving line of credit in fiscal 1999 and fiscal 2000. As a result of the reduction in outstanding debt in connection with the spin-off and merger transaction, interest expense will be substantially lower in fiscal 2001.

     Loss from Continuing Operations Before Income Taxes. Losses from continuing operations before income taxes were $58.7 million for fiscal 2000, an increase of $7.0 million compared to a loss of $51.7 million reported in fiscal 1999.

     Flowers Bakeries' operating income decreased $4.1 million to $62.9 million in fiscal 2000 from $67.0 million in fiscal 1999. This decrease is primarily attributable to increased distribution costs as well as start up costs associated with the integration of the Memphis bakery and related market expansion. This decrease was partially offset by increased margins attributable to favorable pricing and production efficiencies.

     Mrs. Smith's Bakeries' operating loss decreased by $25.3 million to $28.0 million in fiscal 2000 from $53.3 million in fiscal 1999. This improved performance is a result of a reduction in labor and ingredient costs and expenses incurred to correct the production realignment problems incurred in fiscal 1999.

     Other operating losses decreased by $2.0 million and interest expense increased by $23.7 million. In addition, fiscal 2000 included insurance proceeds of $17.2 million which were not present in fiscal 1999 and non-recurring charges increased $23.7 million.

     Income from Discontinued Operations. Income from discontinued operations increased $45.8 million to $87.8 million in fiscal 2000 from $42.0 million in fiscal 1999. The increase is primarily due to an increase in sales and gross margins at Keebler as a result of the purchase of Austin Quality Foods on March 6, 2000, as well as a decrease in non-recurring charges of $67.3 million. A gain on the sale of the value brands business and the Sayreville facility also added to the increase. Partially offsetting those increases were higher marketing expenses associated with the roll out of the new Sesame Street line of products and higher distribution costs related to fuel price increases. Depreciation and amortization also increased as a result of capital spending and acquisitions. Income from discontinued operations also includes a loss from transaction costs less phase-out income of $40.5 million for the period from fiscal 2000 year end through the merger transactions which culminated on March 26, 2001. This net loss is discussed in detail in Note 3 of Notes to the Consolidated Financial Statements.

     Income Taxes. The income tax benefit on the losses from continuing operations were provided at an effective rate of 28.0% in fiscal 2000 and 32.7% in fiscal 1999.

     Net Income. For fiscal 2000, net income was $5.0 million, a decrease of $2.3 million as compared to $7.3 million net income reported in fiscal 1999. Fiscal 2000 included an increase in the loss from continuing operations of $7.1 million. Fiscal 2000 also included a loss from transaction costs less phase-out income of $40.5 million which was not present in fiscal 1999. Partially offsetting these decreases was an increase in income from discontinued operations of $45.8 million.

FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 COMPARED TO FIFTY-TWO WEEKS ENDED JANUARY 2, 1999

  CONSOLIDATED AND SEGMENT RESULTS

     Sales. For the fiscal year ended January 1, 2000, sales were $1,568.2 million, or 1.9%, higher than sales for the prior year of $1,538.9 million.

     Flowers Bakeries' sales for fiscal 1999 were $961.7 million, an increase of $22.6 million and 2.4% over sales of $939.1 million reported a year ago. Acquisitions, net of divestitures, accounted for 0.5% of the increase. The total sales increase was attributable to increases of 2.2% and 8.7% in branded and foodservice sales, respectively, slightly offset by a decrease of 7.0% in private label sales. Exclusive of the effect of acquisitions, the overall sales increase was a result of an increase of 4.5% in overall pricing offset by a decrease in volume of 2.2%.

     Mrs. Smith's Bakeries' sales for fiscal 1999, after excluding inter-segment sales, increased 1.1% to $606.5 million from $599.8 million reported a year ago. This increase was primarily driven by increases of 6.7%, 8.5% and 1.2% in foodservice, in-store bakery and branded retail sales, respectively, partially offset by a reduction of 7.8% in non-branded retail and co-pack fresh snack products. The disappointing sales increase is attributable to production difficulties, as discussed below, resulting in product shortages.

     Gross Margin. Gross margin was 43.6% in fiscal 1999 as compared to 48.3% in fiscal 1998.

     Flowers Bakeries' gross margin increased to $515.1 million and 53.6% of sales for fiscal 1999 compared to $498.3 million and 53.1% of sales in fiscal 1998. This increase represents a combination of increased pricing partially offset by increased operating costs. While the cost of ingredients decreased during the year, the shift to sponge and dough production methods and the accompanying change in product formulation somewhat offset these savings. Flowers Bakeries believes that the sponge and dough process produces a better tasting product that will be valued in the market. Additional incremental costs were incurred due to the production disruption at the Goldsboro facility during construction of a new bun line.

     Mrs. Smith's Bakeries' gross margin for fiscal 1999 was $172.0 million and 28.4% of sales compared to $246.4 million and 41.1% reported a year ago. This decrease is primarily the result of costs associated with a massive production realignment project that included the installation and start-up of 25 new or relocated and upgraded production lines. Mrs. Smith's Bakeries experienced start-up costs, product damage, spoilage and unabsorbed overhead at seven of its nine production facilities primarily in the third and fourth quarters of fiscal 1999. This project fell behind due to the delay in the receipt and installation of production equipment, and in the programming of production control software and the hiring and training of additional production employees. Traditionally, the third and fourth quarters are Mrs. Smith's Bakeries' highest volume quarters. However, product shortages in these quarters hurt overall sales, especially in the higher margin retail segment.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased $60.1 million or 10.3% over fiscal 1998. These expenses were 41.0% of sales in fiscal 1999 as compared to 37.9% in fiscal 1998.

     Flowers Bakeries' selling, marketing and administrative expenses increased 6.7% and $26.2 million to $415.3 million and 43.2% of sales in fiscal 1999 from $389.1 million and 41.4% of sales in fiscal 1998. Distribution costs in fiscal 1999 were higher due to rising fuel costs, additional miles incurred throughout the route system and incremental distribution cost due to severe hurricanes and flooding in Florida and North Carolina. Administrative costs increased as a result of incremental costs associated with realigning the northern region to consolidate the Goldsboro, North Carolina facility (acquired in 1998) and incremental costs associated with the consolidation of the accounts receivable and accounts payable functions to a central Shared Services Center.

     Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $205.1 million and 33.8% of sales in fiscal 1999 as compared to $181.8 million and 30.3% of sales in fiscal 1998. These costs increased primarily due to increased administrative and distribution costs associated with Mrs. Smith's Bakeries' production realignment and increased promotional expenses which were committed to the retail market based on higher expected sales. As a result of lower production, sales volume was lower than anticipated during the seasonally high sales period of the third and fourth quarters. Also, following a review of Mrs. Smith's Bakeries' business operations after the end of the second quarter of fiscal 1999, the company determined to recognize higher reserves for customer deductions, previously believed to be collectible, and trade promotions. At the same time, the company also revised estimates of the recoverable amount of certain out of code, damaged or discontinued inventory. The conclusions reached by the company relative to the ultimate realization of certain accounts receivable were based upon recent trends associated with Mrs. Smith's Bakeries' promotional and discount programs.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $53.9 million for fiscal 1999, an increase of 0.6% over $53.5 million for fiscal 1998.

     Flowers Bakeries' depreciation and amortization expense was $32.9 million for fiscal 1999, a decrease of 1.8% from $33.5 million for fiscal 1998. The decrease is a result of the asset impairments recorded as a part of the non-recurring charge and write-off of start-up costs recorded in the prior year, partially offset by increased depreciation associated with capital improvements.

     Mrs. Smith's Bakeries' depreciation and amortization expense was $20.1 million for fiscal 1999, an increase of 7.5% over $18.7 million for fiscal 1998. This increase is related to capital spending during the period partially offset by decreases in depreciation and amortization that resulted from the asset impairments recorded as a part of the non-recurring charge recorded in fiscal 1998.

     Non-Recurring Charge. See discussion under the heading "Matters Affecting Analysis" above.

     Interest Expense. For fiscal 1999, net interest expense was $44.7 million, an increase of 5.8% over fiscal 1998 interest expense of $42.2 million. The increase was due to higher borrowings required to fund capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries.

     Loss from Continuing Operations Before Income Taxes. Losses from continuing operations before income taxes were $51.7 million for fiscal 1999, a decrease of $51.9 million compared to income of $0.2 million reported in fiscal 1998.

     Flowers Bakeries' operating income was $67.0 million in fiscal 1999, a decrease of $8.8 million and 11.6% from fiscal 1998 operating income of $75.8 million.

     Mrs. Smith's Bakeries' operating loss, excluding non-recurring charge credits, was $53.3 million in fiscal 1999, a decrease of $99.2 million from operating income, excluding non-recurring charges, of $45.9 million in fiscal 1998. As discussed above, the primary cause of this decrease was the costs associated with the production realignment and the related effect on sales.

     Other operating losses increased by $12.0 million and interest expense increased by $2.5 million. Partially offsetting these losses was a decrease in non-recurring charges of $70.5 million from fiscal 1998 to fiscal 1999.

     Income from Discontinued Operations. Income from discontinued operations decreased $4.2 million to $42.0 million in fiscal 1999 from $46.2 million in fiscal 1998. The decrease was primarily due to increases in non-recurring charges of $62.5 million. This decrease was partially offset by decreases in selling, marketing and administrative costs as a percent of sales which resulted from increased efficiencies gained by the restructuring program. Income was also positively affected by the inclusion of the President business, acquired in September 1998, for a full year.

     Income Taxes. The tax benefit on the loss from continuing operations was provided at an effective rate of 32.7% in fiscal 1999. The tax on income from continuing operations in fiscal 1998 differs from the statutory rate primarily due to non-deductible goodwill.

     Net Income. For fiscal 1999, net income was $7.3 million, a decrease of $34.6 million as compared to $41.9 million net income reported in fiscal 1998. The decrease in net income can primarily be attributed to the production realignment difficulties incurred at Mrs. Smith's Bakeries in fiscal 1999 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for fiscal 2000 was $70.0 million. Operating cash flows were positively affected by decreases in accounts receivable, inventories and other assets as well as increases in accounts payable. Operating cash flows were negatively affected by a decrease in facility closing costs reserve.

     Net cash disbursed for investing activities for fiscal 2000 was $24.6 million. This amount primarily consisted of $22.1 million for acquisitions and $39.9 million for capital expenditures. The $22.1 million represents Flowers Bakeries' acquisition of Kroger's Memphis, Tennessee bakery. The $39.9 million represents capital expenditures of $18.7 million at Flowers Bakeries and $21.2 million at Mrs. Smith's Bakeries which were made primarily to update and enhance production and distribution facilities. In addition, the company received dividends of $20.8 million from its investment in Keebler.

     In fiscal 2000, net cash disbursed for financing activities was $52.2 million. Debt decreased by $4.4 million and dividends paid were $52.4 million. These items were partially offset by $4.6 million received from the exercise of stock options.

     In fiscal 2000, the company's predecessor, FII, paid dividends per share of $.530, an increase of 2.9% from $.515 paid in the prior year. Flowers Foods paid no dividends in fiscal 2000. Dividends are declared at the discretion of the Board of Directors based on an assessment of the company's financial position and other considerations. The company's ability to pay dividends is restricted by the terms of its credit agreement.

     On March 26, 2001, the company effected a complete refinancing of its credit facilities and extinguished certain financing leases and other facilities as part of that refinancing. In addition, the company purchased certain fixed assets which were previously leased and outstanding notes payable to SunTrust Bank from the company's independent distributors in connection with the distributors' purchase of routes.

     On March 26, 2001 the company completed a tender offer for the $200 million aggregate principle amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all of the debentures at a discount. Accordingly, in the first quarter of fiscal 2001 the company will record an extraordinary gain of approximately $5.8 million, net of tax, related to the early extinguishment of these debentures.

     The purchase of the fixed assets, distributor notes and debentures was financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The new credit agreement provides for total borrowings of up to $380 million consisting of term loans of $100 million ("Term Loan A") and $150 million ("Term Loan B") and a revolving loan facility of $130 million (the "revolving loan facility").

     As a result of the transactions discussed in the preceding paragraph, the company's total debt outstanding (in thousands) at March 27, 2001 consisted of:

Revolving loan facility.....................................  $   11,190
Term Loan A.................................................     100,000
Term Loan B.................................................     150,000
Capitalized leases..........................................      60,850
Other.......................................................      10,395
                                                              ----------
                                                              $  332,435
                                                              ==========

     Term Loan A requires quarterly principal payments of $5.0 million beginning September 30, 2001, increasing to $5.6 million beginning March 31, 2002 and to $7.5 million beginning March 31, 2003 through maturity, March 26, 2005. Term Loan B requires quarterly principal payments of $0.38 million beginning September 30, 2001, increasing to $13.8 million beginning March 31, 2005 with a final payment of $34.8 million at maturity, March 26, 2007.

     Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company's leverage ratio and can range from 2.5% - 0.5% for Term Loan A and the revolving loan facility and 3.00% - 1.75% for Term Loan B. The current rate is approximately 7.75% for Term Loan A and the revolving loan facility and 8.25% for Term Loan B. In addition, a commitment fee of 0.5% - .375% is due quarterly on all commitments not utilized under the new credit agreement.

     The new credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchases of common stock and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividend can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property.

     Based on its current cash position, its cash flow from operating activities and its existing credit agreement, the company believes it can meet presently foreseeable financial requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for the company on December 31, 2000 (the first day of fiscal year 2001). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     While FAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the company has determined that the more stringent accounting and documentation requirements under FAS 133 will not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

     In accordance with the transition provisions of FAS 133, the company recorded on December 31, 2000 a net-of-tax cumulative-effect-type adjustment of $(0.5) million in accumulated other comprehensive income to recognize at fair value all derivative instruments that had previously been designated in a hedging relationship of the variable cash flow exposure of a forecasted (anticipated) transaction. Related gains of $6.0 million, deferred on the balance sheet, were reclassified to shareholders' equity through a net-of-tax cumulative-effect-type adjustment in other comprehensive income.

     On May 18, 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue No. 00-14 Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issue is effective for the company for the second quarter of fiscal 2001. Management has assessed the impact of this guidance and determined that adoption will not result in a material reclassification between sales and selling, general, and administrative expense. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.6 million, $2.2 million and $2.1 million for the fiscal years 2000, 1999 and 1998, respectively. Upon adoption of EITF 00-14, the company will record coupon expense as a reduction to arrive at sales. This issuance will not affect net income.

     In January 2001, the EITF reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective for the company in the first quarter of fiscal 2001. The company currently records such sales incentives as selling, marketing and administrative expenses. Such expenses were $51.4 million, $56.9 million and $51.9 million for fiscal years 2000, 1999 and 1998, respectively. Upon adoption of this consensus, the company will record such expenses as reductions to arrive at sales. This consensus will not affect net income.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The company is required to apply the accounting principles and disclosures described in this bulletin in the fourth quarter of fiscal 2000. SAB 101 had no material effect on the company's sales or net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the company is exposed to commodity risks, primarily related to the purchase of raw materials and packaging supplies. The company manages its exposure to this risk through the use of various financial instruments, none of which are entered into for trading purposes. The company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The company's accounting policy related to financial instruments is further described in Notes to Consolidated Financial Statements.

  Commodity Price Risk

     The company enters into commodity future and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. A sensitivity analysis has been prepared to estimate the company's exposure to commodity price risk. Based on the company's derivative portfolio as of December 30, 2000, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $3.8 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects all executive officers for one-year terms with the exception of the positions of President and Chief Operating Officer, Flowers Bakeries and President and Chief Operating Officer, Mrs. Smith's Bakeries, which are appointed by the Chairman of the Board of Directors and Chief Executive Officer to serve until they resign or are removed.

                               EXECUTIVE OFFICERS

NAME                                        AGE                    POSITION
----                                        ---                    --------
Amos R. McMullian.........................   63   Chairman of the Board of Directors and
                                                  Chief Executive Officer
G. Anthony Campbell.......................   49   Secretary and General Counsel
Jimmy M. Woodward.........................   40   Vice President and Chief Financial Officer
George E. Deese...........................   55   President and Chief Operating Officer,
                                                    Flowers Bakeries
Gary L. Harrison..........................   63   President and Chief Operating Officer,
                                                    Mrs. Smith's Bakeries
Marta Jones Turner........................   47   Vice President of Communications and
                                                    Investor Relations

     Our directors are divided into three classes so that only one class is elected each year. The table below sets forth the members of our current Board of Directors and indicates when each director's term expires. Commencing with the annual meeting of shareholders to be held after the end of fiscal 2002, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for such class expires and thereafter will serve for a term of three years.

                                   DIRECTORS

NAME                                                          AGE   TERM EXPIRES
----                                                          ---   ------------
Amos R. McMullian...........................................  63        2003
G. Anthony Campbell.........................................  49        2002
Edward L. Baker.............................................  66        2002
Joe E. Beverly..............................................  59        2003
Franklin L. Burke...........................................  59        2004
Robert P. Crozer............................................  54        2004
Langdon S. Flowers..........................................  79        2004
Joseph L. Lanier, Jr........................................  69        2004
J.V. Shields, Jr............................................  63        2003
Jackie M. Ward..............................................  62        2002
C. Martin Wood III..........................................  57        2002

     Amos R. McMullian has been Chairman of the Board of Directors and Chief Executive Officer of Flowers Foods since November 2000. Mr. McMullian previously served as Chairman of the Board of Directors of Flowers Industries from 1985 to March 2001 and as its Chief Executive Officer from 1981 to March 2001. Mr. McMullian also previously served as a director of Keebler from 1996 to March 2001.

     G. Anthony Campbell has been General Counsel and Secretary and a director of Flowers Foods since November 2000. Mr. Campbell served as General Counsel and Secretary of Flowers Industries from January

1985 to March 2001. He previously served as a director of Flowers Industries from 1991 to March 2001 and as a director of Keebler from 1998 to March 2001.

     Jimmy M. Woodward has been Vice President and Chief Financial Officer of Flowers Foods since November 2000. Mr. Woodward previously served in that capacity at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time. Mr. Woodward previously served as a director of Keebler from 1998 to March 2001. Mr. Woodward serves as a director of Integrity, Inc. (Nasdaq).

     George E. Deese has been President and Chief Operating Officer of Flowers Bakeries since January 1997. He previously served as President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

     Gary L. Harrison has been President and Chief Operating Officer of Mrs. Smith's Bakeries since January 1997. He previously served as President and Chief Operating Officer, Specialty Foods Group of Flowers Industries from 1989 to January 1997, Executive Vice President, Baked Products Group of Flowers Industries from 1987 to 1989, Regional Vice President, Baked Products Group of Flowers Industries from 1977 to 1987 and President of Flowers Baking Company of Thomasville from 1976 to 1977.

     Marta Jones Turner is Vice President of Communications and Investor Relations of Flowers Foods. Ms. Turner has served in that capacity at Flowers Foods since November 2000. Ms. Turner previously served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.

     Edward L. Baker has been Chairman of the Board of Directors of Florida Rock Industries, Inc. (NYSE) since 1989. He has also served as Chairman of the Board of Directors of Patriot Transportation Holding, Inc. (OTC) (formerly FRP Properties, Inc.) since 1989. Mr. Baker was elected as a director of Flowers Foods in March 2001. He previously served as a director of Flowers Industries from 1992 to March 2001.

     Joe E. Beverly has been Chairman of the Board of Commercial Bank in Thomasville, Georgia, a wholly-owned subsidiary of Synovus Financial Corp.
(NYSE) since 1989. He is also the former Vice Chairman of the Board of Synovus Financial Corp, and a director of Synovus Financial Corp. He was President of Commercial Bank from 1973 to 1989. Mr. Beverly was elected as a director of Flowers Foods in March 2001. Mr. Beverly previously served as a director of Flowers Industries from August 1996 to March 2001.

     Franklin L. Burke, a private investor since 1991, is the former Senior Executive Vice President and Chief Operating Officer of Bank South Corp., Atlanta, Georgia, and the former Chairman and Chief Executive Officer of Bank South, N.A., the principal subsidiary of Bank South Corp. Mr. Burke was elected as a director of Flowers Foods in March 2001. Mr. Burke previously served as a director of Keebler from 1998 to March 2001 and as a director of Flowers Industries from 1994 to March 2001.

     Robert P. Crozer served as Vice Chairman of the Board of Directors of Flowers Foods from November 2000 to March 2001. Mr. Crozer was elected as a director of Flowers Foods in November 2000. He previously served as Vice Chairman of the Board of Flowers Industries from 1989 to March 2001. Mr. Crozer also served as a director of Keebler from 1996 to March 2001 and as Chairman of the Board of Keebler from 1998 to March 2001.

     Langdon S. Flowers retired as Chairman of the Board of Directors of Flowers Industries in 1985. He served as a director of Flowers Industries from 1968 to March 2001. Mr. Flowers was elected as a director of Flowers Foods in March 2001.

     Joseph L. Lanier, Jr. has been Chairman of the Board of Directors and Chief Executive Officer of Dan River Inc. (NYSE), Danville, Virginia, a textile company, since 1989. He is also Chairman of the Board of

Directors of Dimon, Inc. (NYSE) and a director of SunTrust Banks, Inc. (NYSE), Torchmark Corp. (NYSE) and Waddell & Reed Financial, Inc. (NYSE). Mr. Lanier was elected as a director of Flowers Foods in March 2001. Mr. Lanier served as a director of Flowers Industries from 1977 to March 2001.

     J.V. Shields, Jr. has been Chairman of the Board of Directors and Chief Executive Officer of Shields & Company, New York, New York, a diversified financial services company and member of the New York Stock Exchange, Inc. since 1982. Mr. Shields also is the Chairman of the Board of Directors and Chief Executive Officer of Capital Management Associates, Inc., a registered investment advisor, and the Chairman of the Board of Trustees of The 59 Wall Street Trust, the Brown Brothers Harriman mutual funds group. Mr. Shields was elected as a director of Flowers Foods in March 2001. He previously served as a director of Flowers Industries from 1989 to March 2001.

     Jackie M. Ward has been Chairman of the Board of Directors of Computer Generation Incorporated, a telecommunications company based in Atlanta, Georgia since 1968. She is also a director of Bank of America Corporation (NYSE), Equifax, Inc. (NYSE), Matria Healthcare, Inc. (Nasdaq), PTEK Holdings, Inc. (Nasdaq), Profit Recovery Group International, Inc. (Nasdaq), SCI Systems, Inc.
(NYSE), and Trigon Healthcare, Inc. (NYSE). Ms. Ward was elected as a director of Flowers Foods in March 2001. She previously served as a director of Flowers Industries from March 1999 to March 2001.

     C. Martin Wood III retired as Senior Vice President and Chief Financial Officer of Flowers Industries on January 1, 2000, a position that he had held since 1978. Mr. Wood served on Flowers Industries' Board of Directors from 1975 until March 2001. Mr. Wood also served as a director of Keebler from 1996 to March 2001. Mr. Wood was elected as a director of Flowers Foods in March 2001.

     Robert P. Crozer, J.V. Shields, Jr. and C. Martin Wood III are married to sisters, all of whom are nieces of Langdon S. Flowers.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Flowers Foods Board of Directors has established certain standing committees, which include the audit, nominating, compensation, executive, pension and finance and banking committees. The functions and responsibilities of the standing committees of our Board of Directors are described below.

     The members of the audit committee are: Edward L. Baker, chairman, Joe E. Beverly, Franklin L. Burke and Jackie M. Ward. The functions of the audit committee are: (a) recommending to the Board of Directors the engagement or discharge of independent auditors; (b) reviewing investigations into matters relating to audit functions; (c) reviewing with independent auditors the plan for and results of the audit engagement; (d) reviewing the scope and results of our internal auditing procedures; (e) reviewing the independence of the auditors; (f) considering the range of audit and non-audit fees; (g) reviewing the adequacy of our system of internal accounting controls; and (h) reviewing related party transactions.

     The members of the nominating committee are: Jackie M. Ward, chairman, Amos
R. McMullian, Edward L. Baker and Joseph L. Lanier, Jr. The functions of the nominating committee are: (a) selecting or recommending to the Board of Directors nominees for election as directors; and (b) considering the performance of incumbent directors in determining whether to nominate them for re-election. The nominating committee will consider nominations for directors at the annual meeting that are submitted by shareholders in the manner provided in the bylaws of the company.

     The members of the compensation committee are: Joseph L. Lanier, Jr., chairman, Edward L. Baker, Franklin L. Burke and Jackie M. Ward. The functions of the compensation committee are: (a) approving or recommending to the Board of Directors approval of compensation plans for officers and directors; (b) approving, or recommending to the Board of Directors approval of, remuneration arrangements for directors and senior management; and (c) granting benefits under compensation plans.

     The members of the executive committee are: Amos R. McMullian, chairman, G. Anthony Campbell, Langdon S. Flowers and Joseph L. Lanier, Jr. The function of the executive committee is to exercise the powers of the Board of Directors in the management and control of the business of the company during the intervals between meetings of the Board of Directors.

     The members of the pension and finance committee are: C. Martin Wood III, chairman, Franklin L. Burke, J. V. Shields, Jr., Joe E. Beverly and Robert P. Crozer. The functions of the pension and finance committee are: (a) recommending to the Board of Directors in regard to the company's planning with respect to its capital structure and raising of its long-term capital and with regard to dividend actions and (b) review the performance and management of the company in regard to contributions to any pension plan, profit sharing, retirement or savings plan, or any proposed changes in the funding method or interest assumption or in amortization of liabilities in connection with funding any plan.

     The members of the banking committee are Amos R. McMullian, chairman, and
G. Anthony Campbell. The functions of banking committee are: (a) designating officers of the company to open bank accounts and enter into letters of credit and other debt instruments and (b) authorize additional signatories to the company's bank accounts.

DIRECTORS' FEES

     Flowers Foods was formed in October 2000. None of the directors of Flowers Foods received compensation from Flowers Foods during fiscal year 2000.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     We were formed in October 2000 and remained a wholly-owned subsidiary of FII until March 26, 2001. Consequently, none of our executive officers received compensation or grants of stock options or other awards of securities by Flowers Foods during fiscal 2000. Accordingly, the information in this section relates to compensation paid by FII to certain of its executive officers who became executive officers of Flowers Foods for the periods presented. Compensation of executive officers of Flowers Foods for the periods following the spin-off will be determined by Flowers Foods' Board of Directors or the compensation committee thereof and can be expected to take into account factors such as the size and operating performance of Flowers Foods.

     The following table provides certain summary information for the periods indicated concerning compensation of the Chief Executive Officer and each of the four other most highly compensated executive officers of FII, all of whom, except Mr. Crozer, became executive officers of Flowers Foods as of March 26, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                            COMPENSATION(1)
                                                           ANNUAL COMPENSATION            --------------------
                                                   ------------------------------------   RESTRICTED
                                                                                  OTHER     STOCK      OPTION
                                                   FISCAL    SALARY     BONUS     COMP.     AWARDS     AWARDS
NAME AND PRINCIPAL POSITION AT FLOWERS INDUSTRIES   YEAR       $          $         $         $           #
-------------------------------------------------  ------   --------   --------   -----   ----------   -------
Amos R. McMullian............................       2000     850,000          0     0              0   198,000
  Chairman of the Board and                         1999     850,000          0     0        908,392         0
  Chief Executive Officer                           1998     736,000    552,000     0        730,509   198,000
Robert P. Crozer.............................       2000     725,000          0     0              0   146,000
  Vice Chairman of the Board                        1999     725,000          0     0        531,160         0
                                                    1998     579,616    405,731     0        279,399   146,000
Jimmy M. Woodward............................       2000     265,000          0     0              0    28,000
  Vice President and                                1999     260,000     25,000     0        123,576         0
  Chief Financial Officer                           1998     238,462     90,769     0         39,200    28,000
George E. Deese..............................       2000     353,600          0     0              0    47,500
  President and Chief                               1999     353,600          0     0      1,413,044         0
  Operating Officer, Flowers                        1998     345,700    156,900     0        192,249    47,500
  Bakeries
Gary L. Harrison.............................       2000     353,600          0     0              0    47,500
  President and Chief                               1999     353,600          0     0      1,413,044         0
  Operating Officer,                                1998     345,700          0     0        192,249    47,500
  Mrs. Smith's Bakeries

---------------

(1) Reflects dollar value of restricted stock awards at the date of grant and options to acquire that number of shares of FII common stock granted pursuant to Flowers Industries 1989 Executive Stock Incentive Plan. No FII options remain outstanding.

FLOWERS FOODS 2001 EQUITY AND PERFORMANCE INCENTIVE PLAN

     Flowers Foods has established an equity performance and incentive plan in order to encourage ownership of Flowers Foods common stock by its executives and to more closely align the interests of our executives with those of Flowers Foods' shareholders. A summary of the plan is set forth below. Certain key employees and officers of Flowers Foods and any of its subsidiaries who are selected by the Board and the nonemployee directors of Flowers Foods are eligible to receive awards under the plan. References in this discussion to actions that are to be taken by or are the responsibility of the Board will generally be taken by or be the responsibility of the compensation committee.

  Principal Features of the Plan

     General. Under the plan, Flowers Foods' Board is authorized to make awards of (1) options to purchase shares of Flowers Foods common stock, (2) performance stock and performance units, (3) restricted stock and (4) deferred stock. Flowers Foods' compensation committee is authorized to oversee the plan and to make awards and grants under the plan.

     Shares Available Under the Plan. The number of shares of Flowers Foods common stock that may be issued or transferred (1) upon the exercise of options,
(2) as restricted stock and released from all substantial risks of forfeiture,
(3) as deferred stock, (4) in payment of performance stock or performance units that have been earned, (5) in payment of dividend equivalents paid with respect to awards made under the plan, or (6) in payment of appreciation rights, may not exceed a total of 2,000,000, subject to some adjustments pursuant to the terms of the plan. These shares of common stock may be original issue or treasury shares or a combination of both.

     Eligibility. Officers, key employees and nonemployee directors of Flowers Foods, as well as any person who has agreed to begin serving in such capacity within 30 days of the date of the grant are eligible to be selected by Flowers Foods' Board to receive benefits under the plan. Flowers Foods' Board selects those who will receive grants on the basis of management objectives.

     Options. Options entitle the optionee to purchase shares of Flowers Foods common stock at a predetermined price per share (which may not be less than the market value at the date of grant). Each grant specifies whether the option price will be payable (1) in cash at the time of exercise, (2) by the transfer to Flowers Foods of shares of common stock owned by the optionee for at least six months, having a value at the time of exercise equal to the option price,
(3) if authorized by Flowers Foods' Board, the delivery of shares of restricted stock or other forfeitable shares, deferred stock, performance stock, other vested options, or performance units, or (4) a combination of those payment methods. Grants may provide for deferred payment of the option price from the proceeds of sale through a broker on the date of exercise of some or all of the shares of Flowers Foods common stock to which the exercise relates. No options are exercisable more than ten years from the date of grant. Each grant must specify the period of continuous employment with Flowers Foods that is required before the options become exercisable. Grants may provide for earlier exercise of an option in the event of retirement, disability, death or a "change in control" of Flowers Foods so defined in the plan, or other similar transactions or events. Grants may also specify management objectives that must be achieved as a condition to the exercise of the option. Successive grants may be made to the same optionee whether or not previously granted options remain unexercised.

     Restricted Stock. An award of restricted stock involves the immediate transfer of ownership of a specific number of shares of Flowers Foods common stock by Flowers Foods to a participant in consideration of the performance of services. The participant is immediately entitled to voting, dividend and other ownership rights in such shares. The transfer or later elimination of restrictions may be made without additional consideration or in consideration of a payment by the participant that is less than current market value, as Flowers Foods' Board may determine. Flowers Foods' Board may condition the award on the achievement of specified management objectives. Restricted stock must be subject to a "substantial risk of forfeiture" within the meaning of Section 83 of the Internal Revenue Code for a period to be determined by Flowers Foods' Board in order for the award to avoid immediate taxation. An example would be a provision that the restricted stock would be forfeited if the participant ceased to serve as an officer or key employee of Flowers Foods during a specified period of years. If service alone is the criterion for non-forfeiture, the period of service must be at least three years; if other management objectives are included, non-forfeiture may occur one year from the date of grant. In order to enforce these forfeiture provisions, the transferability of restricted stock will be prohibited or restricted in a manner and to the extent prescribed by Flowers Foods' Board for the period during which the forfeiture provisions are to continue. Flowers Foods' Board may provide for a shorter period during which the forfeiture provisions are to apply in the event of retirement, disability, death or a change in control of Flowers Foods or other similar transaction or event.

     Deferred Stock. An award of deferred stock constitutes an agreement by Flowers Foods to deliver shares of its common stock to the participant in the future in consideration of the performance of services. However, the deferred stock award may be subject to the fulfillment of certain conditions, such as management objectives, during the deferral period specified by Flowers Foods' Board. During the deferral period, the participant cannot transfer any rights in the award and has no right to vote the shares of deferred stock, but Flowers Foods' Board may, on or after the date of the award, authorize the payment of dividend equivalents on such shares on a current, deferred or contingent basis, either in cash or in additional shares of Flowers Foods common stock. Awards of deferred stock can be made without additional consideration or in consideration of a payment by the participant that is less than the market value per share on the date of award. Deferred stock must be subject to performance of services for at least three years; provided that if management objectives are included, the performance of services must be for at least one year. Flowers Foods' Board determines the deferral period at the date of the award, and may provide for a deferral period of less than three years in the event of retirement, disability, death or a change in control of Flowers Foods or other similar transaction or event.

     Performance Stock and Performance Units. Performance stock and performance units involve awards that become payable upon the achievement of specified management objectives during a designated performance period. This performance period may be subject to early termination in the event of retirement, disability or death or a change in control of Flowers Foods or other similar transaction or event. A minimum level of acceptable achievement may also be established by Flowers Foods' Board. If, by the end of the performance period, the participant has achieved the specified management objectives, the participant will be deemed to have fully earned the performance stock and/or performance units. If the participant has not achieved the management objectives, but has attained or exceeded the predetermined minimum, the participant will be deemed to have partly earned the performance stock and/or performance units (such part to be determined in accordance with a formula). To the extent earned, the performance stock and/or performance units are paid to the participant at the time and in the manner determined by Flowers Foods' Board in cash, shares of Flowers Foods common stock or in any combination of those methods. Each award of performance stock or performance units may be subject to adjustment to reflect changes in compensation or other factors, so long as no adjustment would result in the loss of an available exemption for the award under Section 162(m) of the Internal Revenue Code. Flowers Foods' Board or its compensation committee may provide for the payment of dividend equivalents to the holder on a current, deferred or contingent basis, either in cash or in additional Flowers Foods common stock.

     Management Objectives. Under the plan, Flowers Foods' Board is required to establish performance goals for purposes of performance stock and performance units. In addition, if Flowers Foods' Board so chooses, options, restricted stock and deferred stock may also specify management objectives. Management objectives may be described either in terms of firm-wide objectives, individual participant objectives, or objectives related to performance of the division, subsidiary, department or function within Flowers Foods in which the participant is employed. Management objectives applicable to any award may include specified levels of and/or growth in (1) cash flow, (2) earnings per share, (3) earnings before interest and taxes, (4) earnings per share growth, (5) net income, (6) return on assets, (7) return on assets employed, (8) return on equity, (9) return on invested capital, (10) return on total capital, (11) revenue growth,
(12) stock price, (13) total return to shareholders, (14) economic value added,
(15) operating profit growth, or any combination of those methods. If Flowers Foods' Board determines that a change in the business, operations, corporate structure or capital structure of Flowers Foods, or the manner in which it conducts its business, or other events or circumstances render the management objectives unsuitable, Flowers Foods' Board may modify the performance goals or the related minimum acceptable level of achievement, in whole or in part, as Flowers Foods' Board deems appropriate and equitable, unless the result would be to make an award otherwise eligible for an exemption under Section 162(m) of the Internal Revenue Code ineligible for such an exemption.

     Transferability. Except as otherwise determined by Flowers Foods' Board, no option or other award under the plan is transferable by a participant other than by will or the laws of descent and distribution, or (except for incentive stock options) to the participant's immediate family or trusts established solely for the benefit of one or more members of the immediate family. Except as otherwise determined by Flowers Foods' Board, options are exercisable during the optionee's lifetime only by him or her. The Board of Directors may specify at the date of grant that part or all of the shares of Flowers Foods common stock that are (1) to be issued or transferred by Flowers Foods upon exercise of options, upon termination of the deferral period applicable to deferred stock or upon payment under any grant of performance stock or performance units or (2) no longer subject to the substantial risk of forfeiture and restrictions on transfer referred to in the plan, shall be subject to further restrictions on transfer.

     Adjustments. The plan provides that the number of shares available for awards will be adjusted to account for (a) shares relating to awards that expire or are forfeited under the plan, or (b) shares that are transferred, surrendered or relinquished in payment of the option exercise price for satisfaction of withholding rules for the exercise or receipt of awards under the plan. This permits the grant of additional awards equal to the number of shares turned in by award recipients. The maximum number of shares of Flowers Foods common stock covered by outstanding options, deferred stock, performance stock and restricted stock granted under the plan, and the prices per share applicable to those shares, are subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations, mergers, consolidations, spin-offs, reorganizations, liquidations, issuances of rights or warrants, and similar events. In the event of any such transaction, Flowers Foods' Board is given discretion to provide a substitution of alternative consideration for any or all outstanding awards under the plan, as it in good faith determines to be equitable under the circumstances, and may require the surrender of all awards so replaced. Flowers Foods' Board may also make or provide for adjustments in the numerical limitations under the plan as Flowers Foods' Board may determine appropriate to reflect any of the foregoing transactions or events. Flowers Foods' Board is authorized to interpret the plan and related agreements and other documents. Flowers Foods' Board may make awards to employees under any or a combination of all of the various categories of awards that are authorized under the plan, or in its discretion, make no awards. The plan may be amended from time to time by Flowers Foods' Board. However, any amendment that must be approved by the shareholders of Flowers Foods in order to comply with applicable law or the rules of the principal national securities exchange or quotation system upon which Flowers Foods common stock is traded or quoted will not be effective unless and until such approval has been obtained in compliance with those applicable laws or rules. These amendments would include any increase in the number of shares issued or certain other increases in awards available under the plan (except for increases caused by adjustments made pursuant to the plan). Presentation of the plan or any amendment of the plan for shareholder approval is not to be construed to limit Flowers Foods' authority to offer similar or dissimilar benefits through plans that are not subject to shareholder approval.

     Flowers Foods' Board may provide for special terms for awards to participants who are foreign nationals or who are employed by Flowers Foods outside the United States of America as Flowers Foods' Board may consider necessary or appropriate to accommodate differences in local law, tax policy or custom.

     The plan provides that awards representing no more than 3% of the shares available under the plan may not be required to meet certain restrictions otherwise applicable to restricted stock, deferred stock and performance stock awards under the plans. Flowers Foods' Board may not, without further approval of its shareholders, authorize the amendment of any outstanding option to reduce the option price. Furthermore, no option may be canceled and replaced with awards having a lower option price without further approval of the shareholders of Flowers Foods. The plan does not confer on any participant a right to continued employment with Flowers Foods.

SEVERANCE POLICY

     We intend to adopt a severance policy that will pay an amount of compensation proportionate to service rendered to Flowers Foods and to its predecessor FII and their respective subsidiaries to any employee (including those who are members of a collective bargaining unit and bargain to be included in the policy) who is actually or constructively terminated, other than for good cause, following a change in control, as defined in our benefit plans.

RETIREMENT PLAN

     We have adopted the Flowers Foods Retirement Plan No. 1, which provides a pension benefit upon retirement on or after age 65 to qualified employees of our adopting subsidiaries but not to employees of Flowers Foods. However, the plan credits all employees who were eligible under the Flowers Industries Retirement Plan No. 1 prior to the spin-off for each year of service with FII. The pension is the sum of annual credits earned during employment. The basic annual credit is 1.35 percent of the first $10,000 of W-2 earnings, subject to certain exclusions, for each year of service and 2 percent of W-2 earnings, subject to certain exclusions, in excess of $10,000 each year for each year of service. Certain additional credits are provided for a limited group of participants in the retirement plan. The table below includes the estimated amounts which are payable to the persons indicated upon their retirement at age 65 under the provisions of the retirement plan and assuming that payment is made in the form of a 50% joint and survivor annuity. Effective as of the date of the spin-of, the individuals listed in the table below have accrued certain benefits under Retirement Plan No. 1 but will not earn additional benefits.

                       DISCLOSURE FOR CERTAIN INDIVIDUALS

                                                              CREDITED
                                                              YEARS OF   PROJECTED ANNUAL
                                                              SERVICE        BENEFIT
                                                              --------   ----------------
Amos R. McMullian...........................................     37          $137,946
Robert P. Crozer............................................     27          $112,219
Jimmy M. Woodward...........................................     15          $ 36,383
George E. Deese.............................................     36          $ 98,051
Gary L. Harrison............................................     44          $ 94,361

SEPARATION AGREEMENTS

     We intend to enter into separation agreements with certain of our executive officers as such term is defined under the Securities Exchange Act of 1934, as amended. These agreements will serve as memoranda of the change in control provisions that have been authorized by us in our benefit plans, and provide additional benefits, including relocation benefits and certain welfare benefits in the event of termination of employment following a change in control, except that these benefits are to be reduced to the extent benefits are received under the severance policy described above. The agreements will also provide for gross-up payments to neutralize any excise taxes imposed on payments subject to
Section 4999 of the Internal Revenue Code, or additional income taxes on those payments. The compensation committee may select, in its sole discretion, the executives to be offered such separation agreements.

PERFORMANCE GRAPH

     Our common stock did not commence regular way trading on the New York Stock Exchange until the completion of our spin-off from FII on March 26, 2001. Prior to March 26, 2001 our common stock was not publicly traded. Therefore, the stock performance graph for the fiscal year ended December 30, 2000 has been omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF FLOWERS FOODS

     The following table sets forth the number of shares of Flowers Foods common stock beneficially owned by each director and each executive officer of Flowers Foods and by all directors and executive officers as a group, consisting of 15 persons, as of March 28, 2001.

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
NAME OF BENEFICIAL OWNER                                        NUMBER          PERCENT
------------------------                                      -----------      ---------
Edward L. Baker.............................................      11,192(1)          *
Joe E. Beverly..............................................      17,246(2)          *
Franklin L. Burke...........................................       2,492(3)          *
G. Anthony Campbell.........................................      74,316             *
Robert P. Crozer............................................     721,979(4)       3.63%
George E. Deese.............................................      38,301(5)          *
L.S. Flowers................................................     121,799(6)          *
Gary L. Harrison............................................      44,987(7)          *
Joseph L. Lanier, Jr........................................      16,101(8)          *
Amos R. McMullian...........................................     160,640             *
J.V. Shields, Jr............................................   1,076,899(9)       5.42%
Marta J. Turner.............................................       2,074             *
Jackie M. Ward..............................................       1,250             *
C. Martin Wood III..........................................     686,464(10)      3.46%
Jimmy M. Woodward...........................................       2,684             *
All directors and executive officers as a group (15
  persons)..................................................   2,978,424         15.00%

---------------

  * Represents beneficial ownership of less than 1% of Flowers Foods common stock.

 (1) Includes 4,660 shares held by a family trust for which Mr. Baker is a co-trustee.
 (2) Includes 9,196 shares owned by the spouse of Mr. Beverly, as to which shares Mr. Beverly disclaims any beneficial ownership.
 (3) Includes 750 shares owned by the spouse of Mr. Burke, over which shares Mr. Burke has investment authority.
 (4) Includes 196,556 shares held by limited partnerships in which Mr. Crozer and his spouse are the general partners. Also includes the following shares as to which Mr. Crozer disclaims any beneficial ownership: (i) 1,518 shares held by Mr. Crozer and his spouse as custodians for their minor son; (ii) 58,554 shares held by trusts for the benefit of Mr. Crozer's minor children; and (iii) 371,253 shares owned by the spouse of Mr. Crozer.
 (5) Includes the following shares as to which Mr. Deese disclaims any beneficial ownership: (i) 4,416 shares owned by the spouse of Mr. Deese; and (ii) 242 shares held by Mr. Deese as custodian for his minor grandchildren.
 (6) Includes 61,368 shares owned by the spouse of Mr. Flowers, as to which Mr. Flowers disclaims any beneficial ownership.
 (7) Includes 6,000 shares held by a limited partnership in which Mr. Harrison is a general partner. Also includes 8,000 shares owned by the spouse of Mr. Harrison, as to which Mr. Harrison disclaims any beneficial ownership.
 (8) Includes 4,778 shares owned by the spouse of Mr. Lanier, as to which Mr. Lanier disclaims any beneficial ownership.
 (9) Includes: (i) 426,599 shares held by investment advisory clients of Capital Management Associates, Inc., of which Mr. Shields is chairman of the board of directors and chief executive officer, and (ii) 646,300 shares owned by the spouse of Mr. Shields, as to which Mr. Shields disclaims beneficial ownership. Mr. Shields' business address is Shields & Company, 140 Broadway, New York, NY 10005.
(10) Includes 10,260 shares held by a trust of which Mr. Wood is co-trustee and the following shares, as to which Mr. Wood disclaims beneficial ownership:
     (i) 1,118 shares held by a trust for which Mr. Wood serves as a trustee; (ii) 575,539 shares owned by the spouse of Mr. Wood; and (iii) 5,130 shares held by Mr. Wood as custodian for his nephew.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

     1. Financial Statements of the Registrant

        Report of Independent Accountants

        Consolidated Statement of Income for the fifty-two weeks ended December 30, 2000, January 1, 2000, and January 2, 1999.

        Consolidated Balance Sheet at December 30, 2000 and January 1, 2000.

        Consolidated Statement of Changes in Shareholders' Equity for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999.

        Consolidated Statement of Cash Flows for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999.

        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules of the Registrant

        Schedule II -- Valuation and Qualifying Accounts -- for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

     3. Exhibits.  The following documents are filed as exhibits hereto:

EXHIBIT
  NO.                                NAME OF EXHIBIT
-------                              ---------------
  2.1      --  Distribution Agreement by and between Flowers Industries,
               Inc. and Flowers Foods, Inc., dated as of October 26, 2000
               (Incorporated by reference to Flowers Foods' Registration
               Statement on Form 10, dated February 9, 2001, File No.
               1-16247).
  2.2      --  Amendment No. 1 to Distribution Agreement, dated as of March
               12, 2001, between Flowers Industries, Inc. and Flowers
               Foods, Inc.
  3.1      --  Restated Articles of Incorporation of Flowers Foods, Inc.
  3.2      --  Restated Bylaws of Flowers Foods, Inc.
  4.1      --  Share Certificate of Common Stock of Flowers Foods, Inc.
  4.2      --  Rights Agreement between Flowers Foods, Inc. and First Union
               National Bank, as Rights Agent, dated March 23, 2001.
 10.1      --  Employee Benefits Agreement by and between Flowers
               Industries, Inc. and Flowers Foods, Inc., dated as of
               October 26, 2000 (Incorporated by reference to Flowers
               Foods' Registration Statement on Form 10, dated February 9,
               2001, File No. 1-16247).
 10.2      --  First Amendment to Employee Benefits Agreement by and
               between Flowers Industries, Inc. and Flowers Foods, Inc.,
               dated as of February 6, 2001 (Incorporated by reference to
               Flowers Foods' Registration Statement on Form 10, dated
               February 9, 2001, File No. 1-16247).
 10.3      --  Flowers Foods, Inc. Retirement Plan No. 1.

EXHIBIT
  NO.                                NAME OF EXHIBIT
-------                              ---------------
 10.4      --  Flowers Foods, Inc. 2001 Equity and Performance Incentive
               Plan.
 10.5      --  Credit Agreement, dated as of March 26, 2001, among Flowers
               Foods, Inc., the Lenders party thereto from time to time,
               SunTrust Bank, as Syndication Agent and Bankers Trust
               Company, as Administrative Agent.
 10.6      --  Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders.
 21        --  Subsidiaries of Flowers Foods, Inc.

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2001.

                                          FLOWERS FOODS, INC.

                                                 /s/ AMOS R. MCMULLIAN
                                          --------------------------------------
                                                    Amos R. McMullian
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                                 /s/ JIMMY M. WOODWARD
                                          --------------------------------------
                                                    Jimmy M. Woodward
                                             Vice President, Chief Financial
                                                       Officer and
                                                 Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

               /s/ AMOS R. MCMULLIAN                 Chairman of the Board and         March 30, 2001
---------------------------------------------------    Chief Executive Officer
                 Amos R. McMullian

               /s/ JIMMY M. WOODWARD                 Vice President, Chief             March 30, 2001
---------------------------------------------------    Financial Officer and
                 Jimmy M. Woodward                     Chief Accounting Officer

                /s/ EDWARD L. BAKER                  Director                          March 30, 2001
---------------------------------------------------
                  Edward L. Baker

                /s/ JOE E. BEVERLY                   Director                          March 30, 2001
---------------------------------------------------
                  Joe E. Beverly

               /s/ FRANKLIN L. BURKE                 Director                          March 30, 2001
---------------------------------------------------
                 Franklin L. Burke

              /s/ G. ANTHONY CAMPBELL                Secretary and General Counsel     March 30, 2001
---------------------------------------------------    and Director
                G. Anthony Campbell

               /s/ ROBERT P. CROZER                  Director                          March 30, 2001
---------------------------------------------------
                 Robert P. Crozer

              /s/ LANGDON S. FLOWERS                 Director                          March 30, 2001
---------------------------------------------------
                Langdon S. Flowers

             /s/ JOSEPH L. LANIER, JR.               Director                          March 30, 2001
---------------------------------------------------
               Joseph L. Lanier, Jr.

               /s/ J.V. SHIELDS, JR.                 Director                          March 30, 2001
---------------------------------------------------
                 J.V. Shields, Jr.

                /s/ JACKIE M. WARD                   Director                          March 30, 2001
---------------------------------------------------
                  Jackie M. Ward

              /s/ C. MARTIN WOOD III                 Director                          March 30, 2001
---------------------------------------------------
                C. Martin Wood III

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of independent accountants...........................   F-2
Consolidated statement of income for the fifty-two weeks
  ended December 30, 2000, January 1, 2000 and January 2,
  1999......................................................   F-3
Consolidated balance sheet at December 30, 2000 and January
  1, 2000...................................................   F-4
Consolidated statement of changes in shareholders' equity
  for the fifty-two weeks ended December 30, 2000, January
  1, 2000 and January 2, 1999...............................   F-5
Consolidated statement of cash flows for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2,
  1999......................................................   F-6
Notes to consolidated financial statements..................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of Flowers Foods, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at December 30, 2000, and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 27, 2001

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     FOR THE 52 WEEKS ENDED
                                                          --------------------------------------------
                                                           DECEMBER 30,     JANUARY 1,     JANUARY 2,
                                                               2000            2000           1999
                                                          --------------   ------------   ------------
                                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales...................................................    $1,619,980      $1,568,240     $1,538,887
Materials, supplies, labor and other production costs...       900,198         883,882        795,084
Selling, marketing and administrative expenses..........       642,535         643,432        583,352
Depreciation and amortization...........................        67,102          53,890         53,544
Insurance proceeds......................................       (17,193)             --             --
Non-recurring charge (credit)...........................        17,704          (5,994)        64,461
                                                            ----------      ----------     ----------
Income (loss) from operations...........................         9,634          (6,970)        42,446
                                                            ----------      ----------     ----------
Interest expense........................................        68,373          44,691         42,225
(Loss) income from continuing operations before income
  taxes and cumulative effect of a change in accounting
  principle.............................................       (58,739)        (51,661)           221
Income taxes............................................       (16,457)        (16,915)         1,429
                                                            ----------      ----------     ----------
(Loss) from continuing operations before cumulative
  effect of a change in accounting principle............       (42,282)        (34,746)        (1,208)
                                                            ----------      ----------     ----------
Discontinued operations (Note 3):
  Income from discontinued operations, less applicable
     taxes of $59,822, $40,246 and $40,129..............        87,809          42,040         46,238
  Transaction costs less phase-out income, less
     applicable taxes...................................       (40,482)             --             --
                                                            ----------      ----------     ----------
Income from discontinued operations.....................        47,327          42,040         46,238
                                                            ----------      ----------     ----------
Income before cumulative effect of a change in
  accounting principle..................................         5,045           7,294         45,030
Cumulative effect of a change in accounting principle,
  net of tax benefit of $2,237..........................            --              --         (3,131)
                                                            ----------      ----------     ----------
Net income..............................................    $    5,045      $    7,294     $   41,899
                                                            ==========      ==========     ==========
Net Income (Loss) Per Common Share:
Basic:
  (Loss) from continuing operations before cumulative
     effect of a change in accounting principle.........    $    (2.11)     $    (1.74)    $    (0.06)
  Income from discontinued operations...................          2.36            2.10           2.40
  Cumulative effect of a change in accounting principle,
     net of tax benefit.................................            --              --          (0.16)
                                                            ----------      ----------     ----------
  Net income per share..................................    $      .25      $     0.36     $     2.18
                                                            ==========      ==========     ==========
  Weighted average shares outstanding...................        20,024          20,022         19,279
                                                            ==========      ==========     ==========
Diluted:
  (Loss) from continuing operations before cumulative
     effect of a change in accounting principle.........    $    (2.11)     $    (1.73)    $    (0.06)
  Income from discontinued operations...................          2.36            2.09           2.39
  Cumulative effect of a change in accounting principle,
     net of tax benefit.................................            --              --          (0.16)
                                                            ----------      ----------     ----------
  Net income per share..................................    $      .25      $     0.36     $     2.17
                                                            ==========      ==========     ==========
  Weighted average shares outstanding...................        20,066          20,084         19,360
                                                            ==========      ==========     ==========

          See accompanying notes to consolidated financial statements.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               DECEMBER 30, 2000        JANUARY 1, 2000
                                                              -------------------      -----------------
                                                              (AMOUNTS IS THOUSANDS, EXCEPT SHARE DATA)
                                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................       $   11,845              $   18,665
  Accounts and notes receivable, net........................          113,099                 120,887
  Inventories, net:
    Raw materials...........................................           26,583                  34,230
    Packaging materials.....................................           12,048                  15,973
    Finished goods..........................................           49,276                  50,991
    Other...................................................            2,524                   3,451
                                                                   ----------              ----------
                                                                       90,431                 104,645
                                                                   ----------              ----------
  Other.....................................................           51,925                  85,516
                                                                   ----------              ----------
                                                                      267,300                 329,713
                                                                   ----------              ----------
Property, Plant and Equipment:
  Land......................................................           33,386                  33,322
  Buildings.................................................          264,889                 247,909
  Machinery and equipment...................................          567,682                 521,144
  Furniture, fixtures and transportation equipment..........           64,596                  51,610
  Construction in progress..................................            1,081                  59,389
                                                                   ----------              ----------
                                                                      931,634                 913,374
Less: accumulated depreciation..............................         (362,160)               (316,766)
                                                                   ----------              ----------
                                                                      569,474                 596,608
                                                                   ----------              ----------
Deferred Income Taxes.......................................           15,207                      --
Other Assets................................................           17,856                  15,209
                                                                   ----------              ----------
Net Assets of Discontinued Operations.......................          567,449                 496,678
                                                                   ----------              ----------
Cost in Excess of Net Tangible Assets:
  Cost in excess of net tangible assets.....................          166,242                 154,828
  Less: accumulated amortization............................          (40,882)                (26,073)
                                                                   ----------              ----------
                                                                      125,360                 128,755
                                                                   ----------              ----------
                                                                   $1,562,646              $1,566,963
                                                                   ==========              ==========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................       $    7,515              $    9,783
  Accounts payable..........................................          100,775                 100,291
  Facility closing costs and severance......................            5,465                   5,546
  Other accrued liabilities.................................           68,612                  59,941
                                                                   ----------              ----------
                                                                      182,367                 175,561
                                                                   ----------              ----------
Long-Term Debt and Capital Leases...........................          247,847                 303,955
                                                                   ----------              ----------
Other Liabilities:
  Deferred income taxes.....................................               --                   7,012
  Postretirement/postemployment obligations.................           22,331                  12,287
  Facility closing costs and severance......................           13,891                  18,126
  Liabilities to be Settled by Others.......................          584,198                 496,368
  Other.....................................................            9,552                  14,900
                                                                   ----------              ----------
                                                                      629,972                 548,693
                                                                   ----------              ----------
Shareholders' Equity:
  Preferred Stock -- $100 par value, authorized 100,000
    shares and none issued..................................
  Preferred Stock -- $.01 par value, authorized 900,000
    shares and none issued..................................
  Common stock $.01 par value, authorized 100,000,000
    shares, 19,865,964 issued...............................              199                  63,040
  Capital in excess of par value............................          351,506                 291,377
  Retained earnings.........................................          164,135                 219,279
  Common stock in treasury..................................               --                 (10,594)
  Stock compensation adjustments............................          (13,380)                (24,348)
                                                                   ----------              ----------
                                                                      502,460                 538,754
                                                                   ----------              ----------
                                                                   $1,562,646              $1,566,963
                                                                   ==========              ==========

          See accompanying notes to consolidated financial statements.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 TREASURY STOCK
                                             COMMON STOCK                                     --------------------
                                       -------------------------                                                        STOCK
                                         NUMBER OF                  CAPITAL IN     RETAINED   NUMBER OF              COMPENSATION
                                       SHARES ISSUED   PAR VALUE   EXCESS OF PAR   EARNINGS    SHARES       COST     ADJUSTMENTS
                                       -------------   ---------   -------------   --------   ---------   --------   ------------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Balances at January 3, 1998            88,636,089..    $ 55,398      $ 45,200      $266,734   (207,670)   $ (2,452)    $(16,313)
Common stock offering................     9,000,000       5,625       182,305           --          --          --           --
Stock issued for acquisition.........     2,000,000       1,250        38,750           --          --          --           --
Exercise of employee stock options...       225,000         141         2,797           --     (61,424)     (2,419)          --
Exercise of Equity Incentive Award...            --          --           452           --     (44,263)       (982)         524
Purchase of treasury stock...........            --          --            --           --     (24,414)       (532)          --
Net income for the year..............            --          --            --       41,899          --          --           --
Adjustment for Keebler stock
  transactions.......................            --          --        (3,677)          --          --          --           --
Stock issued into escrow in
  connection with Restricted Stock
  Award..............................       345,973         216         8,653           --          --          --       (8,869)
Restricted Stock Award reversions....        (4,648)         (3)         (225)          --     (43,595)       (377)         513
Amortization of Restricted Stock
  Award
  and Equity Incentive Award.........            --          --            --           --          --          --        4,455
Dividends paid -- $.4750 per common
  share..............................            --          --            --      (46,102)         --          --           --
                                        -----------    --------      --------      --------   ---------   --------     --------
Balances at January 2, 1999..........   100,202,414    $ 62,627      $274,255      $262,531   (381,366)   $ (6,762)    $(19,690)
Net income for the year..............            --          --            --        7,294          --          --           --
Adjustment for Keebler stock
  transactions.......................            --          --         2,907           --          --          --           --
Exercise of employee stock options...            --          --          (750)          --      78,044       1,494           --
Exercise of Equity Incentive Award...            --          --         1,043           --     (91,547)     (2,161)       1,025
Exercise of Restricted Stock Award...            --          --         1,917           --    (121,078)     (2,497)       1,666
Purchase of treasury stock...........            --          --            --           --     (15,053)       (335)          --
Stock issued into escrow in
  connection with Restricted Stock
  Award..............................       673,800         420        12,376           --          --          --      (12,796)
Restricted Stock Award reversions....       (12,366)         (7)         (371)          --     (36,160)       (333)         450
Amortization of Restricted Stock
  Award and Equity Incentive Award...            --          --            --           --          --          --        4,997
Dividends paid -- $.515 per common
  share..............................            --          --            --      (50,546)         --          --           --
                                        -----------    --------      --------      --------   ---------   --------     --------
Balances at January 1, 2000..........   100,863,848    $ 63,040      $291,377      $219,279   (567,160)   $(10,594)    $(24,348)
Net income for the year..............            --          --            --      $ 5,045          --          --           --
Adjustment for Keebler stock
  transactions.......................            --          --         3,752           --          --          --           --
Exercise of employee stock options...            --          --        (1,658)          --     188,709       3,488           --
Exercise and expiration of Restricted
  Stock Award........................      (325,541)       (204)       (3,652)          --     (33,685)       (659)       7,446
Purchase of treasury stock...........            --          --            --           --      (2,810)        (41)          --
Stock issued into escrow in
  connection with Restricted Stock
  Award..............................        22,500          14           255           --          --          --         (270)
Restricted Stock Award reversions....       (36,595)        (22)       (1,022)          --     (28,945)       (288)         940
Amortization of Restricted Stock
  Award..............................            --          --           102           --          --          --        2,852
Dividends paid -- $.530 per common
  share..............................            --          --            --      (52,372)         --          --           --
Adjustment for merger and spin-off
  transaction, including 1 for 5
  stock split........................   (80,658,248)    (62,629)       62,352       (7,817)    443,891       8,094           --
                                        -----------    --------      --------      --------   ---------   --------     --------
Balances at December 30, 2000........    19,865,964    $    199      $351,506      $164,135         --    $     --      (13,380)
                                        ===========    ========      ========      ========   =========   ========     ========

          See accompanying notes to consolidated financial statements.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE 52 WEEKS ENDED
                                                           -----------------------------------------------------
                                                           DECEMBER 30, 2000   JANUARY 1, 2000   JANUARY 2, 1999
                                                           -----------------   ---------------   ---------------
                                                                          (AMOUNTS IN THOUSANDS)
Cash flows provided by operating activities:
  Net income.............................................      $  5,045           $   7,294         $ 41,899
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Income from discontinued operations, net of taxes....       (47,327)            (42,040)         (46,238)
    Depreciation and amortization........................        67,102              53,890           53,544
    Non-recurring charge (credit)........................        17,704              (5,994)          64,461
    Deferred income taxes................................       (19,328)             (7,724)         (13,815)
    Income tax benefit related to stock options
      exercised..........................................         2,634               3,273            2,504
    Cumulative effect of a change in accounting
      principles.........................................            --                  --            5,368
    (Gain) loss on sale of property, plant and
      equipment..........................................          (569)                408           (1,051)
    Provision for inventory obsolescence.................         2,558               6,312               --
    Allowances for account receivable....................         5,875              13,413               --
    Other................................................         2,808               3,657           (1,127)
  Changes in assets and liabilities, net of acquisitions:
    Accounts and notes receivable, net...................         1,913             (16,238)          (6,248)
    Inventories, net.....................................        12,076              20,402          (21,998)
    Other assets.........................................        22,465             (19,554)         (39,529)
    Accounts payable and other accrued liabilities.......         1,400              43,516           23,970
    Facility closing costs and severance.................        (4,316)            (14,748)          (4,425)
                                                               --------           ---------         --------
         Net cash provided by operating activities.......        70,040              45,867           57,315
                                                               --------           ---------         --------
Cash flows from investing activities:
  Purchase of property, plant and equipment..............       (39,925)           (213,328)         (73,477)
  Acquisition of majority interest in Keebler............            --                  --         (312,391)
  Acquisition of businesses..............................       (22,070)            (10,772)         (37,650)
  Proceeds from property sales...........................        17,983                 285            7,741
  Dividends received.....................................        20,788                  --               --
  Other..................................................        (1,389)               (493)           1,378
                                                               --------           ---------         --------
         Net cash disbursed for investing activities.....       (24,613)           (224,308)        (414,399)
                                                               --------           ---------         --------
Cash flows from financing activities:
  Dividends paid.........................................       (52,372)            (50,546)         (46,102)
  Treasury stock purchases...............................           (41)               (338)             546
  Stock awards exercised.................................         4,567               2,147              167
  Common stock offering proceeds, net....................            --                  --          187,930
  Debenture proceeds, net................................            --                  --          197,667
  Increase (decrease) in commercial paper................            --             (74,870)          21,364
  Increase (decrease) in debt and capital leases.........        (4,401)            289,686           24,539
                                                               --------           ---------         --------
         Net cash (disbursed for) provided by financing
           activities....................................       (52,247)            166,079          386,111
                                                               --------           ---------         --------
Net increase (decrease) in cash and cash equivalents.....        (6,820)            (12,362)          29,027
Cash and cash equivalents at beginning of period.........        18,665              31,027            2,000
                                                               --------           ---------         --------
Cash and cash equivalents at end of period...............      $ 11,845           $  18,665         $ 31,027
                                                               ========           =========         ========
Schedule of noncash investing and financing activities:
  Stock compensation transactions........................      $  2,972           $   4,658         $ 20,431
  Stock issued for acquisitions..........................      $     --           $      --         $ 40,000
  Capital lease obligations..............................      $     --           $  47,406         $     --
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Interest, net of amounts capitalized.................      $ 65,182           $  52,011         $ 35,439
    Income taxes.........................................      $(14,772)          $ (11,319)        $ 19,963

          See accompanying notes to consolidated financial statements.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     On March 26, 2001, FII shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of Kellogg. In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and all other assets and liabilities directly held by FII (except for its majority interest in Keebler and certain debt and other liabilities and transaction costs totaling $698.7 million) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that each shareholder received one share of Flowers Foods stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in proceeds paid directly to FII shareholders of $1,241.6 million.

     The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, for accounting purposes, Flowers Foods is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation as of December 30, 2000. As such, Flowers Foods has classified all balance sheet information relating to the spin-off and merger transaction for the years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the Consolidated Balance Sheet, as appropriate, and all income and expense activity (including amortization of Keebler goodwill and other intangible assets recorded at FII) of Keebler for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 under the caption "Income from discontinued operations, less applicable taxes" in the Consolidated Statement of Income. In addition, costs related to the transactions, less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001, is included under the caption "Transaction costs less phase-out income, less applicable taxes in the Consolidated Statement of Income. For further information, see Note 3 of Notes to Consolidated Financial Statements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of Flowers Foods which represent the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. Intercompany transactions and balances are eliminated in consolidation.

FISCAL YEAR END

     Flowers Foods fiscal year end is the Saturday nearest December 31.

RECLASSIFICATIONS

     Certain reclassifications of prior year information were made to conform with the current presentation.

REVENUE RECOGNITION

     Revenue from the sale of product is recognized at the time of delivery when title and risk of loss pass to the customer. Discounts to independent distributors are included in selling, marketing and administrative expense. During fiscal 2000 and 1998 no sales to a single customer accounted for more than 10% of the company's sales. Sales to one customer (Winn-Dixie) were 10.2% of the company's sales in fiscal 1999.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

SHIPPING AND HANDLING

     The company recognizes shipping and handling costs as a part of selling, marketing and administrative costs. Shipping and handling expense was $27.1 million, $31.2 million and $26.0 million, in fiscal 2000, 1999 and 1998, respectively.

CASH AND CASH EQUIVALENTS

     The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables, current portion of notes receivable and miscellaneous receivables. Allowances of $19.3 million and $13.4 million were recorded at December 30, 2000 and January 1, 2000, respectively.

CONCENTRATION OF CREDIT RISK

     The company grants credit to its customers who are primarily in the grocery and foodservice markets.

INVENTORIES

     Inventories are carried at the lower of cost or market. Inventories at December 30, 2000 and January 1, 2000, respectively, are valued using the first-in-first-out method ("FIFO"). At December 30, 2000 and January 1, 2000, inventories are shown net of allowances for slow-moving and aged inventory of $3.1 million and $6.3 million, respectively.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain facilities and equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

     Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the lease term. Capitalized interest at December 30, 2000 and January 1, 2000, was $1.0 million and $3.4 million, respectively. Depreciation expense for fiscal 2000, 1999 and 1998 was $59.7 million, $48.6 million and $49.3 million, respectively.

SERVICING INCOME

     Prior to March 26, 2001, Flowers Foods' independent distributor loans were made directly between the distributor and a financial institution and, pursuant to an agreement, Flowers Foods acted as the servicing agent for the financial institution and received a fee for these services which is classified as other income in selling, general and administrative costs. Commencing late March 2001, the company will provide financing arrangements for the purchase of routes directly to the distributors.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

COST IN EXCESS OF NET TANGIBLE ASSETS

                                                              DECEMBER 30, 2000   JANUARY 1, 2000
                                                              -----------------   ---------------
                                                                    (AMOUNTS IN THOUSANDS)
Goodwill, net...............................................      $ 97,980           $100,269
Trademarks and trade names, net.............................        27,380             28,486
                                                                  --------           --------
                                                                  $125,360           $128,755
                                                                  ========           ========

     Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Goodwill related to the purchases of businesses are amortized over twenty to forty years from the acquisition date using the straight-line method. Costs of purchased trademark and trade name rights are amortized over the period of expected future benefit, ranging from ten to forty years. Amortization expense, included in income from continuing operations, for fiscal 2000, 1999 and 1998 was $7.4 million, $5.3 million and $4.2 million, respectively. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

DERIVATIVE FINANCIAL INSTRUMENTS

     The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forward commodity futures and options contracts to hedge existing or future exposure to changes in commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), is effective for the company on December 31, 2000 (the first day of fiscal year 2001). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     While FAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the company has determined that the more stringent accounting and documentation requirements under FAS 133 will not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

     In accordance with the transition provisions of FAS 133, on December 31, 2000, the company recorded a net-of-tax cumulative-effect-type adjustment of $(0.5) million in accumulated other comprehensive income to recognize at fair value all derivative instruments that had previously been designated in a hedging relationship of the variable cash flow exposure of a forecasted (anticipated) transaction. Related gains of $6.0 million, deferred on the balance sheet, were reclassified to shareholders' equity through a net-of-tax cumulative-effect-type adjustment in other comprehensive income.

COUPONS

     On May 18, 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue No. 00-14 Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and

                      FLOWERS FOODS, INC. AND SUBSIDIARIES
income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issue is effective for the company for the second quarter of fiscal 2001. Management has assessed the impact of this guidance and determined that adoption will not result in a material reclassification between sales and selling, general, and administrative expense. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.6 million, $2.2 million and $2.1 million, for the fiscal years 2000, 1999 and 1998, respectively. Upon adoption of EITF 00-14, the company will record coupon expense as a reduction to arrive at sales. This issuance will not affect net income.

CUSTOMER INCENTIVES

     In January 2001, the EITF reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective for the company in the first quarter of fiscal 2001. The company currently records such sales incentives as selling, marketing and administrative expenses. Such expenses were $51.4 million, $56.9 million and $51.9 million for fiscal years 2000, 1999 and 1998, respectively. Upon adoption of this consensus, the company will record such expenses as reductions to arrive at sales. This consensus will not affect net income.

TREASURY STOCK

     The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

ADVERTISING AND CONSUMER PROMOTION

     Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $16.3 million for fiscal 2000, $23.9 million for fiscal 1999 and $21.2 million for fiscal 1998.

STOCK-BASED COMPENSATION

     The company applies Accounting Principles Board Opinion No.
25 -- Accounting for Stock Issued to Employees ("APB 25") in accounting for its plans. The excess of the market price at the date of grant over the purchase price to be paid by the grantee, if any, is recognized ratably by the company, as compensation expense, over the vesting period.

IMPAIRMENT OF LONG-LIVED ASSETS

     The company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. In the event that facts

                      FLOWERS FOODS, INC. AND SUBSIDIARIES
and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

SOFTWARE DEVELOPMENT COSTS

     The company expenses software development costs incurred in the preliminary project stage, and thereafter, capitalizes costs incurred in developing or obtaining internally used software.

     Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation. The Company capitalized software development costs of $5.1 million and $14.7 million in fiscal 2000 and fiscal 1999, respectively.

NET INCOME PER COMMON SHARE

     Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company's stock option plans, as determined under the treasury stock method.

CHANGES IN ACCOUNTING PRINCIPLES

     On April 3, 1998, the Accounting Standards Executive Committee, a subcommittee of the American Institute of Certified Public Accountants, issued SOP 98-5 -- Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. As a result of adopting SOP 98-5, the company recorded a cumulative after-tax charge of $3.1 million, or $0.16 per share, in fiscal 1998.

COMPREHENSIVE INCOME

     During fiscal 2000 and the prior periods presented, total comprehensive income equaled net income.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.  DISCONTINUED OPERATIONS

     On March 26, 2001, FII completed a transaction that resulted in the spin-off to its existing shareholders of the stock of a new corporation, Flowers Foods. FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was simultaneously acquired by Kellogg.

     For accounting purposes, Flowers Foods is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation as of December 30, 2000. Accordingly, the operations (including amortization of Keebler goodwill and other intangible assets of $7.4 million, $6.6 million and $6.1 million for fiscal 2000, 1999 and 1998,

                      FLOWERS FOODS, INC. AND SUBSIDIARIES
respectively) of Keebler are included in "Income from discontinued operations, less applicable taxes" in the Consolidated Statement of Income. In addition, costs related to the transactions less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001 is included under the caption "Transaction costs less phase-out income, less applicable taxes" in the Consolidated Statement of Income.

     The spin-off and merger transaction consisted of the following:

     - FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries and Mrs. Smith's Bakeries, and all other assets and liabilities directly held by FII, except for its majority interest in Keebler and certain other liabilities, to the newly formed company, Flowers Foods. At that point FII's sole asset was its majority interest in Keebler and $698.7 million in debt and certain other liabilities not transferred to Flowers Foods.

     - All of the outstanding shares of Flowers Foods common stock were distributed to existing FII shareholders such that each shareholder received one share of Flowers Foods stock for every five shares of FII stock they owned.

     - Kellogg then acquired all of the outstanding common stock of FII by way of a merger, immediately after the spin-off.

     - Cash paid by Kellogg for FII less the $698.7 million of liabilities, transaction costs, separation agreement payments and other contractual payments under benefit programs, was distributed to the FII shareholders. The amount of the distribution paid directly to FII shareholders was $1,241.6 million.

     Keebler's sales for fiscal 2000, 1999 and 1998 were $2,757.0 million, $2,667.8 million and $2,226.5 million, respectively.

TRANSACTION COSTS LESS PHASE-OUT INCOME

     A reconciliation of the caption "Transaction costs less phase-out income, less applicable taxes" included in the Consolidated Statement of Income for the year ended December 30, 2000 is presented as follows:

Transaction costs...........................................  $(51,282)
Estimated Keebler income and expense activity from the
  period December 31, 2000 through March 26, 2001, less
  applicable taxes of $6,619................................  $ 10,800
                                                              --------
                                                              $(40,482)
                                                              ========

     In connection with the spin-off and merger transactions, various transaction costs were incurred by FII and Keebler. These costs are included in discontinued operations, net of tax, at December 30, 2000 with a corresponding credit to "Liabilities to be Settled by Others" (see below).

Financial advisor fees......................................  $32,374
Early debt repayments penalties.............................   11,480
Legal, accounting, and other................................    4,861
Deferred financing costs....................................    2,567
                                                              -------
                                                              $51,282
                                                              =======

     In the first quarter of fiscal year 2001, these amounts will be recorded in capital in excess of par value.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

NET ASSETS OF DISCONTINUED OPERATIONS

     At December 30, 2000 and January 1, 2000, net assets of discontinued operations is comprised of:

                                                          DECEMBER 30, 2000   JANUARY 1, 2000
                                                          -----------------   ---------------
FLOWERS INDUSTRIES:
Goodwill and other intangible assets....................      $ 270,185          $ 276,764
Minority interest.......................................       (257,086)          (183,578)
Deferred taxes..........................................         (8,324)            (5,823)
                                                              ---------          ---------
                                                                  4,775             87,363
                                                              ---------          ---------
KEEBLER:
Current assets..........................................        328,819            335,579
Property and equipment, net.............................        629,548            553,031
Other assets............................................        814,521            639,573
Current liabilities.....................................       (431,483)          (457,485)
Other liabilities.......................................       (778,731)          (661,383)
                                                              ---------          ---------
                                                                562,674            409,315
                                                              ---------          ---------

Net assets of discontinued operations...................      $ 567,449          $ 496,678
                                                              =========          =========

LIABILITIES TO BE SETTLED BY OTHERS

     In connection with the spin-off and merger transaction, approximately $698.7 million of debt and other liabilities were settled by other parties on March 26, 2001. The debt and liabilities settled included certain amounts outstanding at December 30, 2000 as well as amounts incurred subsequent to December 30, 2000. The amounts as of December 30, 2000 and corresponding balances at January 1, 2000 are set forth below. Additional liabilities settled relate primarily to additional borrowings subsequent to December 30, 2000 (See
Note 5) and payments under compensation plans.

                                                          DECEMBER 30, 2000   JANUARY 1, 2000
                                                          -----------------   ---------------
DEBT SETTLED BY KELLOGG:
Syndicated loan facility................................      $(405,000)         $(350,000)
Senior notes............................................       (125,000)          (125,000)
Other...................................................         (9,990)           (11,015)
                                                              ---------          ---------
                                                               (539,990)          (486,015)
                                                              ---------          ---------
OTHER LIABILITIES:
Transaction costs less phase out income, less applicable
  taxes.................................................        (35,732)                --
Accrued obligations under stock and incentive
  programs..............................................         (5,997)            (9,234)
Accrued interest on debt assumed........................         (2,479)            (1,119)
                                                              ---------          ---------
                                                                (44,208)           (10,353)
                                                              ---------          ---------

Liabilities to be settled by others.....................      $(584,198)         $(496,368)
                                                              =========          =========

SEPARATION AND OTHER CONTRACTUAL PAYMENTS

     In connection with the spin-off and merger transaction, various separation and other contractual payments under FII stock and incentive programs of $38.7 million were paid to executive officers and non-executive officers and employees. Of this amount, $6.0 million was accrued at December 30, 2000 and

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

$10.1 million will be recorded to stock compensation adjustments in shareholders' equity. Accordingly, a charge of $22.6 million will be recorded in Flowers Foods' continuing operations with a corresponding credit to capital in excess of par value in the first quarter of 2001.

NOTE 4.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Employee compensation.......................................    $18,005       $16,566
Rent........................................................      7,191         1,550
Insurance...................................................      9,886         9,002
Interest....................................................      6,001         3,144
Other.......................................................     27,529        29,679
                                                                -------       -------
          Total.............................................    $68,612       $59,941
                                                                =======       =======

NOTE 5.  DEBT AND LEASE COMMITMENTS

     Long-term debt consisted of the following at December 30, 2000 and January 1, 2000:

                                              INTEREST     FINAL     DECEMBER 30,   JANUARY 1,
                                                RATE     MATURITY        2000          2000
                                              --------   ---------   ------------   ----------
                                                                      (AMOUNTS IN THOUSANDS)
Debentures..................................    7.15%      2028        $200,000      $200,000
Commercial Paper............................      --       2000              --        25,027
Capital Lease Obligations...................    8.38%     Various        45,282        51,317
Other.......................................    6.24%    2004-2017       10,080        37,394
                                                                       --------      --------
                                                                        255,362       313,738
                                                                       --------      --------
Due within one year.........................                              7,515         9,783
                                                                       --------      --------
Due after one year..........................                           $247,847      $303,955
                                                                       ========      ========

     At December 30, 2000, in addition to the amounts shown above, FII had long-term debt outstanding consisting of $405 million of borrowings under a syndicated loan facility with a final maturity date of 2003, $125 million of senior notes due 2016 and certain Industrial Revenue Bonds aggregating $9.9 million. On March 26, 2001, this aggregate outstanding debt balance was retained by FII and settled in connection with the transaction discussed in Note 3. Accordingly, these amounts, as well as the corresponding amounts outstanding at January 1, 2000 ($486 million aggregate), are included in "Liabilities to be Settled by Others" in the Balance Sheet.

     Subsequent to December 30, 2000, the company purchased certain fixed assets which were previously leased. In addition, the company purchased outstanding notes payable to SunTrust Bank from certain of the company's independent distributors in connection with the independent distributors' purchase of routes. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principle amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001 the company will record an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures.

     The purchase of the fixed assets, distributor notes and debentures was financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The new credit agreement provides for

                      FLOWERS FOODS, INC. AND SUBSIDIARIES
total borrowings of up to $380 million consisting of term loans of $100 million ("Term Loan A") and $150 million ("Term Loan B") and a revolving loan facility of $130 million (the "revolving loan facility").

     As a result of the transaction discussed in the preceding paragraph, total debt outstanding (in thousands) at March 27, 2001 consisted of:

Revolving loan facility.....................................  $ 11,190
Term Loan A.................................................   100,000
Term Loan B.................................................   150,000
Capitalized leases..........................................    60,850
Other.......................................................    10,395
                                                              --------
                                                              $332,435
                                                              ========

     Term Loan A requires quarterly principal payments of $5.0 million beginning September 30, 2001, increasing to $5.6 million beginning March 31, 2002 and to $7.5 million beginning March 31, 2003 through maturity, March 26, 2005. Term Loan B requires quarterly principal payments of $0.38 million beginning September 30, 2001, increasing to $13.8 million beginning March 31, 2005 with a final payment of $34.8 million at maturity, March 26, 2007. Under the revolving loan facility the company may borrow up to $130.0 million through March 26, 2005.

     Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company's leverage ratio and can range from 2.5% - 0.5% for Term Loan A and the revolving loan facility and 3.00% - 1.75% for Term Loan B. The current rate is approximately 7.75% for Term Loan A and the revolving loan facility and 8.25% for Term Loan B. In addition, a commitment fee of 0.5% - .375% is due quarterly on all commitments not utilized under the new credit agreement.

     The new credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividend can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property.

     The company paid financing costs of $9.4 million in connection with the new credit agreement. These costs will be deferred on the balance sheet and amortized over the term of the agreement using the interest method.

     Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment.

     The company has also guaranteed approximately $10.0 million of loans of its independent distributors, relating to distribution vehicle financing obtained by certain distributors from a third party.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

     Aggregate maturities of debt outstanding, including capital leases, as of March 27, 2001 are as follows:

2001..................................................         $ 15,867
2002..................................................           30,192
2003..................................................           37,465
2004..................................................           40,611
2005..................................................           77,954
2006 and thereafter...................................          130,346
                                                               --------
          Total.......................................         $332,435
                                                               ========

LEASES

     The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 25 years. Most of these operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value for periods from one month to ten years. Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year, at March 27, 2001, are as follows (amounts in thousands):

2001........................................................  $17,632
2002........................................................   14,253
2003........................................................   12,355
2004........................................................   10,958
2005........................................................    9,887
2006 and thereafter.........................................   26,578
                                                              -------
Total minimum payments......................................  $91,663
                                                              =======

     Rent expense for all operating leases amounted to $52.2 million for fiscal 2000, $46.1 million for fiscal 1999 and $22.6 million for fiscal 1998.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of short and long-term borrowings was estimated using discounted cash flow analysis based on current interest rates which would be obtained for similar financial instruments. The carrying value of cash and cash equivalents and short-term debt approximates fair value, because of the short-term maturity of the instruments. The fair value of the company's long-term debt at March 27, 2001 approximated recorded value. The fair value of the company's outstanding commodity derivative financial instruments, based on the stated market value as of December 30, 2000 and January 1, 2000, was $.3 million and $43.3 million, respectively.

NOTE 7.  COMMODITY PURCHASE AGREEMENTS

     The company's primary raw materials are flour, sugar, shortening, fruits and dairy products. Amounts payable or receivable under the commodity agreements which qualify as hedges are recognized as deferred gains or losses when the positions are closed, and are charged or credited to cost of sales as the related raw materials are used in production. To qualify as a hedge, a commodity agreement must reduce the exposure of the company to price risk and must show high correlation of changes in value with the value of the hedged item. For fiscal 2000, 1999 and 1998, losses of $5.5 million, $2.7 million and $.3 million, respectively, were recorded. As of December 30, 2000 and January 1, 2000, deferred losses on closed contracts accounted for as hedges were $6.0 million and $5.8 million, respectively. Gains and losses on agreements which do not qualify as hedges are marked to market and recorded immediately as other income or expense. For fiscal 2000 and

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

1999, losses of $1.3 million and $3.5 million were recorded, respectively. For fiscal 1998, a gain of $1.1 million was recorded.

     The company's various commodity purchase agreements effectively commit the company to purchase raw materials in amounts approximating $41.0 million at December 30, 2000, which will be used in production in future periods.

NOTE 8.  FACILITY CLOSING COSTS AND SEVERANCE

NON-RECURRING CHARGES

     During the fourth quarter of fiscal 2000, Mrs. Smith's Bakeries recorded an asset impairment of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company's decision to discontinue certain products under the Banquet product line and decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines.

     During the fourth quarter of fiscal 2000, Mrs. Smith's Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a direct result, Mrs. Smith's Bakeries recorded a charge of $1.5 million which consisted of $1.0 million of noncash asset impairments and $0.5 million of related exit costs. This plan is expected to be substantially complete by the second quarter of fiscal 2001.

     During the fourth quarter of fiscal 1998, the Board of Directors of FII approved a plan to realign production and distribution at Flowers Bakeries and Mrs. Smith's Bakeries in order to enhance efficiency. The company recorded a pre-tax non-recurring charge of $64.5 million ($32.2 million and $32.3 million for Flowers Bakeries and Mrs. Smith's Bakeries, respectively). The charge included $55.6 million of noncash asset impairments, $3.6 million of severance costs and $5.3 million of other related exit costs. The plan involved closing six less efficient facilities of Flowers Bakeries and Mrs. Smith's Bakeries and shifting their production and distribution to highly automated facilities. As a direct result of management's decision to implement production line rationalizations, asset impairments were recorded to write-down the closed facilities to net realizable value, less cost to sell, based on management's estimate of fair value, and the related cost in excess of net tangible assets. Also, as part of this plan, asset impairments were recorded to write-off certain duplicate machinery and equipment designated for disposal. The plan included severance costs for 695 employees, and, as of January 1, 2000, all such employees had been terminated. During fiscal 2000, Flowers Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.2 million. This adjustment was the result of Flowers Bakeries' decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery will be operational in the spring of 2001. During fiscal 1999, Flowers Bakeries and Mrs. Smith's Bakeries recorded adjustments to the fiscal 1998 restructuring reserve of $1.1 million and $4.9 million, respectively. These adjustments are the result of reduced carrying costs of plants held for sale, an adjustment to the value of these assets due to the identification of a buyer and changes in estimates of severance and other employee termination costs. As of January 1, 2000, all significant actions related to the plans have been completed. The remaining exit costs are insignificant.

PURCHASE ACCOUNTING RESERVES

     As part of the acquisition of the business of Mrs. Smith's in 1996, Flowers Foods recorded a purchase accounting reserve of $37.1 million in order to realign production and distribution at Mrs. Smith's Bakeries. With the exception of noncancelable lease obligations and building maintenance costs that continue through fiscal 2006, this plan was substantially complete as of the end of fiscal 1998.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

     Activity with respect to the non-recurring charges and purchase accounting reserves was as follows (amounts in thousands):

  Non-Recurring Charges:

                                       BALANCE AT                                         BALANCE AT
                                       JANUARY 2,   PROVISION/     NONCASH                JANUARY 1,
                                          1999      ADJUSTMENTS   REDUCTIONS   SPENDING      2000
                                       ----------   -----------   ----------   --------   ----------
Noncash impairments..................    $   --       $(3,375)      $3,375     $    --      $   --
Severance............................     1,435          (102)          --      (1,333)         --
Noncancelable lease obligations and
  facility closure costs.............     2,836        (1,645)          --        (927)        264
Other................................     1,981          (871)          --        (365)        745
                                         ------       -------       ------     -------      ------
          Total......................    $6,252       $(5,993)      $3,375     $(2,625)     $1,009
                                         ======       =======       ======     =======      ======

                                     BALANCE AT                                          BALANCE AT
                                     JANUARY 1,   PROVISION/     NONCASH                DECEMBER 30,
                                        2000      ADJUSTMENTS   REDUCTIONS   SPENDING       2000
                                     ----------   -----------   ----------   --------   ------------
Noncash impairments................    $   --       $17,269      $(17,269)    $  --         $ --
Noncancelable lease obligations and
  facility closure costs...........       264           180            --      (264)         180
Other..............................       745           255            --      (252)         748
                                       ------       -------      --------     -----         ----
          Total....................    $1,009       $17,704      $(17,269)    $(516)        $928
                                       ======       =======      ========     =====         ====

  Purchase Accounting Reserves:

                                                BALANCE AT                            BALANCE AT
                                                JANUARY 2,   PROVISION/               JANUARY 1,
                                                   1999      ADJUSTMENTS   SPENDING      2000
                                                ----------   -----------   --------   ----------
Severance.....................................   $ 1,347       $    --     $(1,347)    $    --
Noncancelable lease obligations and other
  facility closure costs......................    25,799        (1,405)     (4,208)     20,186
Other.........................................     3,761            --      (1,285)      2,476
                                                 -------       -------     -------     -------
          Total...............................   $30,907       $(1,405)    $(6,840)    $22,662
                                                 =======       =======     =======     =======

                                              BALANCE AT                             BALANCE AT
                                              JANUARY 1,   PROVISION/               DECEMBER 30,
                                                 2000      ADJUSTMENTS   SPENDING       2000
                                              ----------   -----------   --------   ------------
Noncancelable lease obligations and other
  facility closure costs....................   $20,186      $     --     $(3,565)     $16,621
Other.......................................     2,476            --        (669)       1,807
                                               -------      --------     -------      -------
          Total.............................   $22,662      $     --     $(4,234)     $18,428
                                               =======      ========     =======      =======

NOTE 9.  INSURANCE PROCEEDS

     The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered insurance

                      FLOWERS FOODS, INC. AND SUBSIDIARIES
proceeds of $17.2 million related to product contamination, mechanical breakdown and business interruption coverage. Subsequent to year end, the company finalized these insurance claims and received an additional $10.0 million of the $10.7 million final settlement. This additional amount will be reported in the first quarter of fiscal 2001 as a separate line item in the Consolidated Statement of Income.

NOTE 10.  SHAREHOLDERS' EQUITY

     The Balance Sheet at December 30, 2000 reflects total equity at December 30, 2000 reclassified for the capital structure of Flowers Foods based on the transaction completed on March 26, 2001.

     The following briefly describes the capital structure of FII prior to March 26, 2001.

     FII's articles of incorporation provided that the authorized capital of FII consist of 350,000,000 shares of common stock of $.625 par value per share, 10,467 shares of preferred stock, par value $100 per share, convertible into FII common stock, and 249,533 shares of preferred stock, par value $100 per share that, at the discretion of the FII board of directors, could be either convertible or non-convertible, of which 100,000 shares were designated as Series A Junior Participating Preferred Stock.

     On March 19, 1999, the FII board of directors adopted a shareholder rights plan. Under that plan, each holder of FII common stock received a dividend of one preferred-share-purchase right for each share of FII common stock held, to become exercisable if a person or group acquired 15 percent or more of the outstanding FII common stock. On October 26, 2000, the FII board of directors amended the plan to render the rights inapplicable to the merger of FII with Kellogg and the rights were extinguished in connection with the merger.

     FII's 1989 executive stock incentive plan and nonemployee director's equity plan contained change-of-control provisions that accelerated vesting of outstanding options to acquire FII stock as a result of the completion of the merger with Kellogg. Unexercised options held by a current or former employee or director were cancelled in exchange for cash payment by Flowers Foods. See Note 3 for further information.

     The following describes the capital structure of Flowers Foods.

     Flowers Foods' articles of incorporation provide that the authorized capital of Flowers Foods consist of 100,000,000 shares of common stock having a par value of $.01 per share and 1,000,000 shares of preferred stock, of which
(a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and
(b) 900,000 shares of preferred stock, having a par value per share of $.01, have not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

  Common Stock

     The holders of Flowers Foods common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of Flowers Foods common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding-up of Flowers Foods, holders of Flowers Foods common stock are entitled to share ratably in all assets of Flowers Foods, if any, remaining after payment of liabilities and the liquidation preferences of any issued an outstanding preferred stock, including the Series A Preferred Stock. Holders of Flowers Foods common stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of Flowers Foods common stock into any other securities of Flowers Foods or any other person.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

  Preferred Stock

     The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Flowers Foods common stock. Pursuant to such authority, the Board of Directors has designated 100,000 shares of preferred stock as Series A Junior Participating Preferred Stock in connection with the adoption of the rights plan described below. Although the Board of Directors does not presently intend to do so, it could issue from the 900,000 undesignated preferred shares, additional series of preferred stock, with rights that could adversely affect the voting power and other rights of holders of Flowers Foods common stock without obtaining the approval of Flowers Foods shareholders. In addition, the issuance of preferred shares could delay or prevent a change in control of Flowers Foods without further action by its shareholders.

  Shareholder Rights Plan

     The Flowers Foods Board of Directors has approved and adopted a shareholder rights plan that provides that one right will be issued for each share of Flowers Foods common stock held by shareholders of record on March 26, 2001. Under the plan, the rights will initially trade together with the common stock and will not be exercisable. In the absence of further Board action, the rights generally will become exercisable, and allow the holder to acquire additional common stock, if a person or group acquired 15 percent or more of the outstanding shares of Flowers Foods' common stock. Rights held by persons who exceed the applicable threshold will be void. Flowers Foods' Board of Directors may, at its option, redeem all rights for $.01 per right generally at any time prior to the rights becoming exercisable. The rights will expire on March 26, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.

  Stock Incentive Plans

     Flowers Foods has established an equity performance and incentive plan which authorizes the Board of Directors to make awards of (1) options to purchase shares of Flowers Foods common stock, (2) performance stock and performance units, (3) restricted stock and (4) deferred stock. The Board of Directors has authorized its compensation committee to oversee the plan and to make awards and grants under the plan. No options or awards have been granted as of March 27, 2001.

Effects of Merger and Spinoff Transaction

     On March 26, 2001, in conjunction with the transaction described in Note 3, Flowers Foods issued one share of its common stock for each five shares of FII common stock outstanding. For accounting purposes, this has been treated as a one for five stock split. This split resulted in the retirement of 80,658 shares of common stock and is reflected in the December 30, 2000 financial statements as a decrease of $62.6 million in common stock at par value with a corresponding increase in capital in excess of par value. All references to the number of shares, per share amounts and any other reference to shares in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements, have been adjusted to reflect the stock split on a retroactive basis.

     In addition to the transaction described in Note 3, all FII treasury shares were cancelled. This cancellation is reflected in the December 30, 2000 financial statements as a decrease in common stock at par value of $0.3 million representing the par value of the treasury shares. The remainder of $7.8 million represents treasury shares at cost over par value and is recorded as a decrease to retained earnings at December 30, 2000.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTE 11.  RETIREMENT PLANS

DEFINED BENEFIT PLANS

     In connection with the spin-off and merger transaction on March 26, 2001, all FII postretirement and postemployment plans were transferred to Flowers Foods.

     The company has a trusteed, noncontributory defined benefit pension plan covering certain employees. The benefits are based on years of service and the employee's career earnings. The plan is funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 ("ERISA"). As of December 30, 2000 and January 1, 2000, the assets of the plan included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include shares of the company's common stock, with a fair value of approximately $ 14.4 and $14.6 million at December 30, 2000 and January 1, 2000, respectively. In addition to the pension plan, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan.

     The net periodic pension cost for the company plans that are not fully funded include the following components:

                                                               FOR THE 52 WEEKS ENDED
                                                       --------------------------------------
                                                       DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                           2000          2000         1999
                                                       ------------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Service cost.........................................    $  6,988      $  7,698     $  6,108
Interest cost........................................      12,909        11,900       10,819
Expected return on plan assets.......................     (13,565)      (13,844)     (13,635)
Amortization of transition assets....................        (841)         (841)        (841)
Prior service cost...................................          48            47           48
Recognized net actuarial gain........................         (25)           53         (346)
                                                         --------      --------     --------
Net periodic pension cost............................    $  5,514      $  5,013     $  2,153
                                                         ========      ========     ========

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

     The funding status and the amounts recognized in the consolidated balance sheet for the company plans that are not fully funded are as follows:

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $162,805      $172,424
  Service cost..............................................       6,988         7,698
  Interest cost.............................................      12,909        11,900
  Actuarial (gain)..........................................      (4,914)      (21,854)
  Benefits paid.............................................      (7,723)       (7,363)
                                                                --------      --------
  Benefit obligation at end of year.........................     170,065       162,805
                                                                --------      --------
Change in plan assets:
  Fair value of plan assets at beginning of year............     153,939       146,659
  Actual return on plan assets..............................      21,834        14,428
  Employer contribution.....................................                       214
  Benefits paid.............................................      (7,723)       (7,362)
                                                                --------      --------
  Fair value of plan assets at end of year..................     168,050       153,939
                                                                --------      --------
  Funded status.............................................      (2,015)       (8,866)
  Unrecognized net actuarial gain...........................     (18,293)       (5,134)
  Unrecognized prior service cost...........................         386           433
  Unrecognized net transition asset.........................      (1,633)       (2,472)
                                                                --------      --------
  Net amount recognized at end of year......................    $(21,555)     $(16,039)
                                                                ========      ========

     Assumptions used in accounting for the company's plans that are not fully funded at each of the respective period-ends are as follows:

                                                    DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                        2000          2000         1999
                                                    ------------   ----------   ----------
Weighted average assumptions:
  Measurement date................................   9/30/2000     9/30/1999    9/30/1998
  Discount rate...................................        8.00%         7.75%        6.75%
  Expected return on plan assets..................         N/A           N/A          N/A
  Rate of compensation increase...................        5.50%         5.25%        4.25%

OTHER PLANS

     The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.0 million for fiscal 2000, $.5 million for fiscal 1999 and $.3 million for fiscal 1998.

     The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company's employees who have completed certain service requirements. Generally, the cost and contributions for employees who participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. The costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 25% of the employees' contributions, up to 6% of compensation. During fiscal 2000, 1999 and 1998, the total cost and contributions were $2.1 million, $1.9 million and $1.3 million, respectively.

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTE 12.  INCOME TAXES

     The company's provision for income taxes consists of the following:

                                                                      FOR THE 52 WEEKS ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                      (AMOUNTS IN THOUSANDS)
Current Taxes:
  Federal...................................................    $     --      $(11,655)    $13,852
  State.....................................................       2,871         2,464       1,392
                                                                --------      --------     -------
                                                                   2,871        (9,191)     15,244
                                                                --------      --------     -------
Deferred Taxes:
  Federal...................................................     (18,131)       (6,391)    (11,840)
  State.....................................................      (1,197)       (1,333)     (1,975)
                                                                --------      --------     -------
                                                                 (19,328)       (7,724)    (13,815)
                                                                --------      --------     -------
Provision for income taxes..................................    $(16,457)     $(16,915)    $ 1,429
                                                                --------      --------     -------

     Deferred tax liabilities (assets) are comprised of the following:

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                               (AMOUNTS IN THOUSANDS)
Depreciation and amortization...............................    $ 80,356      $ 62,597
Other.......................................................       6,639        10,540
                                                                --------      --------
          Gross deferred tax liabilities....................      86,995        73,137
                                                                --------      --------
Self insurance..............................................      (3,807)       (3,375)
Compensation and employee benefits..........................     (15,252)      (15,866)
Accrued reserves............................................     (10,027)      (10,849)
Deductible goodwill.........................................      (5,532)           --
Loss carryforwards..........................................     (60,638)      (26,596)
Purchase accounting reserve.................................      (6,660)       (8,396)
Other.......................................................      (7,033)       (4,055)
                                                                --------      --------
          Gross deferred tax assets.........................    (108,949)      (69,137)
Deferred tax assets valuation allowance.....................       6,747         3,012
                                                                --------      --------
                                                                $(15,207)     $  7,012
                                                                --------      --------

     The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

                                                                      FOR THE 52 WEEKS ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
Tax at U.S. federal income tax rate.........................    $(20,558)     $(18,081)    $    73
State income taxes, net of U.S. federal income tax
  benefit...................................................       2,741         1,074        (515)
Benefit of operating loss carryforwards.....................        (534)         (522)         --
Intangible amortization.....................................         468           532       1,621
Dividends received from majority owned subsidiary...........       1,455            --          --
Other.......................................................         (29)           82         250
                                                                --------      --------     -------
          Provision for income taxes........................    $(16,457)     $(16,915)    $ 1,429
                                                                ========      ========     =======

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

     The amount of federal net operating losses to be carried forward by Flowers Foods is $109.0 million with expiration dates through fiscal year 2019. The company does not anticipate any limitations on the utilization of these carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $308.0 million with expiration dates through fiscal 2014.

NOTE 13.  SEGMENT REPORTING

     The company has two reportable segments: Flowers Bakeries and Mrs. Smith's Bakeries. Flowers Bakeries produces fresh breads and rolls, Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls.

     The accounting policies of the segments are substantially the same as those described in Note 2. The company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                                            FOR THE 52 WEEKS ENDED
                                             -----------------------------------------------------
                                             DECEMBER 30, 2000   JANUARY 1, 2000   JANUARY 2, 1999
                                             -----------------   ---------------   ---------------
                                                            (AMOUNTS IN THOUSANDS)
Sales:
  Flowers Bakeries.........................     $ 1,016,235        $  961,700        $  939,119
  Mrs. Smith's Bakeries....................         666,170           673,133           672,821
  Eliminations(1)..........................         (62,425)          (66,593)          (73,053)
                                                -----------        ----------        ----------
                                                $ 1,619,980        $1,568,240        $1,538,887
                                                ===========        ==========        ==========
Depreciation and Amortization:
  Flowers Bakeries.........................     $    38,224        $   32,865        $   33,487
  Mrs. Smith's Bakeries....................          28,392            20,127            18,676
  Other....................................             486               898             1,381
                                                -----------        ----------        ----------
                                                $    67,102        $   53,890        $   53,544
                                                ===========        ==========        ==========
Non-Recurring (Credit) Charge:
  Flowers Bakeries.........................     $    (1,154)       $   (1,120)       $   32,161
  Mrs. Smith's Bakeries....................          18,858            (4,874)           32,300
                                                -----------        ----------        ----------
                                                $    17,704        $   (5,994)       $   64,461
                                                ===========        ==========        ==========
Insurance Proceeds:
  Mrs. Smith's Bakeries....................     $   (17,193)       $       --        $       --
                                                ===========        ==========        ==========
Income (Loss) from Operations:
  Flowers Bakeries.........................     $    62,919        $   66,995        $   75,779
  Mrs. Smith's Bakeries....................         (28,032)          (53,254)           45,855
  Other....................................         (24,742)          (26,705)          (14,727)
  Insurance proceeds.......................          17,193                --                --
  Non-recurring (charge) credit............         (17,704)            5,994           (64,461)
                                                -----------        ----------        ----------
                                                $     9,634        $   (6,970)       $   42,446
                                                ===========        ==========        ==========
Interest Expense, net......................     $    68,373        $   44,691        $   42,225
                                                ===========        ==========        ==========
(Loss) Income From Continuing Operations
  Before Income Taxes......................     $   (58,739)       $  (51,661)       $      221
                                                ===========        ==========        ==========

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                                                            FOR THE 52 WEEKS ENDED
                                             -----------------------------------------------------
                                             DECEMBER 30, 2000   JANUARY 1, 2000   JANUARY 2, 1999
                                             -----------------   ---------------   ---------------
                                                            (AMOUNTS IN THOUSANDS)
Capital Expenditures:
  Flowers Bakeries.........................          18,686            73,553            38,573
  Mrs. Smith's Bakeries....................          21,212           127,340            34,711
  Other....................................              27            12,435               193
                                                -----------        ----------        ----------
                                                $    39,925        $  213,328        $   73,477
                                                ===========        ==========        ==========
Assets:
  Flowers Bakeries.........................         499,227           491,396           458,966
  Mrs. Smith's Bakeries....................         507,366           506,586           459,652
  Other....................................         556,053           568,981           464,259
                                                -----------        ----------        ----------
                                                $ 1,562,646        $1,566,963        $1,382,877
                                                ===========        ==========        ==========

---------------

(1) Primarily represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries.

NOTE 14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

                                       FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                       -------------   --------------   -------------   --------------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales.........................  2000      461,553         363,514          380,764         414,149
                                1999      449,662         352,487          367,379         398,712
Gross margin..................  2000      217,208         159,042          166,543         176,989
                                1999      213,216         158,102          132,145         180,895
Net income (loss).............  2000       16,757           5,529           12,958         (30,199)
                                1999       24,836         (27,735)          (9,103)         19,296
Basic net income (loss) per
  common share................  2000         0.84            0.29             0.64           (1.52)
                                1999         1.26           (1.40)           (0.45)           0.95
Diluted net income (loss) per
  common share................  2000         0.84            0.29             0.64           (1.52)
                                1999         1.26           (1.40)           (0.45)           0.95
Discontinued operations, less
  applicable taxes............  2000       24,053          16,500           20,358         (13,584)
                                1999       15,993         (13,312)          16,194          23,165

                      FLOWERS FOODS, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

                                   BEGINNING   ADDITIONS CHARGED   ADDITIONS CHARGED                ENDING
                                    BALANCE       TO EXPENSES      TO OTHER ACCOUNTS   DEDUCTIONS   BALANCE
                                   ---------   -----------------   -----------------   ----------   -------
Classification:
Year Ended December 30, 2000
  Discounts and doubtful
    accounts.....................   $13,413         $53,943                             $48,068     $19,288
  Inventory reserves.............   $ 6,312           2,558               --              5,724     $ 3,146
Year Ended January 1, 2000
  Discounts and doubtful
    accounts.....................   $    --          60,281               --             46,868     $13,413
  Inventory reserves.............   $    --           6,312               --                 --     $ 6,312
Year Ended January 2, 1999
  Discounts and doubtful
    accounts.....................   $    --              --               --                 --     $    --
  Inventory reserves.............   $    --              --               --                 --     $    --