Form 10-Q
period 2001-04-21
FLOWERS FOODS INC
filed 2001-06-05
CIK 1128928

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D C 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission file number               1-6247


                               FLOWERS FOODS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-2582379
            -------                                    ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                            Number)

                    1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA
                    -----------------------------------------
                    (Address of principal executive offices)


                                      31757
                                      -----
                                   (Zip Code)


                                  229/226-9110
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]      No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [ ]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             TITLE OF EACH CLASS             OUTSTANDING AT JUNE 1, 2001
             -------------------             ----------------------------
    COMMON STOCK, $.01  PAR  VALUE
    WITH PREFERRED SHARE PURCHASE RIGHTS              19,865,968

                               FLOWERS FOODS, INC.


                                      INDEX


                                                                     Page Number
                                                                     -----------
     PART I.   Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheet
                 April 21, 2001 and December 30, 2000                    A-3

               Consolidated Statement of Income
                 Sixteen Weeks Ended
                 April 21, 2001 and April 22, 2000                       A-4


               Consolidated Statement of Cash Flows
                 Sixteen Weeks Ended April 21, 2001
                 and April 22, 2000                                      A-5


               Notes to Consolidated Financial Statements                A-6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     A-12

      Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       A-16

     PART II.  Other Information                                         A-16

      Item 1.  Legal Proceedings                                         A-16

      Item 4.  Submission of Matters to a Vote of Security Holders       A-16

      Item 5.  Other Information                                         A-16

      Item 6.  Exhibits and Reports on Form 8-K                          A-17

                               FLOWERS FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                                              April 21, 2001     December 30, 2000
                                                                              --------------     -----------------
ASSETS
Current Assets:
   Cash and cash equivalents.............................................     $    11,330           $    11,845
   Accounts and notes receivable, net of allowances of $17,215 and
     $19,288, respectively...............................................         130,086               113,099
   Inventories, net:
     Raw materials.......................................................          20,738                26,583
     Packaging materials.................................................          11,804                12,048
     Finished goods......................................................          66,849                49,276
     Other...............................................................           4,164                 2,524
                                                                              -----------           -----------
                                                                                  103,555                90,431
   Other.................................................................          51,599                51,925
                                                                              -----------           -----------
                                                                                  296,570               267,300
                                                                              -----------           -----------

Property, Plant and Equipment:
   Land..................................................................          32,900                33,386
   Buildings.............................................................         263,733               264,889
   Machinery and equipment...............................................         624,493               567,682
   Furniture, fixtures and transportation equipment......................          64,476                64,596
   Construction in progress..............................................          14,789                 1,081
                                                                              -----------           -----------
                                                                                1,000,391               931,634
   Less: accumulated depreciation........................................        (378,556)             (362,160)
                                                                              -----------           -----------
                                                                                  621,835               569,474
                                                                              -----------           -----------
Notes Receivable.........................................................          70,588                     0
                                                                              -----------           -----------
Net Assets of Discontinued Operations....................................               0               567,449
                                                                              -----------           -----------
Other Assets.............................................................          43,001                31,880
                                                                              -----------           -----------
Cost in Excess of Net Tangible Assets:
   Cost in excess of net tangible assets.................................         167,425               167,425
   Less: accumulated amortization........................................         (42,817)              (40,882)
                                                                              -----------           -----------
                                                                                  124,608               126,543
                                                                              -----------           -----------
                                                                              $ 1,156,602           $ 1,562,646
                                                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...................................     $    27,852           $     7,515
  Accounts payable.......................................................          88,475               100,775
  Facility closing costs and severance...................................           6,356                 5,465
  Other accrued liabilities..............................................          76,034                68,612
                                                                              -----------           -----------
                                                                                  198,717               182,367
                                                                              -----------           -----------
Long-Term Debt and Capital Leases........................................         295,048               247,847
                                                                              -----------           -----------

Other Liabilities:
  Facility closing costs and severance...................................          11,755                13,891
  Postretirement/postemployment obligations..............................          23,619                22,331
  Liabilities to be settled by others....................................               0               584,198
  Other..................................................................          11,175                 9,552
                                                                              -----------           -----------
                                                                                   46,549               629,972
                                                                              -----------           -----------

Shareholders' Equity:
  Preferred stock-$100 par value, 100,000 authorized and none issued
  Preferred stock-$.01 par value, 900,000 authorized and none issued
  Common stock-$.01 par value,  900,000 authorized and
   19,865,968 and 19,865,964 issued, respectively........................             199                   199
  Capital in excess of par value.........................................         476,529               351,506
  Retained earnings......................................................         143,455               164,135
  Other comprehensive income.............................................          (3,895)                    0
  Stock compensation related adjustments.................................               0               (13,380)
                                                                              -----------           -----------
                                                                                  616,288               502,460
                                                                              -----------           -----------
                                                                              $ 1,156,602           $ 1,562,646
                                                                              ===========           ===========

          (See Accompanying Notes to Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                                  For the Sixteen Weeks Ended
                                                                               ----------------------------------
                                                                               April 21, 2001      April 22, 2000
                                                                               --------------      --------------
Sales.......................................................................      $ 467,239           $ 450,101
Materials, supplies, labor and other production costs.......................        253,492             244,345
Selling, marketing and administrative expenses..............................        188,688             177,787
Depreciation and amortization...............................................         21,022              19,541
Insurance proceeds, net.....................................................         (6,789)                  0
Separation and other contractual payment expense............................         27,952                   0
                                                                                  ---------           ---------
(Loss) income from operations...............................................        (17,126)              8,428

Interest (income)...........................................................           (435)                  0
Interest expense............................................................         18,013              19,255
                                                                                  ---------           ---------
Interest expense, net.......................................................         17,578              19,255
                                                                                  ---------           ---------

Loss before income taxes, extraordinary gain and discontinued operations....        (34,704)            (10,827)
Income tax benefit..........................................................         (9,023)             (3,531)
                                                                                  ---------           ---------
Loss before extraordinary gain and discontinued operations..................        (25,681)             (7,296)
Extraordinary gain on early extinguishment of debt..........................          5,000                   0
Net income from discontinued operations.....................................              0              24,053
                                                                                  ---------           ---------
Net (loss) income...........................................................      $ (20,681)          $  16,757
                                                                                  =========           =========

Net (Loss) Income Per Common Share:
Basic:
  Net (loss) income per share...............................................      $   (1.04)          $    0.84
  Weighted average shares outstanding.......................................         19,866              20,034

Diluted:
  Net (loss) income per share...............................................      $   (1.04)          $    0.83
  Weighted average shares outstanding.......................................         19,866              20,079

Cash Dividends Paid Per Common Share........................................      $  0.0000           $  0.1325

          (See Accompanying Notes to Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             For the Sixteen Weeks Ended
                                                          --------------------------------
                                                          April 21, 2001    April 22, 2000
                                                          --------------    --------------

Cash flows disbursed for operating activities:
Net loss from continuing operations.....................    $ (20,681)         $ (7,296)
Adjustments to reconcile net loss to net cash
  disbursed for operating activities:
     Depreciation and amortization......................       21,022            19,541
     Deferred income taxes..............................       (9,023)           (4,298)
     Provision for inventory obsolesence................          395             3,005
     Allowances for accounts receivable.................       (2,073)             (657)
     Other..............................................          (13)               (8)
Changes in assets and liabilities:
     Accounts and notes receivable, net.................      (14,914)           (4,719)
     Inventories, net...................................      (13,518)          (13,252)
     Other assets.......................................        5,925               685
     Accounts payable and other accrued liabilities.....       (1,967)           (3,299)
     Facility closing costs and severance...............       (1,245)           (1,853)
     Other..............................................            0            (1,442)
                                                            ---------          --------
Net cash disbursed for operating activities.............    $ (36,092)         $(13,593)
                                                            ---------          --------
Cash flows disbursed for investing activities:
     Purchase of property, plant and equipment..........      (13,765)          (26,042)
     Purchase of notes receivable.......................      (77,646)                0
     Acquisitions net of divestitures...................            0           (22,046)
     Dividends received.................................        5,197             5,197
     Proceeds from property disposals...................           50            12,394
     Other..............................................        1,294            (1,655)
                                                            ---------          --------
Net cash disbursed for investing activities.............    $ (84,870)         $(32,152)
                                                            ---------          --------
     Dividends paid.....................................            0           (13,030)
     Treasury stock purchases...........................            0               (41)
     Stock compensation and warrants exercised..........         (504)              119
     Proceeds from new credit agreement.................      251,000                 0
     Purchase of debentures.............................     (193,776)                0
     Other debt and capital lease obligation (payments)/
        proceeds........................................       (1,317)           41,222
     Other net changes in debt and other liabilities in
        connection with the spin-off and merger
        transaction.....................................       65,044                 0
                                                            ---------          --------
                                                              120,447            28,270
                                                            ---------          --------
Net decrease in cash and cash equivalents................        (515)          (17,475)
Cash and cash equivalents at beginning of period.........      11,845            18,665
                                                            ---------          --------
Cash and cash equivalents at end of period...............   $  11,330          $  1,190
                                                            =========          ========
Schedule of non cash investing and financing activities:
     Stock compensation..................................   $     500          $    142
     Capital lease obligations...........................   $  17,390          $      0
     Fixed assets........................................   $  51,784          $      0

          (See Accompanying Notes to Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. ("the company") have been prepared by the company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 21, 2001 and December 30, 2000, the results of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000 and statement of cash flows for the sixteen weeks ended April 21, 2001 and April 22, 2000. The results of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

         Reporting Periods - The company's quarterly reporting periods for fiscal 2001 are as follows: first quarter ended April 21, 2001 (sixteen weeks), second quarter ending July 14, 2001 (twelve weeks), third quarter ending October 6, 2001 (twelve weeks) and fourth quarter ending December 29, 2001 (twelve weeks).

         Reclassifications - Certain reclassifications of prior period data have been made to conform with the current period reporting.

2.       SPIN-OFF AND MERGER TRANSACTION

         On March 26, 2001, Flowers Industries, Inc. ("FII") shareholders approved a transaction that resulted in the spin-off of the company, and the merger of FII with a wholly-owned subsidiary of the Kellogg Company ("Kellogg"). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries"), and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company ("Keebler") and certain debt, other liabilities and transaction costs) to the company. FII distributed all of the outstanding shares of common stock of the company to existing FII shareholders such that FII shareholders received one share of the company's stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in proceeds paid directly to FII shareholders of $1,241.6 million.

         The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the consolidated balance sheet.

         In accordance with the transaction described above, "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" at March 26, 2001 of $567.4 million and $662.3 million, respectively, were relieved from the balance sheet with a corresponding adjustment to capital in excess of par value.

         In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded to the company's continuing operations.

Changes in shareholders' equity as a result of the spin-off and merger transaction are as follows (amounts in thousands):


                                                                                    OTHER
                                         COMMON      PAID IN       RETAINED     COMPREHENSIVE        STOCK              TOTAL
                                         STOCK       CAPITAL       EARNINGS         INCOME        COMPENSATION          EQUITY
                                         ------     ----------    ----------    -------------     ------------        -----------
12/30/2000                               $  199     $  351,506    $  164,135     $      --         $ (13,380)        $  502,460
Net Assets of Discontinued Operations                 (567,449)                                                        (567,449)
Net Liabilities Settled by Others                      662,368                                                          662,368
Separation and other contractual
  payment expense                                       27,952                                        13,380             41,332
Stock Compensation Transactions                          2,152                                                            2,152
FAS 133 Adjustments                                                                 (3,895)                              (3,895)
First Quarter 2001 Loss                                              (20,680)                                           (20,680)
                                         ------     ----------    ----------     ---------         ---------         ----------

04/21/2001                               $  199     $  476,529    $  143,455     $  (3,895)        $      --         $  616,288
                                         ======     ==========    ==========     =========         =========         ==========


3.       RECLASSIFICATION OF CERTAIN MARKETING COSTS

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of sales in the income statement. This consensus became effective and was implemented by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, such expenses of $10.1 million and $11.5 million for the first quarter of fiscal 2001 and fiscal 2000, respectively, were recorded as reductions to arrive at sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

         On December 31, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). In accordance with the transition provisions of FAS 133, the company recorded the following net-of-tax cumulative-effect transition adjustment to other comprehensive income on December 31, 2000:

                                                                               Dr. / (Cr.)
                                                                               -----------
      Related to previously designated cash flow hedging relationships:
         Fair value of hedging instruments....................................  $   (454)
         Previously deferred hedging losses...................................     6,283
                                                                                --------
      Total cumulative effect of adoption on other comprehensive
        income................................................................     5,829
      Income tax..............................................................    (2,332)
                                                                                --------
      Total cumulative effect of adoption on other comprehensive income, net of tax....................................................  $  3,497
                                                                                ========

         During the quarter ended April 21, 2001, the company reclassified a portion of this transition adjustment to earnings which represents the usage of raw materials under previously designated commodity hedging instruments. The company expects to reclassify to earnings the remaining transition adjustment amount within the next six months.

         All derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of (a) a forecasted transaction or
         (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative or gains and losses of closed derivatives that is highly effective as, and that is designated and qualifies as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity of a closed hedge position is used in production and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are also reported in current-period earnings.

         In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million expiring on December 31, 2003 in order to effectively convert a designated portion of its credit agreement dated March 26, 2001 to a fixed rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under FAS 133, this swap transaction is designated as a cash-flow hedge and, additionally, the company assumes no ineffectiveness in the hedging relationship in accordance with FAS 133. Accordingly, the change in the fair value of swap transaction is recorded each period in other comprehensive income.

         During the quarter ended April 21, 2001, net of tax changes to other comprehensive income resulting from hedging activities were as follows:

                                                            Dr. / (Cr.)
                                                            -----------
          December 30, 2000...............................    $ 3,497
          Net deferred gains on closed contracts..........       (594)
          Reclassified to earnings........................     (1,664)
          Effective portion of change in fair value of
            hedging instruments...........................      2,656
                                                              -------
          April 21, 2001..................................    $ 3,895
                                                              =======

         The fair value of the company's cash flow commodity hedging instruments and the interest rate swap was approximately $(0.5) million and $(4.1) million, respectively, at April 21, 2001.

         During the quarter ended April 21, 2001, the ineffective portion of the change in fair value of its cash flow hedging instruments was not material to net income.

5.       DEBT

         Long-term debt consisted of the following at April 21, 2001 and December 30, 2000, respectively:


                                            Interest Rate     Maturity       April 21, 2001       December 30, 2000
                                            -------------     --------       --------------       -----------------
                                                                                     (amounts in thousands)
    Senior Secured Credit Facilities......      7.99%           2007           $   251,000             $      --
    Debentures............................      7.15%           2028                    --               200,000
    Capital Lease Obligations.............      7.78%           2008                62,672                45,282
    Other.................................      7.48%           2004                 9,228                10,080
                                                                               -----------             ---------
                                                                                   322,900               255,362
                                                                               -----------             ---------
       Less current maturities............                                          27,852                 7,515
                                                                               -----------             ---------
       Total long term debt...............                                     $   295,048             $ 247,847
                                                                               ===========             =========

         On March 26, 2001, the company completed a tender offer for the $200.0 million aggregate principle amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million of debt issuance costs and $3.1 million of taxes. In addition, the company purchased outstanding notes payable to SunTrust Bank from certain of the company's independent distributors originally incurred in connection with the independent distributors' purchase of routes.

         The purchase of the debentures and distributor notes were financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The new credit agreement provides for total borrowing of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million.

         The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. The covenant tests will begin in the second quarter of fiscal 2001. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividend can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property.

6.       FACILITY CLOSING COSTS AND SEVERANCE

         The company has continuing obligations in connection with certain plant closings completed in prior years. Activity with respect to these obligations are as follows (amounts in thousands):

                                             12/30/2000   Prov/Adj   Spending   04/21/2001
                                             ---------------------------------------------
         Noncancelable lease obligations
           and other facility closing costs    $16,801     $0        $(1,083)     $15,718
         Other                                   2,555      0           (161)       2,394
                                             --------------------------------------------
                  Total                        $19,356     $0        $(1,244)     $18,112
                                             ============================================

7.       SEGMENT REPORTING

         The company has two reportable segments, Flowers Bakeries and Mrs. Smith's Bakeries. Flowers Bakeries produces fresh breads and rolls and Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls. The segments are managed as strategic business units due to their distinct production processes and marketing strategies.

         The company evaluates each segment's performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

                                         For the Sixteen Weeks Ended
                                      ----------------------------------
                                      April 21, 2001      April 22, 2000
                                      --------------      --------------
                                               (Unaudited)

Sales:
  Flowers Bakeries                      $ 321,565           $ 307,957
  Mrs. Smith's Bakeries                   166,735             161,484
  Elimination (1)                         (21,061)            (19,340)
                                        ---------           ---------
                                        $ 467,239           $ 450,101
                                        =========           =========

Depreciation and Amortization:
  Flowers Bakeries                      $  12,547           $  10,947
  Mrs. Smith's Bakeries                     8,417               8,266
  Corporate                                    58                 328
                                        ---------           ---------
                                        $  21,022           $  19,541
                                        =========           =========

Income (Loss) from Operations:
  Flowers Bakeries                      $  20,438           $  24,299
  Mrs. Smith's Bakeries                    (7,096)             (9,953)
  Corporate                                (9,305)             (5,918)
  Insurance proceeds                        6,789                   0
  Non-recurring charge                    (27,952)                  0
                                        ---------           ---------
                                        $ (17,126)          $   8,428
                                        =========           =========

---------------
(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries.

8.       COUPON EXPENSE

         On May 18, 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. Management has assessed the impact of this guidance and determined that adoption will not result in a material reclassification between sales and selling, marketing, and administrative expense. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.6 million and $2.2 million for the fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expense as a reduction to arrive at sales. This issuance will not affect net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Matters Affecting Analysis:
--------------------------

The following discussion of the financial condition and results of operations for the sixteen weeks ended April 21, 2001 should be read in conjunction with Flowers Foods, Inc.'s (the "company's") annual report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

On March 26, 2001, Flowers Industries, Inc. ("FII") shareholders approved a transaction that resulted in the spin-off of the company and the merger of FII with a wholly-owned subsidiary of Kellogg Company ("Kellogg"). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries") and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company ("Keebler") and certain debt and other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that FII shareholders received one share of the company's stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in proceeds paid directly to FII shareholders of $1,241.6 million.

The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the consolidated balance sheet.

In accordance with the transaction described above, "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" at March 26, 2001 of $567.4 million and $662.3 million, respectively, were relieved from the balance sheet with a corresponding adjustment to capital in excess of par value.

In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded to the company's continuing operations with a corresponding credit to capital in excess of par value in the first quarter of 2001.

On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million in debt issuance costs and $3.1 million in taxes.

On March 26, 2001, the company entered into a credit agreement that provides for total borrowings of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. Also on March 26, 2001, the company purchased the notes receivable ("distributor notes") from its independent distributors which had previously been owned by SunTrust Bank and serviced by Flowers Bakeries. The principal balance of the distributor notes at this date was $77.6 million. This purchase was financed from the proceeds of the credit agreement discussed above.

The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered net insurance proceeds of $17.2 million. During the first quarter of fiscal 2001, the company finalized these insurance claims and received additional net proceeds of $6.8 million as a final settlement.

Results of Operations:

Results of operations, expressed as a percentage of sales, for the sixteen weeks ended April 21, 2001 and April 22, 2000, are set forth below:

                                                                 For the Sixteen Weeks Ended
                                                              ---------------------------------
                                                              April 21, 2001     April 22, 2000
                                                              --------------     --------------
                                                                         (Unaudited)
Sales.......................................................      100.00%            100.00%
Gross margin................................................       45.75%             45.71%
Selling, marketing and administrative expenses..............       40.38%             39.50%
Depreciation and amortization...............................        4.50%              4.34%
Insurance proceeds..........................................       -1.45%              0.00%
Non-recurring charge........................................        5.98%              0.00%
Interest....................................................        3.76%              4.28%
Income (loss) before income taxes, extraordinary gain and
discontinued operations.....................................       -7.43%             -2.41%
Income  taxes...............................................       -1.93%             -0.78%
Net income (loss)...........................................       -4.43%              3.72%


CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 21, 2001 COMPARED TO SIXTEEN WEEKS ENDED APRIL 22,
2000

Sales. For the sixteen weeks ended April 21, 2001, sales were $467.2 million, or
------
3.8% higher than sales for the comparable period in the prior year, which were $450.1 million.

Flowers Bakeries' sales for the first quarter of fiscal 2001 were $321.6 million, an increase of 4.4% over sales of $308.0 million reported during the same period a year ago. Of the 4.4% increase, 3.0% was due to pricing and 1.4% was due to volume. Branded sales, which account for 63% of Flowers Bakeries' total sales, increased by 6.6% over the same period in the prior year. Food service sales, which account for 18% of Flowers Bakeries' total sales, increased by 5.3% over the same period in the prior year.

Mrs. Smith's Bakeries' sales for the first quarter of fiscal 2001, excluding intersegment sales of $21.0 million, were $145.7 million, an increase of 2.5% over sales of $142.1 million reported during the same period a year ago. This increase is due to better pricing and improved mix. Branded sales, which account for 39% of Mrs. Smith's Bakeries' total sales, increased by 22.8% over the same period in the prior year. This increase was partially offset by decreases in in-store bakery sales of 10.8%. In-store bakery sales account for 13.5% of Mrs. Smith's Bakeries' total sales.

Gross Margin. Gross margin for the first quarter of fiscal 2001 was $213.7
-------------
million, or 3.9% higher than quarterly gross margin reported a year ago of $205.8 million. As a percent of sales, gross margin was 45.8% for the first quarter of fiscal 2001, compared to 45.7% for the first quarter of fiscal 2000.

Flowers Bakeries' gross margin increased to 55.7% of sales for the first quarter of fiscal 2001, compared to 54.6% of sales for the comparable period in the prior year. Lower ingredient costs, lease costs and improved pricing were partially offset by higher labor and energy costs.

Mrs. Smith's Bakeries' gross margin increased to 25.8% of sales for the first quarter of fiscal 2001, compared to 25.3% of sales for the comparable period in the prior year. This increase is due to improved efficiencies as a result of the correction of production facility breakdowns that resulted during the fiscal year 1999 realignment.

Selling, Marketing and Administrative Expenses. During the first quarter of
-----------------------------------------------
fiscal 2001, selling, marketing and administrative expenses were $188.7 million, or 40.4% of sales, as compared to $177.8 million, or 40.0% of sales reported for the comparable quarter a year ago.

Flowers Bakeries' selling, marketing and administrative expenses were $146.0 million or 45.4% of sales during the first quarter of fiscal 2001 as compared to $133.0 million or 43.2% in the first quarter of fiscal 2000. The increase in absolute terms as well as a percent of sales was composed of increases in labor and fuel costs, and integration costs associated with the Kroger market expansion. Additionally, with the continued rollout of the enterprise wide information system (SAP), implementation costs including installation, consulting, training and travel were higher compared to the prior year.

Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $36.2 million or 24.9% of sales during the first quarter of fiscal 2001 as compared to $37.7 million or 26.5% of sales during the same period a year ago. This decrease is a result of lower distribution expenses and lower slotting fees. The slotting fees decreased primarily as a result of the fact that higher costs were incurred in the prior year related to the introduction of a new line of pies, Mrs. Smith's "Cookies and Cream" pies.

Depreciation and Amortization. Depreciation and amortization expense was $21.0
------------------------------
million for the first quarter of fiscal 2001, an increase of 7.6% over the corresponding period in the prior year, which was $19.5 million.

Flowers Bakeries' depreciation and amortization increased to $12.5 million in the first quarter of fiscal 2001 from $10.9 million in the same period last year. The increase is primarily attributable to the depreciation of costs capitalized in prior years associated with SAP and increased depreciation as a result of capital expenditures in the prior year.

Mrs. Smith's Bakeries' depreciation and amortization expense in the first quarter of fiscal 2001 was $8.4 million as compared to $8.3 million in the same period of last year. This increase is primarily due to capital expenditures however, it was partially offset by a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet lines which was recorded in the fourth quarter of fiscal 2000.

Proceeds from Insurance Policies. The company maintains insurance for property
---------------------------------
damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During the first quarter of fiscal 2001, Mrs. Smith's Bakeries recovered net insurance proceeds of $6.8 million as a final settlement.

Non-recurring Charge. During the first quarter of fiscal 2001, in connection
---------------------
with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $11.0 million had already been expensed as of December 30, 2000. Accordingly, a charge of $28.0 million was recorded in the company's continuing operations in the first quarter of 2001.

Interest Expense. For the first quarter of fiscal 2001, net interest expense was
-----------------
$17.6 million, a decrease of $1.7 million over the corresponding period in the prior year, which was $19.3 million. The decrease is a due to a decrease in debt that resulted from the spin-off and merger transaction which occurred on March 26, 2001.

Income (Loss) Before Income Taxes, Extraordinary Gain and Discontinued
----------------------------------------------------------------------
Operations. The loss before income taxes, extraordinary gain and discontinued
-----------
operations for the first quarter of fiscal 2001 was $34.7 million, an increase of $23.9 million from the $10.8 million loss reported in the first quarter of fiscal 2000. The increased loss is primarily a result of the expense of $28.0 million associated with separation and other contractual payments resulting from the spin-off merger transaction. In addition, the company had an increase in unallocated costs of $3.4 million which was primarily the result of the implementation of FAS 133. Flowers Bakeries operating income decreased by $3.9 million. Partially offsetting these negative items were insurance proceeds of $6.8 million, an increase in Mrs. Smith's Bakeries' operating income of $2.9 million and a decrease in interest expense of $1.7 million.

Income Taxes. The income tax benefit during the first quarter of fiscal 2001 was
-------------
provided for at an estimated effective rate of 26%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Extraordinary Gain on the Early Extinguishment of Debt. On March 26, 2001, the
-------------------------------------------------------
company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures. The discount, of $12.3 million was partially offset by $4.2 million in debt issuance costs and $3.1 million in taxes.

Discontinued Operations. As a result of the spin-off and merger transaction
------------------------
FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For accounting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. FII's share of Keebler's net income from December 30, 2000 through March 26, 2001 was included in phase-out income from discontinued operations in fiscal year 2000. The company's share of Keebler's net income ($24.1 million) for the first quarter of fiscal year 2000 is presented as discontinued operations.

Net Income (Loss). The net loss for the first quarter of fiscal 2001 was $20.7
------------------
million as compared to net income of $16.8 million for the first quarter of fiscal 2000.

Liquidity and Capital Resources:

Net cash disbursed for operating activities for the sixteen weeks ended April 21, 2001 was $36.1 million. Accounts receivable and inventory increased $14.9 million, and $13.5 million, respectively. In addition, accounts payable and facility closing cost reserves decreased $2.0 million and $1.2 million, respectively.

Net cash disbursed for investing activities for the sixteen weeks ended April 21, 2001 of $84.9 million included capital expenditures of $13.8 million. Capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries were $5.6 million and $8.2 million, respectively. In addition, $77.6 million was used to purchase outstanding notes payable to SunTrust Bank from certain of the company's independent distributors. Partially offsetting these items was a dividend of $5.2 million received from FII's 55% ownership of Keebler before it was sold on March 26, 2001.

On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures.

The purchase of the debentures and distributor notes was financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The credit agreement provides for total borrowing of up to $380.0 million consisting of Term Loan A of $100.0 million and Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. In addition, the company purchased outstanding notes payable to SunTrust Bank from certain of the company's independent distributors originally incurred in connection with the independent distributors' purchase of routes.

The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividend can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property. These covenant tests will begin in the second quarter of fiscal 2001.

At April 21, 2001, cash equivalents were $11.3 million. Consolidated long-term debt was $295.0 million and current maturities of long-term debt were $27.9 million at April 21, 2001. The company believes that, in light of its current cash position and its cash flow from operating activities, it can meet presently foreseeable financial requirements.

New Accounting Pronouncements:

In January 2001, the Emerging Issues Task Force reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus became effective and was adopted by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, such expenses of $10.1 million and $11.5 million for the first quarter of fiscal 2001 and fiscal 2000, respectively were recorded as reductions to arrive at sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

On May 18, 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issuance addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. Management has assessed the impact of this guidance and determined that adoption will not result in a material reclassification between net sales and selling, marketing, and administrative expense. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.6 million and $2.2 million for the fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expense as a reduction to arrive at sales. This issuance will not affect net income.

Forward-Looking Statements:

Statements contained in this filing that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Other factors that may cause actual results to differ from forward-looking statements and that may affect the company's prospects in general include, but are not limited to, changes in general economic and business conditions (including the baked foods markets), energy and raw materials costs, the company's ability to operate the manufacturing lines according to schedule, actions of competitors and customers and the extent to which the company is able to develop new products and markets for its products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

In the normal course of business, the company is exposed to commodity price and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The company's primary raw materials are flour, sugar, shortening, fruits and dairy products. All derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative or gains and losses of closed derivatives that is highly effective as, and that is designated and qualifies as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity of a closed hedge position is used in product and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are also reported in current-period earnings. The company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading purposes. The company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    On April 2, 2001, Flowers Foods filed a current report on Form 8-K under
    Item 5, announcing (a) the completion of its spin-off from Flowers Industries and the simultaneous acquisition of Keebler Foods Company through the merger of Flowers Industries with a wholly owned subsidiary of Kellogg Company and (b) that Flowers Industries shareholders would receive a cash payment of $12.50 per share in connection with the merger of Flowers Industries.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLOWERS FOODS, INC.

                                                 /s/ Amos R. McMullian
                                             --------------------------------
                                             By: Amos R. McMullian
                                                 Chairman of the Board

                                                 /s/ Jimmy M. Woodward
                                             --------------------------------
                                             By: Jimmy M. Woodward
                                                 Vice President and
                                                 Chief Financial Officer


 June 5, 2001
---------------
     Date