Form 10-Q
period 2001-07-14
FLOWERS FOODS INC
filed 2001-08-27
CIK 1128928

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number 1-6247

                               FLOWERS FOODS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                               58-2582379
                  -------                               ----------
       (State or other jurisdiction          (I.R.S. Employer Identification
     of incorporation or organization)                    Number)

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

Yes      [ ]      No       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     TITLE OF EACH CLASS                           OUTSTANDING AT AUGUST 24, 2001
     -------------------                           ------------------------------
     Common Stock, $.01 par value with Preferred
     Share Purchase Rights.....................    19,865,968

                                  FLOWERS FOODS
                                      INDEX

                                                                                                        Page Number
                                                                                                        -----------

PART I. Financial Information.........................................................................  A-3

Item 1. Financial Statements..........................................................................  A-3

      Condensed Consolidated Balance Sheet July 14, 2001 and December 30, 2000........................  A-3

      Condensed Consolidated Statement of Income Twelve and Twenty-Eight Weeks Ended July 14, 2001
      and July 15, 2000...............................................................................  A-4

      Condensed Consolidated Statement of Cash Flows Twenty-Eight Weeks Ended July 14, 2001
      and July 15, 2000...............................................................................  A-5

      Notes to Condensed Consolidated Financial Statements............................................  A-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  A-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................  A-19

PART II. Other Information............................................................................  A-20

Item 1. Legal Proceedings.............................................................................  A-20

Item 4. Submission of Matters to a Vote of Security Holders...........................................  A-20

Item 5. Other Information.............................................................................  A-20

Item 6. Exhibits and Reports on Form 8-K..............................................................  A-20

                               FLOWERS FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Amounts in thousands except share data)

                                                                            JULY 14, 2001    DECEMBER 30, 2000
                                                                            -------------    -----------------
                                                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents..............................................   $     7,708        $    11,845
   Accounts and notes receivable, net of allowances.......................
   of $16,324 and $19,288, respectively...................................       121,050            113,099
   Inventories, net:
      Raw materials.......................................................        20,508             26,583
      Packaging materials.................................................        14,202             12,048
      Finished goods......................................................        83,433             49,276
      Other...............................................................         2,709              2,524
                                                                             -----------        -----------
                                                                                 120,852             90,431
   Other..................................................................        47,304             51,925
                                                                             -----------        -----------
                                                                                 296,914            267,300
                                                                             -----------        -----------

Property, Plant and Equipment:
   Land...................................................................        33,221             33,386
   Buildings..............................................................       264,241            264,889
   Machinery and equipment................................................       637,387            567,682
   Furniture, fixtures and transportation equipment.......................        66,643             64,596
   Construction in progress...............................................        13,502              1,081
                                                                             -----------        -----------
                                                                               1,014,994            931,634
   Less: accumulated depreciation.........................................      (395,485)          (362,160)
                                                                             -----------        -----------
                                                                                 619,509            569,474
                                                                             -----------        -----------
Notes Receivable..........................................................        71,748                  0
                                                                             -----------        -----------
Net Assets of Discontinued Operations.....................................             0            567,449
                                                                             -----------        -----------
Other Assets..............................................................        41,056             31,880
                                                                             -----------        -----------
Cost in Excess of Net Tangible Assets:
   Cost in excess of net tangible assets..................................       160,055            167,425
   Less: accumulated amortization.........................................       (37,495)           (40,882)
                                                                             -----------        -----------
                                                                                 122,560            126,543
                                                                             -----------        -----------
                                                                             $ 1,151,787        $ 1,562,646
                                                                             ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt...................................   $    29,540        $     7,515
   Accounts payable.......................................................        81,969            100,775
   Facility closing costs and severance...................................         7,988              5,465
   Other accrued liabilities..............................................        73,438             68,612
                                                                             -----------        -----------
                                                                                 192,935            182,367
                                                                             -----------        -----------

Long-Term Debt and Capital Leases.........................................       291,981            247,847
                                                                             -----------        -----------

Other Liabilities:
   Facility closing costs and severance...................................        10,993             13,891
   Postretirement/postemployment obligations..............................        24,444             22,331
   Liabilities to be settled by others....................................             0            584,198
   Other..................................................................        10,008              9,552
                                                                             -----------        -----------
                                                                                  45,445            629,972
                                                                             -----------        -----------

Shareholders' Equity:
   Preferred stock-$100 par value, 100,000 authorized and none issued
   Preferred stock-$.01 par value, 900,000 authorized and none issued
   Common stock-$.01 par value, 100,000,000 authorized and
    19,865,968 and 19,865,964 shares issued, respectively.................           199                199
   Capital in excess of par value.........................................       476,529            351,506
   Retained earnings......................................................       147,157            164,135
   Other comprehensive income.............................................        (2,459)                 0
   Stock compensation related adjustments.................................             0            (13,380)
                                                                             -----------        -----------
                                                                                 621,426            502,460
                                                                             -----------        -----------
                                                                             $ 1,151,787        $ 1,562,646
                                                                             ===========        ===========

     (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                      For the Twelve Weeks Ended      For the Twenty-Eight Weeks End
                                                                     -----------------------------    ------------------------------
                                                                     July 14, 2001   July 15, 2000    July 14, 2001    July 15, 2000
                                                                     -------------   -------------    -------------    -------------

Sales.............................................................     $  368,938      $  353,523       $  836,177       $  803,624
Materials, supplies, labor and other production costs.............        195,995         204,472          449,487          448,817
Selling, marketing and administrative expenses....................        142,940         135,984          331,628          313,771
Depreciation and amortization.....................................         16,893          15,431           37,915           34,972
Insurance proceeds, net...........................................           (684)         (1,669)          (7,473)          (1,669)
Non-recurring charges.............................................          3,135               0           31,087                0
                                                                       ----------      ----------       ----------       ----------
Income (Loss) from operations.....................................         10,659            (695)          (6,467)           7,733

Interest (income).................................................         (1,261)              0           (1,696)               0
Interest expense..................................................          6,914          16,215           24,927           35,470
                                                                       ----------      ----------       ----------       ----------
Interest expense, net.............................................          5,653          16,215           23,231           35,470
                                                                       ----------      ----------       ----------       ----------

Income (Loss) before income taxes, extraordinary gain and
  discontinued operations.........................................          5,006         (16,910)         (29,698)         (27,737)
Income tax expense (benefit)......................................          1,304          (5,939)          (7,720)          (9,470)
                                                                       ----------      ----------       ----------       ----------
Income (Loss) before extraordinary gain and discontinued
  operations......................................................          3,702         (10,971)         (21,978)         (18,267)
Extraordinary gain on early extinguishment of debt................              0               0            5,000                0
Net income from discontinued operations...........................              0          16,500                0           40,553
                                                                       ----------      ----------       ----------       ----------
Net income (loss).................................................     $    3,702      $    5,529       $  (16,978)      $   22,286
                                                                       ==========      ==========       ==========       ==========

Net Income (Loss) Per Common Share:
Basic:
  Income (Loss) from continuing operations before
    extraordinary gain on early extinguishment of
    debt and income from discontinued operations..................     $     0.19      $    (0.55)      $    (1.11)      $    (0.91)
  Extraordinary gain on early extinguishment of debt..............           0.00            0.00             0.26             0.00
  Net income from discontinued operations.........................           0.00            0.83             0.00             2.02
                                                                       ----------      ----------       ----------       ----------
  Net income (loss) per share.....................................           0.19            0.28            (0.85)            1.11
                                                                       ==========      ==========       ==========       ==========

  Weighted average shares outstanding.............................         19,866          20,014           19,866           20,029

Diluted:
  Income (Loss) from continuing operations before
    extraordinary gain on early extinguishment of debt
    and income from discontinued operations.......................     $     0.18      $    (0.55)      $    (1.10)      $    (0.91)
  Extraordinary gain on early extinguishment of debt..............           0.00            0.00             0.26             0.00
  Net income from discontinued operations.........................           0.00            0.83             0.00             2.02
                                                                       ----------      ----------       ----------       ----------
  Net income (loss) per share.....................................           0.18            0.28            (0.85)            1.11
                                                                       ==========      ==========       ==========       ==========

  Weighted average shares outstanding.............................         20,146          20,057           20,006           20,074

Cash Dividends Paid Per Common Share..............................     $   0.0000      $   0.1325       $   0.0000       $   0.2650

    (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            For the Twenty-Eight Weeks Ended
                                                                            --------------------------------
                                                                            July 14, 2001      July 15, 2000
                                                                            -------------      -------------

CASH FLOWS (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES:
Net (loss) income...........................................................  $  (16,978)       $    22,286
Adjustments to reconcile net loss to net cash
  (disbursed for) received from operating activities:
    Extraordinary gain, net of taxes........................................      (5,000)                 0
    Income from discontinued operations, net of taxes.......................           0            (40,553)
    Non-recurring charge....................................................       3,135                  0
    Depreciation and amortization...........................................      37,915             34,972
    Deferred income taxes...................................................      (7,720)           (12,373)
    Allowances for accounts receivable......................................       1,162              1,183
    Other...................................................................       3,071                820
Changes in assets and liabilities:
    Accounts and notes receivable, net......................................      (1,291)            (2,509)
    Inventories, net........................................................     (30,421)           (13,111)
    Other assets............................................................      10,931             19,328
    Accounts payable and other accrued liabilities..........................     (10,847)               932
    Facility closing costs and severance....................................      (2,241)            (2,676)
                                                                              ----------        -----------
NET CASH (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES.................  $  (18,284)       $     8,299
                                                                              ----------        -----------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment...............................     (26,815)           (33,767)
    Purchase of notes receivable............................................     (77,646)                 0
    Acquisitions, net of divestitures.......................................           0            (22,070)
    Dividends received......................................................       5,197             10,394
    Proceeds from property disposals........................................          57             12,949
    Other...................................................................        (737)              (338)
                                                                              ----------        -----------
NET CASH DISBURSED FOR INVESTING ACTIVITIES.................................  $  (99,944)       $   (32,832)
                                                                              ----------        -----------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES:
    Dividends paid..........................................................           0            (26,111)
    Treasury stock purchases................................................           0                (41)
    Stock compensation and warrants exercised...............................         337              4,454
    Proceeds from new credit agreement......................................     251,000                  0
    Purchase of debentures..................................................    (193,776)                 0
    Payment of financing fees...............................................      (9,978)                 0
    Other debt and capital lease obligation (payments)/proceeds.............      (2,696)            28,632
    Other net changes in debt and other liabilities in connection with
      the spin-off and merger...............................................      69,204                  0
                                                                              ----------        -----------
NET CASH RECEIVED FROM FINANCING ACTIVITIES.................................  $  114,091        $     6,934
                                                                              ----------        -----------
Net decrease in cash and cash equivalents...................................      (4,137)           (17,599)
Cash and cash equivalents at beginning of period............................      11,845             18,665
                                                                              ----------        -----------
Cash and cash equivalents at end of period..................................  $    7,708        $     1,066
                                                                              ==========        ===========

     (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. ("the company") have been prepared by the company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 14, 2001 and December 30, 2000, the results of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000 and statement of cash flows for the twenty-eight week periods ended July 14, 2001 and July 15, 2000. The results of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

REPORTING PERIODS - The company's quarterly reporting periods for fiscal 2001 are as follows: first quarter ended April 21, 2001 (sixteen weeks), second quarter ended July 14, 2001 (twelve weeks), third quarter ending October 6, 2001 (twelve weeks) and fourth quarter ending December 29, 2001 (twelve weeks).

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

The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the fiscal years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the consolidated balance sheet.

In accordance with the transaction described above, "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" at March 26, 2001 of $567.4 million and $662.3 million, respectively, were relieved from the balance sheet with a corresponding adjustment to capital in excess of par value.

In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non- executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded to the company's continuing operations. Changes in shareholders' equity as a result of the spin-off and merger transaction, FAS 133 adoption and operational results for the first half of fiscal year 2001 are as follows (amounts in thousands):

                                                                                             OTHER
                                                   COMMON      PAID IN        RETAINED    COMPREHENSIVE     STOCK
                                                   STOCK       CAPITAL        EARNINGS       INCOME      COMPENSATION  TOTAL EQUITY
                                                  --------    ----------    ------------  -------------  ------------  ------------

12/30/2000.....................................   $    199    $  351,506    $    164,135    $     --      $  (13,380)   $  502,460
Net Assets of Discontinued Operations..........                 (567,449)                                                 (567,449)
Net Liabilities Settled by Others..............                  662,368                                                   662,368
Separation and Other Contractual Payments......                   27,952                                      13,380        41,332
Stock Compensation Transactions................                    2,152                                                     2,152
FAS 133 Adjustments............................                                               (2,459)                       (2,459)
Net Loss.......................................                                  (16,978)                                  (16,978)
                                                  --------    ----------    ------------    --------      ----------    ----------

07/14/2001.....................................   $    199    $  476,529    $    147,157    $ (2,459)     $       --    $  621,426
                                                  ========    ==========    ============    ========      ==========    ==========

3.       RECLASSIFICATION OF CERTAIN MARKETING COSTS

In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of sales in the income statement. This consensus became effective and was implemented by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, for the quarters ended July 14, 2001 and July 15, 2000, respectively, expenses of $6.4 million and $10.0 million were recorded as reductions to arrive at net sales. For the twenty-eight weeks ended July 14, 2001 and July 15, 2000, respectively, expenses of $16.5 million and $21.5 million were recorded as reductions to arrive at net sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). In accordance with the transition provisions of FAS 133, the company recorded the following net-of-tax cumulative-effect transition adjustment to other comprehensive income on December 31, 2000 (amounts in thousands):

                                                                                                  Dr./(Cr.)
                                                                                                  ---------

         Related to previously designated cash flow hedging relationships:
           Fair value of hedging instruments..................................................    $   (454)
           Previously deferred hedging losses.................................................       6,283
                                                                                                  --------
         Total cumulative effect of adoption on other comprehensive income....................       5,829
         Income tax...........................................................................      (2,332)
                                                                                                  --------
         Total cumulative effect of adoption on other comprehensive income, net of tax........    $  3,497
                                                                                                  ========

During the twenty-eight weeks ended July 14, 2001, the company reclassified a portion of this transition adjustment to earnings which represents the usage of raw materials under previously designated commodity hedging instruments. The company expects to reclassify to earnings the remaining transition adjustment amount within the next three months.

All derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative or gains and losses of closed derivatives that are highly effective as, and that are designated and qualify as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity of a closed hedge position is used in production and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are also reported in current-period earnings.

In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million expiring on December 31, 2003 in order to effectively convert a designated portion of its credit agreement dated March 26, 2001 to a fixed rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under FAS 133, this swap transaction is designated as a cash-flow hedge and, additionally, the company assumes no ineffectiveness in the hedging relationship in accordance with FAS 133. Accordingly, the change in the fair value of the swap transaction is recorded each period in other comprehensive income.

During the twenty-eight weeks ended July 14, 2001, net of tax changes to other comprehensive income resulting from hedging activities were as follows:

                                                                                   Dr./(Cr.)
                                                                                   ---------

         December 31, 2000 ....................................................    $  3,497
         Net deferred gains on closed contracts ...............................        (476)
         Reclassified to earnings .............................................      (2,930)
         Effective portion of change in fair value of hedging instruments .....       2,368
                                                                                   --------
         July 14, 2001 ........................................................    $  2,459
                                                                                   ========

The fair value of the company's cash flow commodity hedging instruments and the interest rate swap was approximately $0.1 million and $(3.6) million, respectively, at July 14, 2001.

During the quarter ended July 14, 2001, the ineffective portion of the change in fair value of the company's cash flow hedging instruments was not material to net income.

5.       DEBT

Long-term debt consisted of the following at July 14, 2001 and December 30, 2000, respectively:

                                                     INTEREST RATE    MATURITY   JULY 14, 2001   DECEMBER 30, 2000
                                                     -------------    --------   -------------   -----------------
                                                                       (Amounts in thousands)

         Senior Secured Credit Facilities .......         6.63%         2007        $250,000         $     --
         Debentures .............................         7.15%         2028              --          200,000
         Capital Lease Obligations ..............         6.70%         2008          62,676           45,282
         Other ..................................         7.48%         2004           8,845           10,080
                                                                                    --------         --------
                                                                                     321,521          255,362
              Less current maturities ...........                                     29,540            7,515
                                                                                    --------         --------
              Total long-term debt ..............                                   $291,981         $247,847
                                                                                    ========         ========

On March 26, 2001, the company completed a tender offer for the $200.0 million aggregate principle amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million of debt issuance costs and $3.1 million of taxes. In addition, the company purchased outstanding notes payable to a financial institution from certain of the company's independent distributors originally incurred in connection with the independent distributors' purchase of routes.

The purchase of the debentures and distributor notes were financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The new credit agreement provides for total borrowing of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million.

The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. As of July 14, 2001, the company is in compliance with these covenants. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividends can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property.

6.       FACILITY CLOSING COSTS AND SEVERANCE

During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility is being closed in order to rationalize production efforts in this geographical area. The area will continue to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is expected to be substantially complete in the third quarter of fiscal 2001.

The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

                                        12/30/2000  PROVISION   SPENDING    07/14/2001
                                        ----------  ---------   --------    ----------

Noncancelable lease obligations
 and other facility closing costs....     $16,801    $   160    $(1,832)      $15,129
Severance............................           0      1,413        (98)        1,315
Asset impairment.....................           0      1,269     (1,269)            0
Other................................       2,555        293       (311)        2,537
                                          -------    -------    -------       -------
            Total                         $19,356    $ 3,135    $(3,510)      $18,981
                                          =======    =======    =======       =======

7.       SEGMENT REPORTING

The company has two reportable segments, Flowers Bakeries and Mrs. Smith's Bakeries. Flowers Bakeries produces fresh breads and rolls and Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls. The segments are managed as strategic business units due to their distinct production processes and marketing strategies. The company evaluates each segment's performance based on income or loss before interest and income taxes, excluding unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

                                     FOR THE TWELVE WEEKS ENDED      FOR THE TWENTY-EIGHT WEEKS ENDED
                                     ---------------------------     --------------------------------
                                     JULY 14, 2001 JULY 15, 2000     JULY 14, 2001      JULY 15, 2000
                                     ------------- -------------     -------------      -------------
                                                               (Unaudited)

SALES:
   Flowers Bakeries..................  $  250,517    $  240,729        $  572,082         $  548,686
   Mrs. Smith's Bakeries.............     132,643       127,365           299,378            288,849
   Elimination(1)....................     (14,222)      (14,571)          (35,283)           (33,911)
                                       ----------    ----------        ----------         ----------
                                       $  368,938    $  353,523        $  836,177         $  803,624
                                       ==========    ==========        ==========         ==========

DEPRECIATION AND AMORTIZATION:
   Flowers Bakeries..................  $   10,369    $    8,699        $   22,916         $   19,646
   Mrs. Smith's Bakeries.............       6,481         6,685            14,898             14,951
   Unallocated expenses..............          43            47               101                375
                                       ----------    ----------        ----------         ----------
                                       $   16,893    $   15,431        $   37,915         $   34,972
                                       ==========    ==========        ==========         ==========

INCOME (LOSS) FROM OPERATIONS:
   Flowers Bakeries..................  $   19,161    $   20,394        $   39,599         $   44,693
   Mrs. Smith's Bakeries.............        (409)      (15,522)           (7,505)           (25,475)
   Unallocated expenses..............      (5,642)       (7,236)          (14,947)           (13,154)
   Insurance proceeds................         684         1,669             7,473              1,669
   Non-recurring charges.............      (3,135)            0           (31,087)                 0
                                       ----------    ----------        ----------         ----------
                                       $   10,659    $     (695)       $   (6,467)        $    7,733
                                       ==========    ==========        ==========         ==========

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries.

8.       NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issuance addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. For the quarters ended July 14, 2001 and July 15, 2000, respectively, coupon expenses of $0.6 million and $0.9 million were recorded. For the twenty-eight weeks ended July 14, 2001 and July 15, 2000, respectively, coupon expenses of $2.8 million and $1.6 million were recorded. Additionally, coupon expenses were $2.6 million and $2.2 million for fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal year 2002. For the quarters ended July 14, 2001 and July 15, 2000, respectively, expenses covered by EITF 00-25 were $0.0 million and $1.1 million. For the twenty-eight weeks ended July 14, 2001 and July 15, 2000, respectively, these expenses were $0.0 million and $1.9 million. Additionally, these expenses were $3.4 million and $1.8 million for fiscal years 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at sales. This issuance will not affect net income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which replaces Accounting Principles Board Opinion 16, "Business Combinations", requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, which replaces APB 17, "Intangible Assets", requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down when appropriate under the criteria of SFAS 142. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company in the first quarter of fiscal year 2002. Management is currently evaluating the impact of these statements on the company's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

MATTERS AFFECTING ANALYSIS:

The following discussion of the financial condition and results of operations for the twelve and twenty-eight week periods ended July 14, 2001 should be read in conjunction with Flowers Foods, Inc.'s (the "company's") annual report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility is being closed in order to rationalize production efforts in this geographical area. The area will continue to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is expected to be substantially complete in the third quarter of fiscal 2001.

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

The result of the spin-off and merger transaction described above is the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the fiscal years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the consolidated balance sheet.

In accordance with the transaction described above, "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" at March 26, 2001 of $567.4 million and $662.3 million, respectively, were relieved from the balance sheet with a corresponding adjustment to capital in excess of par value.

In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded to the company's continuing operations in the first quarter of 2001.

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

On March 26, 2001, the company entered into a credit agreement that provides for total borrowings of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. Also on March 26, 2001, the company purchased the notes receivable ("distributor notes") from its independent distributors which had previously been owned by a financial institution and serviced by Flowers Bakeries. The principal balance of the distributor notes at that date was $77.6 million. The purchase of the debentures and the distributor notes were financed from the proceeds of the credit agreement discussed above.

The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered net insurance proceeds of $17.2 million. During the twenty-eight weeks ended July 14, 2001, the company finalized these insurance claims and received additional net proceeds of $7.5 million, $0.7 million of which was received in the second quarter.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000, are set forth below:

                                                            For the Twelve Weeks Ended    For the Twenty-Eight Weeks Ended
                                                            ---------------------------   --------------------------------
                                                            July 14, 2001 July 15, 2000   July 14, 2001      July 15, 2000
                                                            ------------- -------------   -------------      -------------
                                                                    (Unaudited)                    (Unaudited)

Sales......................................................     100.00%       100.00%          100.00%           100.00%
Gross margin...............................................      46.88%        42.16%           46.24%            44.15%
Selling, marketing and administrative expenses.............      38.74%        38.47%           39.66%            39.04%
Depreciation and amortization..............................       4.58%         4.36%            4.53%             4.35%
Insurance proceeds.........................................      -0.19%        -0.47%           -0.89%            -0.21%
Non-recurring charge.......................................       0.85%         0.00%            3.72%             0.00%
Interest...................................................       1.53%         4.59%            2.78%             4.41%
Income (loss) before income taxes, extraordinary gain
and discontinued operations................................       1.36%        -4.78%           -3.55%            -3.45%
Income taxes...............................................       0.35%        -1.68%           -0.92%            -1.18%
Net income (loss)..........................................       1.00%         1.56%           -2.03%             2.77%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 14, 2001 COMPARED TO TWELVE WEEKS ENDED JULY 15, 2000

SALES. For the twelve weeks ended July 14, 2001, sales were $368.9 million, or 4.4% higher than sales for the comparable period in the prior year, which were $353.5 million.

Flowers Bakeries' sales for the second quarter of fiscal 2001 were $250.5 million, an increase of 4.1% over sales of $240.7 million reported during the same period a year ago. Branded and private label products distributed through the company's direct store door delivery system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 80% of Flowers Bakeries' sales. These sales, driven by the company's "Natures Own" brand of soft variety breads, increased approximately 4% over the comparable period in the prior year. This increase is primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries' sales is primarily to foodservice customers. Foodservice sales increased approximately 3% over the comparable period in the prior year. This increase is primarily due to favorable pricing.

Mrs. Smith's Bakeries' sales for the second quarter of fiscal 2001, excluding intersegment sales of $14.2 million, were $118.4 million, an increase of 5.0% over sales of $112.8 million, excluding intersegment sales of $14.6 million, reported during the same period a year ago. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith's Bakeries' sales. These sales increased approximately 4% over the comparable period in the prior year. This increase is primarily due to favorable pricing and volume. Sales to foodservice customers represent approximately 30% of Mrs. Smith's Bakeries' sales. Foodservice sales increased approximately 1% over the comparable period in the prior year. This increase is primarily due to favorable pricing. The balance of Mrs. Smith's Bakeries' sales is primarily to non-affiliated food companies under contract production arrangements. These sales increased approximately 21% over the comparable period in the prior year primarily due to volume increases.

GROSS MARGIN. Gross margin for the second quarter of fiscal 2001 was $172.9 million, or 16.0% higher than comparable quarterly gross margin reported a year ago of $149.1 million. As a percent of sales, gross margin was 46.9% for the second quarter of fiscal 2001, compared to 42.2% for the second quarter of fiscal 2000.

Flowers Bakeries' gross margin increased to 56.5% of sales for the second quarter of fiscal 2001, compared to 54.8% of sales for the comparable period in the prior year. Improved pricing and lower ingredient and lease costs were partially offset by higher labor and energy costs.

Mrs. Smith's Bakeries' gross margin increased to 28.4% of sales for the second quarter of fiscal 2001, compared to 18.4% of sales for the comparable period in the prior year. This increase is due to improved efficiencies as a result of the correction of production facility breakdowns that occurred during the fiscal year 1999 realignment.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. During the second quarter of fiscal 2001, selling, marketing and administrative expenses were $142.9 million, or 38.7% of sales, as compared to $136.0 million, or 38.5% of sales reported for the comparable quarter a year ago.

Flowers Bakeries' selling, marketing and administrative expenses were $112.0 million or 44.7% of sales during the second quarter of fiscal 2001 as compared to $102.9 million or 42.7% in the second quarter of fiscal 2000. The increase in absolute terms as well as a percent of sales was composed of increases in labor costs, and integration costs associated with the Memphis, Tennessee market expansion.

Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $27.6 million or 23.3% of sales during the second quarter of fiscal 2001 as compared to $29.6 million or 26.3% of sales during the same period a year ago. This decrease is a result of lower distribution expenses and lower trade promotional expenses. The trade promotional expenses decreased primarily as a result of the fact that higher costs were incurred in the prior year period related to the introduction of Mrs. Smith's "Cookies and Cream" pies.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $16.9 million for the second quarter of fiscal 2001, an increase of 9.7% over the corresponding period in the prior year, which was $15.4 million.

Flowers Bakeries' depreciation and amortization expense increased to $10.4 million in the second quarter of fiscal 2001 from $8.7 million in the same period last year. The increase is primarily attributable to the depreciation of costs capitalized in prior years associated with information technology projects and increased depreciation as a result of the purchase of assets which were accounted for as operating leases in the prior year.

Mrs. Smith's Bakeries' depreciation and amortization expense in the second quarter of fiscal 2001 was $6.5 million as compared to $6.7 million in the same period of last year. This slight decrease is primarily due to a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000. This decrease was partially offset by increases in depreciation resulting from capital expenditures.

PROCEEDS FROM INSURANCE POLICIES. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During the second quarter of fiscal 2001, Mrs. Smith's Bakeries recovered net insurance proceeds of $0.7 million.

NON-RECURRING CHARGE. During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility is being closed in order to rationalize production efforts in this geographical area. The area will continue to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is expected to be substantially complete in the third quarter of fiscal 2001.

INTEREST EXPENSE. For the second quarter of fiscal 2001, net interest expense was $5.7 million, a decrease of $10.5 million from the corresponding period in the prior year, which was $16.2 million. The decrease is due to a decrease in debt that resulted from the spin-off and merger transaction which occurred on March 26, 2001.

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND DISCONTINUED OPERATIONS. The income before income taxes, extraordinary gain and discontinued operations for the second quarter of fiscal 2001 was $5.0 million, an increase of $21.9 million from the $16.9 million loss reported in the second quarter of fiscal 2000. The increase is primarily a result of a decrease in Mrs. Smith's Bakeries' operating loss of $15.1 million and decreases in interest and other non operating expenses related to the accounting of the company's hedging program under FAS 133 of $10.5 million and $1.6 million, respectively. These positive results were partially offset by decreases in Flowers Bakeries' operating income and decreases in Mrs. Smith's Bakeries' insurance proceeds of $1.2 million and $1.0 million, respectively, and an increase in non-recurring charges of $3.1 million.

DISCONTINUED OPERATIONS. As a result of the spin-off and merger transaction FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For financial reporting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. The company's share of Keebler's net income ($16.5 million) for the second quarter of fiscal 2000 is presented as discontinued operations.

NET INCOME (LOSS). The net income for the second quarter of fiscal 2001 was $3.7 million as compared to net income of $5.5 million for the second quarter of fiscal 2000.

TWENTY-EIGHT WEEKS ENDED JULY 14, 2001 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 15, 2000

SALES. For the twenty-eight weeks ended July 14, 2001, sales were $836.2 million, or 4.1% higher than sales for the comparable period in the prior year, which were $803.6 million.

Flowers Bakeries' sales for the twenty-eight weeks ended July 14, 2001, were $572.1 million, an increase of 4.3% over sales of $548.7 million reported during the same period a year ago. Branded and private label products distributed through the company's direct store door delivery system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 80% of Flowers Bakeries' sales. These sales, driven by the company's "Natures Own" brand of soft variety breads, increased approximately 4% over the comparable period in the prior year. This increase is primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries' sales is primarily to foodservice customers. Foodservice sales increased approximately 4% over the comparable period in the prior year. This increase is primarily due to favorable pricing.

Mrs. Smith's Bakeries' sales for the twenty-eight weeks ended July 14, 2001, excluding intersegment sales of $35.3 million, were $264.1 million, an increase of 3.6% over sales of $254.9 million, excluding intersegment sales of $33.9 million, reported during the same period a year ago. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith's Bakeries' sales. These sales increased approximately 5% over the comparable period in the prior year. This increase is primarily due to favorable pricing and volume. Sales to foodservice customers represent approximately 30% of Mrs. Smith's Bakeries' sales. Foodservice sales decreased approximately 1% over the comparable period in the prior year. This decrease is primarily due to inventory reductions at certain major foodservice customers. The balance of Mrs. Smith's Bakeries' sales is primarily to non-affiliated food companies, under contract production arrangements. These sales increased approximately 9% over the comparable period in the prior year. This increase is primarily due to volume increases.

GROSS MARGIN. Gross margin for the twenty-eight weeks ended July 14, 2001 was $386.7 million or 9.0% higher than gross margin reported a year ago of $354.8 million. As a percent of sales, gross margin was 46.2% for the twenty-eight weeks ended July 14, 2001, compared to 44.2% for the same period a year ago.

Flowers Bakeries' gross margin increased to 56.0% of sales for the twenty-eight weeks ended July 14, 2001, compared to 54.7% of sales for the comparable period in the prior year. Improved pricing and lower ingredient and lease costs were partially offset by higher labor and energy costs.

Mrs. Smith's Bakeries' gross margin increased to 27.0% of sales for the twenty-eight weeks ended July 14, 2001, compared to 22.3% of sales for the comparable period in the prior year. This increase is due to improved efficiencies as a result of the correction of production facility breakdowns that occurred during the fiscal year 1999 realignment.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. During the twenty-eight weeks ended July 14, 2001, selling, marketing and administrative expenses were $331.6 million, or 39.7% of sales, as compared to $313.8 million or 39.0% of sales reported for the same period a year ago.

Flowers Bakeries' selling, marketing and administrative expenses were $258.0 million or 45.1% of sales during the twenty-eight weeks ended July 14, 2001 as compared to $235.9 million or 43.0% in the same period a year ago. The increase in absolute terms as well as a percent of sales was composed of increases in labor and fuel costs, and integration costs associated with the Memphis, Tennessee market expansion. Additionally, with the continued rollout of the enterprise-wide information system (SAP), Flowers Bakeries incurred increased implementation expenses in the first half of fiscal 2001.

Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $63.8 million or 24.2% of sales during the twenty-eight weeks ended July 14, 2001 as compared to $67.3 million or 26.4% of sales during the same period a year ago. This decrease is a result of lower distribution expenses and lower trade promotional expenses. The trade promotional expenses decreased primarily as a result of the fact that higher costs were incurred in the prior year period related to the introduction of Mrs. Smith's "Cookies and Cream" pies.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $37.9 million for the twenty-eight weeks ended July 14, 2001, an increase of 8.3% over the corresponding period in the prior year, which was $35.0 million.

Flowers Bakeries' depreciation and amortization expense increased to $22.9 million in the twenty-eight weeks ended July 14, 2001 from $19.6 million in the same period last year. The increase is primarily attributable to the depreciation of costs capitalized in prior years associated with information technology projects and increased depreciation as a result of the purchase of assets accounted for as operating leases in the prior year.

Mrs. Smith's Bakeries' depreciation and amortization expense in the twenty-eight weeks ended July 14, 2001 was $14.9 million as compared to $15.0 million in the same period of last year. This decrease is primarily due to a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000. Partially offsetting this decrease was an increase in depreciation resulting from capital expenditures.

PROCEEDS FROM INSURANCE POLICIES. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During the first half of fiscal 2001, Mrs. Smith's Bakeries recovered net insurance proceeds of $7.5 million as a final settlement.

NON-RECURRING CHARGE. During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility is being closed in order to rationalize production efforts in this geographical area. The area will continue to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is expected be substantially complete in the third quarter of fiscal 2001.

During the first quarter of fiscal 2001, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded in the company's continuing operations in the first quarter of 2001.

INTEREST EXPENSE. For the twenty-eight weeks ended July 14, 2001, net interest expense was $23.2 million, a decrease of $12.2 million over the corresponding period in the prior year, which was $35.5 million. The decrease is a due to a decrease in debt that resulted from the spin-off and merger transaction which occurred on March 26, 2001.

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND DISCONTINUED OPERATIONS. The loss before income taxes, extraordinary gain and discontinued operations for the twenty-eight weeks ended July 14, 2001 was $29.7 million, an increase of $2.0 million from the $27.7 million loss reported in the same period a year ago. The increased loss is primarily a result of the non-recurring charges of $31.1 million associated with separation and other contractual payments resulting from the spin-off merger transaction as well as, the closing of Flowers Bakeries' Memphis, Tennessee production facility. In addition, Flowers Bakeries' operating income decreased by $5.1 million and non operating expenses related to the accounting of the company's hedging program under FAS 133 increased by $1.8 million. Partially offsetting these negative items was an increase in insurance proceeds of $5.8 million, a decrease in Mrs. Smith's Bakeries' operating loss of $18.0 million and a decrease in interest expense of $12.2 million.

INCOME TAXES. The income tax benefit during the twenty-eight weeks ended July 14, 2001 was provided for at an estimated effective rate of 26%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

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

DISCONTINUED OPERATIONS. As a result of the spin-off and merger transaction FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For accounting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. FII's share of Keebler's net income from December 30, 2000 through March 26, 2001 was included in phase-out income from discontinued operations in fiscal 2000. The company's share of Keebler's net income ($40.6 million) for the twenty-eight weeks ended July 15, 2000 is presented as discontinued operations.

NET INCOME (LOSS). The net loss for the twenty-eight weeks ended July 14, 2001 was $17.0 million as compared to net income of $22.3 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash disbursed for operating activities for the twenty-eight weeks ended July 14, 2001 was $18.3 million. Inventory increased $30.4 million and accounts payable and facility closing cost reserves decreased $10.8 million and $2.2 million, respectively.

Net cash disbursed for investing activities for the twenty-eight weeks ended July 14, 2001 of $100.0 million included capital expenditures of $26.8 million. Capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries were $12.0 million and $14.8 million, respectively. In addition, $77.6 million was used to purchase outstanding notes payable to a financial institution from certain of the company's independent distributors. Partially offsetting these items was a dividend of $5.2 million received from FII's 55% ownership of Keebler before the spinoff and merger transaction on March 26, 2001.

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

The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividends can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property. As of July 14, 2001, the company was in compliance with all covenants.

At July 14, 2001, cash equivalents were $7.7 million. Consolidated long-term debt was $292.0 million and current maturities of long-term debt were $29.5 million at July 14, 2001. The company believes that, in light of its current cash position and its cash flow from operating activities, it can meet presently foreseeable financial requirements.

NEW ACCOUNTING PRONOUNCEMENTS:

In January 2001, the Emerging Issues Task Force reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus became effective and was adopted by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, such expenses of $6.4 million and $10.0 million for the second quarter of fiscal 2001 and fiscal 2000, respectively, were recorded as reductions to arrive at sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. For the quarters ended July 14, 2001 and July 15, 2000, respectively, coupon expenses of $0.6 million and $0.9 million were recorded. For the twenty-eight weeks ended July 14, 2001 and July 15, 2000, respectively, coupon expenses of $2.8 million and $1.6 million were recorded. Additionally, coupon expenses were $2.6 million and $2.2 million for fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal year 2002. For the quarters ended July 14, 2001 and July 15, 2000, respectively, expenses covered by EITF 00-25 were $0.0 million and $1.1 million. For the twenty-eight weeks ended July 14, 2001 and July 15, 2000, respectively, these expenses were $0.0 million and $1.9 million. Additionally, these expenses were $3.4 million and $1.8 million for fiscal 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at sales. This issuance will not affect net income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which replaces Accounting Principles Board Opinion 16, "Business Combinations", requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142, which replaces APB 17, "Intangible Assets", requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down when appropriate under the criteria of SFAS 142. The provisions of each statement which applies to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company in the first quarter of fiscal year 2002. Management is currently evaluating the impact of these statements on the company's results of operations and financial position.

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

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1 First Amendment dated as of May 10, 2001 to Credit Agreement dated as of March 26, 2001 among Flowers Foods, Inc., the Lenders party thereto, SunTrust Bank as syndication agent and Bankers Trust Company, as administrative agent.

10.2 Second Amendment dated as of June 15, 2001 to Credit Agreement dated as of March 26, 2001 among Flowers Foods, Inc. the Lenders party thereto, SunTrust Bank, as syndication agent and Bankers Trust Company, as administrative agent.

10.3    Flowers Foods, Inc. Stock Appreciation Rights Plan

10.4    Flowers Foods, Inc. Annual Executive Bonus Plan

10.5    Flowers Foods, Inc. Executive Deferred Compensation Plan

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FLOWERS FOODS, INC.


                                      /s/ Amos R. McMullian
                                      ------------------------
                                      By: Amos R. McMullian
                                      Chairman of the Board


                                      /s/ Jimmy M. Woodward
                                      ------------------------
                                      By: Jimmy M. Woodward
                                      Vice President and
                                      Chief Financial Officer

                                      August 27, 2001
                                      ------------------------
                                      Date