Form 10-Q
period 2001-10-06
FLOWERS FOODS INC
filed 2001-11-20
CIK 1128928

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2001

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        TITLE OF EACH CLASS                           OUTSTANDING AT NOVEMBER 19, 2001
        -------------------                           --------------------------------
        Common Stock, $.01 par value with
        Preferred Share Purchase Rights...............         19,865,968

                                 FLOWERS FOODS
                                     INDEX

                                                                                                                       Page Number
                                                                                                                       -----------
PART I. Financial Information...................................................................................            3
Item 1. Financial Statements....................................................................................            3
      Condensed Consolidated Balance Sheet October 6, 2001 and December 30, 2000................................            3
      Condensed Consolidated Statement of Income Twelve and Forty Weeks Ended October 6, 2001
      and October 7, 2000.......................................................................................            4
      Condensed Consolidated Statement of Cash Flows Forty Weeks Ended October 6, 2001
      and October 7, 2000.......................................................................................            5
      Notes to Condensed Consolidated Financial Statements......................................................            6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................           13
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................           20
PART II. Other Information......................................................................................           20
Item 1. Legal Proceedings.......................................................................................           20
Item 4. Submission of Matters to a Vote of Security Holders.....................................................           20
Item 5. Other Information.......................................................................................           20
Item 6. Exhibits and Reports on Form 8-K........................................................................           20

                               FLOWERS FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                         OCTOBER 6, 2001     DECEMBER 30, 2000
                                                                         ---------------     -----------------
ASSETS
Current Assets:
  Cash and cash equivalents..............................................   $     4,713         $    11,845
  Accounts and notes receivable, net of allowances
  of $19,064 and $19,288, respectively...................................       135,371             113,099
  Inventories, net:
    Raw materials........................................................        17,459              26,583
    Packaging materials..................................................        14,971              12,048
    Finished goods.......................................................        92,567              49,276
    Other................................................................         2,859               2,524
                                                                            -----------         -----------
                                                                                127,856              90,431
  Other..................................................................        52,168              51,925
                                                                            -----------         -----------
                                                                                320,108             267,300
                                                                            -----------         -----------
Property, Plant and Equipment:
  Land...................................................................        33,267              33,386
  Buildings..............................................................       265,535             264,889
  Machinery and equipment................................................       641,025             567,682
  Furniture, fixtures and transportation equipment.......................        67,571              64,596
  Construction in progress...............................................        15,446               1,081
                                                                            -----------         -----------
                                                                              1,022,844             931,634
  Less:  accumulated depreciation........................................      (410,947)           (362,160)
                                                                            -----------         -----------
                                                                                611,897             569,474
                                                                            -----------         -----------
Notes Receivable.........................................................        72,386                   0
                                                                            -----------         -----------
Net Assets of Discontinued Operations....................................             0             567,449
                                                                            -----------         -----------
Other Assets.............................................................        39,001              31,880
                                                                            -----------         -----------
Cost in Excess of Net Tangible Assets:
  Cost in excess of net tangible assets..................................       161,127             167,425
  Less:  accumulated amortization........................................       (36,079)            (40,882)
                                                                            -----------         -----------
                                                                                125,048             126,543
                                                                            -----------         -----------
                                                                            $ 1,168,440         $ 1,562,646
                                                                            ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital leases................   $    30,164         $     7,515
  Accounts payable.......................................................        85,537             100,775
  Facility closing costs and severance...................................         5,437               5,465
  Other accrued liabilities..............................................        83,987              68,612
                                                                            -----------         -----------
                                                                                205,125             182,367
                                                                            -----------         -----------

Long-Term Debt and Capital Leases........................................       287,828             247,847
                                                                            -----------         -----------

Other Liabilities:
  Facility closing costs and severance...................................        11,302              13,891
  Postretirement/postemployment obligations..............................        24,324              22,331
  Liabilities to be settled by others....................................             0             584,198
  Other..................................................................        13,250               9,552
                                                                            -----------         -----------
                                                                                 48,876             629,972
                                                                            -----------         -----------
Shareholders' Equity:
  Preferred stock-$100 par value, 100,000 authorized and none issued
  Preferred stock-$.01 par value, 900,000 authorized and none issued
  Common stock-$.01 par value, 100,000,000 authorized and
  19,865,968 and 19,865,964 shares issued, respectively..................           199                 199
  Capital in excess of par value.........................................       476,529             351,506
  Retained earnings......................................................       155,634             164,135
  Other comprehensive income.............................................        (5,751)                  0
  Stock compensation related adjustments.................................             0             (13,380)
                                                                            -----------         -----------
                                                                                626,611             502,460
                                                                            -----------         -----------
                                                                            $ 1,168,440         $ 1,562,646
                                                                            ===========         ===========

     (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                FOR THE TWELVE WEEKS ENDED          FOR THE FORTY WEEKS ENDED
                                                               ----------------------------       ------------------------------
                                                               OCTOBER 6,        OCTOBER 7,        OCTOBER 6,         OCTOBER 7,
                                                                   2001             2000              2001               2000
                                                               ----------        ----------       -----------        -----------
Sales.........................................................  $ 385,589        $ 369,094        $ 1,221,766        $ 1,172,718
Materials, supplies, labor and other
production costs..............................................    205,526          214,221            655,013            663,038
Selling, marketing and administrative expenses................    147,026          137,425            478,654            451,196
Depreciation and amortization.................................     16,877           15,983             54,792             50,955
Insurance proceeds, net.......................................          0           (3,105)            (7,473)            (4,774)
Non-recurring charges.........................................          0           (1,428)            31,087             (1,428)
                                                                ---------        ---------        -----------        -----------
Income from operations........................................     16,160            5,998              9,693             13,731

Interest (income).............................................     (1,261)               0             (1,696)                 0
Interest expense..............................................      6,070           16,580             29,736             52,050
                                                                ---------        ---------        -----------        -----------
Interest expense, net.........................................      4,809           16,580             28,040             52,050
                                                                ---------        ---------        -----------        -----------

Income (Loss) before income taxes, extraordinary
gain and discontinued operations..............................     11,351          (10,582)           (18,347)           (38,319)
Income tax expense (benefit)..................................      2,875           (3,182)            (4,846)           (12,652)
                                                                ---------        ---------        -----------        -----------
Income (Loss) before extraordinary gain and
discontinued operations.......................................      8,476           (7,400)           (13,501)           (25,667)
Extraordinary gain on early extinguishment of debt............          0                0              5,000                  0
Net income from discontinued operations.......................          0           20,358                  0             60,911
                                                                ---------        ---------        -----------        -----------
Net income (loss).............................................  $   8,476        $  12,958        $    (8,501)       $    35,244
                                                                =========        =========        ===========        ===========

Net Income (Loss) Per Common Share:
Basic:
   Income (loss) from continuing operations before
   extraordinary gain on early extinguishment of debt
   and income from discontinued operations....................  $    0.43        $   (0.37)       $     (0.68)       $     (1.28)
   Extraordinary gain on early extinguishment of debt.........       0.00             0.00               0.25               0.00
   Net income from discontinued operations....................       0.00             1.03               0.00               3.04
                                                                ---------        ---------        -----------        -----------
   Net income (loss) per share................................       0.43             0.65              (0.43)              1.76
                                                                =========        =========        ===========        ===========

   Weighted average shares outstanding........................     19,866           20,018             19,866             20,026

Diluted:
   Income (loss) from continuing operations before
   extraordinary gain on early extinguishment of debt
   and income from discontinued operations....................  $    0.42        $   (0.37)       $     (0.68)       $     (1.28)
   Extraordinary gain on early extinguishment of debt.........       0.00             0.00               0.25               0.00
   Net income from discontinued operations....................       0.00             1.02               0.00               3.04
                                                                ---------        ---------        -----------        -----------
   Net income (loss) per share................................       0.42             0.65              (0.43)              1.76
                                                                =========        =========        ===========        ===========

   Weighted average shares outstanding........................     20,194           20,074             19,866             20,074

Cash Dividends Paid Per Common Share..........................  $  0.0000        $  0.1325        $    0.0000        $    0.3975

     (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                    FOR THE FORTY WEEKS ENDED
                                                                                              ------------------------------------
                                                                                              OCTOBER 6, 2001      OCTOBER 7, 2000
                                                                                              ---------------      ---------------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES:
Net (loss) income..............................................................................  $   (8,501)          $  35,244
Adjustments to reconcile net (loss) income to net cash
  (disbursed for) received from operating activities:
     Extraordinary gain, net of tax............................................................      (5,000)                  0
     Income from discontinued operations, net of tax...........................................           0             (60,911)
     Non-recurring charge......................................................................       3,135              (1,428)
     Depreciation and amortization.............................................................      54,792              50,955
     Deferred income taxes.....................................................................      (4,846)            (17,029)
     Allowances for accounts receivable........................................................         529                (439)
     Other.....................................................................................         710                (585)
Changes in assets and liabilities:
     Accounts and notes receivable, net........................................................     (14,910)            (21,090)
     Inventories, net..........................................................................     (37,347)            (12,693)
     Other assets..............................................................................       7,126              19,919
     Accounts payable and other accrued liabilities............................................       5,428              27,205
     Facility closing costs and severance......................................................      (4,483)             (3,537)
                                                                                                 ----------           ---------
NET CASH (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES....................................  $   (3,367)          $  15,611
                                                                                                 ----------           ---------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment.................................................     (33,599)            (38,450)
     Purchase of notes receivable..............................................................     (77,646)                  0
     Acquisitions net of divestitures..........................................................      (6,381)            (22,070)
     Dividends received........................................................................       5,197              15,591
     Proceeds from property disposals..........................................................          25              14,760
     Other.....................................................................................      (1,923)                106
                                                                                                 ----------           ---------
NET CASH DISBURSED FOR INVESTING ACTIVITIES....................................................  $ (114,327)          $ (30,063)
                                                                                                 ----------           ---------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES:
     Dividends paid............................................................................           0             (39,241)
     Treasury stock purchases..................................................................           0                 (41)
     Stock compensation and warrants exercised.................................................         337               4,457
     Proceeds from new credit agreement........................................................     251,000                   0
     Purchase of debentures....................................................................    (193,776)                  0
     Payment of financing fees.................................................................      (9,978)                  0
     Other debt and capital lease obligation (payments)/proceeds...............................      (6,225)             35,897
     Other net changes in debt and other liabilities in connection
     with the spin-off and merger..............................................................      69,204                   0
                                                                                                 ----------           ---------
NET CASH RECEIVED FROM FINANCING ACTIVITIES....................................................  $  110,562           $   1,072
                                                                                                 ----------           ---------
Net decrease in cash and cash equivalents......................................................      (7,132)            (13,380)
Cash and cash equivalents at beginning of period...............................................      11,845              18,665
                                                                                                 ----------           ---------
Cash and cash equivalents at end of period.....................................................  $    4,713           $   5,285
                                                                                                 ==========           =========

     (See Accompanying Notes to Condensed Consolidated Financial Statements)

                               FLOWERS FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. ("the company") have been prepared by the company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 6, 2001 and December 30, 2000, the results of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000 and statement of cash flows for the forty week periods ended October 6, 2001 and October 7, 2000. The results of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

REPORTING PERIODS - The company's quarterly reporting periods for fiscal 2001 are as follows: first quarter ended April 21, 2001 (sixteen weeks), second quarter ended July 14, 2001 (twelve weeks), third quarter ended October 6, 2001 (twelve weeks) and fourth quarter ending December 29, 2001 (twelve weeks).

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

Changes in shareholders' equity as a result of the spin-off and merger transaction, FAS 133 adoption and operational results for the forty weeks ended October 6, 2001, are as follows (amounts in thousands):

                                                                                      OTHER
                                        COMMON       PAID IN        RETAINED      COMPREHENSIVE     STOCK
                                         STOCK       CAPITAL        EARNINGS          INCOME     COMPENSATION    TOTAL EQUITY
                                       --------     ---------      ---------      -------------  ------------    ------------
  12/30/2000.........................    $   199      $ 351,506      $ 164,135         $     --      $ (13,380)     $   502,460
  Net Assets of Discontinued
    Operations.......................         --       (567,449)            --               --             --         (567,449)
  Net Liabilities Settled by Others           --        662,368             --               --             --          662,368
  Separation and Other Contractual
    Payments.........................         --         27,952             --               --         13,380           41,332
  Stock Compensation Transactions....         --          2,152             --               --             --            2,152
  FAS 133 Adjustments................         --             --             --           (5,751)            --           (5,751)
  Net Loss...........................         --             --         (8,501)              --             --           (8,501)
                                         -------      ---------      ---------         --------      ---------      -----------
  10/06/2001.........................    $   199      $ 476,529      $ 155,634         $ (5,751)     $      --      $   626,611
                                         =======      =========      =========         ========      =========      ===========

3.       RECLASSIFICATION OF CERTAIN MARKETING COSTS

In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of sales in the income statement. This consensus became effective and was implemented by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, for the quarters ended October 6, 2001 and October 7, 2000, expenses of $13.0 million and $11.7 million, respectively, were recorded as reductions to arrive at net sales.
For the forty weeks ended October 6, 2001 and October 7, 2000, expenses of $29.5 million and $33.1 million, respectively, were recorded as reductions to arrive at net sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). In accordance with the transition provisions of FAS 133, the company recorded the following net-of-tax cumulative-effect transition adjustment to other comprehensive income on December 31, 2000 (amounts in thousands):

                                                                                                 Dr./(Cr.)
                                                                                                 ---------
         Related to previously designated cash flow hedging relationships:
           Fair value of hedging instruments.................................................    $    (454)
           Previously deferred hedging losses................................................        6,283
                                                                                                 ---------
         Total cumulative effect of adoption on other comprehensive income...................        5,829
         Income tax..........................................................................       (2,332)
                                                                                                 ---------
         Total cumulative effect of adoption on other comprehensive income, net of tax.......    $   3,497
                                                                                                 =========

During the forty weeks ended October 6, 2001, the company reclassified this transition adjustment to earnings which represents the usage of raw materials under previously designated commodity hedging instruments.

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

In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million expiring on December 31, 2003 in order to effectively convert a designated portion of its credit agreement dated March 26, 2001 to a fixed rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under FAS 133, this swap transaction is designated as a cash flow hedge and the company assumes no ineffectiveness in the hedging relationship in accordance with FAS 133. Accordingly, the change in the fair value of the swap transaction is recorded each period in other comprehensive income.

During the forty weeks ended October 6, 2001, net of tax changes to other comprehensive income resulting from hedging activities were as follows:

                                                                                    Dr./(Cr.)
                                                                                    ---------
         December 31, 2000...................................................        $  3,497
         Net deferred gains on closed contracts..............................            (265)
         Reclassified to earnings............................................          (3,463)
         Effective portion of change in fair value of hedging instruments....           5,982
                                                                                     --------
         October 6, 2001.....................................................        $  5,751
                                                                                     ========

The fair value of the company's cash flow commodity hedging instruments and the interest rate swap was approximately $(1.7) million and $(7.8) million, respectively, at October 6, 2001.

During the forty weeks ended October 6, 2001, the ineffective portion of the change in fair value of the company's cash flow hedging instruments was not material to net income.

5.       DEBT

Long-term debt consisted of the following at October 6, 2001 and December 30, 2000, (amounts in thousands):

                                         INTEREST RATE      MATURITY      OCTOBER 6, 2001    DECEMBER 30, 2000
                                         -------------      --------      ---------------    -----------------
         Senior Secured Credit
         Facilities........................  7.40%            2007           $  248,125          $       --
         Debentures........................  7.15%            2028                   --             200,000
         Capital Lease Obligations.........  6.63%            2008               61,412              45,282
         Other.............................  7.48%            2004                8,455              10,080
                                                                             ----------          ----------
                                                                             $  317,992          $  255,362
           Less current maturities........                                       30,164               7,515
                                                                             ----------          ----------
           Total long-term debt............                                  $  287,828          $  247,847
                                                                             ==========          ==========

On March 26, 2001, the company completed a tender offer for the $200.0 million aggregate principle amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million of debt issuance costs and $3.1 million of taxes. In addition, the company purchased the notes receivable ("distributor notes") from its independent distributors which had previously been owned by a financial institution and serviced by Flowers Bakeries.

The purchase of the debentures and distributor notes were financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The new credit agreement provides for total borrowing of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million.

The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. As of October 6, 2001, the company is in compliance with these covenants. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividends can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property.

6.       FACILITY CLOSING COSTS AND SEVERANCE

During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility was closed in order to rationalize production efforts in this geographical area. The area continues to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is substantially complete as of the end of the third quarter of fiscal 2001.

The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

                                                             12/30/2000    PROVISION     NON CASH        SPENDING       10/06/2001
                                                                                        REDUCTION
                                                             ----------    ---------    ---------        --------       ----------
         Noncancelable lease obligations
           and other facility closing costs...............     $16,801       $  160      $    --          $(2,615)         $14,346
         Severance........................................          --        1,413           --           (1,413)              --
         Asset impairment.................................          --        1,269       (1,269)              --               --
         Other............................................       2,555          293           --             (455)           2,393
                                                               -------       ------      -------         --------          -------
                    Total.................................     $19,356       $3,135      $(1,269)         $(4,483)         $16,739
                                                               -------       ------       -------        --------          -------


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

                                                               FOR THE TWELVE WEEKS ENDED          FOR THE FORTY WEEKS ENDED
                                                              ---------------------------        ------------------------------
                                                              OCTOBER 6,       OCTOBER 7,         OCTOBER 6,         OCTOBER 7,
                                                                  2001            2000               2001               2000
                                                              ----------       ----------        -----------        -----------
                                                                      (Unaudited)                          (Unaudited)
SALES:
  Flowers Bakeries........................................      $ 246,421        $ 233,571        $   818,503        $   782,257
  Mrs. Smith's Bakeries...................................        152,635          150,070            452,014            438,919
  Elimination (1).........................................        (13,467)         (14,547)           (48,751)           (48,458)
                                                                ---------        ---------        -----------        -----------
                                                                $ 385,589        $ 369,094        $ 1,221,766        $ 1,172,718
                                                                =========        =========        ===========        ===========

DEPRECIATION AND AMORTIZATION:
  Flowers Bakeries........................................      $  10,289        $   9,238        $    33,205        $    28,884
  Mrs. Smith's Bakeries...................................          6,545            6,699             21,443             21,650
  Other...................................................             43               46                144                421
                                                                ---------        ---------        -----------        -----------
                                                                $  16,877        $  15,983        $    54,792        $    50,955
                                                                =========        =========        ===========        ===========

INCOME (LOSS) FROM OPERATIONS:
  Flowers Bakeries........................................      $  17,302        $  10,905        $    56,901        $    55,598
  Mrs. Smith's Bakeries...................................          4,023           (5,014)            (3,482)           (30,489)
  Other...................................................         (5,165)          (4,426)           (20,112)           (17,580)
  Insurance proceeds......................................              0            3,105              7,473              4,774
  Non-recurring charges...................................              0            1,428            (31,087)             1,428
                                                                ---------        ---------        -----------        -----------
                                                                $  16,160        $   5,998        $     9,693        $    13,731
                                                                =========        =========        ===========        ===========

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries.

8.       NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issuance addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. For the quarters ended October 6, 2001 and October 7, 2000, no coupon expenses were recorded. For the forty weeks ended October 6, 2001 and October 7, 2000, coupon expenses of $2.8 million and $1.6 million, respectively, were recorded. Additionally, coupon expenses were $2.6 million and $2.2 million for fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal year 2002. For the quarters ended October 6, 2001 and October 7, 2000, expenses covered by EITF 00-25 were $0 and $1.5 million, respectively. For the forty weeks ended October 6, 2001 and October 7, 2000, these expenses were $0 and $3.4 million, respectively. Additionally, these expenses were $3.4 million and $1.8 million for fiscal years 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at sales. This issuance will not affect net income.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal year 2003. Management does not expect the adoption of this statement to have a material impact on the company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. This statement will be effective for the company on a prospective basis, beginning the first quarter of fiscal year 2002. Management does not expect the adoption of this statement to have a material impact on the company's financial position or results of operations.

9.       ACQUISITIONS

In September 2001, Flowers Bakeries acquired The Kotarides Baking Company's distribution network in the Norfolk, Virginia area and certain other assets for a purchase price, including acquisition costs, of $6.4 million. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supplied fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries' Norfolk, Virginia bakery will operate the routes and will produce and market breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting and therefore, the purchase price has been allocated to assets acquired based on a preliminary assessment of their fair values. The results of operations from this acquisition are included in the current quarterly results from the date of acquisition and are not significantly different from the results that would have been reported had the operations been included from December 31, 2000.

10.      SUBSEQUENT EVENTS

On October 26, 2001, Mrs. Smith's Bakeries announced the closing of its production facility in Pembroke, North Carolina. The facility is being closed in order to rationalize production efforts. Production for this facility will be transferred to the company's more efficient Spartanburg, South Carolina and Stilwell, Oklahoma facilities. Severance and other exit related costs of closing the facility are expected to be approximately $1.0 million. At October 6, 2001, the disposal plan for the land, building and equipment had yet to be finalized. The net book value of these assets at October 6, 2001, was approximately $6.0 million.


On November 16, 2001, the board of directors declared a 3 for 2 stock split of the company's common stock in the form of a stock dividend. The record date for the split will be December 14, 2001 and new shares will be issued on a payment date of January 2, 2002. Earnings per share calculations included in the condensed consolidated income statement have not been restated to reflect this proposed stock split. Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows:

                                    FOR THE TWELVE WEEKS ENDED               FOR THE FORTY WEEKS ENDED
-------------------------------------------------------------------     ----------------------------------
                                 OCTOBER 6, 2001    OCTOBER 7, 2000     OCTOBER 6, 2001    OCTOBER 7, 2000
-------------------------------------------------------------------     ----------------------------------
                                            (UNAUDITED)                             (UNAUDITED)
Net earnings per common share:
    Basic                                $0.28              $0.43               $(0.29)            $1.17
-------------------------------------------------------------------     -----------------------------------
    Diluted                              $0.28              $0.43               $(0.29)            $1.17
-------------------------------------------------------------------     -----------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

MATTERS AFFECTING ANALYSIS:

The following discussion of the financial condition and results of operations for the twelve and forty week periods ended October 6, 2001 should be read in conjunction with Flowers Foods, Inc.'s (the "company's") annual report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility was closed in order to rationalize production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was substantially complete by the end of the third quarter of fiscal 2001.

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

The result of the spin-off and merger transaction described above was the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the fiscal years ended December 30, 2000 and January 1, 2000 under the captions "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" in the consolidated balance sheet.

In accordance with the transaction described above, "Net Assets of Discontinued Operations" and "Liabilities to be Settled by Others" at March 26, 2001 of $567.4 million and $662.3 million, respectively, were relieved from the balance sheet with a corresponding adjustment to capital in excess of par value.

In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded to the company's continuing operations in the first quarter of fiscal 2001.

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

The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered net insurance proceeds of $17.2 million. During the first half of fiscal 2001, the company finalized these insurance claims and received additional net proceeds of $7.5 million.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 6, 2001 and October 7, 2000, are set forth below:

                                                                FOR THE TWELVE WEEKS ENDED           FOR THE FORTY WEEKS ENDED
                                                            ---------------------------------    ----------------------------------
                                                            OCTOBER 6, 2001   OCTOBER 7, 2000    OCTOBER 6, 2001    OCTOBER 7, 2000
                                                            ---------------   ---------------    ---------------    ---------------
                                                                       (Unaudited)                          (Unaudited)
         Sales................................................  100.00%           100.00%            100.00%           100.00%
         Gross margin.........................................   46.70%            41.96%             46.39%            43.46%
         Selling, marketing and administrative
         expenses.............................................   38.13%            37.23%             39.18%            38.47%
         Depreciation and amortization........................    4.38%             4.33%              4.48%             4.35%
         Insurance proceeds...................................    0.00%            -0.84%             -0.61%            -0.41%
         Non-recurring charge.................................    0.00%            -0.39%              2.54%            -0.12%
         Interest.............................................    1.25%             4.49%              2.30%             4.44%
         Income (loss) before income taxes,
         extraordinary gain and discontinued operations.......    2.94%            -2.87%             -1.50%            -3.27%
         Income taxes.........................................    0.75%            -0.86%             -0.40%            -1.08%
         Net income (loss)....................................    2.20%             3.51%             -0.70%             3.01%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 6, 2001 COMPARED TO TWELVE WEEKS ENDED OCTOBER 7,
2000

SALES. For the twelve weeks ended October 6, 2001, sales were $385.6 million, or 4.5% higher than sales for the comparable period in the prior year, which were $369.1 million.

Flowers Bakeries' sales for the third quarter of fiscal 2001 were $246.4 million, an increase of 5.5% over sales of $233.6 million reported during the same period a year ago. Branded and private label products distributed through the company's direct store door delivery system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 80% of Flowers Bakeries' sales. These sales, driven by the company's "Natures Own" brand of soft variety breads, increased approximately 4.6% over the comparable period in the prior year. This increase is primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries' sales is primarily to foodservice customers. Foodservice sales increased approximately 6.2% over the comparable period in the prior year. This increase is primarily due to favorable pricing.

Mrs. Smith's Bakeries' sales for the third quarter of fiscal 2001, excluding intersegment sales of $13.5 million, were $139.2 million, an increase of 2.7% over sales of $135.5 million, excluding intersegment sales of $14.5 million, reported during the same period a year ago. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith's Bakeries' sales. These sales increased approximately 5.8% over the comparable period in the prior year. This increase is primarily due to increased pricing and volume as well as a favorable product mix shift. Sales to foodservice customers represent approximately 30% of Mrs. Smith's Bakeries' sales. Foodservice sales decreased approximately 4.8% over the comparable period in the prior year. This decrease is primarily due to a decrease in volume, due in part to the slow down in the economy. The balance of Mrs. Smith's Bakeries' sales is primarily to non-affiliated food companies under contract production arrangements. These sales increased approximately 4.1% over the comparable period in the prior year primarily due to volume increases.

GROSS MARGIN. Gross margin for the third quarter of fiscal 2001 was $180.1 million, or 16.3% higher than comparable quarterly gross margin reported a year ago of $154.9 million. As a percent of sales, gross margin was 46.7% for the third quarter of fiscal 2001, compared to 42.0% for the third quarter of fiscal 2000.

Flowers Bakeries' gross margin increased to 57.2% of sales for the third quarter of fiscal 2001, compared to 54.7% of sales for the comparable period in the prior year. Improved pricing and lower ingredient, packaging and lease costs were partially offset by higher labor and energy costs.

Mrs. Smith's Bakeries' gross margin increased to 28.8% of sales for the third quarter of fiscal 2001, compared to 21.4% of sales for the comparable period in the prior year. This increase is due to improved efficiencies as a result of the correction of production facility breakdowns that occurred during the fiscal year 1999 realignment.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. During the third quarter of fiscal 2001, selling, marketing and administrative expenses were $147.0 million, or 38.1% of sales, as compared to $137.4 million, or 37.2% of sales reported for the comparable quarter a year ago.

Flowers Bakeries' selling, marketing and administrative expenses were $113.5 million, or 46.0% of sales during the third quarter of fiscal 2001, as compared to $107.5 million, or 46.0% in the third quarter of fiscal 2000. The increase in absolute terms is a result of increases in labor costs and advertising.

Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $29.5 million, or 21.2% of sales during the third quarter of fiscal 2001, as compared to $27.3 million, or 20.1% of sales during the same period a year ago. This increase is a result of increased advertising and promotional expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $16.9 million for the third quarter of fiscal 2001, an increase of 5.6% over the corresponding period in the prior year, which was $16.0 million.

Flowers Bakeries' depreciation and amortization expense increased to $10.3 million in the third quarter of fiscal 2001 from $9.2 million in the same period last year. The increase is primarily attributable to the increased depreciation as a result of the purchase of assets which were accounted for as operating leases in the prior year.

Mrs. Smith's Bakeries' depreciation and amortization expense in the third quarter of fiscal 2001 was $6.5 million as compared to $6.7 million in the same period of last year. This slight decrease is primarily due to a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000. This decrease was partially offset by increases in depreciation resulting from capital expenditures.

INTEREST EXPENSE. For the third quarter of fiscal 2001, net interest expense was $4.8 million, a decrease of $11.8 million from the corresponding period in the prior year, which was $16.6 million. The decrease is due to a decrease in debt that resulted from the spin-off and merger transaction which occurred on March 26, 2001.

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND DISCONTINUED OPERATIONS. The income before income taxes, extraordinary gain and discontinued operations for the third quarter of fiscal 2001 was $11.4 million, an increase of $22.0 million from the $10.6 million loss reported in the third quarter of fiscal 2000. The increase is primarily due to increases in operating income at Flowers Bakeries and Mrs. Smith's Bakeries of $6.4 million and $9.0 million, respectively. Also contributing to the increase was a decrease in interest of $11.8 million. Partially offsetting these increases were decreases in insurance proceeds, non recurring charge credits and increases in other expenses of $3.1 million, $1.4 million and $.7 million, respectively.

DISCONTINUED OPERATIONS. As a result of the spin-off and merger transaction FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For financial reporting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. The company's share of Keebler's net income ($20.4 million) for the third quarter of fiscal 2000 is presented as discontinued operations.

FORTY WEEKS ENDED OCTOBER 6, 2001 COMPARED TO FORTY WEEKS ENDED OCTOBER 7, 2000

SALES. For the forty weeks ended October 6, 2001, sales were $1,221.8 million, or 4.2% higher than sales for the comparable period in the prior year, which were $1,172.7 million.

Flowers Bakeries' sales for the forty weeks ended October 6, 2001, were $818.5 million, an increase of 4.6% over sales of $782.3 million reported during the same period a year ago. Branded and private label products distributed through the company's direct store door delivery system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 80% of Flowers Bakeries' sales. These sales, driven by the company's "Natures Own" brand of soft variety breads, increased approximately 4.5% over the comparable period in the prior year. This increase is primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries' sales is primarily to foodservice customers. Foodservice sales increased approximately 5.0% over the comparable period in the prior year. This increase is primarily due to favorable pricing.

Mrs. Smith's Bakeries' sales for the forty weeks ended October 6, 2001, excluding intersegment sales of $48.8 million, were $403.3 million, an increase of 3.3% over sales of $390.5 million, excluding intersegment sales of $48.5 million, reported during the same period a year ago. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith's Bakeries' sales. These sales increased approximately 5.1% over the comparable period in the prior year. This increase is primarily due to favorable pricing and volume. Sales to foodservice customers represent approximately 30% of Mrs. Smith's Bakeries' sales. Foodservice sales decreased approximately 2.3% over the comparable period in the prior year. This decrease is primarily due to decreased volume due to economic conditions in the food service industry. The balance of Mrs. Smith's Bakeries' sales is primarily to non-affiliated food companies, under contract production arrangements. These sales increased approximately 7.3% over the comparable period in the prior year. This increase is primarily due to volume increases.

GROSS MARGIN. Gross margin for the forty weeks ended October 6, 2001 was $566.8 million or 11.2% higher than gross margin reported a year ago of $510.0 million. As a percent of sales, gross margin was 46.4% for the forty weeks ended October 6, 2001, compared to 43.5% for the same period a year ago.

Flowers Bakeries' gross margin increased to 56.4% of sales for the forty weeks ended October 6, 2001, compared to 54.7% of sales for the comparable period in the prior year. Improved pricing and lower ingredient and lease costs were partially offset by higher labor and energy costs.

Mrs. Smith's Bakeries' gross margin increased to 27.6% of sales for the forty weeks ended October 6, 2001, compared to 22.0% of sales for the comparable period in the prior year. This increase is due to improved efficiencies as a result of the correction of production facility breakdowns that occurred during the fiscal year 1999 realignment.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. During the forty weeks ended October 6, 2001, selling, marketing and administrative expenses were $478.7 million, or 39.2% of sales, as compared to $451.2 million or 38.5% of sales reported for the same period a year ago.

Flowers Bakeries' selling, marketing and administrative expenses were $371.4 million, or 45.4% of sales during the forty weeks ended October 6, 2001 as compared to $343.4 million, or 43.9% in the same period a year ago. The increase in absolute terms as well as a percent of sales was composed of increases in labor and fuel costs, and integration costs associated with the Memphis, Tennessee market expansion. Additionally, with the continued rollout of the enterprise-wide information system (SAP), Flowers Bakeries incurred increased implementation expenses in the first three quarters of fiscal 2001.

Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $93.3 million, or 23.1% of sales during the forty weeks ended October 6, 2001 as compared to $94.6 million, or 24.2% of sales during the same period a year ago. This decrease is a result of lower distribution expenses and lower trade promotional expenses. Trade promotional expenses decreased primarily as a result of higher costs incurred in the prior year period related to the introduction of Mrs. Smith's "Cookies and Cream" pies.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $54.8 million for the forty weeks ended October 6, 2001, an increase of 7.5% over the corresponding period in the prior year, which was $51.0 million.

Flowers Bakeries' depreciation and amortization expense increased to $33.2 million in the forty weeks ended October 6, 2001 from $28.9 million in the same period last year. The increase is primarily attributable to the depreciation of costs capitalized in prior years associated with information technology projects and increased depreciation as a result of the purchase of assets accounted for as operating leases in the prior year.

Mrs. Smith's Bakeries' depreciation and amortization expense in the forty weeks ended October 6, 2001 was $21.4 million as compared to $21.7 million in the same period of last year. This decrease is primarily due to a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000. Partially offsetting this decrease was an increase in depreciation resulting from capital expenditures.

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

NON-RECURRING CHARGE. During the second quarter of fiscal 2001, Flowers Bakeries recorded a non-recurring charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. The facility was closed in order to rationalize production efforts in this geographical area. The area continues to be served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $0.7 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan is substantially complete as of the end of third quarter of fiscal 2001.

During the first quarter of fiscal 2001, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded in the company's continuing operations in the first quarter of fiscal 2001.

INTEREST EXPENSE. For the forty weeks ended October 6, 2001, net interest expense was $28.0 million, a decrease of $24.1 million over the corresponding period in the prior year, which was $52.1 million. The decrease is due to a decrease in debt that resulted from the spin-off and merger transaction which occurred on March 26, 2001.

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND DISCONTINUED OPERATIONS. The loss before income taxes, extraordinary gain and discontinued operations for the forty weeks ended October 6, 2001 was $18.3 million, a decrease of $20.0 million from the $38.3 million loss reported in the same period a year ago. The decrease is primarily a result of a decrease in Mrs. Smith's Bakeries' operating loss of $27.0 million and a decrease in interest expense of $24.1 million. In addition, Flowers Bakeries' operating income and Mrs. Smith's Bakeries' insurance proceeds increased by $1.3 million and $2.7 million, respectively. Partially offsetting these positive items were increases in non-recurring charges of $32.6 million and an increase in non operating expenses related primarily to the accounting for the company's hedging program under FAS 133 of $2.5 million.

INCOME TAXES. The income tax benefit during the forty weeks ended October 6, 2001 was provided for at an estimated effective rate of 26%. The effective rate differs from the statutory rate due to nondeductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

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

DISCONTINUED OPERATIONS. As a result of the spin-off and merger transaction, FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For accounting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith's Bakeries with Keebler presented as a discontinued operation. FII's share of Keebler's net income from December 30, 2000 through March 26, 2001 was included in phase-out income from discontinued operations in fiscal 2000. The company's share of Keebler's net income ($60.9 million) for the forty weeks ended October 7, 2000 is presented as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash disbursed for operating activities for the forty weeks ended October 6, 2001 was $3.4 million. Inventory and accounts receivable increased $37.3 million and $14.9 million, respectively.

Net cash disbursed for investing activities for the forty weeks ended October 6, 2001 of $114.3 million included capital expenditures of $33.6 million. Capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries were $17.0 million and $16.6 million, respectively. In addition, $77.6 million was used to purchase notes receivable from its' independent distributors which had previously been owned by a financial institution and $6.4 million was used in an acquisition. Partially offsetting these items was a dividend of $5.2 million received from FII's 55% ownership of Keebler before the spinoff and merger transaction on March 26, 2001.

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

The new credit agreement includes certain restrictions, which among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2001 and 2002. No dividends can be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain requirements are met. Loans under the credit agreement are secured by substantially all assets of the company, excluding real property. As of October 6, 2001, the company was in compliance with all covenants.

At October 6, 2001, cash equivalents were $4.7 million. Consolidated long-term debt was $287.8 million and current maturities of long-term debt were $30.2 million at October 6, 2001. The company believes that given its current cash position and its cash flow from operating activities, it can meet presently foreseeable financial requirements.

NEW ACCOUNTING PRONOUNCEMENTS:

In January 2001, the Emerging Issues Task Force reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus became effective and was adopted by the company in the first quarter of fiscal 2001. The company previously recorded such sales incentives as selling, marketing and administrative expenses. Accordingly, such expenses of $13.0 million and $11.7 million for the third quarters of fiscal 2001 and fiscal 2000, respectively, were recorded as reductions to arrive at sales. Additionally, such expenses were $51.4 million and $56.9 million for fiscal years 2000 and 1999, respectively. This consensus does not affect net income.

In May 2000, the EITF reached consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. For the quarters ended October 6, 2001 and October 7, 2000, no coupon expenses were recorded. For the forty weeks ended October 6, 2001 and October 7, 2000, coupon expenses of $2.8 million and $1.6 million respectively, were recorded. Additionally, coupon expenses were $2.6 million and $2.2 million for fiscal years 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal year 2002. For the quarters ended October 6, 2001 and October 7, 2000, respectively, expenses covered by EITF 00-25 were $0 and $1.5 million. For the forty weeks ended October 6, 2001 and October 7, 2000, respectively, these expenses were $0 and $3.4 million. Additionally, these expenses were $3.4 million and $1.8 million for fiscal 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at sales. This issuance will not affect net income.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal year 2003. Management does not expect the adoption of this statement to have a material impact on the company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. This statement will be effective for the company on a prospective basis, beginning the first quarter of fiscal year 2002. Management does not expect the adoption of this statement to have a material impact on the company's financial position or results of operations.

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

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FLOWERS FOODS, INC.


                                       /s/ Amos R. McMullian
                                       ----------------------------------------
                                       By: Amos R. McMullian
                                       Chairman of the Board



                                       /s/ Jimmy M. Woodward
                                       ----------------------------------------
                                       By: Jimmy M. Woodward
                                       Vice President and
                                       Chief Financial Officer


                                       November 19, 2001
                                       ----------------------------------------
                                       Date