Form 10-K
period 2001-12-29
FLOWERS FOODS INC
filed 2002-03-29
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2582379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1919 Flowers Circle Thomasville, Georgia (Address of principal executive offices)	31757 (Zip Code)

Registrant’s telephone number, including area code:  (229) 226-9110

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 per share, together with Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Based on the closing sales price on the New York Stock Exchange on March 15, 2002, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $744,043,899.61.

      On March 15, 2002, the number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 29,797,513.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 28, 2002, have been incorporated by reference in Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

FORM 10-K REPORT

i

PART I

Item 1.     Business

Corporate Information

      Flowers Foods, Inc. was incorporated in Georgia in October, 2000 and, prior to March 26, 2001, was a wholly-owned subsidiary of Flowers Industries, Inc. (“FII”). On October 26, 2000, FII and Kellogg Company (“Kellogg”) entered into an agreement and plan of restructuring and merger pursuant to which a wholly-owned subsidiary of Kellogg merged with FII on March 26, 2001. As a condition to the merger, FII agreed to transfer its frozen and non-frozen bakery operations, and certain other corporate assets and liabilities, to Flowers Foods and distribute all of the outstanding shares of Flowers Foods common stock to FII shareholders on March 26, 2001.

      As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations which comprise Flowers Foods as of the date hereof.

The Company

      Flowers Foods is one of the largest producers and marketers of frozen and non-frozen bakery and dessert products in the United States. Flowers Foods consists of the following businesses:

•	Flowers Bakeries, LLC (“Flowers Bakeries”); and

•	Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”).

      Our core strategy is to be one of the nation’s leading producers and marketers of frozen and non-frozen bakery products available to customers through multiple channels of distribution. Our strategy focuses on responding to current market trends for our products and changing consumer preferences. To assist in accomplishing our core strategy, we have aggressively invested capital to modernize and expand our production and distribution capacity and efficiency and have expanded our nationally branded Mrs. Smith’s Bakeries business, which complements our traditional strengths.

      We have established a presence in all distribution channels where bakery and dessert products are sold, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

      Our Flowers Bakeries business focuses on the production and marketing of bakery products to customers in the super-regional 16 state area in and surrounding the southeastern United States. We have devoted significant resources to modernizing production facilities, improving our distribution capabilities and enhancing our information technology. Over the course of our history, we have acquired numerous local bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct store delivery (“DSD”) system. This system utilizes approximately 3,100 independent distributors who own the rights to sell our branded bakery products within their respective territories. Our strategy is to continue to enable these independent distributors to better serve new and existing customers, principally by using information technology to enhance the productivity and efficiency of our production facilities and our DSD system.

      Our Mrs. Smith’s Bakeries business produces and markets frozen desserts as well as bread, rolls, buns and snack cakes for sale to retail and foodservice customers. Retail frozen pie sales are heavily concentrated in the third and fourth fiscal quarters, which is attributable to the holiday season. In an effort to enhance sales outside of the holiday season, we focus on expanding non-seasonal sales in the frozen dessert product line and frozen breads and rolls by extending the well-recognized Mrs. Smith’s brand name to existing and related retail and foodservice products. Examples of significant product line extensions include Mrs. Smith’s Restaurant Classics and Mrs. Smith’s Cookies and Cream frozen pies in the retail channel, Grand Finales frozen pies in the foodservice channel and Mrs. Freshley’s fresh snack cakes in the vending channel.

      We have a leading presence in each of the major product categories in which we compete. Collectively, our Flowers Bakeries brands rank first in fresh packaged branded sales measured both in dollars and units in each of the 22 major metropolitan markets we serve. Our Mrs. Smith’s Bakeries business is one of the leading frozen dessert and frozen bread and roll producers and marketers in the United States, and our Mrs. Smith’s pies are the leading national brand of frozen pies sold at retail. Our major branded products include, among others, the following:

Flowers Bakeries	Mrs. Smith’s Bakeries
Flowers	Mrs. Smith’s
Nature’s Own	Mrs. Freshley’s
Cobblestone Mill	Oregon Farms
BlueBird	European Bakers
ButterKrust	Stilwell
Mary Jane	Our Special Touch
Evangeline Maid	Oronoque Orchard

Regional Franchised Brands:	Danish Kitchen
Sunbeam	Pour a Quiche
Roman Meal	Grand Finales
Bunny	Pet-Ritz

      We are committed to producing high quality products at the lowest cost in all of our operations, and we have made significant capital investments in recent years to modernize, automate and expand our production and distribution capabilities and enhance our information technology. Capital spending has been primarily directed toward expanding and modernizing existing production facilities and enhancing our technology. The most recent major production facility expenditure in our Flowers Bakeries business was the fiscal 2000 installation of a fully automated wrapping system for three production lines in a new 32,400 square foot facility in Goldsboro, North Carolina. Production capabilities at our Mrs. Smith’s Bakeries business were significantly realigned at an approximate cost of $173.3 million over the last three years. This realignment included the relocation and upgrading of 25 production lines at seven of our eight operating facilities, which offers us significantly more capacity at fewer locations. We believe these facilities will give us the ability to exploit many opportunities in the foodservice channel and continue our growth in the retail channel.

      In order to provide prompt and responsive service to customers, we tailor our distribution systems to the marketing and production aspects of our major product lines. Flowers Bakeries distributes its baked foods through its DSD system of approximately 3,100 independent distributors who, as owners of their territories, are motivated by financial incentives to maintain and build retail brand shelf space and to monitor product quality and assortment, which is essential in the marketing of short shelf life products such as fresh bread, rolls and buns. Mrs. Smith’s Bakeries distributes its frozen foods through two strategically-located frozen distribution facilities, as well as through additional commercial frozen warehouse space throughout the United States in order to accommodate demands in the retail channel for seasonal products and to provide staging to expedite distribution throughout the year. We also utilize a centralized distribution facility for Mrs. Smith’s Bakeries’ snack cake products.

Industry Overview

      The United States food industry is comprised of a number of distinct product lines and distribution channels for frozen and non-frozen bakery products and desserts. Consumer preferences for food purchases continue to move away from the traditional grocery store aisles to supermarket in-store deli/bakeries or to non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels. Non-supermarket channels of distribution are increasingly important throughout the food industry.

  Non-Frozen Bakery Products

      Retail sales of bakery products continue to experience modest growth, with expansion within the category occurring in a variety of premium and specialty breads. However, foodservice sales of bakery products continue to grow at a faster rate than retail sales as consumers who demand convenience increasingly are purchasing food products from non-retail distribution channels. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate, Sara Lee, Weston and Pepperidge Farm. There are also a number of smaller, regional companies. We believe that the larger companies enjoy several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

      Consolidation has been a significant trend in the baking industry over the last several years. It continues to be driven by factors such as capital constraints on smaller companies that limit their ability to avoid technological obsolescence, to increase productivity or to develop new products, generational changes at family-owned businesses, and the need to serve the consolidated retail customers and the foodservice channel. We believe that the consolidation trend in the baking, food retailing and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses and that extend our super-regional presence.

  Frozen Bakery Products

      Sales of frozen desserts, breads and rolls to foodservice institutions and other distribution channels, including restaurants and in-store bakeries, have grown at a rate faster than sales to retail channels. We are a preferred supplier of frozen dessert products to certain leading foodservice distributors in the United States. While retail sales of frozen desserts have experienced stable sales, Mrs. Smith’s remains the leading brand in the frozen pie category. Primary competitors in the frozen dessert market include Sara Lee, Pepperidge Farm, Edwards and Pillsbury. We believe the increase in foodservice sales of frozen desserts provides us with additional revenue opportunities.

Strategy

      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products available to customers through frozen and non-frozen channels of distribution. Our Flowers Bakeries and Mrs. Smith’s Bakeries businesses each develop strategies based on the production, distribution and marketing requirements of their particular food categories. We employ the following five overall strategies:

•	Strong Brand Recognition. We intend to capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to additional products and channels of distribution. Many of our brands, including Nature’s Own bread, Cobblestone Mill bread and Mrs. Smith’s retail frozen baked pies, are the top-selling brands in their categories.

•	Efficient Production and Distribution Facilities. We intend to maintain a continuing level of capital improvements that will permit us to fulfill our commitment to remaining among the most modern and efficient frozen and non-frozen bakery and dessert producers in the United States.

•	Customer Service-Oriented Distribution. We intend to expand and refine our distribution systems to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers. We have a DSD system of approximately 3,100 independent distributors for delivery of our Flowers Bakeries products. Our Mrs. Smith’s Bakeries business utilizes a network of strategically located storage and distribution facilities for our frozen bakery and dessert products and a centralized distribution facility for our snack cake products.

•	Broad Range of Products Sold Through Multiple Distribution Channels. We intend to continue to expand our product lines and distribution channels. Our product lines now include virtually every category of frozen and non-frozen bakery and dessert products. These products generally can be found in traditional supermarkets and in-store deli/bakeries, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

•	Strategic Acquisitions. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions. We intend to pursue growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories.

Products

      We produce fresh packaged bakery, frozen dessert and frozen bakery products.

     Flowers Bakeries

      We market our fresh packaged bakery products in the super-regional 16 state area in and surrounding the southeastern United States under numerous brand names, including Nature’s Own and Cobblestone Mill. We also market fresh bread under regional franchised brands such as Sunbeam, Roman Meal, Evangeline Maid and Bunny. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed solely in the super-regional 16 state area. Pastries, doughnuts, bakery snacks, cakes and english muffins are sold through our DSD system primarily under the BlueBird brand, as well as under the ButterKrust, Sunbeam and Holsum trademarks. Flowers Bakeries’ branded products account for approximately 70% of its sales.

      In addition to our branded products, we also produce and distribute fresh packaged bakery products under private labels for retailers such as Winn-Dixie and Kroger. While private label products carry lower margins than our branded products, we use our private label offerings to expand our total shelf space and to effectively utilize production and distribution capacity.

      We utilize our DSD system to supply bakery products to foodservice companies, including Burger King, Krystal, Hardees, Whataburger and Outback Steakhouse. In addition, we supply frozen bakery products to Wendy’s.

     Mrs. Smith’s Bakeries

      Mrs. Smith’s Bakeries’ frozen desserts are marketed throughout the United States. Our frozen pies were the number one retail frozen pie brand in the United States for 2001. Mrs. Smith’s Bakeries’ frozen desserts are sold at retail under the Mrs. Smith’s and Oronoque Orchard brand names. Frozen desserts in the foodservice channel are sold under the Grand Finales brand and under private labels for foodservice customers.

      We produce and distribute frozen bakery products such as bread, rolls and buns for sale to foodservice customers. We also produce pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand. In addition, we produce pastries, doughnuts and bakery snack products under the Mrs. Freshley’s brand for sale through the vending channel and under various private labels for sale through the retail channel.

Production and Distribution

      We design our production facilities and distribution systems to meet the marketing and production demands of our major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows us to establish reciprocal baking or product transfer arrangements among our bakeries, we seek to remain a low cost producer and marketer of a full line of frozen and non-frozen bakery and dessert products on a national and super-regional basis. In addition to the independent distributor system for our fresh baked products, we also use both owned and public warehouses and distribution centers in central locations for the distribution of certain of our Mrs. Smith’s Bakeries products.

     Flowers Bakeries

      We operate 25 fresh packaged bakery product facilities in ten states. We have invested $117.0 million over the past three years, primarily to upgrade existing product lines in nine of our facilities, as well as to enhance our information technology through the implementation of an enterprise-wide information system. During this period, we also installed a fully automated wrapping system for three production lines in our new 32,400 square foot distribution facility in Goldsboro, North Carolina. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.

      Distribution of fresh packaged bakery products involves determining appropriate order levels, delivering the product from the plant to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate, and removing stale goods. We utilize a network of approximately 3,100 independent distributors who own the rights to distribute our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, managed and serviced by the company.

      The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product, and the right mix of products, available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we have a software system that permits tracking of sales, product returns and profitability by selling location, plant, day and other bases. This provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing prompt operational adjustments when appropriate.

      We believe the independent distributor system is unique in the industry both as to its size, with approximately 3,100 distributors, and with respect to its geographic coverage. The system is designed to provide retail and foodservice customers with superior service because distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

     Mrs. Smith’s Bakeries

      We operate eight production facilities for our frozen desserts, frozen bakery products and packaged bakery products. We significantly realigned our production capabilities over the last three years, at a cost of approximately $173.3 million. This realignment included the relocation and upgrading of 25 production lines at seven of our eight operating facilities, which offers us significantly more capacity at fewer locations. We believe the production realignment will give us the ability to exploit many opportunities in the retail and foodservice channels.

      Our distribution facilities are strategically located near our production facilities to simplify distribution logistics. Our plant in Stilwell, Oklahoma was the focus of a $60.0 million capital spending project in 1999 to add production capacity and is our primary producer of frozen fruit and custard pies. This facility also serves as a principal point of distribution for our frozen desserts. Our Suwanee, Georgia facility is located on a major interstate corridor near four of our frozen dessert production facilities. This facility contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer and computer-controlled bar-coding and inventory control. The automation of this facility enables us to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. These features allow our Suwanee facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. Production capacity was added to this facility as part of the overall realignment project, enhancing operating efficiencies by having contiguous production and frozen storage and distribution.

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

      We distribute our packaged bakery products from a centralized distribution facility located near Knoxville, Tennessee. Centralized distribution allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses.

Customers

      Our top 10 customers in fiscal 2001 accounted for 41% of sales. During fiscal 2001, no sales to a single customer accounted for more than 10% of the company’s sales.

     Flowers Bakeries

      Our fresh baked foods have a highly diversified customer base, which includes grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for outlets such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

     Mrs. Smith’s Bakeries

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

      Our packaged bakery products under the Mrs. Freshley’s brand are sold primarily through vending outlets. We produce packaged bakery products for our own distribution under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with some of our competitors. Through co-packing, we have produced packaged bakery products for popular brands such as Weight Watchers, Stouffer, Lance, Pepperidge Farm and Little Debbie.

Marketing

      Our marketing and advertising campaigns are conducted through targeted television and radio advertising and printed media coupons. We also incorporate promotional tie-ins with other sponsors, on-package promotional offers and sweepstakes into our marketing efforts. Additionally, we focus our marketing and advertising campaigns on specific products throughout the year, such as buns for Memorial Day, Independence Day and Labor Day and pies during the Thanksgiving and Christmas holiday season.

Competition

     Flowers Bakeries

      The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries. Primary national competitors include Interstate, Sara Lee, Pepperidge Farm and Weston. We also face competition from private label brands. Competition is based on product availability, product quality, brand loyalty, price effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our customer relationships and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products, and sales channels, limit the effects of such competition. Recent consolidation in the industry has further enhanced the ability of the larger firms to compete with small regional bakeries. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

     Mrs. Smith’s Bakeries

      Mrs. Smith’s Bakeries, Sara Lee, Pepperidge Farm and Pillsbury lead the frozen dessert category. Other significant competitors in the frozen baked dessert category include Edwards and private label brands. Competitors for packaged bakery products produced by Mrs. Smith’s Bakeries include Interstate (Hostess) and McKee (Little Debbie). Competition for frozen desserts depends primarily on brand recognition and loyalty, perceived product quality, effective promotions and, to a lesser extent, price. For the frozen bakery and packaged bakery products manufactured by Mrs. Smith’s Bakeries, competition is based upon the ability to meet production and distribution demands of foodservice and vending customers at a competitive price.

Intellectual Property

      We own a number of trademarks and trade names, as well as certain patents and licenses. Such trademarks and trade names are considered to be important to our business since they have the effect of developing brand identification and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continued use of any of our trademarks, trade names, patents or licenses to any material extent.

Raw Materials

      Our primary baking ingredients are flour, sugar, shortening, fruits and dairy products. We also use paper products, such as corrugated cardboard, aluminum products, such as pie plates, and films and plastics to package our baked foods. In addition, we are dependent upon natural gas and propane as fuel for firing ovens as well as gasoline and diesel as fuel for distribution vehicles. On average, baking ingredients constitute approximately 10% to 15%, and packaging represents approximately 1% to 5% of the wholesale selling price of our baked foods. We maintain diversified sources for all of our baking ingredients and packaging products.

      Commodities, such as our baking ingredients, periodically experience price fluctuations and, for that reason, we continually monitor the market for these commodities. From time to time, we enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices.

Research and Development

      Although not material to our operations, we engage in research and development activities that principally involve developing new products, improving the quality of existing products and improving and modernizing production processes. We also develop and evaluate new processing techniques for both current and proposed product lines.

Regulation

      As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for quality, purity, and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

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

Employees

      We employ approximately 8,000 persons, approximately 530 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Executive Offices

      The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Executive Officers of Flowers Foods

      The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects all executive officers for one-year terms with the exception of the positions of President and Chief Operating Officer, Flowers Bakeries and President and Chief Operating Officer, Mrs. Smith’s Bakeries, which are appointed by the Chairman of the Board of Directors and Chief Executive Officer to serve until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

Amos R. McMullian Age, 64 Chairman of the Board and Chief Executive Officer	Mr. McMullian has been Chairman of the Board of Directors and Chief Executive Officer of Flowers Foods since November 2000. Mr. McMullian previously served as Chairman of the Board of Directors of Flowers Industries from 1985 to March 2001 and as its Chief Executive Officer from 1981 to March 2001. Mr. McMullian also previously served as a director of Keebler Foods Company from 1996 to March 2001.

Jimmy M. Woodward Age, 41 Vice President and Chief Financial Officer	Mr. Woodward has been Vice President and Chief Financial Officer of Flowers Foods since November 2000. Mr. Woodward previously served in that capacity at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time. Mr. Woodward previously served as a director of Keebler Foods Company from 1998 to March 2001.

George E. Deese Age, 56 President and Chief Operating Officer, Flowers Bakeries	Mr. Deese has been President and Chief Operating Officer of Flowers Bakeries since January 1997. He previously served as President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

William Strenglis Age, 47 President and Chief Operating Officer, Mrs. Smith’s Bakeries	Mr. Strenglis has been President and Chief Operating Officer of Mrs. Smith’s Bakeries since January 2002. Mr. Strenglis previously served as Executive Vice President of Mrs. Smith’s Bakeries from October 1999 to January 2002 and as Division Vice President from January 1999 to October 1999. Prior to that time Mr. Strenglis served in various executive positions at Mrs. Smith’s Bakeries primarily focusing on foodservice sales, marketing and logistics from 1991 to January 1999.

Stephen R. Avera Age, 45 Secretary and General Counsel	Mr. Avera has been Secretary and General Counsel of Flowers Foods since February 2002. Mr. Avera previously served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Marta Jones Turner Age, 48 Vice President of Communications and Investor Relations	Ms. Turner has been Vice President of Communications and Investor Relations of Flowers Foods since November 2000. Ms. Turner previously served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.

Forward Looking Statements

      Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These statements are subject to the safe harbor provisions of the Reform Act. Such forward-looking statements include, without limitation, statements about:

•	the competitiveness of the baking industry;

•	the future availability and prices of raw and packaging materials;

•	potential regulatory obligations;

•	our strategies; and

•	other statements that are not historical facts.

      When used in this discussion, the words “anticipate,” “believe,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	changes in general economic or business conditions (including in the baking industry);

•	actions of competitors;

•	our ability to retain or procure capital on terms acceptable to us;

•	our ability to recover material costs in the pricing of our products;

•	the extent to which we are able to develop new products and markets for our products;

•	the time required for such development;

•	the level of demand for such products; and

•	changes in our business strategies.

Financial Information about Segments

      Refer to Note 16 of Notes to Consolidated Financial Statements for financial information about Flowers Bakeries and Mrs. Smith’s Bakeries.

Item 2.     Properties

      Currently 32 of our production facilities are owned and one facility is leased. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama	Lafayette, Louisiana
Opelika, Alabama	New Orleans, Louisiana
Tuscaloosa, Alabama	Goldsboro, North Carolina
Ft. Smith, Arkansas	Jamestown, North Carolina
Pine Bluff, Arkansas	Morristown, Tennessee
Texarkana, Arkansas	El Paso, Texas
Bradenton, Florida	Houston, Texas
Jacksonville, Florida	San Antonio, Texas
Miami, Florida	Tyler, Texas
Atlanta, Georgia	Lynchburg, Virginia
Thomasville, Georgia	Norfolk, Virginia
Villa Rica, Georgia	Bluefield, West Virginia
Baton Rouge, Louisiana
Mrs. Smith’s Bakeries
Montgomery, Alabama	London, Kentucky
Atlanta, Georgia	Stilwell, Oklahoma
Suwanee, Georgia	Spartanburg, South Carolina
Tucker, Georgia	Crossville, Tennessee

Item 3.     Legal Proceedings

      On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million net of tax) to its results for the fiscal year ended December 29, 2001, as required by Generally Accepted Accounting Principles (“GAAP”). The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator’s award and intends to continue to vigorously contest it, including a request that the arbitrator reconsider the interim award.

      In addition to the arbitration described above, we are engaged in various legal proceedings that arise in the ordinary course of our business. We believe that the amount of the ultimate liability with respect to those proceedings will not be material to our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Shares of Flowers Foods common stock have been quoted on the New York Stock Exchange under the symbol “FLO” since March 28, 2001. The following table sets forth for the quarters indicated the high and low closing sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	Market Price
	FY 2001

Quarter	High	Low

First	$15.33	$12.97

Second	23.87	14.98

Third	27.83	20.83

Fourth	28.96	22.47

      On November 16, 2001, the Board of Directors declared a 3 for 2 stock split payable on January 2, 2002, which resulted in the issuance of 9.9 million shares of our common stock. All references to number of shares (other than the amounts of common stock shown as issued on the December 30, 2000 Consolidated Balance Sheet and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years ended December 30, 2000 and January 1, 2000) or per share amounts herein, unless otherwise noted, have been adjusted to reflect the 3 for 2 stock split on a retroactive basis.

      As of March 15, 2002, there were approximately 5,389 holders of record of our common stock.

Dividends

      We do not currently pay cash dividends on our shares of common stock. The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of our credit agreement we were restricted from paying dividends during fiscal 2001. For fiscal years commencing after 2001, the maximum amount of dividends paid on our common stock cannot exceed $5.0 million unless certain conditions are met.

Item 6.     Selected Financial Data

      The selected consolidated historical financial data presented below as of and for the fiscal years 2001, 2000, 1999, 1998, transition period 1998 and fiscal year 1997 have been derived from the consolidated financial statements of the company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with “Matters Affecting Analysis” included in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 52 Weeks Ended

	December 29, 2001	December 30, 2000	January 1, 2000	January 2, 1999

	(Amounts in thousands)

Statement of Income Data:

Net sales	$1,629,004	$1,568,934	$1,511,386	$1,486,980

Materials, supplies, labor and other production costs	888,824	900,198	883,882	795,084

Selling, marketing and administrative expenses	624,132	591,489	586,578	531,445

Depreciation and amortization	73,815	67,102	53,890	53,544

Unusual charges (credits)	43,898	17,704	(5,994)	64,461

Insurance proceeds	(7,473)	(17,193)	—	—

Interest expense	36,466	68,373	44,691	42,225

Interest income	(4,278)

Gain on sale of distributor notes	—	—	—	—

(Loss) income from continuing operations before income taxes, cumulative effect of changes in accounting principles and extraordinary items	(26,380)	(58,739)	(51,661)	221

Income taxes	(8,137)	(16,457)	(16,915)	1,429

(Loss) income from continuing operations before cumulative effect of changes in accounting principles and extraordinary items	(18,243)	(42,282)	(34,746)	(1,208)

Income from discontinued operations, less applicable taxes	—	87,809	42,040	46,238

Transaction costs less phase-out income, less applicable taxes	—	(40,482)	—	—

(Loss) income before cumulative effect of changes in accounting principles and gain on early extinguishment of debt	(18,243)	5,045	7,294	45,030

Gain on early extinguishment of debt, net of taxes	3,950	—	—	—

Cumulative effect of changes in accounting principles, net of tax benefit	—	—	—	(3,131)

Net (loss) income	$(14,293)	$5,045	$7,294	$41,899

Loss (income) from continuing operations per diluted common share	(.61)	(1.41)	(1.16)	(.04)

Cash dividends per common share	—	1.74	1.68	1.59

Balance Sheet Data:

Total assets(1)	$1,099,691	$1,562,646	$1,566,963	$1,382,877

Long-term debt(2)	$242,057	$247,847	$303,955	$215,233

Stockholders’ equity	$621,637	$502,460	$538,754	$572,961

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the	For the
	27 Weeks	52 Weeks
	Ended	Ended

	January 3, 1998	June 28, 1997

	(Amounts in thousands)

Statement of Income Data:

Net sales	$769,489	$1,412,942

Materials, supplies, labor and other production costs	418,926	787,799

Selling, marketing and administrative expenses	286,818	509,514

Depreciation and amortization	26,930	45,970

Unusual charges (credits)	—	—

Insurance proceeds	—	—

Interest expense	11,796	25,109

Interest income

Gain on sale of distributor notes	—	43,244

(Loss) income from continuing operations before income taxes, cumulative effect of changes in accounting principles and extraordinary items	25,019	87,794

Income taxes	9,632	33,191

(Loss) income from continuing operations before cumulative effect of changes in accounting principles and extraordinary items	15,387	54,603

Income from discontinued operations, less applicable taxes	18,061	7,721

Transaction costs less phase-out income, less applicable taxes	—	—

(Loss) income before cumulative effect of changes in accounting principles and gain on early extinguishment of debt	33,448	62,324

Gain on early extinguishment of debt, net of taxes	—	—

Cumulative effect of changes in accounting principles, net of tax benefit	(9,888)	—

Net (loss) income	$23,560	$62,324

Loss (income) from continuing operations per diluted common share	.58	2.06

Cash dividends per common share	.74	1.37

Balance Sheet Data:

Total assets(1)	$898,880	$898,187

Long-term debt(2)	$276,211	$275,247

Stockholders’ equity	$348,567	$340,012

(1)	Includes net assets of discontinued operations of $567.4 million, $496.7 million and $461.1 million at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.
(2)	Excludes amounts settled by others of $540.0 million , $486.0 million and $282.0 million at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion should be read in conjunction with “Selected Financial Data” included herein and the company’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements incorporated by reference or included elsewhere. The following information contains forward-looking statements which involve certain risks and uncertainties. See “Forward-Looking Statements.”

Overview

  General

      The company produces and markets fresh baked breads, rolls and snack foods and frozen baked breads and desserts. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using high-volume products to control overhead costs and maximize use of production capacity.

      The principal elements comprising the company’s production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the company’s products are flour, sugar, shortening, fruits and dairy products. The company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and plastic to package its products. The prices of these materials are subject to significant volatility. The company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

      The company’s selling, marketing and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the company’s cost structure, other than production costs, and are principally influenced by changes in sales volume.

      Depreciation and amortization expenses for the company are comprised of depreciation of property, plant and equipment and amortization of costs in excess of net tangible assets associated with acquisitions.

     Critical Accounting Policies and Estimates

      The company’s discussion and analysis of its financial condition and results of operations are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an on-going basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	revenue recognition;

•	allowance for doubtful accounts;

•	derivative instruments;

•	reserves for obsolescence and unmarketable inventory;

•	valuation of long-lived assets and goodwill; and

•	deferred tax asset valuation allowance.

      The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. If market conditions were to decline, the company may take actions to increase distributor discounts, possibly resulting in an incremental increase in selling, marketing and administrative expenses at the time the discount is offered.

      The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Our top ten customers in 2001 accounted for 41% of sales. During fiscal 2001, no sales to a single customer accounted for more than 10% of the company’s sales. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The company’s pricing of primary raw materials is highly correlated to the commodities markets. Commodities, such as our baking ingredients, periodically experience price fluctuations. From time to time, we enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. If actual market conditions are significantly different than those anticipated, raw material prices could increase significantly, adversely affecting the margins from the sale of our products.

      The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      The company records an impairment charge to long-lived assets and the related unamortized goodwill when, based on certain indicators of impairment, it believes a long-lived asset or the related unamortized goodwill has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying long-lived assets and the related unamortized goodwill could result in losses or an inability to recover the carrying value of the long-lived assets or related unamortized goodwill that may not be reflected in the asset’s or related unamortized goodwill’s current carrying value, thereby possibly requiring an impairment charge in the future.

      The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Matters Affecting Analysis

      On March 26, 2001, FII shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of Kellogg. In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. and Mrs. Smith’s Bakeries, Inc. and all

other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt and other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

      The result of the spin-off and merger transaction described above was the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the fiscal year ended December 30, 2000 under the captions “Net Assets of Discontinued Operations” and “Liabilities to be settled by others” in the Consolidated Balance Sheet as appropriate, and all income and expense activity (including amortization of Keebler goodwill and other intangible assets recorded at FII) of Keebler for the fiscal years ended December 30, 2000 and January 1, 2000 under the caption “Income from discontinued operations, less applicable taxes of $59,822 and $40,246 in the Consolidated Statement of Income. In addition, costs related to the transaction, less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001, is included under the caption “Transaction costs less phase-out income, less applicable taxes” in the Consolidated Statement of Income. For further information, see Note 3 of Notes to Consolidated Financial Statements.

      In accordance with the transaction described above, “Net Assets of Discontinued Operations” and “Liabilities to be settled by others” at March 26, 2001 of $567.4 million and $662.4 million, respectively, were relieved from the Consolidated Balance Sheet with a corresponding adjustment to capital in excess of par value.

      In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001, and $5.3 million was amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company’s continuing operations, with a corresponding credit to capital in excess of par value, as a result of payments being settled from the proceeds of the spin-off and merger transaction.

      On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the “debentures”) and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded an extraordinary gain of $5.0 million, net-of-tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million in debt issuance costs and $3.1 million in taxes.

      On March 26, 2001, the company entered into a credit agreement that provided for total borrowings of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. In December 2001, the company made a voluntary debt payment of $50.0 million which, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized financing costs resulting in an early extinguishment debt charge of $1.1 million, net of tax, which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss. Also on March 26, 2001, the company purchased the notes receivable (the “distributor notes”) from the independent distributors which had previously been owned by a third party financial institution and serviced by the company or a wholly-owned subsidiary of the company. The principal balance of the distributor notes at that date was $77.6 million.

The purchase of the debentures and the distributor notes were financed from the borrowings under the credit agreement discussed above.

      The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith’s Bakeries recovered net insurance proceeds of $17.2 million. During the first half of fiscal 2001, the company finalized these insurance claims and received additional net proceeds of $7.5 million.

     Information on Unusual Charges

      On March 25, 2002, in Trans American Brokerage, Inc vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001, as required by GAAP. The charge represents the company’s estimate of the total costs (including attorneys’ fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator’s award and intends to continue to vigorously contest it, including a request that the arbitrator reconsider the interim award.

      During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded an unusual charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to rationalize production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write-off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was substantially complete in February 2002.

      During the second quarter of fiscal 2001, Flowers Bakeries recorded an unusual charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to rationalize production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was substantially complete at the end of fiscal 2001.

      During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries recorded an asset impairment charge of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company’s decision to discontinue certain products under the Banquet product line and the decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines. This plan was substantially complete at the end of fiscal 2001.

      During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a direct result, Mrs. Smith’s Bakeries recorded a charge of $1.5 million, which consisted of $1.0 million of noncash asset impairments and $0.5 million of severance and other employee costs. This plan was substantially complete at the end of fiscal 2001.

      During fiscal 2000, Flowers Bakeries recorded a $1.2 million adjustment to the fiscal 1998 restructuring reserve. This adjustment was the result of Flowers Bakeries’ decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery was operational in the spring of fiscal 2001.

      The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52 Weeks Ended

	December 29, 2001	December 30, 2000	January 1, 2000

Sales	100.00%	100.00%	100.00%

Gross margin	45.44	42.62	41.52

Selling, marketing, and administrative expenses	38.31	37.70	38.81

Depreciation and amortization	4.53	4.28	3.57

Interest	1.98	4.36	2.96

(Loss) from continuing operations before taxes	(1.62)	(3.74)	(3.42)

Net (loss) income	(.88)	0.32	0.48

Fifty-Two Weeks Ended December 29, 2001 Compared to Fifty-Two Weeks Ended December 30, 2000

  Consolidated and Segment Results

      Sales. For the fiscal year ended December 29, 2001, sales were $1,629.0 million, or 3.8% higher than sales in the prior year, which were $1,568.9 million.

      Flowers Bakeries’ sales for fiscal year 2001, were $1,055.9 million, an increase of 3.9% over sales of $1,016.2 million reported for fiscal 2000. Branded and private label products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 82% of Flowers Bakeries’ sales. These sales, driven by the company’s Natures Own brand of soft variety breads, increased approximately 3.9% over fiscal 2000. This increase is primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries’ sales is primarily to foodservice customers. Foodservice sales increased approximately 4.3% over fiscal 2000. This increase is primarily due to favorable pricing.

      Mrs. Smith’s Bakeries’ sales for fiscal year 2001, excluding intersegment sales of $61.8 million, were $573.1 million, an increase of 3.7% over sales of $552.7 million, excluding intersegment sales of $62.4 million, reported during fiscal 2000. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith’s Bakeries’ sales. These sales increased approximately 5.8% over the prior year. This increase is primarily due to favorable pricing and volume. Sales to foodservice customers represent approximately 30% of Mrs. Smith’s Bakeries’ sales. Foodservice sales decreased approximately 1.5% over the prior year. This decrease is primarily attributable to decreased volume due to economic conditions in the foodservice industry. The balance of Mrs. Smith’s Bakeries’ sales is primarily to non-affiliated food companies under contract production arrangements. These sales increased approximately 6.1% over the prior year. This increase is primarily due to volume increases.

      Gross Margin (defined as net sales less materials, supplies, labor and other production costs). Gross margin for fiscal 2001 was $740.2 million, or 10.7% higher than gross margin reported a year ago of $668.7 million. As a percent of sales, gross margin was 45.4% for fiscal 2001, compared to 42.6% for fiscal 2000.

      Flowers Bakeries’ gross margin increased to 56.3% of sales for fiscal 2001, compared to 54.3% of sales for fiscal 2000. This increase can be attributed to improved pricing and lower packaging and ingredient costs as well as a more favorable product mix. Additionally, there were significant reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher labor and energy costs. The increase in labor costs can primarily be attributed to increases in insurance expenses.

      Mrs. Smith’s Bakeries’ gross margin increased to 26.4% of sales for fiscal 2001, compared to 22.5% of sales for fiscal 2000. This increase is attributable to lower ingredient costs due to improved scrap rates at our highly automated facilities and a reduction in labor costs due to the use of fewer temporary employees as a result of the correction of the mechanical problems at the Stilwell plant.

      Selling, Marketing and Administrative Expenses. During fiscal 2001, selling, marketing and administrative expenses were $624.1 million, or 38.3% of sales, as compared to $591.5 million, or 37.7% of sales reported for fiscal 2000.

      Flowers Bakeries’ selling, marketing and administrative expenses were $480.0 million, or 45.5% of sales during fiscal 2001 as compared to $450.3 million, or 44.3% during fiscal 2000. The increase in absolute terms as well as a percent of sales was comprised of increases in labor and distribution costs. These increases were partially offset by decreases in expenses as compared to the prior year associated with the rollout of an enterprise-wide information system, which is nearing completion.

      Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $125.8 million, or 21.9% of sales during fiscal 2001 as compared to $123.8 million, or 22.4% of sales during fiscal 2000. This decrease in percentage is a result of lower distribution expenses and lower trade promotional expenses. Trade promotional expenses decreased primarily as a result of higher costs incurred in the prior year related to the introduction of Mrs. Smith’s Cookies and Cream pies. Partially offsetting this decrease was an increase in advertising expense of $6.8 million in fiscal 2001 resulting from television promotions run during the fiscal 2001 pie season.

      Depreciation and Amortization. Depreciation and amortization expense was $73.8 million for fiscal 2001, an increase of 10.0% over the prior year, which was $67.1 million.

      Flowers Bakeries’ depreciation and amortization expense increased to $45.6 million in fiscal 2001 from $38.2 million in fiscal 2000. The increase is primarily attributable to the depreciation of costs capitalized in prior years associated with information technology projects and increased depreciation as a result of the purchase of assets that were leased in the prior year.

      Mrs. Smith’s Bakeries’ depreciation and amortization expense in fiscal 2001 was $28.1 million as compared to $28.4 million in fiscal 2000. The decrease in amortization was a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000. Partially offsetting this decrease was an increase in depreciation, primarily as a result of an increase in capital expenditures and the purchase of assets that were leased in the prior year.

      Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. Mrs. Smith’s Bakeries recovered net insurance proceeds of $7.5 million and $17.2 million in fiscal 2001 and 2000, respectively.

      Unusual Charges. On March 25, 2002, in Trans American Brokerage, Inc vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a distribution agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million net of tax) to its results for the fiscal year ended December 29, 2001, as required by GAAP. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator’s award and intends to continue to vigorously contest it, including a request that the arbitrator reconsider the interim award.

      During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded an unusual charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to rationalize production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was substantially complete in February 2002.

      During the second quarter of fiscal 2001, Flowers Bakeries recorded a unusual charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to rationalize production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was substantially complete at the end of fiscal 2001.

      During the first quarter of fiscal 2001, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, a charge of $28.0 million was recorded in the company’s continuing operations in the first quarter of fiscal 2001.

      Interest Expense. For fiscal 2001, net interest expense was $32.2 million, a decrease of $36.2 million from the prior year, which was $68.4 million. The decrease is due to a reduction in debt that resulted from the spin-off and merger transaction.

      (Loss) Before Income Taxes, Extraordinary Gain and Discontinued Operations. The loss before income taxes, extraordinary gain and discontinued operations for fiscal 2001 was $26.4 million, an improvement of $32.3 million from the $58.7 million loss reported in fiscal 2000.

      The improvement is primarily a result of significant improvements in the operating results of Mrs. Smith’s Bakeries of $25.7 million and a decrease in interest expense of $36.2 million as a result of the decrease in debt resulting from the spin-off and merger transaction. In addition, Flowers Bakeries’ operating income increased by $6.3 million as the result of improved pricing and decreased ingredient and packaging costs. Partially offsetting these positive items were increases in labor, distribution and advertising costs, increases in unusual charges of $26.2 million and a decrease in insurance proceeds of $9.7 million.

      Extraordinary Loss/Gain on the Early Extinguishment of Debt. During December 2001, the company made a $50.0 million voluntary debt payment which, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized loan costs resulting in an early extinguishment of debt charge, net of tax, of $1.1 million which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss.

      On March 26, 2001, the company completed a tender offer for the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million in debt issuance costs and $3.1 million in taxes.

      Discontinued Operations. As a result of the spin-off and merger transaction, FII, whose assets and liabilities then consisted of its holding of Keebler common stock and certain debt and other liabilities, was acquired by Kellogg on March 26, 2001. For accounting purposes, the company is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries with Keebler presented as a discontinued operation. FII’s share of Keebler’s net income from December 30, 2000 through March 26, 2001 was included in phase-out income from discontinued operations in fiscal 2000. The company’s share of Keebler’s net income ($47.3 million) for the fifty-two weeks ended December 30, 2000 is presented as discontinued operations.

      Income Taxes. The income tax benefit during fiscal 2001 was provided for at an estimated effective rate of 31%. The effective rate differs from the statutory rate due to non-deductible expenses, principally amortization of intangibles, including trademarks, trade names, other intangibles and goodwill.

Fifty-Two Weeks Ended December 30, 2000 Compared to Fifty-Two Weeks Ended January 1, 2000

     Consolidated and Segment Results

      Sales. For the fiscal year ended December 30, 2000, sales were $1,568.9 million, or 3.8%, higher than sales for the prior year of $1,511.4 million.

      Flowers Bakeries’ sales increased $54.5 million, or 5.7%, to $1,016.2 million in fiscal 2000 from $961.7 million in fiscal 1999. This increase was attributable to a 3.5% increase from acquisitions and a 2.2% increase from same bakery sales. Branded retail sales, which account for 65.1% of Flowers Bakeries’ total sales, increased $44.3 million. This increase is primarily attributable to price increases. Private label sales, which account for 15.7% of Flowers Bakeries’ sales, increased $9.2 million. This increase is primarily due to Flowers Bakeries’ acquisition of the Memphis, Tennessee bakery from the Kroger Company in fiscal 2000. Foodservice sales, which account for 19.0% of Flowers Bakeries’ sales, increased $3.0 million. This increase is primarily attributable to the acquisition of Home Baking Company in Birmingham, Alabama in fiscal 1999.

      Mrs. Smith’s Bakeries’ sales increased $3.0 million, or 0.5%, to $552.7 million in fiscal 2000 from $549.7 million in fiscal 1999. Branded and private label products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 60% of Mrs. Smith’s Bakeries’ sales. These sales decreased approximately 1.5% over the prior year. This decrease was primarily due to the implementation of a plan to reduce the number of non-strategic items produced. Sales to foodservice customers represent approximately 30% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 4.4% over the prior year. This increase is primarily due to favorable pricing trends and slight volume increases. The balance of Mrs. Smith’s Bakeries’ sales is primarily to non-affiliated food companies under contract production arrangements. These sales increased approximately 2.2% over the prior year. This increase is primarily due to volume increases.

      Gross Margin (defined as net sales less materials, supplies, labor and other production costs). Gross margin was 42.6% in fiscal 2000 as compared to 41.5% in fiscal 1999.

      Flowers Bakeries’ gross margin increased to 54.3% of sales in fiscal 2000 from 53.6% of sales in fiscal 1999. The increase is primarily the result of increased pricing as well as a decrease in ingredient costs that resulted from changes in product mix. These increases were partially offset by increased energy costs and inadequate bun capacity in the Northern region. This issue was resolved by the reopening of the Norfolk, Virginia bakery in the spring of 2001. In addition, the Texarkana and Pine Bluff bakeries were temporarily shut down due to severe weather in fiscal 2000, negatively affecting their margins.

      Mrs. Smith’s Bakeries’ gross margin improved to 22.5% in fiscal 2000 from 21.0% in fiscal 1999. This increase is attributable to lower ingredient costs due to improved scrap rates at our new, highly automated facilities and a reduction in labor costs due to the use of fewer temporary employees as a result of the correction of the mechanical problems at the Stilwell plant. This increase was partially offset by increased costs during the first half of fiscal 2000 associated with the continuing efforts to correct the mechanical breakdown which occurred during the production realignment in fiscal 1999.

      Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses in fiscal 2000 increased $4.9 million, or 0.8%, from fiscal 1999. These expenses decreased as a percent of sales to 37.7% in fiscal 2000 from 38.8% in fiscal 1999.

      Flowers Bakeries’ selling, marketing and administrative expenses increased to 44.3% of sales in fiscal 2000 from 43.2% of sales in fiscal 1999. Distribution costs increased for a second straight year due to higher fuel costs. Flowers Bakeries also incurred increased logistics costs associated with shipping product to the northern region to alleviate inadequate bun production. Administrative costs, including, training, travel, installation and consulting fees, increased as a result of the ongoing implementation and rollout of our enterprise-wide information system at seven plants in fiscal 2000. Additionally, Flowers Bakeries incurred start up costs related to the integration and expansion of the Memphis, Tennessee bakery it acquired from the Kroger Company in the first quarter of fiscal 2000.

      Mrs. Smith’s Bakeries’ selling, marketing and administrative costs decreased to 22.4% of sales in fiscal 2000 from 27.0% of sales in fiscal 1999. In fiscal 1999, Mrs. Smith’s Bakeries performed an extensive review of its business operations and recognized higher reserves due to customer deductions and promotional expenses. These costs were not incurred to the same extent in fiscal 2000. Distribution expenses also decreased as a result of the correction of production difficulties which forced us to underutilize our distribution carriers. Decreases in these expenses were partially offset by increased slotting fees related to the introduction of our Cookies and Cream products.

      Depreciation and Amortization Expense. Depreciation and amortization expense was $67.1 million for fiscal 2000, an increase of 24.5% over $53.9 million for fiscal 1999.

      Flowers Bakeries’ depreciation and amortization expense increased to $38.2 million in fiscal 2000 from $32.9 million in fiscal 1999. The increase is primarily attributable to a full year of depreciation from capital expenditures incurred in fiscal 1999 and the purchase of Kroger’s Memphis bakery in fiscal 2000.

      Mrs. Smith’s Bakeries’ depreciation and amortization expense increased to $28.4 million in fiscal 2000 from $20.1 million in fiscal 1999. The increase is primarily attributable to a full year of depreciation from capital expenditures incurred in the production realignment in fiscal 1999.

      Unusual Charges. During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries recorded an asset impairment of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company’s decision to discontinue certain products under the Banquet product line and the decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines. This plan was substantially complete at the end of fiscal 2001.

      During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a result, Mrs. Smith’s Bakeries recorded a charge of $1.5 million which consisted of $1.0 million of noncash asset impairments and $0.5 million of severance and other employee costs. This plan was substantially complete at the end of fiscal 2001.

      During fiscal 2000, Flowers Bakeries recorded a $1.2 million adjustment to the fiscal 1998 restructuring reserve. This adjustment was the result of Flowers Bakeries’ decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery was operational in the spring of 2001.

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

      Flowers Bakeries’ operating income decreased $4.1 million to $62.9 million in fiscal 2000 from $67.0 million in fiscal 1999. This decrease is primarily attributable to increased distribution costs as well as start up costs associated with the integration of the Memphis Bakery. These decreases were partially offset by increased margins attributable to favorable pricing and production efficiencies.

      Mrs. Smith’s Bakeries’ operating loss decreased by $25.3 million to $28.0 million in fiscal 2000 from $53.3 million in fiscal 1999. This improved performance is the result of a reduction in labor and ingredient costs and expenses incurred to correct the production realignment problems in fiscal 1999.

      Other operating losses decreased by $2.0 million and interest expense increased by $23.7 million. In addition, fiscal 2000 included insurance proceeds of $17.2 million which were not present in fiscal 1999, and unusual charges increased $23.7 million.

      Income from Discontinued Operations. Income from discontinued operations increased $45.8 million to $87.8 million in fiscal 2000 from $42.0 million in fiscal 1999. The increase is primarily due to an increase in sales and gross margins at Keebler as a result of the purchase of Austin Quality Foods on March 6, 2000, as well as a decrease in unusual charges of $67.3 million. A gain on the sale of the value brands business and the Sayreville facility also added to the increase. Offsetting those increases were higher marketing expenses associated with the roll out of the new Sesame Street line of products and higher distribution costs related to fuel price increases. Depreciation and amortization also increased as a result of capital spending and acquisitions. Income from discontinued operations also included transaction costs less phase-out income for the period from fiscal 2000 year-end through the merger and spin-off transaction which culminated on March 26, 2001.

      Income Taxes. The income tax benefit on the losses from continuing operations were provided at an effective rate of 28.0% in fiscal 2000 and 32.7% in fiscal 1999.

      Net Income. For fiscal 2000, net income was $5.0 million, a decrease of $2.3 million as compared to $7.3 million net income reported in fiscal 1999. Fiscal 2000 included an increase in the loss from continuing operations of $7.0 million. Fiscal 2000 also included a loss from transaction costs less phase-out income of $40.5 million which was not present in fiscal 1999. Partially offsetting these decreases was an increase in income from discontinued operations of $45.8 million.

Liquidity and Capital Resources

      Flowers Foods’ cash and cash equivalents increased to $12.3 million at December 29, 2001 from $11.8 million at December 30, 2000. The increase resulted primarily from $79.9 million and $53.1 million provided by operating activities and financing activities, respectively, offset in part by $132.6 million used in investing activities.

      Net cash of $79.9 million provided by operating activities consisted primarily of a $14.3 million net loss adjusted for certain non-cash items of $82.4 million and working capital and other activities of $11.8 million. Net cash provided from working capital and other activities resulted from decreases in accounts receivable and other assets of $13.0 million and $13.9 million, respectively. Operating net cash flows were negatively affected by a decrease in accounts payable and other accrued liabilities of $6.9 million.

      Net cash disbursed for investing activities for fiscal 2001 of $132.6 million included capital expenditures of $49.5 million. Capital expenditures at Flowers Bakeries and Mrs. Smith’s Bakeries were $24.8 million and $24.7 million, respectively. In addition, $77.6 million was used to repurchase the distributor notes, which had previously been owned by a third-party financial institution. Additionally, $6.5 million was used for acquisitions. Partially offsetting these items was a dividend of $5.2 million received from FII’s ownership in Keebler before the spin-off and merger transaction on March 26, 2001.

      Net cash provided by financing activities of $53.1 million consisted primarily of $251.0 million of proceeds from a new credit agreement and $73.1 million of proceeds related to changes in debt and other liabilities in connection with the spin-off and merger transaction. These items were partially offset by the company’s tender offer and repurchase of the debentures for $193.8 and $67.6 million of debt repayments.

      The repurchases of the debentures and distributor notes were financed primarily from the proceeds of a new credit agreement entered into on March 26, 2001. The credit agreement provides for total borrowings of up to $380.0 million consisting of Term Loan A of $100.0 million and Term Loan B of $150.0 million and a revolving loan facility of $130.0 million.

      The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Annual capital expenditures are restricted between $50.0 million and $57.5 million during the periods beginning in fiscal 2001 and ending with fiscal 2005. No dividends were paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. As of December 29, 2001, the company was in compliance with all covenants and believes that, given its current cash position, its cash flow from operating activities, and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements.

      Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 2.5% – 0.5% for Term Loan A and the revolving loan facility and 2.75% – 1.75% for Term Loan B. In addition, a commitment fee of 0.5% – 0.375% is due quarterly on all commitments not utilized under the credit agreement. At December 29, 2001, the interest rates for Term Loan A and Term Loan B were 4.25% and 4.75%, respectively. At December 29, 2001, the outstanding balances of Term Loan A and Term Loan B were $42.0 million and $147.3 million, respectively. No amounts were outstanding under the revolving loan facility.

      From March 26, 2001 to December 29, 2001, the company made contractually determined debt payments of $10.8 million on its term loans. In addition, during that period the company made a voluntary debt prepayment of $50.0 million. These payments resulted in a permanent debt reduction of $58.0 million in Term Loan A and $2.8 million in Term Loan B. As a result of the voluntary payment, the unamortized financing costs associated with this portion of the debt were written off. Accordingly, in the fourth quarter of fiscal 2001, the company recorded an extraordinary loss of approximately $1.1 million, net of tax, related to the early extinguishment of this debt. As discussed above, on March 26, 2001, the company completed a tender offer for the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of $5.0 million, net of tax, related to the early extinguishment of these debentures in the first quarter of fiscal 2001.

      The company directly offers long-term financing to its independent distributors for the purchase of their territories, and substantially all of the independent distributors use this financing. Prior to March 26, 2001, purchases of these territories were financed by a third-party financial institution that had purchased the distributor notes from the company. In the future, the company may pursue similar arrangements with third-party financing sources. The distributor notes carry maximum terms of ten years, and the distributor is required to pay interest monthly on the outstanding balance. Under the terms of the purchase agreement for the territory, the independent distributor has the right to require the company to repurchase the territory at the original price in the six-month period following the sale. Should the distributor wish to sell the territory after the six-month period has expired, the company has a right of first refusal. Furthermore, in the event the company decides to exit a territory, it is obligated to repurchase the territory from the independent distributor for the greater of the original purchase price or a multiple of average weekly branded sales calculated over the six-month period prior to the repurchase. In the event the independent distributor exercises its put right or the company exercises its right of first refusal, the company, through its employees, operates the territory until it can be resold. The company has not incurred, and does not expect to incur, material charges related to these arrangements in the future because historically the company has been able to resell the repurchased territories within a reasonable period. At December 29, 2001, the company held $80.9 million outstanding in distributor notes and approximately $15.0 million in assets held for sale as a result of territories repurchased and routes acquired that had not been resold.

      Certain of the independent distributors lease their trucks through third-party finance companies. In certain instances, the company has guaranteed repayment of such leases. At December 29, 2001, the company was guarantor for $6.8 million in independent distributor truck leases. No liability is recorded in the Consolidated Financial Statements with respect to such guarantees. Historically, the company has not made any payments on such leases as a result of a default by the independent distributor, and the company does not expect to incur material charges related to these arrangements in the future. When an independent distributor terminates its relationship with the company, the company operates that territory as a company-owned territory utilizing the truck associated with that territory until the territory is resold. To accomplish this, the company generally assumes the payments under the truck lease. Once a new independent distributor is identified, the existing truck lease, along with the related payment obligations, is assumed by the new independent distributor. At December 29, 2001, the company was operating 429 such territories. Assuming the company does not resell the territories to new independent distributors, at December 29, 2001, the maximum obligation associated with these trucks was approximately $13.7 million. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

      At December 29, 2001 and December 30, 2000, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

      The following table summarizes the company’s contractual obligations at December 29, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (amounts in thousands):

	Payments Due by Fiscal Year

					2006 and
	2002	2003	2004	2005	thereafter

Contractual Obligations:

Long-term debt	$10,354	$20,347	$20,339	$57,752	$88,524

Capital leases	5,294	5,292	4,563	4,284	40,956

Non-cancelable operating lease obligations(1)	17,632	14,912	13,223	12,025	33,500

Purchase commitments	48,181	11,681	—	—	—

Total contractual cash obligations	$81,461	$52,232	$38,125	$74,061	$162,980

(1)	Does not include approximately $9.0 million — $13.0 million of lease payments expected to be incurred in fiscal year 2002 related to distributor vehicles and other short-term or cancelable operating leases.

New Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). This issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For noncash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.8 million, $2.6 million and $2.2 million for fiscal 2001, 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

      In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services” (“EITF 00-25”). This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal 2002. These expenses were $0.0 million, $3.4 million and $1.8 million for fiscal 2001, 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at net sales. This issuance will not affect net income.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 141, which replaces Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142, which replaces, APB Opinion No. 17, “Intangible Assets”, requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down when appropriate under the criteria of SFAS 142.

      The company will adopt the provisions of SFAS 142 in the first quarter of fiscal 2002. The company is in the process of determining its reporting units, as defined by SFAS 142, and what amounts of assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the company expects that it will no longer record $4.7 million of amortization expense per fiscal year relating to its existing goodwill and indefinite-lived intangibles.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the company has six months from the date of adoption to complete the first step. The company expects to complete this first step of the goodwill impairment test within the required timeframe. The second step of the impairment test measures the amount of the impairment loss (measured as of the beginning of the year), if any, and must be completed by the end of the company’s 2002 fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value of the asset to the carrying amount of the asset as of the date of adoption (the beginning of the fiscal year). Pursuant to the requirements of SFAS 142, this process will be completed during the first quarter of fiscal 2002. Any impairment loss resulting from the goodwill or indefinite-lived intangible asset impairment tests will be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. The company has not yet determined what effect these impairment tests will have on the company’s results of operations and financial position.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. This statement will be effective for the company on a prospective basis, beginning the first quarter of fiscal 2002. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, the company is exposed to commodity price risks and interest rate risks, primarily related to the purchase of raw materials and packaging supplies and changes in interest rates. The company manages its exposure to these risks through the use of various financial instruments, none of which are entered into for trading or speculative purposes. The company has established policies and procedures governing the use of financial instruments, specifically as it relates to the type and volume of financial instruments entered into. Financial instruments can only be used to hedge an economic exposure, and speculation is prohibited. The company’s accounting policy related to financial instruments is further described in Note 5 of Notes to Consolidated Financial Statements.

Commodity Price Risk

      The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At December 29, 2001, the fair market value of the company’s commodity derivative portfolio was $(2.9) million. Of this fair value, $(0.1) million is based on quoted market prices and $(2.8) million is based on models and other valuation methods. Additionally, of this fair value, $(2.2) million, $(0.8) million and $.1 million, relate to instruments that will be utilized in fiscal 2002, 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of December 29, 2001, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $(3.5) million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

Interest Rate Risk

      The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At December 29, 2001, the fair market value of the company’s interest rate swap was $(5.8) million. The fair value of the swap is based on a valuation model using quoted market prices. The swap agreement expires in December 2003. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a ten percent increase in market price, the fair value of the company’s interest rate swap agreement at December 29, 2001, with a notional amount of $150.0 million, would increase by $1.0 million, while the impact of a ten percent decrease in market price would reduce the fair value by $1.0 million.

      Based on the company’s floating rate debt at December 29, 2001, including the effect of the interest rate swap agreement, assuming a ten percent increase in interest rates, the company’s interest expense would increase by $0.2 million, while the impact of a ten percent decrease in interest rates would reduce interest expense by $0.2 million.

Item 8.     Financial Statements and Supplementary Data

      Refer to the Index to Financial Statements and the Financial Statement Schedule for the required information.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2002 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2002. The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the company’s definitive proxy statement for the 2002 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management of Flowers Foods

      The information required by this item is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Security Ownership of Management” in the company’s definitive proxy statement for the 2002 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Transactions with Management and Others” in the company’s definitive proxy statement for the 2002 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) List of documents filed as part of this report.

      1. Financial Statements of the Registrant

Report of Independent Accountants

Consolidated Statement of Income for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000.

Consolidated Balance Sheet at December 29, 2001 and December 30, 2000.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000.

Consolidated Statement of Cash Flows for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000.

Notes to Consolidated Financial Statements

      2. Financial Statement Schedule of the Registrant

Schedule II — Valuation and Qualifying Accounts — for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.

      3. Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No.			Name of Exhibit

2.1		—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2		—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1		—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.2		—	Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.1		—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2		—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.1		—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.2		—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.3		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.4		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.5		—	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.6		—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
*10.7		—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell.
*10.8		—	Flowers Foods, Inc. Stock Appreciation Rights Plan.
*10.9		—	Flowers Foods, Inc. Annual Executive Bonus Plan.
*10.1	0	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan.
*21		—	Subsidiaries of Flowers Foods, Inc.

   * Filed herewith

(b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2002.

FLOWERS FOODS, INC.

/s/ AMOS R. MCMULLIAN

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

Signature	Title	Date

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Chairman of the Board and Chief Executive Officer	March 27, 2002

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Vice President, Chief Financial Officer and Chief Accounting Officer	March 27, 2002
/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 27, 2002
/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 27, 2002
/s/ ROBERT P. CROZER Robert P. Crozer	Director	March 27, 2002
/s/ LANGDON S. FLOWERS Langdon S. Flowers	Director	March 27, 2002
/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 27, 2002
/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 27, 2002
/s/ JACKIE M. WARD Jackie M. Ward	Director	March 27, 2002
/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 27, 2002

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	F-2

Consolidated Statement of Income for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000	F-3

Consolidated Balance Sheet at December 29, 2001 and December 30, 2000	F-4

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000	F-5

Consolidated Statement of Cash Flows for the fifty-two weeks ended December 29, 2001, December 30, 2000 and January 1, 2000	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders of Flowers Foods, Inc.:

      In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 5 of the Consolidated Financial Statements, on December 31, 2000, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

January 31, 2002, except for Note 10 and Note 15,
which are as of March 27, 2002

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the 52 Weeks Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(Amounts in thousands, except per share data)

Net sales	$1,629,004	$1,568,934	$1,511,386

Materials, supplies, labor and other production costs	888,824	900,198	883,882

Selling, marketing and administrative expenses	624,132	591,489	586,578

Depreciation and amortization	73,815	67,102	53,890

Insurance proceeds	(7,473)	(17,193)	—

Unusual charges (credits)	43,898	17,704	(5,994)

Income (loss) from operations	5,808	9,634	(6,970)

Interest income	(4,278)	—	—

Interest expense	36,466	68,373	44,691

(Loss) from continuing operations before income taxes and net gain on early extinguishment of debt	(26,380)	(58,739)	(51,661)

Income tax benefit	(8,137)	(16,457)	(16,915)

(Loss) from continuing operations before net gain on early extinguishment of debt	(18,243)	(42,282)	(34,746)

Discontinued operations:

Income from discontinued operations, less applicable taxes of $59,822 and $40,246	—	87,809	42,040

Transaction costs less phase-out income, less applicable taxes	—	(40,482)	—

(Loss) income before extraordinary net gain on early extinguishment of debt	(18,243)	5,045	7,294

Net gain on early extinguishment of debt, net of tax of $2,472	3,950	—	—

Net (loss) income	$(14,293)	$5,045	$7,294

Net (Loss) Income Per Common Share:

Basic:

(Loss) from continuing operations before net gain on extraordinary extinguishment of debt	$(0.61)	$(1.41)	$(1.16)

Discontinued operations	—	1.58	1.40

Extraordinary net gain on early extinguishment of debt, net of taxes	0.13	—	—

Net (loss) income per share	$(0.48)	$0.17	$0.24

Weighted average shares outstanding	29,798	30,036	30,033

Diluted:

(Loss) from continuing operations before net gain on extraordinary extinguishment of debt	$(0.61)	$(1.41)	$(1.16)

Discontinued operations	—	1.58	1.40

Extraordinary net gain on early extinguishment of debt, net of taxes	0.13	—	—

Net (loss) income per share	$(0.48)	$0.17	$0.24

Weighted average shares outstanding	29,798	30,036	30,033

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 29, 2001	December 30, 2000

	(Amounts in thousands, except share data)
ASSETS

Current Assets:

Cash and cash equivalents	$12,280	$11,845

Accounts and notes receivable, net	104,104	113,099

Inventories, net:

Raw materials	18,593	26,643

Packaging materials	13,942	12,048

Finished goods	56,466	50,254

	89,001	88,945

Spare parts and supplies	20,981	20,255

Assets held for sale	18,025	19,077

Other	8,149	14,079

	252,540	267,300

Property, Plant and Equipment:

Land	33,324	33,386

Buildings	267,184	264,889

Machinery and equipment	656,727	567,682

Furniture, fixtures and transportation equipment	67,797	64,596

Construction in progress	8,570	1,081

	1,033,602	931,634

Less: accumulated depreciation	(423,170)	(362,160)

	610,432	569,474

Deferred Taxes	16,084	15,207

Other Assets	22,015	13,754

Notes Receivable	72,940	—

Net Assets of Discontinued Operations	—	567,449

Cost in Excess of Net Tangible Assets:

Cost in excess of net tangible assets	174,913	170,344

Less: accumulated amortization	(49,233)	(40,882)

	125,680	129,462

	$1,099,691	$1,562,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of long-term debt	$15,648	$7,515

Accounts payable	83,980	100,775

Facility closing costs and severance	4,830	5,465

Other accrued liabilities	81,756	68,612

	186,214	182,367

Long-Term Debt and Capital Leases	242,057	247,847

Other Liabilities:

Postretirement/postemployment obligations	25,466	22,331

Facility closing costs and severance	11,571	13,891

Liabilities to be settled by others	—	584,198

Other	12,746	9,552

	49,783	629,972

Commitments and Contingencies

Stockholders’ Equity:

Preferred Stock — $100 par value, authorized 100,000 shares and none issued

Preferred Stock — $.01 par value, authorized 900,000 shares and none issued

Common stock — $.01 par value, 100,000,000 authorized shares, 29,797,513 and 19,865,964 issued shares	298	199

Capital in excess of par value	476,401	351,506

Retained earnings	149,842	164,135

Accumulated other comprehensive loss	(4,904)	—

Stock compensation related adjustments	—	(13,380)

	621,637	502,460

	$1,099,691	$1,562,646

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock
					Accumulated
			Capital		Other
	Number of		in Excess		Comprehensive
	Shares	Par	of Par	Retained	Income
	Issued	Value	Value	Earnings	(loss)

	(Amounts in thousands, except share data)

Balances at January 2, 1999	100,202,414	$62,627	$274,255	$262,531	$0

Net income for the year				7,294

Adjustment for Keebler stock transactions			2,907

Exercise of employee stock options			(750)

Exercise of Equity Incentive Award			1,043

Exercise of Restricted Stock Award			1,917

Purchase of treasury stock

Stock issued into escrow in connection with Restricted Stock Award	673,800	420	12,376

Restricted Stock Award reversions	(12,366)	(7)	(371)

Amortization of Restricted Stock Award and Equity Incentive Award

Dividends paid — $.515 per common share				(50,546)

Balances at January 1, 2000	100,863,848	$63,040	$291,377	$219,279	$0

Net income for the year				5,045

Adjustment for Keebler stock transactions			3,752

Exercise of employee stock options			(1,658)

Exercise and expiration of Restricted Stock Award	(325,541)	(204)	(3,652)

Purchase of treasury stock

Stock issued into escrow in connection with Restricted Stock Award	22,500	14	255

Restricted Stock Award reversions	(36,595)	(22)	(1,022)

Amortization of Restricted Stock Award and Equity Incentive Award			102

Dividends paid — $.530 per common share				(52,372)

Adjustment for merger and spin-off transaction including 1 for 5 reverse stock split	(80,658,248)	(62,629)	62,352	(7,817)

Balances at December 30, 2000	19,865,964	$199	$351,506	$164,135	$0

Net assets of discontinued operations			(567,449)

Net liabilities to be settled by others			662,368

Separation and other contractual payments			27,952

Stock compensation transactions			2,152

Adjustment for 3 for 2 stock split	9,931,549	99	(128)

Derivative instruments					(4,904)

Net loss for the year				(14,293)

Comprehensive loss

Balances at December 29, 2001	29,797,513	$298	$476,401	$149,842	$(4,904)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock
			Stock
	Number of		Compensation
	Shares	Cost	Adjustments	Total

	(Amounts in thousands, except share data)

Balances at January 2, 1999	(381,366)	$(6,762)	$(19,690)	$572,961

Net income for the year				7,294

Adjustment for Keebler stock transactions				2,907

Exercise of employee stock options	78,044	1,494		744

Exercise of Equity Incentive Award	(91,547)	(2,161)	1,025	(93)

Exercise of Restricted Stock Award	(121,078)	(2,497)	1,666	1,086

Purchase of treasury stock	(15,053)	(335)		(335)

Stock issued into escrow in connection with Restricted Stock Award			(12,796)	0

Restricted Stock Award reversions	(36,160)	(333)	450	(261)

Amortization of Restricted Stock Award and Equity Incentive Award			4,997	4,997

Dividends paid — $.515 per common share				(50,546)

Balances at January 1, 2000	(567,160)	$(10,594)	$(24,348)	$538,754

Net income for the year				5,045

Adjustment for Keebler stock transactions				3,752

Exercise of employee stock options	188,709	3,488		1,830

Exercise and expiration of Restricted Stock Award	(33,685)	(659)	7,446	2,931

Purchase of treasury stock	(2,810)	(41)		(41)

Stock issued into escrow in connection with Restricted Stock Award			(270)	(1)

Restricted Stock Award reversions	(28,945)	(288)	940	(392)

Amortization of Restricted Stock Award and Equity Incentive Award			2,852	2,954

Dividends paid — $.530 per common share				(52,372)

Adjustment for merger and spin-off transaction including 1 for 5 reverse stock split	443,891	8,094		0

Balances at December 30, 2000	0	$0	$(13,380)	$502,460

Net assets of discontinued operations				(567,449)

Net liabilities to be settled by others				662,368

Separation and other contractual payments			13,380	41,332

Stock compensation transactions				2,152

Adjustment for 3 for 2 stock split				(29)

Derivative instruments				(4,904)

Net loss for the year				(14,293)

Comprehensive loss				(19,197)

Balances at December 29, 2001	0	$0	$0	$621,637

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the 52 Weeks Ended

	December 29, 2001	December 30, 2000	January 1, 2000

	(Amounts in thousands)

Cash flows provided by operating activities:

Net (loss) income	$(14,293)	$5,045	$7,294

Adjustments to reconcile net income to net cash provided by operating activities:

Extraordinary gain, net of taxes	(3,950)	—	—

Income from discontinued operations, net of taxes	—	(47,327)	(42,040)

Depreciation and amortization	73,815	67,102	53,890

Non-cash portion of unusual charges (credits)	5,923	17,704	(5,994)

Deferred income taxes	(7,496)	(19,328)	(7,724)

Income tax benefit related to stock options exercised	—	2,634	3,273

(Gain) loss on sale of property, plant and equipment	(217)	(569)	408

Provision for inventory obsolescence	3,709	2,558	6,312

Allowances for accounts receivable, net	3,910	3,353	10,230

Non cash effect of derivative instruments	6,665	2,808	3,657

Changes in assets and liabilities, net of acquisitions:

Accounts receivable, net	13,037	4,435	(13,055)

Inventories, net	(3,764)	12,076	20,402

Other assets	13,875	22,465	(19,554)

Accounts payable and other accrued liabilities	(6,938)	1,400	43,516

Facility closing costs and severance	(4,353)	(4,316)	(14,748)

Net cash provided by operating activities	79,923	70,040	45,867

Cash flows from investing activities:

Purchase of property, plant and equipment	(49,514)	(39,925)	(213,328)

(Purchase of) proceeds from notes receivable, net	(80,892)	—	—

Acquisition of businesses, net of cash acquired	(6,506)	(22,070)	(10,772)

Proceeds from property sales	558	17,983	285

Dividends received	5,197	20,788	—

Other	(1,451)	(1,389)	(493)

Net cash disbursed for investing activities	(132,608)	(24,613)	(224,308)

Cash flows from financing activities:

Dividends paid	—	(52,372)	(50,546)

Treasury stock purchases	—	(41)	(338)

Stock awards exercised	337	4,567	2,147

Proceeds from new credit agreement	251,000	—	—

Payment for debentures	(193,776)	—	—

Payment of financing fees	(9,978)	—	—

Decrease in commercial paper	—	—	(74,870)

Other debt and capital lease obligation (payments)/proceeds	(67,562)	(4,401)	289,686

Other net changes in debt and other liabilities in connection with the spin-off	73,099	—	—

Net cash provided by (disbursed for) financing activities	53,120	(52,247)	166,079

Net increase (decrease) in cash and cash equivalents	435	(6,820)	(12,362)

Cash and cash equivalents at beginning of period	11,845	18,665	31,027

Cash and cash equivalents at end of period	$12,280	$11,845	$18,665

Schedule of non cash investing and financing activities:

Stock compensation transactions	$—	$2,972	$4,658

Capital lease obligations	$59,665	$—	$47,406

Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:

Interest, net of amounts capitalized	$43,233	$65,182	$52,011

Income taxes	$870	$(14,772)	$(11,319)

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      On March 26, 2001, Flowers Industries, Inc. (“FII”) shareholders approved a transaction that resulted in the spin-off of the company and the merger of FII with a wholly-owned subsidiary of Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. (“Flowers Bakeries”) and Mrs. Smith’s Bakeries, Inc. (“Mrs. Smith’s Bakeries”) and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt and other liabilities and transaction costs) to a new corporation, Flowers Foods, Inc. (“Flowers Foods”). FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

      The result of the spin-off and merger transaction described above was the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries with Keebler presented as a discontinued operation. As such, the company classified all balance sheet information relating to the spin-off and merger transaction for the fiscal year ended December 30, 2000 under the captions “Net Assets of Discontinued Operations” and “Liabilities to be settled by others” in the Consolidated Balance Sheet as appropriate, and all income and expense activity (including amortization of Keebler goodwill and other intangible assets recorded at FII) of Keebler for the fiscal years ended December 30, 2000 and January 1, 2000 under the caption “Income from discontinued operations, less applicable taxes of $59,822 and $40,246” in the Consolidated Statement of Income. In addition, costs related to the transactions, less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001, is included under the caption “Transaction costs less phase-out income, less applicable taxes” in the Consolidated Statement of Income. For further information, see Note 3 of Notes to Consolidated Financial Statements.

Note 2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Fiscal Year End

      The company’s fiscal year end is the Saturday nearest December 31.

Reclassifications

      Certain reclassifications of prior year information were made to conform with the current presentation.

Revenue Recognition

      The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

records such amounts as selling, marketing and administrative expenses. During fiscal 2000 and 2001, no sales to a single customer accounted for more than 10% of the company’s sales. During fiscal 1999, sales to the company’s largest customer were 10.5% of the consolidated company’s sales with 8.3% attributable to Flowers Bakeries and 2.2% attributable to Mrs. Smith’s Bakeries.

Shipping and Handling

      The company recognizes shipping and handling costs as a part of selling, marketing and administrative expense. Shipping and handling expense was $31.1 million, $27.1 million and $31.2 million, in fiscal 2001, 2000 and 1999, respectively.

Cash and Cash Equivalents

      The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

      Accounts receivable consists of trade receivables, current portions of notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances of $1.3 million and $1.3 million were recorded at December 29, 2001 and December 30, 2000, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Concentration of Credit Risk

      The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral.

Inventories

      Inventories at December 29, 2001 and December 30, 2000, are valued using the first-in-first-out method. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At December 29, 2001 and December 30, 2000, inventories are shown net of reserves for estimable obsolescence and unmarketable product of $1.9 million and $3.1 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment and Depreciation

      Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for leased assets was $22.1 million and $16.2 million at December 29, 2001 and December 30, 2000, respectively.

      Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Capitalized interest at December 29, 2001 and December 30, 2000, was $0.5 million and $1.0 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for fiscal 2001, 2000 and 1999 was $65.5 million, $59.7 million and $48.6 million, respectively.

Cost in Excess of Net Tangible Assets

	December 29, 2001	December 30, 2000

	(Amounts in thousands)

Goodwill, net	$92,446	$97,980

Trademarks and trade names, net	33,234	31,482

	$125,680	$129,462

      Costs in excess of the net tangible assets acquired are, in the opinion of management, attributable to long-lived intangibles having continuing value. Goodwill related to the purchases of businesses are amortized over twenty to forty years from the acquisition date using the straight-line method. Costs of purchased trademark and trade name rights are amortized over the period of expected future benefit, ranging from ten to forty years. Amortization expense for fiscal 2001, 2000 and 1999 was $8.4 million, $7.4 million and $5.3 million, respectively.

Impairment of Long-Lived Assets

      The company determines whether there has been an impairment of long-lived assets, including goodwill, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. See “New Accounting Pronouncements”.

Derivative Financial Instruments

      The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forward, futures, swap and option contracts to hedge existing or future exposure to changes in interest rates and commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes. If actual market conditions are less favorable than those anticipated, raw material prices could increase significantly, adversely affecting the margins from the sale of our products.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133” (referred to hereafter as “SFAS 133”), was adopted by the company on December 31, 2000 (the first day of fiscal 2001).

      In accordance with SFAS 133, all derivatives are recognized on the Consolidated Balance Sheet in current or other assets or other accrued liabilities or other liabilities at their fair value. On the date the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge) or (2) a hedge of the variability of cash flows that are to be received or paid in connection with (a) a forecasted transaction or (b) a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity being hedged is used in production and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings in selling, marketing and administrative expenses. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are also reported in current-period earnings in selling, marketing and administrative expenses.

      While SFAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the company has determined that the more stringent accounting and documentation requirements under SFAS 133 does not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

      The cash effects of the company’s commodity derivatives and interest rate swap are included in the Consolidated Statement of Cash Flows as cash flow from operating activities.

Customer Program Incentives

      In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” (“EITF 00-22”). This consensus states that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of net sales in the income statement. This consensus became effective and was implemented by the company in the first quarter of fiscal 2001.

      The company recognizes a liability for such sales incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Prior to fiscal 2001, the company recorded such sales incentives as selling, marketing and administrative expenses. In connection with the implementation of EITF 00-22 in fiscal 2001, these expenses have been reclassified as a reduction of net sales. Such sales incentives presented as reduction of net sales were $51.5 million, $51.1 million and $56.9 million for fiscal 2001, 2000 and 1999, respectively. The adoption of this consensus did not affect net income.

      If market conditions were to decline, Flowers Foods may take actions to increase such customer incentive offerings, possibly resulting in an incremental reduction of revenue.

Coupons

      In May 2000, the EITF reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives (“EITF 00-14”).” This issuance addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this issuance,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of net sales. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This issuance is effective for the first quarter of fiscal 2002. The company currently records coupon expenses as selling, marketing and administrative expenses. Coupon expenses were $2.8 million, $2.6 million and $2.2 million for fiscal 2001, 2000 and 1999, respectively. Upon adoption of EITF 00-14, the company will record coupon expenses as a reduction to arrive at net sales. This issuance will not affect net income.

Slotting Costs

      In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors’ Products or Services” (“EITF 00-25”). This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products. Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. This issuance is effective for the first quarter of fiscal 2002. The company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. These expenses were $0.0 million, $3.4 million and $1.8 million for fiscal 2001, 2000 and 1999, respectively. Upon adoption, these expenses will be reclassified as a reduction to arrive at net sales. This issuance will not affect net income.

Treasury Stock

      The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

Advertising and Consumer Promotion

      Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $29.9 million, $16.3 million and $23.9 million for fiscal 2001, 2000 and 1999, respectively.

Stock-Based Compensation

      The company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based compensation plans. The excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee, if any, is recognized ratably by the company, as compensation expense, over the vesting period. The company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and continues to apply the intrinsic value-based method of accounting as described above.

Software Development Costs

      The company expenses software development costs incurred in the preliminary project stage, and thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs was $25.0 million and $28.2 million at December 29, 2001 and December 30, 2000, respectively. Amortization expense of capitalized software development costs was $4.3 million, $3.4 million and $0.8 million in fiscal years 2001, 2000 and 1999, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The company accounts for income taxes using an asset and liability approach which is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Net Income Per Common Share

      Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock option plans, as determined under the treasury stock method. Basic weighted average shares outstanding are the same as diluted weighted average shares outstanding for all periods presented because the effect of the common stock equivalents is anti-dilutive. Common stock equivalents amounted to 210,895, 48,167 and 69,323 in fiscal 2001, 2000 and 1999, respectively.

Comprehensive Income

      Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders’ equity but excluded from net income. The component comprising other comprehensive income is the effect of accounting for derivative financial instruments in accordance with SFAS 133. This component of the company’s comprehensive income for the fifty-two weeks ended December 29, 2001, is detailed in the company’s accompanying Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 141, which replaces APB Opinion No. 16, “Business Combinations”, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142, which replaces APB Opinion No. 17, “Intangible Assets”, requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down when appropriate under the criteria of SFAS 142.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company will adopt the provisions of SFAS 142 in the first quarter of fiscal 2002. The company is in the process of determining its reporting units, as defined by SFAS 142, and what amounts of assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the company expects that it will no longer record $4.7 million of amortization expense per fiscal year relating to its existing goodwill and indefinite-lived intangibles.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the company has six months from the date of adoption to complete the first step. The company expects to complete this first step of the goodwill impairment test within the required timeframe. The second step of the impairment test measures the amount of the impairment loss (measured as of the beginning of the year), if any, and must be completed by the end of the company’s 2002 fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value of the asset to the carrying amount of the asset as of the date of adoption (the beginning of the fiscal year). Pursuant to the requirements of SFAS 142, this process will be completed during the first quarter of fiscal 2002. Any impairment loss resulting from the goodwill or indefinite lived intangible asset impairment tests will be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. The company has not yet determined what effect these impairment tests will have on the company’s results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. This statement will be effective for the company on a prospective basis, beginning the first quarter of fiscal 2002. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

Note 3.     Discontinued Operations

      On March 26, 2001, FII completed a transaction that resulted in the spin-off to its existing shareholders of the stock of a new corporation, Flowers Foods. FII, whose assets and liabilities then consisted solely of its majority interest in Keebler common stock and certain debt and other liabilities, was simultaneously acquired by Kellogg.

      For accounting purposes, Flowers Foods is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries, with Keebler presented as a discontinued operation as of December 30, 2000. Accordingly, the operations (including amortization of Keebler goodwill and other intangible assets of $7.4 million and $6.6 million for fiscal 2000 and 1999, respectively) of Keebler are included in “Income from discontinued operations, less applicable taxes of $59,822 and $40,246” in the Consolidated Statement of Income. In addition, costs related to the transaction less all estimated

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001 are included under the caption “Transaction costs less phase-out income, less applicable taxes” in the Consolidated Statement of Income.

Transaction Costs Less Phase-out Income

      A reconciliation of the caption “Transaction costs less phase-out income, less applicable taxes” included in the Consolidated Statement of Income for the year ended December 30, 2000 is presented as follows (amounts in thousands):

Transaction costs	$(51,282)

Keebler income and expense activity for the period December 31, 2000 through March 26, 2001, less applicable taxes of $6,619	10,800

$(40,482)

      In connection with the spin-off and merger transaction, various transaction costs were incurred by FII and Keebler. These costs are included in discontinued operations, net of tax, at December 30, 2000 with a corresponding credit to “Liabilities to be settled by others” (amounts in thousands):

Financial advisor fees	$32,374

Early debt repayments penalties	11,480

Legal, accounting, and other	4,861

Deferred financing costs	2,567

$51,282

Net Assets of Discontinued Operations

      At December 30, 2000, net assets of discontinued operations was comprised of (amounts in thousands):

Flowers Industries:

Goodwill and other intangible assets, net	$270,185

Minority interest	(257,086)

Other	(8,324)

4,775

Keebler:

Current assets	328,819

Properties and equipment, net	629,548

Other assets	814,521

Current liabilities	(431,483)

Other liabilities	(778,731)

562,674

Net assets of discontinued operations	$567,449

Liabilities to be Settled by Others

      In connection with the spin-off and merger transaction, approximately $662.4 million of debt and other liabilities were settled by other parties on March 26, 2001. The debt and liabilities settled include certain amounts outstanding at December 30, 2000 as well as amounts incurred subsequent to December 30, 2000. The amounts as of December 30, 2000 are set forth below. Additional liabilities settled related primarily to

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional borrowings subsequent to December 30, 2000 and payments under compensation plans (amounts in thousands):

Debt settled by Kellogg:

Syndicated loan facility	$(405,000)

Senior notes	(125,000)

Other	(9,990)

(539,990)

Other liabilities:

Transaction costs less phase-out income, less applicable taxes	(35,732)

Accrued obligations under stock and incentive programs	(5,997)

Accrued interest on debt assumed	(2,479)

(44,208)

Net liabilities settled by others	$(584,198)

      In accordance with the transaction described above, “Net Assets of Discontinued Operations” and “Liabilities to be settled by others” at March 26, 2001, of $567.4 million and $662.4 million, respectively, were relieved from the Consolidated Balance Sheet with a corresponding adjustment to capital in excess of par value.

Separation and Other Contractual Payments

      In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company’s continuing operations, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction.

Note 4.     Notes Receivable

      Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. Pursuant to an agreement, the company or a wholly owned consolidated subsidiary of the company, acted as the servicing agent for the financial institution and received a fee for those services. These amounts, recorded as a reduction of selling, marketing and administrative costs, were $3.4 million and $3.8 million in fiscal years 2000 and 1999, respectively. In conjunction with the spin-off and merger transaction, on March 26, 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. Accordingly, beginning March 26, 2001, the company provides direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheet. Generally, under the terms of these arrangements, the territory is financed over a maximum period of ten years bearing an interest rate of 12.0%. A portion of this amount is recorded as a reduction of selling, marketing and administrative expense representing the company’s cost of servicing the loan; the remaining amount is recorded as interest income. In fiscal 2001, $3.8 million was recorded as a reduction of selling, marketing and administrative expense and $4.3 million was recorded as interest income. The independent distributor has the right to require the company to repurchase the territory at the original price within the six-month period following the sale of the territory. Should the distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal. As such, the company either records a gain on the sale of a territory to the independent distributor

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the six-month period, spread over the term of the respective purchase arrangement or records a loss in current period earnings at the time of the sale. In the event the company decides to exit a territory, it is obligated to repurchase the territory from the independent distributor for the greater of the original purchase price or a multiple of average weekly branded sales calculated over the six-month period prior to the repurchase. The distributor notes are collateralized by the independent distributors’ territories. At December 29, 2001, the outstanding balance of the distributor notes was $80.9 million, of which $8.0 million is recorded in accounts and notes receivable.

Note 5.     Derivative Financial Instruments

      The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar, shortening, fruits and dairy products, along with pulp and paper, aluminum and petroleum based packaging products. The company also enters into interest rate derivatives to hedge exposure to changes in interest rates.

      In accordance with the transition provisions of SFAS 133, the company recorded the following net-of-tax cumulative-effect transition adjustment to other comprehensive income on December 31, 2000 (amounts in thousands):

Dr./(Cr.)

Related to previously designated cash flow hedging relationships:

Fair value of hedging instruments	$(454)

Previously deferred hedging losses	6,283

Total cumulative effect of adoption on other comprehensive income	5,829

Income tax	(2,332)

Total cumulative effect of adoption on other comprehensive income, net of tax	$3,497

      During fiscal 2001, the company reclassified this transition adjustment to earnings in materials, labor and other production costs, which represented the usage of raw materials under previously designated commodity hedging instruments.

      During fiscal 2001, changes to other comprehensive income, net of tax, resulting from hedging activities were as follows (amounts in thousands):

Dr./(Cr.)

Total cumulative effect of adoption on other comprehensive income at December 31, 2000	$3,497

Net deferred gains on closed contracts	(85)

Reclassified to earnings (materials, labor and other production costs)	(3,685)

Effective portion of change in fair value of hedging instruments	5,177

Accumulated other comprehensive income at December 29, 2001	$4,904

      Of the $4.9 million in other comprehensive income, approximately $3.8 million and $1.1 million were related to instruments expiring in fiscal 2002 and 2003, respectively, and an immaterial amount was related to deferred gains and losses on cash flow hedge positions.

      As of December 29, 2001, the company’s hedge portfolio contained commodity derivatives with a fair value of ($2.9) million. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix or limit increases in prices for a period of time extending into fiscal year 2004. Under SFAS 133, instruments with a fair value of ($2.5) million on December 29, 2001 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The remaining ($.4) million in fair value of commodity derivatives at December 29, 2001 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During fiscal 2001, $0.1 million was recorded to current earnings due to changes in fair value of these instruments.

      In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, this swap transaction is designated as a cash-flow hedge. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swap on December 29, 2001 was ($5.8) million. During fiscal 2001, $2.6 million of additional interest expense was recognized due to periodic settlements of the swap. There was no ineffectiveness recorded to current earnings related to the interest rate swap.

      The company’s various commodity purchase agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase raw materials of approximately $59.9 million at December 29, 2001. Of these commitments, approximately $48.2 million and $11.7 million are expected to be used in production in 2002 and 2003, respectively.

Note 6.     Acquisitions

      In September 2001, Flowers Bakeries acquired The Kotarides Baking Company’s business in the Norfolk, Virginia area and certain other assets for a purchase price, including acquisition costs, of $6.5 million. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supplied fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries’ Norfolk, Virginia bakery will operate the routes and will produce and market breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired based on a preliminary assessment of their fair values. The results of operations from this acquisition are included in the fiscal year results from the date of acquisition and are not significantly different from the results that would have been reported had the operations been included from December 31, 2000.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Other Accrued Liabilities

      Other accrued liabilities consist of:

	December 29,	December 30,
	2001	2000

	(Amounts in thousands)

Employee compensation	$26,659	$18,005

Rent	739	7,191

Utilities	2,967	2,982

Fair value of derivative instruments	7,042	1,011

Insurance	12,708	9,886

Interest	1,946	6,001

Arbitration award	10,000	—

Other	19,695	23,536

Total	$81,756	$68,612

Note 8.     Debt and Lease Commitments

      Long-term debt consisted of the following at December 29, 2001 and December 30, 2000:

	Interest
	rate at
	December 29,	Final	December 29,	December 30,
	2001	Maturity	2001	2000

			(Amounts in thousands)

Debentures	7.15%	2028	$—	$200,000

Senior Secured Credit Facilities	4.64%	2007	189,250	—

Capital Lease Obligations	4.66%	2008	60,389	45,282

Other Note Payable	7.48%	2004	8,066	10,080

			257,705	255,362

Due within one year			15,648	7,515

Due after one year			$242,057	$247,847

      At December 30, 2000, in addition to the amounts shown above, FII had long-term debt outstanding consisting of $405 million of borrowings under a syndicated loan facility with a final maturity date of 2003, $125 million of senior notes due 2016 and certain industrial revenue bonds aggregating $9.9 million. On March 26, 2001, this aggregate outstanding debt balance was retained by FII and settled in connection with the transaction discussed in Note 3. Accordingly, these amounts, are included in “Liabilities to be settled by others” in the Consolidated Balance Sheet at December 30, 2000.

      Subsequent to December 30, 2000, the company purchased certain fixed assets which were previously leased under operating leases. In addition, on March 26, 2001, the company purchased the distributor notes. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the “debentures”) and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures.

      The purchases of the fixed assets, distributor notes and debentures were financed primarily from the proceeds of a credit agreement entered into by the company on March 26, 2001. The credit agreement provides for total borrowings of up to $380 million, consisting of Term Loan A of $100 million and Term Loan B of $150 million and a revolving loan facility of $130 million (the “revolving loan facility”).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Term Loan A requires quarterly principal payments of $5.0 million which began on September 30, 2001. Beginning March 31, 2002, the principal payments will decrease to $2.6 million as a result of the prepayment discussed below. Beginning March 31, 2003 through maturity on March 26, 2005, the quarterly principal payments are scheduled to be $3.5 million. Term Loan B requires quarterly principal payments of $0.375 million which began September 30, 2001. Beginning March 31, 2005 and through maturity on March 26, 2007, the quarterly payments are scheduled to be $13.6 million with a final payment of $34.3 million at maturity. Under the revolving loan facility the company may borrow up to $130.0 million through March 26, 2005.

      Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 2.5% – 0.5% for Term Loan A and the revolving loan facility and 2.75% – 1.75% for Term Loan B. In addition, a commitment fee of 0.5% – 0.375% is due quarterly on all commitments not utilized under the credit agreement. At December 29, 2001, the interest rates for Term Loan A and Term Loan B were 4.25% and 4.75%, respectively. At December 29, 2001, the outstanding balances of Term Loan A and Term Loan B were $42.0 million and $147.3 million, respectively. There were no amounts outstanding under the revolving loan facility at December 29, 2001.

      The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum total leverage ratio. Capital expenditures cannot exceed $50.0 million in either fiscal 2001 or fiscal 2002. No dividends were allowed to be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. At December 29, 2001, the company was in compliance with these restrictive financial covenants.

      The company paid financing costs of $9.9 million in connection with the new credit agreement. These costs were deferred on the balance sheet and are being amortized over the term of the agreement using the effective interest method.

      During the fourth quarter of fiscal 2001, the company made a voluntary debt payment of $50.0 million. As a result, unamortized financing costs of $1.7 million associated with this portion of the debt were written off. Accordingly, the company recorded an extraordinary loss of approximately $1.1 million, net of tax, related to the early extinguishment of this debt in the fourth quarter of fiscal 2001.

      The company has also guaranteed, through their respective terms, approximately $6.8 million in leases that its independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his relationship with the company, the company operates the territory as a company-owned territory until it is resold.

      The company held and operated 429 such independent distributor territories for sale at December 29, 2001. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $0.8 million, $0.5 million and $0.7 million for fiscal years 2001, 2000 and 1999, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 29, 2001 is approximately $13.7 million. No liability is recorded on the Consolidated Balance Sheet at December 29, 2001 and December 30, 2000.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment.

      Aggregate maturities of debt outstanding, including capital leases as of December 29, 2001, are as follows (amounts in thousands):

2002	$15,648

2003	25,639

2004	24,902

2005	62,036

2006	58,512

2007 and thereafter	70,968

Total	$257,705

Leases

      The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 25 years. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value for periods from one month to ten years. The capital leases provide the company with the option to purchase the property at fair value at the end of the lease term. The majority of the capital lease agreements contain cross default provisions to restrictions under the company’s credit agreement. Future minimum lease payments under scheduled leases that have initial or remaining noncancelable terms in excess of one year are as follows (amounts in thousands):

	Capital Leases	Operating Leases

2002	$8,179	$17,632

2003	9,015	14,912

2004	8,335	13,223

2005	7,902	12,025

2006	7,637	8,319

2007 and thereafter	40,507	25,181

Total minimum payments	$81,575	$91,292

Amount representing interest	(21,186)

Obligations under capital leases	60,389

Obligations due within one year	5,294

Long-term obligations under capital leases	$55,095

      Rent expense for all operating leases amounted to $28.5 million for fiscal 2001, $52.2 million for fiscal 2000 and $46.1 million for fiscal 1999.

Note 9.     Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value, because of the short-term maturity of the instruments. The fair value of the company’s long-term debt at December 29, 2001 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments, based on the stated market value as of December 29, 2001 and December 30, 2000, was $(8.7) million and $.3 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Unusual Charges

      On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator’s award and intends to continue to vigorously contest it, including a request that the arbitrator reconsider the interim award.

      During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded an unusual charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to rationalize production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001, and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. This plan was substantially complete in February 2002.

      During the second quarter of fiscal 2001, Flowers Bakeries recorded an unusual charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to rationalize production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write off certain fixed assets and to reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was substantially complete at the end of fiscal 2001.

      During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries recorded an asset impairment of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company’s decision to discontinue certain products under the Banquet product line and the decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines. This plan was substantially complete at the end of fiscal 2001.

      During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a result, Mrs. Smith’s Bakeries recorded a charge of $1.5 million, which consisted of $1.0 million of non-cash asset impairments and $0.5 million of severance and other employee costs. This plan was substantially complete at the end of fiscal 2001.

      During fiscal 2000, Flowers Bakeries recorded a $1.2 million adjustment to the fiscal 1998 restructuring reserve. This adjustment was the result of Flowers Bakeries’ decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery was operational in the spring of 2001.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has continuing obligations in connection with certain plant closings completed in the current and prior fiscal years (primarily regarding payments on a $27.6 million obligation associated with Mrs. Smith’s Bakeries’ noncancelable leased equipment and facility and other ongoing exit costs recorded in fiscal 1996). Activity with respect to these obligations is as follows (amounts in thousands):

	Balance at				Balance at
	December 30,		Non-cash		December 29,
	2000	Provision	Reductions	Spending	2001

Noncancelable lease obligations and other facility closing costs	$16,801	$160	$—	$(3,472)	$13,489

Severance	—	1,652	—	(1,413)	239

Asset impairment	—	3,471	(3,471)	—	—

Other	2,555	640		(522)	2,673

Total	$19,356	$5,923	$(3,471)	$(5,407)	$16,401

	Balance at					Balance at
	January 1,			Non-cash		December 30,
	2000	Provision	Adjustments	Reductions	Spending	2000

Noncancelable lease obligations and other facility closing costs	$20,450	$180	$—	$—	$(3,829)	$16,801

Asset impairment	—	18,423	(1,154)	(17,269)	—	—

Other	3,221	255	—	—	(921)	2,555

Total	$23,671	$18,858	$(1,154)	$(17,269)	$(4,750)	$19,356

Note 11.     Insurance Proceeds

      The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. Mrs. Smith’s Bakeries recovered insurance proceeds of $7.5 million and $17.2 million in fiscal 2001 and 2000, respectively. The payments received in fiscal 2001 represented the final settlement of this insurance claim.

Note 12.     Stockholders’ Equity

      Flowers Foods’ articles of incorporation provide that its authorized capital consist of 100,000,000 shares of common stock having a par value of $.01 per share and 1,000,000 shares of preferred stock of which (a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 900,000 shares of preferred stock, having a par value per share of $.01, have not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

  Common Stock

      The holders of Flowers Foods common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of the company out of funds legally available. In the event of a liquidation, dissolution or winding-up of the company, holders of common stock are entitled to share ratably in all assets of the company, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock. Holders of common stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of common stock into any other securities of the company or any other person.

      On November 16, 2001, the Board of Directors declared a 3 for 2 stock split payable on January 2, 2002, which resulted in the issuance of 9.9 million shares of our common stock along with a corresponding decrease of $0.1 million in capital in excess of par value. Capital in excess of par value was also decreased by $0.03 million for the payment of fractional shares to shareholders. All references to the number of shares (other than the amounts of common stock shown as issued on the December 30, 2000 Consolidated Balance Sheet and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years 2000 and 1999), per share amounts and any other reference to shares in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the 3 for 2 stock split on a retroactive basis.

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

  Dividend Received

      In the first quarter of fiscal 2001, the company received a dividend of $5.2 million as a result of its ownership position in Keebler. This dividend had no impact on the Consolidated Statement of Income.

  Shareholder Rights Plan

      The Flowers Foods Board of Directors has approved and adopted a shareholder rights plan that provides that one right will be issued for each share of Flowers Foods common stock held by shareholders of record on March 26, 2001. Under the plan, the rights will initially trade together with the common stock and will not be exercisable. In the absence of further board action the rights generally will become exercisable, and allow the holder to acquire additional common stock, if a person or group acquires 15 percent or more of the outstanding shares of Flowers Foods common stock. Rights held by persons who exceed the applicable threshold will be void. Flowers Foods’ Board of Directors may, at its option, redeem all rights for $.01 per right generally at any time prior to the rights becoming exercisable. The rights will expire on March 26, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.

  Stock Incentive Plans

      Flowers Foods has one stock incentive plan that authorizes the compensation committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock and performance units. The Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”) is authorized to grant to eligible employees and non-employee directors up to 3,000,000 shares of common stock. No option under this plan may be exercised later than ten-years after the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Employee options are generally exercisable four years from the date of grant and generally fully vest at that date or upon a change in control of Flowers Foods. Non-employee options are generally exercisable one year from the date of grant and vest at that time.

      During fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 1,531,200 shares of Flowers Food common stock were granted to eligible employees. Pursuant to the EPIP, the NQSOs vest at the end of four years and expire ten years after the date of grant. Additionally, NQSOs to purchase 135,000 shares of Flowers Foods common stock were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $14.22 on the grant date of April 6, 2001. As of December 29, 2001, there were 1,666,200 NQSOs outstanding.

      During fiscal 2001, the stock option activity pursuant to the EPIP is set forth below:

	For the 52 Weeks Ended
	December 29, 2001

		Weighted Average
	Options	Exercise Price

	(Amounts in thousands,
	except per share data)

Outstanding at beginning of year	—	—

Granted	1,666	$14.22

Exercised	—	—

Forfeitures	—	—

Outstanding at end of year	1,666	$14.22

Exercisable at end of year	—	—

Weighted average fair value of options granted during the year	—	$14.22

      As of December 29, 2001, all options outstanding under the EPIP had an average exercise price of $14.22 and a weighted average remaining contractual life of 9.25 years.

      Because the company applies APB 25 in accounting for the EPIP, and the option exercise price is the market price of the company’s common stock at the date of grant, no compensation expense has been recognized for options granted under the EPIP.

      Had compensation expense for the options granted under the EPIP been determined based on the fair value at the grant dates for the awards consistent with the methodology presented under SFAS No. 123, “Accounting for Stock Based Compensation”, the company’s net income and the net income per share would have been reduced to the pro-forma amounts indicated below:

For the 52 Weeks Ended
December 29, 2001

(Amounts in thousands,
except per share data)

As Reported:

Net Loss	$(14,293)

Net Loss Per Common Share:

Basic	(0.48)

Diluted	(0.48)

Pro Forma:

Net Loss	$(16,179)

Net Loss Per Common Share:

Basic	(0.54)

Diluted	(0.54)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For option awards granted during fiscal 2001, the following weighted average assumptions were used to determine fair value using the Black-Scholes option-pricing model: dividend yield 0%, expected volatility 35.5%-41.5%, risk-free interest rate 5.65% and an expected option life of 10 years.

Effects of Merger and Spin-off Transaction

      On March 26, 2001, in conjunction with the transactions described in Note 3 of Notes to Consolidated Financial Statements, Flowers Foods issued one share of its common stock for each five shares of FII common stock outstanding. For accounting purposes, this has been treated as a one for five reverse stock split. The split resulted in the retirement of 80,658,248 shares of common stock and is reflected in the December 30, 2000 financial statements as a decrease of $62.6 million in common stock at par value with a corresponding increase in capital in excess of par value.

      In addition to the transactions described in Note 3 of Notes to Consolidated Financial Statements, all FII treasury shares were cancelled. This cancellation is reflected in the December 30, 2000 financial statements as a decrease in common stock at par value of $0.3 million representing the par value of the treasury shares. The remainder of $7.8 million represents treasury shares at cost over par value and is recorded as a decrease to retained earnings at December 30, 2000.

Note 13.     Retirement Plans

Defined Benefit Plans

      The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of December 29, 2001 and December 30, 2000, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 364,806 and 274,875 shares of the company’s common stock with a fair value of approximately $14.5 and $14.4 million at December 29, 2001 and December 30, 2000, respectively. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan.

      The net periodic pension cost for the company’s plans that are not fully funded include the following components:

	For the 52 Weeks Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(Amounts in thousands)

Service cost	$6,835	$6,988	$7,698

Interest cost	13,853	12,909	11,900

Expected return on plan assets	(14,791)	(13,565)	(13,844)

Amortization of transition assets	(841)	(841)	(841)

Prior service cost	47	48	47

Recognized net actuarial (gain) loss	(149)	(25)	53

Net periodic pension cost	$4,954	$5,514	$5,013

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The funding status and the amounts recognized in the Consolidated Balance Sheet for the company’s plans that are not fully funded are as follows:

	December 29, 2001	December 30, 2000

	(Amounts in thousands)

Change in benefit obligation:

Benefit obligation at beginning of year	$170,065	$162,805

Service cost	6,835	6,988

Interest cost	13,853	12,909

Actuarial loss (gain)	7,474	(4,914)

Benefits paid	(8,595)	(7,723)

Benefit obligation at end of year	189,632	170,065

Change in plan assets:

Fair value of plan assets at beginning of year	168,050	153,939

Actual return on plan assets	(2,544)	21,834

Employer contribution	2,496	—

Benefits paid	(8,595)	(7,723)

Fair value of plan assets at end of year	159,407	168,050

Funded status	(30,225)	(2,015)

Unrecognized net actuarial loss (gain)	6,667	(18,293)

Unrecognized prior service cost	339	386

Unrecognized net transition asset	(792)	(1,633)

Net amount recognized at end of year	$(24,011)	$(21,555)

      Assumptions used in accounting for the company’s plans that are not fully funded at each of the respective period-ends are as follows:

	December 29,	December 30,	January 1,
	2001	2000	2000

Weighted average assumptions:

Measurement date	9/30/2001	9/30/2000	9/30/1999

Discount rate	7.50%	8.00%	7.75%

Expected return on plan assets	9.00%	9.00%	9.00%

Rate of compensation increase	5.00%	5.50%	5.25%

Other Plans

      The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.8 million for fiscal 2001, $1.0 million for fiscal 2000 and $0.5 million for fiscal 1999.

      The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Prior to April 1, 2001, costs and contributions for employees who do not participate in the defined benefit plan were 2% of compensation and 25% of the employees’ contributions, up to 6% of compensation. During fiscal 2001, 2000 and 1999, the total cost and contributions were $3.9 million, $2.1 million and $1.9 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Income Taxes

      The company’s provision for income taxes consists of the following:

	For the 52 Weeks Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(Amounts in thousands)

Current Taxes:

Federal	$—	$—	$(11,655)

State	(641)	2,871	2,464

	(641)	2,871	(9,191)

Deferred Taxes:

Federal	(5,998)	(18,131)	(6,391)

State	(1,498)	(1,197)	(1,333)

	(7,496)	(19,328)	(7,724)

Provision for income taxes	$(8,137)	$(16,457)	$(16,915)

      Deferred tax (assets) are comprised of the following:

	December 29,	December 30,
	2001	2000

	(Amounts in thousands)

Depreciation	$82,848	$80,356

Other	8,616	6,639

Gross deferred tax liabilities	91,464	86,995

Self insurance	(4,998)	(3,807)

Compensation and employee benefits	(12,491)	(15,252)

Accrued reserves	(15,255)	(10,027)

Deductible goodwill	(6,205)	(5,532)

Loss carryforwards	(61,389)	(60,638)

Purchase accounting reserve	(6,660)	(6,660)

Other	(8,848)	(7,033)

Gross deferred tax assets	(115,846)	(108,949)

Deferred tax assets valuation allowance	8,298	6,747

	$(16,084)	$(15,207)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net increase in the valuation allowance for deferred tax assets of $1.6 million relates to state net operating losses. It is not certain whether or not separate company state net operating losses may be utilized in the future. Should the company determine at a later date that certain of these losses may be utilized, a benefit may be recognized in the Consolidated Statement of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statement of Income may be necessary.

      The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52 Weeks Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(Amounts in thousands)

Tax at U.S. federal income tax rate	$(9,233)	$(20,558)	$(18,081)

State income taxes, net of U.S. federal income tax benefit	(3,126)	(1,528)	(501)

Increase in valuation allowance	1,551	3,735	1,053

Intangible amortization	1,191	468	532

Dividends received from majority-owned subsidiary	981	1,455	—

Other	499	(29)	82

Provision for income taxes	$(8,137)	$(16,457)	$(16,915)

      The amount of federal net operating loss to be carried forward by Flowers Foods is $130.0 million with expiration dates through fiscal year 2020. The company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $346.5 million with expiration dates through fiscal 2015.

      During fiscal 2000 and 2001, the company was under examination by the Internal Revenue Service (“IRS”) with respect to fiscal years 2000, 1999 and 1998, the twenty-seven weeks ended January 3, 1998 and fiscal year 1997. The company reached a preliminary settlement with the IRS during the fourth quarter of fiscal 2001. The results of the audit have been reflected in the 2001 Consolidated Financial Statements. The significant issues raised by the IRS are temporary in nature and do not have a material effect on the Consolidated Statement of Income. The company expects to make a cash payment of approximately $5.0 million related to alternative minimum tax and interest and has provided for such on its 2001 Consolidated Balance Sheet.

Note 15.     Contingencies

      The company is subject to legal proceedings and other claims which arise and are being managed and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these pending matters will have a material adverse effect on the company’s overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

      On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. For further information, see Note 10 of Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Segment Reporting

      The company has two reportable segments: Flowers Bakeries and Mrs. Smith’s Bakeries. Flowers Bakeries produces fresh breads and rolls. Mrs. Smith’s Bakeries produces frozen and non-frozen baked desserts, snacks, breads and rolls. The segments are managed as strategic business units due to their distinct production processes and marketing strategies.

      The accounting policies of the segments are substantially the same as those described in Note 2. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding corporate and other unallocated expenses and unusual charges. Information regarding the operations in these reportable segments is as follows:

	For the Fifty Two Weeks Ended

	December 29, 2001	December 30, 2000	January 1, 2000

	(Amounts in thousands)

Net sales:

Flowers Bakeries	$1,055,867	$1,016,235	$961,700

Mrs. Smith’s Bakeries	634,945	615,124	616,279

Eliminations(1)	(61,808)	(62,425)	(66,593)

	$1,629,004	$1,568,934	$1,511,386

Depreciation and Amortization:

Flowers Bakeries	$45,569	$38,224	$32,865

Mrs. Smith’s Bakeries	28,058	28,392	20,127

Other(2)	188	486	898

	$73,815	$67,102	$53,890

Unusual Charge (Credit):

Flowers Bakeries	$11,575	$(1,154)	$(1,120)

Mrs. Smith’s Bakeries	19,198	18,858	(4,874)

Other(2)	13,125	—	—

	$43,898	$17,704	$(5,994)

Insurance Proceeds:

Mrs. Smith’s Bakeries	$(7,473)	$(17,193)	$—

Income (Loss) from Operations:

Flowers Bakeries	$69,249	$62,919	$66,995

Mrs. Smith’s Bakeries	(2,303)	(28,032)	(53,254)

Other(2)	(24,713)	(24,742)	(26,705)

Insurance proceeds	7,473	17,193	—

Unusual (charge) credit	(43,898)	(17,704)	5,994

	$5,808	$9,634	$(6,970)

Interest Expense, net	$32,188	$68,373	$44,691

(Loss) From Continuing Operations

Before Income Taxes	$(26,380)	$(58,739)	$(51,661)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fifty Two Weeks Ended

	December 29, 2001	December 30, 2000	January 1, 2000

	(Amounts in thousands)

Capital Expenditures:

Flowers Bakeries	$24,779	$18,686	$73,553

Mrs. Smith’s Bakeries	24,723	21,212	127,340

Other(2)	12	27	12,435

	$49,514	$39,925	$213,328

Assets:

Flowers Bakeries	$591,589	$499,227	$491,396

Mrs. Smith’s Bakeries	452,392	507,366	506,586

Other(2)	55,710	556,053	568,981

	$1,099,691	$1,562,646	$1,566,963

(1)	Primarily represents elimination of intersegment sales from Mrs. Smith’s Bakeries to Flowers Bakeries.
(2)	Represents Flowers Foods’ corporate head office amounts.

Note 17.     Unaudited Quarterly Financial Information

      Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)

Net sales	2001	$467,239	$368,938	$385,589	$407,238
	2000	$450,101	$353,523	$369,094	$396,216

Gross margin (defined as net sales less materials, supplies, labor and other production costs)	2001	$213,747	$172,943	$180,063	$173,427
	2000	$205,756	$149,051	$154,873	$159,056

(Loss) income from continuing operations before net gain on early extinguishment of debt	2001	$(25,679)	$3,702	$8,476	$(4,742)
	2000	$(7,296)	$(10,971)	$(7,400)	$(16,615)

Net (loss) income	2001	$(20,679)	$3,702	$8,476	$(5,792)
	2000	$16,757	$5,529	$12,958	$(30,199)

Basic net (loss) income per common share	2001	$(0.69)	$0.12	$0.29	$(0.20)
	2000	$0.56	$0.18	$0.43	$(1.00)

Diluted net (loss) income per common share	2001	$(0.69)	$0.12	$0.29	$(0.20)
	2000	$0.56	$0.18	$0.43	$(1.00)

Effect of discontinued operations	2001	—	—	—	—
	2000	$24,053	$16,500	$20,358	$(13,584)

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the reference to us under the heading “Selected Financial Data” in Item 6 of this Report on Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

March 27, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

      Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning	Additions Charged	Additions Charged		Ending
	Balance	to Expenses	to Other Accounts	Deductions	Balance

	(Amounts in thousands)

Classification:
Year Ended December 29, 2001

Discounts and doubtful accounts	$1,261	$3,910	—	$3,900	$1,271

Inventory reserves	$3,146	3,709	—	4,959	$1,896

Valuation allowance	$6,747	1,551	—	—	$8,298
Year Ended December 30, 2000

Discounts and doubtful accounts	$3,955	3,353	—	6,047	$1,261

Inventory reserves	$6,312	2,558	—	5,724	$3,146

Valuation allowance	$3,012	3,735	—	—	$6,747
Year Ended January 1, 2000

Discounts and doubtful accounts	$—	10,230	—	6,275	$3,955

Inventory reserves	$—	6,312	—	—	$6,312

Valuation allowance	$1,959	1,053	—	—	$3,012