Form 10-Q
period 2002-04-20
FLOWERS FOODS INC
filed 2002-06-04
CIK 1128928

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     ----------------------

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

                                     31757
                                   ----------
                                   (Zip Code)

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

Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS                            OUTSTANDING AT MAY 31, 2002
          -------------------                            ---------------------------
          Common Stock, $.01 par value with
          Preferred Share Purchase Rights                         29,797,513

                              FLOWERS FOODS, INC.
                                     INDEX


                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------
PART I. Financial Information
Item 1. Financial Statements
      Condensed Consolidated Balance Sheet April 20, 2002 and December 29, 2001............................               3
      Condensed Consolidated Statement of Income for the Sixteen Weeks Ended April 20, 2002
      and April 21, 2001...................................................................................               4
      Condensed Consolidated Statement of Cash Flows for the Sixteen Weeks Ended April 20, 2002
      and April 21, 2001...................................................................................               5
      Notes to Condensed Consolidated Financial Statements.................................................               6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............              11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................              16
PART II. Other Information
Item 1. Legal Proceedings..................................................................................              17
Item 4. Submission of Matters to a Vote of Security Holders................................................              17
Item 5. Other Information..................................................................................              17
Item 6. Exhibits and Reports on Form 8-K...................................................................              17

                              FLOWERS FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands except share data)


                                                                                     APRIL 20, 2002        DECEMBER 29, 2001
                                                                                     --------------        -----------------
                                                                                      (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents ..............................................            $     6,030             $    12,280
  Accounts and notes receivable, net of allowances
  of $2,512 and $1,271, respectively .....................................                112,361                 104,104
  Inventories, net:
    Raw materials ........................................................                 16,339                  18,593
    Packaging materials ..................................................                 13,137                  13,942
    Finished goods .......................................................                 68,085                  56,466
                                                                                      -----------             -----------
                                                                                           97,561                  89,001
                                                                                      -----------             -----------
  Spare parts and supplies ...............................................                 22,022                  20,981
                                                                                      -----------             -----------
  Assets held for sale ...................................................                 18,299                  18,025
                                                                                      -----------             -----------
  Other ..................................................................                 10,754                   8,149
                                                                                      -----------             -----------
                                                                                          267,027                 252,540
                                                                                      -----------             -----------
Property, Plant and Equipment:
  Land ...................................................................                 33,345                  33,324
  Buildings ..............................................................                267,207                 267,184
  Machinery and equipment ................................................                660,766                 656,727
  Furniture, fixtures and transportation equipment .......................                 68,536                  67,797
  Construction in progress ...............................................                 21,192                   8,570
                                                                                      -----------             -----------
                                                                                        1,051,046               1,033,602
  Less:  accumulated depreciation ........................................               (443,598)               (423,170)
                                                                                      -----------             -----------
                                                                                          607,448                 610,432
                                                                                      -----------             -----------
Notes Receivable .........................................................                 71,659                  72,940
                                                                                      -----------             -----------
Deferred Taxes ...........................................................                 11,487                  16,084
                                                                                      -----------             -----------
Other Assets .............................................................                 25,594                  22,015
                                                                                      -----------             -----------
Cost in Excess of Net Tangible Assets:
  Cost in excess of net tangible assets ..................................                175,428                 174,913
  Less:  accumulated amortization ........................................                (50,662)                (49,233)
                                                                                      -----------             -----------
                                                                                          124,766                 125,680
                                                                                      -----------             -----------

                                                                                      $ 1,107,981             $ 1,099,691
                                                                                      ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and capital leases ................            $    36,744             $    15,648
  Accounts payable .......................................................                 85,586                  83,980
  Facility closing costs and severance ...................................                  5,490                   4,830
  Other accrued liabilities ..............................................                 76,637                  81,756
                                                                                      -----------             -----------
                                                                                          204,457                 186,214
                                                                                      -----------             -----------
Long-Term Debt and Capital Leases ........................................                234,703                 242,057
                                                                                      -----------             -----------
Other Liabilities:
  Facility closing costs and severance ...................................                  8,285                  11,571
  Postretirement/postemployment obligations ..............................                 21,000                  25,466
  Other ..................................................................                 14,316                  12,746
                                                                                      -----------             -----------
                                                                                           43,601                  49,783
Shareholders' Equity:
  Preferred stock-$100 par value, 100,000 authorized and none issued
  Preferred stock-$.01 par value, 900,000 authorized and none issued
  Common stock-$.01 par value, 100,000,000 authorized and
  29,797,513 and 29,797,513 shares issued, respectively ..................                    298                     298
  Capital in excess of par value .........................................                476,401                 476,401
  Retained earnings ......................................................                151,565                 149,842
  Accumulated other comprehensive loss ...................................                 (3,044)                 (4,904)
                                                                                      -----------             -----------
                                                                                          625,220                 621,637
                                                                                      -----------             -----------

                                                                                      $ 1,107,981             $ 1,099,691
                                                                                      ===========             ===========

    (See Accompanying Notes to Condensed Consolidated Financial Statements)

                              FLOWERS FOODS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                                        FOR THE SIXTEEN WEEKS ENDED
                                                                    ------------------------------------
                                                                    APRIL 20, 2002        APRIL 21, 2001
                                                                    --------------        --------------

Sales ....................................................            $ 463,613             $ 466,015
Materials, supplies, labor and other
production costs .........................................              249,081               253,492
Selling, marketing and administrative expenses ...........              184,793               186,869
Depreciation and amortization ............................               21,903                21,617
Insurance proceeds, net ..................................                   --                (6,789)
Unusual charges ..........................................                   --                27,952
                                                                      ---------             ---------
Income (loss) from operations ............................                7,836               (17,126)
                                                                      ---------             ---------
Interest (income) ........................................               (1,736)                 (435)
Interest expense .........................................                6,770                18,013
                                                                      ---------             ---------
Interest expense, net ....................................                5,034                17,578
                                                                      ---------             ---------
Income (loss) before income taxes and extraordinary gain..                2,802               (34,704)
Income tax expense (benefit) .............................                1,079                (9,023)
                                                                      ---------             ---------
Income (loss) before extraordinary gain ..................                1,723               (25,681)
Extraordinary gain on early extinguishment of debt .......                   --                 5,000
                                                                      ---------             ---------

Net income (loss) ........................................            $   1,723             $ (20,681)
                                                                      =========             =========

Net Income (Loss) Per Common Share:
Basic:
   Income (loss) before extraordinary gain on early
   extinguishment of debt ................................            $    0.06             $   (0.86)
   Extraordinary gain on early extinguishment of debt ....                   --                  0.17
                                                                      ---------             ---------
   Net income (loss) per share ...........................            $    0.06             $   (0.69)
                                                                      =========             =========

 Weighted average shares outstanding .....................               29,798                29,799

Diluted:
   Income (loss) before extraordinary gain on early
   extinguishment of debt ................................            $    0.06             $   (0.86)
   Extraordinary gain on early extinguishment of debt ....                   --                  0.17
                                                                      ---------             ---------
   Net income (loss) per share ...........................            $    0.06             $   (0.69)
                                                                      =========             =========

Weighted average shares outstanding ......................               30,878                29,799

Cash Dividends Paid Per Common Share .....................                   --                    --

    (See Accompanying Notes to Condensed Consolidated Financial Statements)

                              FLOWERS FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                      FOR THE SIXTEEN WEEKS ENDED
                                                                                 ------------------------------------
                                                                                 APRIL 20, 2002        APRIL 21, 2001
                                                                                 --------------        --------------

CASH FLOWS (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................            $  1,723             $ (25,681)
Adjustments to reconcile net income (loss) to net cash
  (disbursed for) received from operating activities:
     Extraordinary gain, net of tax ....................................                  --                 5,000
     Depreciation and amortization .....................................              21,903                21,617
     Deferred income taxes .............................................               1,079                (9,023)
     Provision for inventory obsolescence ..............................               1,013                 1,307
     Allowances for accounts receivable ................................               1,125                   973
     Non-cash effect of derivative instruments .........................                  --                 6,283
     Other .............................................................                  --                   (13)
Changes in assets and liabilities:
     Accounts and notes receivable, net ................................              (9,265)              (17,960)
     Inventories, net ..................................................             (11,253)              (14,430)
     Other assets ......................................................              (2,219)                5,925
     Accounts payable and other accrued liabilities ....................              (6,306)               (8,250)
     Facility closing costs and severance ..............................              (1,437)               (1,245)
                                                                                    --------             ---------
NET CASH DISBURSED FOR OPERATING ACTIVITIES ............................            $ (3,637)            $ (35,497)
                                                                                    --------             ---------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment .........................             (15,991)              (13,765)
     Proceeds from / (purchase of) notes receivable ....................               1,164               (77,646)
     Dividends received ................................................                  --                 5,197
     Proceeds from property disposals ..................................                 409                    50
     Other .............................................................                 (76)                  699
                                                                                    --------             ---------
NET CASH DISBURSED FOR INVESTING ACTIVITIES ............................            $(14,494)            $ (85,465)
                                                                                    --------             ---------
CASH FLOWS (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES:
     Stock compensation and warrants exercised .........................                  --                  (504)
     Proceeds from new credit agreement ................................                  --               251,000
     Purchase of debentures ............................................                  --              (193,776)
     Other debt and capital lease obligation proceeds / (payments) .....              11,881                (1,317)
     Other net changes in debt and other liabilities in connection                                              --
     with the spin-off and merger ......................................                  --                65,044
                                                                                    --------             ---------
NET CASH RECEIVED FROM FINANCING ACTIVITIES ............................            $ 11,881             $ 120,447
                                                                                    --------             ---------
Net decrease in cash and cash equivalents ..............................              (6,250)                 (515)
Cash and cash equivalents at beginning of period .......................              12,280                11,845
                                                                                    --------             ---------
Cash and cash equivalents at end of period .............................            $  6,030             $  11,330
                                                                                    ========             =========

    (See Accompanying Notes to Condensed Consolidated Financial Statements)

                              FLOWERS FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. ("the company") have been prepared by the company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 20, 2002 and December 29, 2001 (audited), the results of operations for the sixteen-week periods ended April 20, 2002 and April 21, 2001 and statement of cash flows for the sixteen-week periods ended April 20, 2002 and April 21, 2001. The results of operations for the sixteen-week periods ended April 20, 2002 and April 21, 2001, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The accounting policies used in preparing these financial statements are the same as those summarized in the company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, except as discussed in Notes 4 and 5 below.

REPORTING PERIODS - The company's quarterly reporting periods for fiscal 2002 are as follows: first quarter ended April 20, 2002 (sixteen weeks), second quarter ending July 13, 2002 (twelve weeks), third quarter ending October 5, 2002 (twelve weeks) and fourth quarter ending December 28, 2002 (twelve weeks).

RECLASSIFICATIONS - Certain reclassifications of prior period data have been made to conform with the current period reporting.

2.       SPIN-OFF AND MERGER TRANSACTION

         On March 26, 2001, Flowers Industries, Inc. ("FII") shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of the Kellogg Company ("Kellogg"). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries") and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company ("Keebler") and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

         In connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001, and $5.3 million was amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company's continuing operations, with a corresponding credit to capital in excess of par value, as a result of payments being settled from the proceeds of the spin-off and merger transaction.

3.       COMPREHENSIVE INCOME

         The company has other comprehensive income resulting from its accounting for derivative financial instruments (see Note 7). Total comprehensive income (loss) was $3.6 million and $(24.6) million for the sixteen weeks ended April 20, 2002 and April 21, 2001, respectively.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         The company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and "indefinite-lived" intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change in the first period of adoption.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Further, the company has six months from the date of adoption to complete the first step. The second step of the impairment test measures the amount of the impairment loss (measured as of the beginning of the year), if any, and must be completed by the end of the company's 2002 fiscal year. The company expects to complete these steps in the goodwill impairment test within the required timeframe. While the company has not yet completed its transitional impairment test, management believes an impairment provision upon adoption of SFAS 142 could approximate $20 - $30 million. Further, management expects the adoption of SFAS 142 to reduce the company's amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001 (the first day of fiscal 2002).

         Intangible assets deemed to have an indefinite life were tested for impairment using a one-step process that compares the fair value of the asset to the carrying amount of the asset as of the date of adoption (the beginning of this fiscal year). Pursuant to the requirements of SFAS 142, this transitional impairment test was completed during the first quarter of fiscal 2002 and no impairment losses were required to be recognized.

         The following table sets forth the information for goodwill and other intangible assets:


                                                            APRIL 20,          DECEMBER 29,
                                                              2002                2001
                                                            ---------          ------------
                                                               (amounts in thousands)

Goodwill, net ..................................            $ 79,249            $ 79,975
Intangible assets not subject to
amortization:
      Trademarks ...............................              29,538              29,538
      Other ....................................                 903                 903
Intangible assets subject to amortization:
      Trademarks ...............................               3,210               3,237
      Customer relationships, ..................               7,590               8,056
      Non-compete agreements ...................               1,864               2,567
      Other ....................................               2,412               1,404
                                                            --------            --------
      Total intangible assets, net .............            $124,766            $125,680
                                                            ========            ========


         During the first quarter of fiscal 2002, Mrs. Smith's Bakeries recorded a $1.2 million adjustment to its purchase accounting reserve with an offsetting entry of $0.7 million and $0.5 million, to goodwill and deferred taxes, respectively. This reserve and the related goodwill and deferred taxes were recorded in fiscal 1996 as a result of the closure of its Pottstown, Pennsylvania production facility. This adjustment is the result of more accurate information regarding medical and worker's compensation expenses.

         The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following tables:


                                                                   FOR THE SIXTEEN WEEKS ENDED
                                                              -----------------------------------
                                                              APRIL 20, 2002       APRIL 21, 2001
                                                              --------------       --------------
                                                                  (amounts in thousands)

Reported income (loss) before extraordinary gain                $   1,723            $  (25,681)
Add back: goodwill amortization, net of tax                            --                   697
Add back: trademark amortization, net of tax                           --                   201
                                                                ---------            ----------
Adjusted income (loss) before extraordinary gain                $   1,723            $  (24,783)
                                                                =========            ==========

BASIC EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain                $     .06            $    (0.86)
Goodwill amortization, net of tax                                      --                  0.02
Trademark amortization, net of tax                                     --                  0.01
                                                                ---------            ----------
Adjusted income (loss) before extraordinary gain                $     .06            $    (0.83)
                                                                =========            ==========

DILUTED EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain                $     .06            $    (0.86)
Goodwill amortization, net of tax                                      --                  0.02
Trademark amortization, net of tax                                     --                  0.01
                                                                ---------            ----------
Adjusted income (loss) before extraordinary gain                $     .06            $    (0.83)
                                                                =========            ==========

                                                                  FOR THE SIXTEEN WEEKS ENDED
                                                             -----------------------------------
                                                             APRIL 20, 2002       APRIL 21, 2001
                                                             --------------       --------------
                                                                  (amounts in thousands)

Reported net income (loss)                                     $   1,723            $  (20,681)
Add back:  goodwill amortization, net of tax                          --                   697
Add back:  trademark amortization, net of tax                         --                   201
                                                               ---------            ----------
Adjusted net income (loss)                                     $   1,723            $  (19,783)
                                                               =========            ==========

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss)                                     $     .06            $    (0.69)
Goodwill amortization, net of tax                                     --                  0.02
Trademark amortization, net of tax                                    --                  0.01
                                                               ---------            ----------
Adjusted net income (loss)                                     $     .06            $    (0.66)
                                                               =========            ==========

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss)                                     $     .06            $    (0.69)
Goodwill amortization, net of tax                                     --                  0.02
Trademark amortization, net of tax                                    --                  0.01
                                                               ---------            ----------
Adjusted net income (loss)                                     $     .06            $    (0.66)
                                                               =========            ==========


5.       RECLASSIFICATION OF COUPON AND SLOTTING COSTS

         Effective December 30, 2001 (the first day of fiscal 2002), the company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and identifies other related interpretive issues. The company adopted the provisions of EITF Issue No. 00-22 on December 31, 2000. EITF Issue No. 01-9 requires certain selling expenses incurred by the company, not previously reclassified (primarily coupon and slotting costs), to be classified as reductions of sales. The adoption of the remaining items included in EITF Issue No. 01-9 (EITF 00-14 and EITF 00-25) resulted in the company reducing both sales and selling, marketing and administrative expenses by an aggregate of approximately $2.2 million for the sixteen weeks ended April 20, 2002. Prior year aggregate amounts of $1.2 million have also been reclassified to reflect this change. These reclassifications have no impact on net income.

6. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company's results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4,44,and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for

Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management does not expect the adoption of this statement to have a material impact on the company's results of operations or financial position.

7.       DERIVATIVE FINANCIAL INSTRUMENTS

         The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company's primary raw materials are flour, sugar, shortening, fruits and dairy products, along with pulp and paper, aluminum and petroleum-based packaging products. The company also enters into interest rate derivatives to hedge exposure to changes in interest rates.

         During the first quarter of fiscal 2002, changes to accumulated other comprehensive income, net of tax, resulting from hedging activities were as follows:


                                                                           DR./(CR.)
                                                                          -----------
                                                                          (amounts in
                                                                          thousands)

Accumulated  other  comprehensive  income at December 29,
  2001 .........................................................            $ 4,904
Net deferred gains on closed contracts .........................                365
Reclassified to earnings (materials, supplies, labor and
  other production costs) ......................................               (345)
Effective portion of change in fair value of hedging
  instruments ..................................................             (1,880)
                                                                            -------
Accumulated other comprehensive income at April 20, 2002 .......            $ 3,044
                                                                            =======

         Of the $3.0 million in accumulated other comprehensive income, approximately $1.9 million, $1.4 million and $(0.3) million were related to instruments expiring in fiscal 2002, 2003 and 2004, respectively, and an immaterial amount was related to deferred gains and losses on cash flow hedge positions.

         As of April 20, 2002, the company's hedge portfolio contained commodity derivatives with a fair value of $(1.1) million. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix or limit increases in prices for a period of time extending into fiscal 2004. Under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), instruments with a fair value of $(0.8) million on April 20, 2002 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The remaining $(0.3) million in fair value of commodity derivatives at April 20, 2002 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During the first quarter of fiscal 2002, $0.2 million in income was recorded to current earnings due to changes in fair value of these instruments.

         In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, this swap transaction is designated as a cash-flow hedge. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swap on April 20, 2002 was $(4.2) million. During the first quarter of fiscal 2002, $1.9 million of additional interest expense was recognized due to periodic settlements of the swap. There was no ineffectiveness recorded to current earnings related to the interest rate swap.

8.       DEBT

         Long-term debt consisted of the following at April 20, 2002 and December 29, 2001, (amounts in thousands):


                                                  INTEREST
                                                    RATE          MATURITY       APRIL 20, 2002     DECEMBER 29, 2001
                                                  --------        --------       --------------     -----------------

Senior Secured Credit Facilities .....             4.96%            2007            $203,253            $189,250
Capital Lease Obligations ............             4.39%            2008              60,523              60,389
Other Note Payable ...................             7.48%            2004               7,671               8,066
                                                                                    --------            --------
                                                                                    $271,447            $257,705
  Less Current Maturities ............                                                36,744              15,648
                                                                                    --------            --------
  Total Long-Term Debt ...............                                              $234,703            $242,057
                                                                                    ========            ========

         In fiscal 2001, the company purchased certain fixed assets which were previously leased under operating leases. In addition, on March 26, 2001, the company purchased the notes receivable ("distributor notes") from the independent distributors which had been previously owned by a third party financial institution and serviced by the company or a wholly-owned subsidiary of the company. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the "debentures") and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures.

         The purchases of the fixed assets, distributor notes and debentures were financed primarily from the proceeds of a credit agreement entered into by the company on March 26, 2001. The credit agreement provides for total borrowings of up to $380 million, consisting of Term Loan A of $100 million and Term Loan B of $150 million and a revolving loan facility of $130 million.

         The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum total leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2002. No dividends were allowed to be paid in fiscal 2001. In fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. At April 20, 2002, the company was in compliance with these restrictive financial covenants.

9.       FACILITY CLOSING COSTS AND SEVERANCE

         During the first quarter of fiscal 2002, Mrs. Smith's Bakeries recorded a $1.2 million adjustment to its purchase accounting reserve recorded in fiscal 1996 as a result of the closure if its Pottstown, Pennsylvania production facility. This adjustment is a result of more accurate information regarding medical and worker's compensation expenses.

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):


                                                                  PROVISION/
                                                12/29/2001        ADJUSTMENT           SPENDING            4/20/2002
                                                ----------        ----------           --------            ---------

Noncancelable lease obligations
  and other facility closing costs...            $13,489            $    --             $(1,044)            $12,445
Severance ...........................                239                 --                (196)                 43
Other ...............................              2,673             (1,189)               (197)              1,287
                                                 -------            -------             -------             -------

Total ...............................            $16,401            $(1,189)            $(1,437)            $13,775
                                                 =======            =======             =======             =======


10.      LITIGATION

         On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith's Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith's Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith's Bakeries and seeks lost profits as well as attorneys' fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by Generally Accepted Accounting Principles. The charge represents the company's estimate of the total costs (including attorney's fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator's award and intends to continue to vigorously contest it including a request that the arbitrator reconsider the interim award.

11.       SEGMENT REPORTING

         The company has two reportable segments, Flowers Bakeries and Mrs. Smith's Bakeries. Flowers Bakeries produces fresh breads and rolls and Mrs. Smith's Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls. The segments are managed as strategic business units due to their distinct production processes and marketing strategies. The company evaluates each segment's performance based on income or loss before interest and income taxes, excluding unallocated expenses and unusual charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):


                                                  FOR THE SIXTEEN WEEKS ENDED
                                              ------------------------------------
                                              APRIL 20, 2002        APRIL 21, 2001
                                              --------------        --------------
                                                          (UNAUDITED)

SALES:
  Flowers Bakeries .................            $ 320,481             $ 321,565
  Mrs. Smith's Bakeries ............              161,574               165,799
  Elimination (1) ..................              (18,442)              (21,349)
                                                ---------             ---------
                                                $ 463,613             $ 466,015
                                                =========             =========

DEPRECIATION AND AMORTIZATION:
  Flowers Bakeries .................            $  13,488             $  13,142
  Mrs. Smith's Bakeries ............                8,357                 8,417
  Other ............................                   58                    58
                                                ---------             ---------
                                                $  21,903             $  21,617
                                                =========             =========

INCOME (LOSS) FROM OPERATIONS:
  Flowers Bakeries .................            $  25,275             $  20,438
  Mrs. Smith's Bakeries ............              (10,356)               (7,096)
  Other ............................               (7,083)               (9,305)
  Insurance proceeds ...............                   --                 6,789
  Unusual charges ..................                   --               (27,952)
                                                ---------             ---------
                                                $   7,836             $ (17,126)
                                                =========             =========

(1) Represents elimination of intersegment sales from Mrs. Smith's Bakeries to Flowers Bakeries.

12.      SUBSEQUENT EVENT

         On May 31, 2002, the company announced that its board of directors elected George E. Deese to the newly-created position of President and Chief Operating Officer of Flowers Foods, Inc.

         In connection with Mr. Deese's election to President and Chief Operating Officer, the company also announced that its two current operating segments, Flowers Bakeries and Mrs. Smith's Bakeries, will be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith's Bakeries and Flowers Snack. Flowers Snack will consist of the snack business currently operated by Mrs. Smith's Bakeries. The three operating segments intend to share administrative services, and each segment president will report directly to Mr. Deese. The restructuring will be effective July 14, 2002, the beginning of the company's third fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

MATTERS AFFECTING ANALYSIS:

The following discussion of the financial condition and results of operations for the sixteen-week period ended April 20, 2002 should be read in conjunction with Flowers Foods, Inc.'s (the "company's") annual report on Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

         On March 26, 2001, Flowers Industries, Inc. ("FII") shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of the Kellogg Company ("Kellogg"). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. ("Flowers Bakeries") and Mrs. Smith's Bakeries, Inc. ("Mrs. Smith's Bakeries") and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company ("Keebler") and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

         In addition, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001, and $5.3 million was amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company's continuing operations, with a corresponding credit to capital in excess of par value, as a result of payments being settled from the proceeds of the spin-off and merger transaction.

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

         On March 26, 2001, the company entered into a credit agreement that provided for total borrowings of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. In December 2001, the company made a voluntary debt payment of $50.0 million which, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized financing costs resulting in an early extinguishment debt charge of $1.1 million, net of tax, which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss. Also on March 26, 2001, the company purchased the notes receivable (the "distributor notes") from the independent distributors which had previously been owned by a third party financial institution and serviced by the company or a wholly-owned subsidiary of the company. The principal balance of the distributor notes at that date was $77.6 million. In addition in fiscal 2001, the company purchased certain fixed assets which were previously leased under operating leases. The purchase of the debentures, distributor notes and fixed assets were financed from the borrowings under the credit agreement discussed above.

         The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith's Bakeries recovered net insurance proceeds of $17.2 million. During the first quarter of fiscal 2001, Mrs. Smith's Bakeries received $6.8 million as partial payment on a final settlement of $7.5 million. The final $0.7 million payment was received in the second quarter of fiscal 2001.

         The company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and "indefinite-lived" intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change in the first period of adoption.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Further, the company has six months from the date of adoption to complete the first step. The second step of the impairment test measures the amount of the impairment loss (measured as of the beginning of the year), if any, and must be completed by the end of the company's 2002 fiscal year. The company expects to complete these steps in the goodwill impairment test within the required timeframe. While the company has not yet completed its transitional impairment test, management believes an impairment provision upon adoption of SFAS 142 could approximate $20 - $30 million. Further, management expects the adoption of SFAS 142 to reduce the company's amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001 (the first day of fiscal 2002).

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales, for the sixteen-week periods ended April 20, 2002 and April 21, 2001, are set forth below:


                                                FOR THE SIXTEEN WEEKS ENDED
                                              --------------------------------
                                              APRIL 20, 2002    APRIL 21, 2001
                                              --------------    --------------
                                                        (UNAUDITED)

Sales ....................................       100.00%            100.00%
Gross margin .............................        46.27%             45.60%
Selling, marketing and administrative
expenses .................................        39.86%             40.10%
Depreciation and amortization ............         4.72%              4.64%
Insurance proceeds .......................           --              (1.46)%
Unusual charges ..........................           --               6.00%
Interest, net .............................         1.09%              3.77%
Income (loss) before income taxes and
extraordinary gain .......................         0.60%             (7.45)%
Income tax expense (benefit) .............         0.23%             (1.94)%
Net income (loss) ........................         0.37%             (4.44)%

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 20, 2002 COMPARED TO SIXTEEN WEEKS ENDED APRIL 21,
2001

         Sales. For the first quarter ended April 20, 2002, sales were $463.6 million, or 0.5% lower than sales in the comparable quarter of the prior year, which were $466.0 million.

         Flowers Bakeries' sales for the first quarter of fiscal 2002, were $320.5 million, a decrease of 0.3% from sales of $321.6 million reported for the first quarter of fiscal 2001. Branded products distributed through the company's DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 64% of Flowers Bakeries' sales. These sales, driven by the company's Natures Own brand of soft variety breads, increased approximately 1.4% over the same period in the prior year. This increase is primarily attributable to increased selling prices and a favorable product mix. Sales in the foodservice channel represent approximately 18% of Flowers Bakeries' sales. These sales decreased approximately 3.3% from the same period in the prior year. This decrease was primarily due to product and customer mix changes. Store branded retail sales represent approximately 13% of Flowers Bakeries' sales. These sales decreased approximately 0.9% over the same period in the prior year. This decrease is primarily a result of a price decrease.

         Mrs. Smith's Bakeries' sales for first quarter of fiscal 2002, excluding intersegment sales of $18.4 million, were $143.1 million, a decrease of 1.0% from sales of $144.5 million, excluding intersegment sales of $21.3 million, reported during the first quarter of fiscal 2001. Branded products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 40% of Mrs. Smith's Bakeries' sales. These sales decreased approximately 9.5% over the same period in the prior year. This decrease was primarily a result of product cuts made to customer orders due to production equipment start up issues at the Spartanburg, South Carolina facility. The start up issues were a result of the closing of the Pembroke, North Carolina facility and the resulting shift of production to Spartanburg. Although the company built up finished goods inventory in anticipation of this move, the company did not have sufficient inventory of the right product at the right time to fully fill orders. Sales to foodservice customers represent approximately 30% of Mrs. Smith's Bakeries' sales. Foodservice sales increased approximately 6.2% over the same period in the prior year. This increase is primarily attributable to increased volume and pricing. Sales to in-store bakery customers represent approximately 15% of Mrs. Smith's Bakeries' sales. In-store bakery sales increased approximately 9.0% over the same period in the prior year. This increase is primarily attributable to increased volume and pricing. The balance of Mrs. Smith's Bakeries' sales is primarily to non-affiliated food companies under contract production arrangements. These sales were essentially flat year over year.

         Gross Margin (defined as net sales less materials, supplies, labor and other production costs). Gross margin for the first quarter of fiscal 2002 was $214.5 million, or 0.9% higher than gross margin reported in the same period of the prior year of $212.5 million. As a percent of sales, gross margin was 46.3% for the first quarter of fiscal 2002, compared to 45.6% for the first quarter of fiscal 2001.

         Flowers Bakeries' gross margin increased to 56.9% of sales for the first quarter of fiscal 2002, compared to 55.7% of sales for the first quarter of fiscal 2001. This increase can be attributed to lower utility, packaging and ingredient costs as well as a more favorable product mix. Additionally, there were reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher labor costs. The increase in labor costs can primarily be attributed to increases in insurance expenses.

         Mrs. Smith's Bakeries' gross margin decreased to 23.2% of sales for the first quarter of fiscal 2002, compared to 25.1% of sales for the first quarter of fiscal 2001. Improvements due to increased production in the Suwanee facility and favorable variances in overhead expenses were more than offset by the startup costs at Spartanburg mentioned above. A lower net selling price and a shift in product mix also adversely impacted the gross margin.

         Selling, Marketing and Administrative Expenses. During the first quarter of fiscal 2002, selling, marketing and administrative expenses were $184.8 million, or 39.9% of sales, as compared to $186.9 million, or 40.1% of sales reported for the first quarter of fiscal 2001.

         Flowers Bakeries' selling, marketing and administrative expenses were $143.5 million, or 44.8% of sales during the first quarter of fiscal 2002 as compared to $145.4 million, or 45.2% of sales during the first quarter of fiscal 2001. The decrease was comprised of decreases in labor and utility expenses. These decreases were partially offset by increases in advertising and bad debt expenses.

         Mrs. Smith's Bakeries' selling, marketing and administrative expenses were $35.2 million, or 24.6% of sales during the first quarter of fiscal 2002 as compared to $35.0 million, or 24.2% of sales during the first quarter of fiscal 2001. Mrs. Smith's Bakeries is currently undertaking a review of these categories and is in the process of taking appropriate action to reduce costs.

         Depreciation and Amortization. Depreciation and amortization expense was $21.9 million for the first quarter of fiscal 2002, an increase of 1.4% over the same period in the prior year, which was $21.6 million.

         Flowers Bakeries' depreciation and amortization expense increased slightly to $13.5 million for the first quarter of fiscal 2002 from $13.1 million in the first quarter of fiscal 2001. The increase is primarily attributable to the depreciation of assets that were leased in the prior year as well as an increase in capital expenditures. Partially offsetting these increases was a decrease in amortization expense of $0.7 million as a result of the implementation of SFAS 142.

         Mrs. Smith's Bakeries' depreciation and amortization expense for the first quarter of fiscal 2002 was $8.4 million as compared to the same amount in the first quarter of fiscal 2001. An increase in depreciation expenses, primarily as a result of an increase in capital expenditures and the purchase of assets that were leased in the prior year, was offset by a decrease in amortization expense of $0.5 million as a result of the implementation of SFAS 142.

         Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith's Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith's Bakeries filed claims under the company's insurance policies for a portion of these costs that it believed to be insured. During the first quarter of fiscal 2001, Mrs Smith's Bakeries received $6.8 million as partial payment on a final settlement of $7.5 million. The final $0.7 million payment was received in the second quarter of fiscal 2001.

         Unusual Charges. During the first quarter of fiscal 2001, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII's stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $11.0 million had already been expensed as of December 30, 2000. Accordingly, a charge of $28.0 million was recorded in the company's continuing operations in the first quarter of 2001.

         Interest Expense. For the first quarter of fiscal 2002, net interest expense was $5.0 million, a decrease of $12.6 million from the same period in the prior year, which was $17.6 million. The decrease is primarily related to a reduction in debt that resulted from the spin-off and merger transaction. In addition, the company made a voluntary debt payment of $50.0 million in the fourth quarter of fiscal 2001 resulting in decreased interest expense.

         Income (Loss) Before Income Taxes and Extraordinary Gain. Income before income taxes and extraordinary gain for the first quarter of fiscal 2002 was $2.8 million, an improvement of $37.5 million from the $34.7 million loss reported in the first quarter of fiscal 2001.

         The improvement is primarily a result of a decrease in unusual charges of $28.0 million. In addition there were significant improvements in the operating results of Flowers Bakeries of $4.8 million and a decrease in interest expense of $12.6 million as a result of the decrease in debt resulting from the spin-off and merger transaction and voluntary debt payment discussed above. Also, other operating losses decreased by $2.2 million, primarily as a result of decreased hedging losses. Partially offsetting these positive items was an increase in Mrs. Smith's Bakeries operating loss of $3.3 million and a decrease in insurance proceeds of $6.8 million.

         Extraordinary Gain on the Early Extinguishment of Debt. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures in the first quarter of fiscal 2001. The discount, of $12.3 million was partially offset by the write-off of $4.2 million in debt issuance costs and $3.1 million in taxes.

         Income Taxes. The income tax expense during the first quarter of fiscal 2002 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate due to non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES:

         Flowers Foods' cash and cash equivalents decreased to $6.0 million at April 20, 2002 from $12.3 million at December 29, 2001. The decrease resulted primarily from $3.6 million and $14.5 million disbursed for operating and investing activities, respectively, offset in part by $11.9 million provided by financing activities.

         Net cash of $3.6 million disbursed for operating activities consisted primarily of $30.5 million in working capital partially offset by $1.7 million in net income, adjusted for certain non-cash items of $25.2 million. Net cash disbursed for working capital and other activities resulted from an increase in inventories and other assets of $11.3 million and $9.9 million, respectively. Operating net cash flows were also negatively affected by a decrease in accounts payable and other accrued liabilities of $6.0 million.

         Net cash disbursed for investing activities during the first quarter of fiscal 2002 of $14.5 million included capital expenditures of $16.0 million. Capital expenditures at Flowers Bakeries and Mrs. Smith's Bakeries were $7.5 million and $8.5 million, respectively.

         Net cash provided by financing activities of $11.9 million consisted primarily of an increase in debt and capital lease obligations.

         The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Annual capital expenditures are restricted between $50.0 million and $57.5 million during the periods beginning in fiscal 2001 and ending with fiscal 2005. No dividends were paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. As of April 20, 2002, the company was in compliance with all covenants and believes that, given its current cash position, its cash flow from operating activities, and its available credit facilities, it can continue to comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements.

         At April 20, 2002 and April 21, 2001, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company's results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management does not expect the adoption of this statement to have a material impact on the company's results of operations or financial position.

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

COMMODITY PRICE RISK

         The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 20, 2002, the fair market value of the company's commodity derivative portfolio was $(1.1) million. Of this fair value, an immaterial amount is based on quoted market prices and $(1.1) million is based on models and other valuation methods. Additionally, of this fair value, $(1.1) million, $(0.5) million and $0.5 million, relate to instruments that will be utilized in fiscal 2002, 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company's exposure to commodity price risk. Based on the company's derivative portfolio as of April 20, 2002, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $(3.7) million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

INTEREST RATE RISK

         The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At April 20, 2002, the fair market value of the company's interest rate swap was $(4.2) million. The fair value of the swap is based on a valuation model using quoted market prices. The swap agreement expires in December 2003. A sensitivity analysis has been prepared to estimate the company's exposure to interest rate risk. Assuming a ten percent increase in market price, the fair value of the company's interest rate swap agreement at April 20, 2002, with a notional amount of $150.0 million, would increase by $0.9 million. A ten percent decrease in market price would reduce the fair value by $0.9 million.

         Based on the company's floating rate debt at April 20, 2002, including the effect of the interest rate swap agreement, assuming a ten percent increase in interest rates, the company's interest expense would increase by $0.2 million, while the impact of a ten percent decrease in interest rates would reduce interest expense by $0.2 million.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" (referred to hereafter as "SFAS 133"), was adopted by the company on December 31, 2000 (the first day of fiscal 2001).

         In accordance with SFAS 133, all derivatives are recognized on the Consolidated Balance Sheet in current or other assets or other accrued liabilities or other liabilities at their fair value. On the date the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge) or (2) a hedge of the variability of cash flows that are to be received or paid in connection with (a) a forecasted transaction or (b) a recognized asset or liability (a "cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity being hedged is used in production and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings in selling, marketing and administrative expenses. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are also reported in current-period earnings in selling, marketing and administrative expenses.

         While SFAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the company has determined that the more stringent accounting and documentation requirements under SFAS 133 does not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

         The cash effects of the company's commodity derivatives and interest rate swap are included in the Consolidated Statement of Cash Flows as cash flow from operating activities.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith's Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith's Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith's Bakeries and seeks lost profits as well as attorneys' fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by Generally Accepted Accounting Principles. The charge represents the company's estimate of the total costs (including attorney's fees and expenses) which it could incur in connection with this dispute. The company disagrees with the arbitrator's award and intends to continue to vigorously contest it, including a request that the arbitrator reconsider the interim award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         On May 31, 2002, the company announced that its board of directors elected George E. Deese to the newly-created position of President and Chief Operating Officer of Flowers Foods, Inc.

         In connection with Mr. Deese's election to President and Chief Operating Officer, the company also announced that its two current operating segments, Flowers Bakeries and Mrs. Smith's Bakeries, will be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith's Bakeries and Flowers Snack. Flowers Snack will consist of the snack business currently operated by Mrs. Smith's Bakeries. The three operating segments intend to share administrative services, and each segment president will report directly to Mr. Deese. The restructuring will be effective July 14, 2002, the beginning of the company's third fiscal quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLOWERS FOODS, INC.

                                    /s/ Amos R. McMullian
                                    -------------------------------------------
                                    By: Amos R. McMullian
                                    Chairman of the Board

                                    /s/ Jimmy M. Woodward
                                    -------------------------------------------
                                    By: Jimmy M. Woodward
                                    Vice President and Chief Financial Officer

                                    June 4, 2002
                                    -------------------------------------------
                                    Date