Form 10-Q
period 2002-07-13
FLOWERS FOODS INC
filed 2002-08-27
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _______________________________

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-2582379

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1919 FLOWERS CIRCLE, THOMASVILLE, GEORGIA

(Address of principal executive offices)

31757

(Zip Code)

229/226-9110

(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 23, 2002

Common Stock, $.01 par value with Preferred Share Purchase Rights	29,797,513

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER

PART I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet July 13, 2002 and December 29, 2001	3
Condensed Consolidated Statement of Income for the Twelve and Twenty-Eight Weeks Ended July 13, 2002 and July 14, 2001	4
Condensed Consolidated Statement of Cash Flows for the Twenty-Eight Weeks Ended July 13, 2002 and July 14, 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
PART II. Other Information
Item 1. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	24

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)

	JULY 13, 2002	DECEMBER 29, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,654	$12,280
Accounts and notes receivable, net of allowances of $2,720 and $1,271, respectively	113,027	104,104
Inventories, net:
Raw materials	16,796	18,593
Packaging materials	12,053	13,942
Finished goods	74,619	56,466

	103,468	89,001

Spare parts and supplies	22,763	20,981
Assets held for sale	18,056	18,025
Other	12,041	8,149

	273,009	252,540
Property, Plant and Equipment:
Land	33,872	33,324
Buildings	267,865	267,184
Machinery and equipment	676,754	656,727
Furniture, fixtures and transportation equipment	71,520	67,797
Construction in progress	11,053	8,570

	1,061,064	1,033,602
Less: accumulated depreciation	(453,757)	(423,170)

	607,307	610,432

Notes Receivable	71,111	72,940
Deferred Taxes	11,632	16,084
Other Assets	21,610	22,015

Cost in Excess of Net Tangible Assets:
Cost in excess of net tangible assets	175,420	174,913
Less: accumulated amortization	(51,609)	(49,233)

	123,811	125,680

	$1,108,480	$1,099,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$20,573	$15,648
Accounts payable	82,695	83,980
Facility closing costs and severance	6,624	4,830
Other accrued liabilities	85,193	81,756

	195,085	186,214

Long-Term Debt and Capital Leases	239,052	242,057

Other Liabilities:
Facility closing costs and severance	7,542	11,571
Postretirement/postemployment obligations	22,480	25,466
Other	12,940	12,746

	42,962	49,783
Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued Preferred stock-$.01 par value, 900,000 authorized and none issued Common stock-$.01 par value, 100,000,000 authorized and 29,797,513 and 29,797,513 shares issued, respectively	298	298
Capital in excess of par value	476,401	476,401
Retained earnings	157,614	149,842
Accumulated other comprehensive loss	(2,932)	(4,904)

	631,381	621,637

	$1,108,480	$1,099,691

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENT
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED

	JULY 13, 2002	JULY 14, 2001	JULY 13, 2002	JULY 14, 2001

Sales	$378,340	$368,461	$841,953	$834,476
Materials, supplies, labor and other production costs	203,832	195,518	452,913	449,206
Selling, marketing and administrative expenses	142,570	142,493	327,363	329,166
Depreciation and amortization	16,655	17,340	38,558	38,957
Insurance proceeds, net	—	(684)	—	(7,473)
Severance and other closing charges	1,311	3,135	1,311	3,135
Separation and other contractual payments	—	—	—	27,952

Income (loss) from operations	13,972	10,659	21,808	(6,467)

Interest (income)	(1,295)	(1,261)	(3,032)	(1,696)
Interest expense	5,432	6,914	12,203	24,927

Interest expense, net	4,137	5,653	9,171	23,231

Income (loss) before income taxes and extraordinary gain	9,835	5,006	12,637	(29,698)
Income tax expense (benefit)	3,786	1,304	4,865	(7,720)

Income (loss) before extraordinary gain	6,049	3,702	7,772	(21,978)
Extraordinary gain on early extinguishment of debt	—	—	—	5,000

Net income (loss)	$6,049	$3,702	$7,772	$(16,978)

Net Income (Loss) Per Common Share:
Basic:
Income (loss) before extraordinary gain on early extinguishment of debt	$0.20	$0.12	$0.26	$(0.74)
Extraordinary gain on early extinguishment of debt	—	—	—	0.17

Net income (loss) per share	$0.20	$0.12	$0.26	$(0.57)

Weighted average shares outstanding	29,798	29,798	29,798	29,798
Diluted:
Income (loss) before extraordinary gain on early extinguishment of debt	$0.20	$0.12	$0.25	$(0.74)
Extraordinary gain on early extinguishment of debt	—	—	—	0.17

Net income (loss) per share	$0.20	$0.12	$0.25	$(0.57)

Weighted average shares outstanding	30,433	30,219	30,740	29,798
Cash Dividends Paid Per Common Share	—	—	—	—

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED

	JULY 13, 2002	JULY 14, 2001

CASH FLOWS (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES:
Net income (loss)	$7,772	$(16,978)
Adjustments to reconcile net income (loss) to net cash (disbursed for) received from operating activities:
Extraordinary gain, net of tax	—	(5,000)
Unusual charges	—	3,135
Depreciation and amortization	38,558	38,957
Deferred income taxes	4,452	(7,720)
Provision for inventory obsolescence	1,845	1,897
Allowances for accounts receivable	1,869	1,637
Non-cash effect of derivative instruments	1,782	6,283
Other	—	(13)
Changes in assets and liabilities:
Accounts and notes receivable, net	(10,735)	(1,766)
Inventories, net	(16,312)	(32,318)
Other assets	(5,428)	12,101
Accounts payable and other accrued liabilities	(1,996)	(20,153)
Facility closing costs and severance	(1,046)	(2,241)

NET CASH (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES	$20,761	$(22,179)

CASH FLOWS (DISBURSED FOR) RECEIVED FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(31,843)	$(26,815)
Proceeds from / (purchase of) notes receivable	1,772	(77,646)
Dividends received	—	5,197
Proceeds from property disposals	409	57
Other	216	(737)

NET CASH (DISBURSED FOR) INVESTING ACTIVITIES	$(29,446)	$(99,944)

CASH FLOWS (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES:
Stock compensation and warrants exercised	—	$337
Proceeds from new credit agreement	—	251,000
Purchase of debentures	—	(193,776)
Payment of financing fees	—	(9,978)
Other debt and capital lease obligation proceeds / (payments)	59	(2,696)
Other net changes in debt and other liabilities in connection with the spin-off and merger	—	73,099

NET CASH RECEIVED FROM FINANCING ACTIVITIES	$59	$117,986

Net decrease in cash and cash equivalents	(8,626)	(4,137)
Cash and cash equivalents at beginning of period	12,280	11,845

Cash and cash equivalents at end of period	$3,654	$7,708

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 13, 2002 and December 29, 2001 (audited), the results of operations for the twelve and twenty-eight week periods ended July 13, 2002 and July 14, 2001 and statement of cash flows for the twenty-eight week periods ended July 13, 2002 and July 14, 2001. The results of operations for the twelve and twenty-eight week periods ended July 13, 2002 and July 14, 2001, are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, reserves for obsolescence and unmarketable inventory, valuation of long-lived assets and goodwill and deferred tax asset valuation allowances. These policies are the same as those summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, except as discussed in Note 4 below.

REPORTING PERIODS — The company’s quarterly reporting periods for fiscal 2002 are as follows: first quarter ended April 20, 2002 (sixteen weeks), second quarter ended July 13, 2002 (twelve weeks), third quarter ending October 5, 2002 (twelve weeks) and fourth quarter ending December 28, 2002 (twelve weeks).

RECLASSIFICATIONS – Certain reclassifications of prior period data have been made to conform with the current period reporting.

REVENUE RECOGNITION - During the twenty-eight weeks ended July 13, 2002, sales to the company’s largest customer were 10.2% of the consolidated company’s sales with 8.0% attributable to Flowers Bakeries and 2.2% attributable to Mrs. Smith’s Bakeries.

2.  SPIN-OFF AND MERGER TRANSACTION

     On March 26, 2001, Flowers Industries, Inc. (“FII”) shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of the Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. (“Flowers Bakeries”) and Mrs. Smith’s Bakeries, Inc. (“Mrs. Smith’s Bakeries”) and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

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

3.  COMPREHENSIVE INCOME

     The company has other comprehensive income resulting from its accounting for derivative financial instruments (see Note 7). Total comprehensive income (loss), determined as net income (loss) adjusted by other comprehensive income (loss) was $9.8 million and $(19.5) million for the twenty-eight weeks ended July 13, 2002 and July 14, 2001, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change at the date of adoption.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The company has completed step one of the transitional impairment test as required. The results of the test performed in step one indicate an impairment of goodwill related to the Mrs. Smith’s division. The company has begun step two of the transitional impairment test. The second step of the impairment test, which measures the amount of the impairment loss (measured as of the beginning of the fiscal year), if any, must be completed by the end of the company’s 2002 fiscal year. The company anticipates a goodwill impairment charge of $20 — $30 million to be recorded as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle by the end of fiscal 2002. Further, management expects the adoption of SFAS 142 to reduce the company’s amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001. Through the end of the second fiscal quarter, the company has reduced its amortization expense by $2.2 million as a result of the adoption of SFAS 142.

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

     The following table sets forth the information for goodwill and other intangible assets:

	JULY 13, 2002	DECEMBER 29, 2001

	(amounts in thousands)
Goodwill, net	$79,244	$79,975
Intangible assets not subject to amortization:
Trademarks	29,538	29,538
Other	903	903
Intangible assets subject to amortization:
Trademarks	4,415	3,237
Customer relationships	7,240	8,056
Non-compete agreements	1,389	2,567
Other	1,082	1,404

Total intangible assets, net	$123,811	$125,680

     During the first quarter of fiscal 2002, Mrs. Smith’s Bakeries recorded a $1.2 million adjustment to reduce its purchase accounting reserve with offsetting entries of $0.7 million and $0.5 million, to goodwill and deferred taxes, respectively. This reserve and the related goodwill and deferred taxes were recorded in fiscal 1996 as a result of the purchase of Mrs. Smith’s Bakeries and the subsequent closure of its Pottstown, Pennsylvania production facility. This adjustment is the result of more accurate information regarding medical and worker’s compensation expenses.

     The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following tables:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED

	JULY 13, 2002	JULY 14, 2001	JULY 13, 2002	JULY 14, 2001

	(amounts in thousands)
Reported income (loss) before extraordinary gain	$6,049	$3,702	$7,772	$(21,978)
Add back: goodwill amortization, net of tax	—	551	—	1,248
Add back: trademark amortization, net of tax	—	211	—	412

Adjusted income (loss) before extraordinary gain	$6,049	$4,464	$7,772	$(20,318)

BASIC EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain	$0.20	$0.12	$0.26	$(0.74)
Goodwill amortization, net of tax	—	0.02	—	0.04
Trademark amortization, net of tax	—	0.01	—	0.01

Adjusted income (loss) before extraordinary gain	$0.20	$0.15	$0.26	$(0.69)

DILUTED EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain	$0.20	$0.12	$0.25	$(0.74)
Goodwill amortization, net of tax	—	0.02	—	0.04
Trademark amortization, net of tax	—	0.01	—	0.01

Adjusted income (loss) before extraordinary gain	$0.20	$0.15	$0.25	$(0.69)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED

	JULY 13, 2002	JULY 14, 2001	JULY 13, 2002	JULY 14, 2001

	(amounts in thousands)
Reported net income (loss)	$6,049	$3,702	$7,772	$(16,978)
Add back:goodwill amortization, net of tax	—	551	—	1,248
Add back:trademark amortization, net of tax	—	211	—	412

Adjusted net income (loss)	$6,049	$4,464	$7,772	$(15,318)

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	$0.20	$0.12	$0.26	$(0.57)
Goodwill amortization, net of tax	—	0.02	—	0.04
Trademark amortization, net of tax	—	0.01	—	0.01

Adjusted net income (loss)	$0.20	$0.15	$0.26	$(0.52)

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	$0.20	$0.12	$0.25	$(0.57)
Goodwill amortization, net of tax	—	0.02	—	0.04
Trademark amortization, net of tax	—	0.01	—	0.01

Adjusted net income (loss)	$0.20	$0.15	$0.25	$(0.52)

5.  RECLASSIFICATION OF COUPON AND SLOTTING COSTS

     Effective December 30, 2001 (the first day of fiscal 2002), the company has applied the consensus reached by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future,” and No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the

Vendor’s Products” and identifies other related interpretive issues. The company adopted the provisions of EITF Issue No. 00-22 on December 31, 2000. EITF Issue No. 01-9 requires certain selling expenses incurred by the company, not previously reclassified (primarily coupon and slotting costs), to be classified as reductions of sales. The adoption of the remaining items included in EITF Issue No. 01-9 (EITF 00-14 and EITF 00-25) resulted in the company reducing both sales and selling, marketing and administrative expenses by an aggregate of approximately $1.3 and $3.5 million for the twelve and twenty-eight weeks, respectively, ended July 13, 2002. Prior year aggregate amounts of $0.5 and $1.7 million, respectively, for the twelve and twenty-eight weeks ended July 14, 2001 have also been reclassified to reflect this change. These reclassifications have no impact on net income.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins on December 29, 2002.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be effective for exit or disposal activities of the company that are initiated on or after December 29, 2002 (the first day of fiscal 2003).

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

     During the twenty-eight weeks ended July 13, 2002, changes to accumulated other comprehensive loss, net of tax, resulting from hedging activities were as follows:

DR/(CR)

(amounts in
thousands)

Accumulated other comprehensive loss at December 29, 2001	$4,904
Net deferred gains on closed contracts	612
Reclassified to earnings (materials, supplies, labor and other production costs)	(589)
Effective portion of change in fair value of hedging instruments	(1,995)

Accumulated other comprehensive loss at July 13, 2002	$2,932

     Of the $2.9 million in accumulated other comprehensive loss, approximately $1.0 million, $2.5 million and $(0.6) million were related to instruments expiring in fiscal 2002, 2003 and 2004, respectively, and an immaterial amount was related to deferred gains and losses on cash flow hedge positions.

     As of July 13, 2002, the company’s hedge portfolio contained commodity derivatives with a fair value of $1.4 million. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), instruments with a fair value of $1.5 million on July 13, 2002 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The remaining $(0.1) million in fair value of commodity derivatives at July 13, 2002 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During the twenty-eight weeks ended July 13, 2002, $0.4 million in income was recorded to current earnings due to changes in fair value of these instruments.

     In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed-rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, this swap transaction is designated as a cash-flow hedge. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swap on July 13, 2002 was $(6.3) million. During the twenty-eight weeks ended July 13, 2002, $3.3 million of additional interest expense was recognized due to periodic settlements of the swap. There was no ineffectiveness recorded to current earnings related to the interest rate swap.

8.  DEBT

     Long-term debt consisted of the following at July 13, 2002 and December 29, 2001, (amounts in thousands):

	INTEREST
	RATE	MATURITY	JULY 13, 2002	DECEMBER 29, 2001

Senior Secured Credit Facilities	4.55%	2007	$193,256	$189,250
Capital Lease Obligations	4.72%	2008	59,098	60,389
Other Note Payable	7.48%	2004	7,271	8,066

			$259,625	$257,705
Less Current Maturities			20,573	15,648

Total Long-Term Debt			$239,052	$242,057

     In fiscal 2001, the company purchased certain fixed assets that were previously leased under operating leases. In addition, on March 26, 2001, the company purchased the notes receivable (“distributor notes”) from the independent distributors that had been previously owned by a third party financial institution and serviced by the company or a wholly owned subsidiary of the company. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the “debentures”) and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures.

     The purchases of the fixed assets, distributor notes and debentures were financed primarily from the proceeds of a credit agreement entered into by the company on March 26, 2001. At inception, the credit agreement provided for total borrowings of up to $380 million, consisting of Term Loan A of $100 million and Term Loan B of $150 million and a revolving loan facility of $130 million.

     The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum total leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2002. No dividends were allowed to be paid in fiscal 2001. In fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million, unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. At July 13, 2002, the company was in compliance with these restrictive financial covenants.

9.  FACILITY CLOSING COSTS AND SEVERANCE

     On May 31, 2002, the company announced that its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, would be restructured to form three operating segments. Effective July 14, 2002 (the first day of fiscal third quarter 2002), these segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share certain administrative services. During the second quarter of fiscal 2002, in connection with the restructuring, the company eliminated approximately seventy positions and recorded a charge of $1.3 million. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

     During the first quarter of fiscal 2002, Mrs. Smith’s Bakeries recorded a $1.2 million adjustment to reduce its purchase accounting reserve recorded in fiscal 1996 as a result of the purchase of Mrs. Smith’s Bakeries and subsequent closure of its Pottstown, Pennsylvania production facility. This adjustment is a result of more accurate information regarding medical and worker’s compensation expenses.

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

		PROVISION/
	12/29/2001	(ADJUSTMENT)	SPENDING	7/13/2002

Noncancelable lease obligations and other facility closing costs	$13,489	$—	$(1,767)	$11,722
Severance	239	963	(431)	771
Other	2,673	(842)	(158)	1,673

Total	$16,401	$121	$(2,356)	$14,166

10.  LITIGATION

     On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleged breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and sought lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by Generally Accepted Accounting Principles. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The provisions of this award also provide for the accrual of post-petition interest until such award is settled or paid. During the second quarter of fiscal 2002, the company recorded $0.4 million in interest expense related to this award.

     On April 23, 2002, the company filed a Motion for Reconsideration on the issue of damages. That Motion was denied, and a Final Award was entered on June 11, 2002. On June 26, 2002, the company filed a Motion to Vacate the Final Award in the United States District Court for the Eastern District of Pennsylvania. On July 17, 2002, Trans American Brokerage, Inc. filed a Petition to Confirm Arbitration Award and Enforce Judgment in the same Court. Both the Motion to Vacate and the Petition have been fully briefed, and the parties are waiting for a decision from the Court.

11.  SEGMENT REPORTING

     At the end of the second fiscal quarter, the company had two reportable segments, Flowers Bakeries and Mrs. Smith’s Bakeries. Flowers Bakeries produces fresh breads and rolls and Mrs. Smith’s Bakeries produces fresh and frozen baked desserts, snacks, breads and rolls. The segments are managed as strategic business units due to their distinct production processes and marketing strategies. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and unusual charges. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 13, 2002	JULY 14, 2001	JULY 13, 2002	JULY 14, 2001

SALES:
Flowers Bakeries	$253,001	$250,517	$573,482	$572,082
Mrs. Smith’s Bakeries	139,435	132,166	301,009	297,677
Elimination (1)	(14,096)	(14,222)	(32,538)	(35,283)

	$378,340	$368,461	$841,953	$834,476

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,125	$10,816	$23,613	$23,958
Mrs. Smith’s Bakeries	6,487	6,481	14,844	14,898
Unallocated corporate expenses	43	43	101	101

	$16,655	$17,340	$38,558	$38,957

INCOME (LOSS) FROM OPERATIONS:
Flowers Bakeries	$23,591	$19,161	$48,866	$39,599
Mrs. Smith’s Bakeries	(2,439)	(409)	(12,795)	(7,505)
Unallocated corporate expenses	(5,869)	(5,642)	(12,952)	(14,947)
Insurance proceeds (2)		684		7,473
Unusual charges (3)	(1,311)	(3,135)	(1,311)	(31,087)

	$13,972	$10,659	$21,808	$(6,467)

(1)	Represents elimination of intersegment sales from Mrs. Smith’s Bakeries to Flowers Bakeries.

(2)	Represents proceeds from insurance settlement at Mrs. Smith’s Bakeries.

(3)	Represents a $1.3 million charge at Mrs. Smith’s Bakeries in the second quarter of fiscal 2002, a $3.1 million charge at Flowers Bakeries in the second quarter of fiscal 2001 and separation and other contractual payments related to the spin-off and merger transaction made in the first quarter of fiscal 2001 of $6.6 million, $8.2 million and $13.1 million at Mrs. Smith’s Bakeries, Flowers Bakeries and corporate, respectively.

     On May 31, 2002, the company announced that its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, will be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack will consist of the snack business currently operated by Mrs. Smith’s Bakeries. The three operating segments intend to share administrative services, and each segment president will report directly to George E. Deese, President and Chief Operating Officer of the company. The restructuring was effective July 14, 2002, the beginning of the company’s third fiscal quarter. Segment data will be restated to reflect the restructuring of the company into three segments beginning in the third fiscal quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion of the financial condition and results of operations for the twelve and twenty-eight week periods ended July 13, 2002 should be read in conjunction with the company’s annual report on Form 10-K for the fiscal year ended December 29, 2001.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the footnotes to our financial statements in the company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application, or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the year ended December 29, 2001, we discuss the areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

MATTERS AFFECTING ANALYSIS:

     On May 31, 2002, the company announced that, effective July 14, 2002 (the first day of fiscal third quarter 2002), its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, would be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share certain administrative services, and as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

     On March 26, 2001, Flowers Industries, Inc. (“FII”) shareholders approved a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly owned subsidiary of the Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. (“Flowers Bakeries”) and Mrs. Smith’s Bakeries, Inc. (“Mrs. Smith’s Bakeries”) and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

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

     On March 26, 2001, the company entered into a credit agreement that provided for total borrowings of up to $380.0 million, consisting of Term Loan A of $100.0 million, Term Loan B of $150.0 million and a revolving loan facility of $130.0 million. In December 2001, the company made a voluntary debt payment of $50.0 million that, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized financing costs resulting in an early extinguishment of debt charge of $1.1 million, net of tax, which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss. Also on March 26, 2001, the company purchased the notes receivable (the “distributor notes”) from the independent distributors that had previously been owned by a third party financial institution and serviced by the company or a wholly owned subsidiary of the company. The principal balance of the distributor notes at that date was $77.6 million. In addition, in fiscal 2001 the company purchased certain fixed assets which were previously leased under operating leases. The purchase of the debentures, distributor notes and fixed assets were financed from borrowings under the credit agreement discussed above.

     The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During fiscal 2000, Mrs. Smith’s Bakeries recovered net insurance proceeds of $17.2 million. During the first quarter of fiscal 2001, Mrs. Smith’s Bakeries received $6.8 million as partial payment on a final settlement of $7.5 million. The final $0.7 million payment was received in the second quarter of fiscal 2001.

     The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change at the date of adoption.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The company has completed step one of the transitional impairment test as required. The results of the test performed in step one indicate an impairment of goodwill related to the Mrs. Smith’s division. The company has begun step two of the transitional impairment test. The second step of the impairment test, which measures the amount of the impairment loss (measured as of the beginning of the fiscal year), if any, must be completed by the end of the company’s 2002 fiscal year. The company anticipates a goodwill impairment charge of $20 — $30 million to be recorded as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle by the end of fiscal 2002. Further, management expects the adoption of SFAS 142 to reduce the company’s amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001. Through the end of the second fiscal quarter, the company has reduced its amortization expense by $2.2 million as a result of the adoption of SFAS 142.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight week periods ended July 13, 2002 and July 14, 2001, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED

	JULY 13, 2002	JULY 14, 2001	JULY 13, 2002	JULY 14, 2001

	(UNAUDITED)
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	46.12%	46.94%	46.21%	46.17%
Selling, marketing and administrative expenses	37.68%	38.67%	38.88%	39.45%
Depreciation and amortization	4.40%	4.71%	4.58%	4.67%
Insurance proceeds	—	(0.19)%	—	(0.90)%
Unusual charges	0.35%	0.85%	0.16%	3.73%
Interest, net	1.09%	1.53%	1.09%	2.78%
Income (loss) before income taxes and extraordinary gain	2.60%	1.36%	1.50%	(3.56)%
Income tax expense (benefit)	1.00%	0.35%	0.58%	(0.93)%
Net income (loss)	1.60%	1.00%	0.92%	(2.03)%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 13, 2002 COMPARED TO TWELVE WEEKS ENDED JULY 14, 2001

     Sales. For the second quarter ended July 13, 2002, sales were $378.3 million, or 2.7% higher than sales in the comparable quarter of the prior year, which were $368.5 million.

     Flowers Bakeries’ sales for the second quarter of fiscal 2002, were $253.0 million, an increase of 1.0% from sales of $250.5 million reported for the second quarter of fiscal 2001. Flowers Bakeries sells its products through its direct-store-delivery (“DSD”) network of independent distributors. The company reports as its sales revenues for Flowers Bakeries the aggregate amounts paid by the ultimate retail or food service customer. The portions of such sales revenues that are retained by the distributors as discounts are recorded by the company as selling expenses. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 66% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 4.0% over the same period in the prior year. This increase is primarily attributable to increased volume. The Kotarides acquisition that was made by the company last year contributed to 1.5% of the volume increase. These volume increases were partially offset by decreases in prices and higher allowances that resulted from pricing pressures from competitors. Sales in the foodservice channel represent approximately 16% of Flowers Bakeries’ sales. These sales decreased approximately 4.9% from the same period in the prior year.

This decrease was primarily due to product and customer mix changes and continues to reflect soft trends in this channel. Store branded retail sales represent approximately 14% of Flowers Bakeries’ sales. These sales decreased approximately 1.2% from the same period in the prior year. This decrease is primarily a result of price decreases and higher allowances.

     Mrs. Smith’s Bakeries’ sales for the second quarter of fiscal 2002, excluding intersegment sales of $14.1 million, were $125.3 million, an increase of 6.3% from sales of $117.9 million, excluding intersegment sales of $14.2 million, reported during the second quarter of fiscal 2001. Branded products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 34% of Mrs. Smith’s Bakeries’ sales. These sales increased approximately 3.2% over the same period in the prior year. This increase was primarily a result of increased volume which was partially offset by higher allowances. Sales to foodservice customers represent approximately 33% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 16.4% over the same period in the prior year. This increase is primarily attributable to sales resulting from a contract with a national fast food restaurant to supply buns related to a special promotional product. There is no guarantee that this promotional product will continue at such a level. Sales to in-store bakery customers represent approximately 17% of Mrs. Smith’s Bakeries’ sales. In-store bakery sales increased approximately 11.2% over the same period in the prior year. This increase is primarily attributable to volume related to increased sales to a national supermarket chain. The balance of Mrs. Smith’s Bakeries’ sales is primarily to non-affiliated food companies under contract production arrangements. These sales decreased 10.0% from the same period in the prior year. This decrease is a result of decreased volume in the vending channel.

     Gross Margin. The company defines gross margin as net sales less materials, supplies, labor and other production costs. It also excludes depreciation, amortization and distributor discounts. Gross margin for the second quarter of fiscal 2002 was $174.5 million, or 0.9% higher than gross margin reported in the same period of the prior year of $172.9 million. As a percent of sales, gross margin decreased to 46.1% for the second quarter of fiscal 2002, as compared to 46.9% for the second quarter of fiscal 2001.

     Flowers Bakeries’ gross margin increased to 57.0% of sales for the second quarter of fiscal 2002, compared to 56.5% of sales for the second quarter of fiscal 2001. This increase can be attributed to lower utility and packaging costs as well as a more favorable product mix. These improvements were partially offset by higher labor costs and ingredient costs. The increase in labor costs can primarily be attributed to increases in employee welfare benefit expenses.

     Mrs. Smith’s Bakeries’ gross margin decreased to 25.3% of sales for the second quarter of fiscal 2002, compared to 28.5% of sales for the second quarter of fiscal 2001. Improvements due to increased production in the Suwanee facility and favorable variances in overhead expenses were more than offset by the continued cost overruns at the Spartanburg, South Carolina facility resulting from the shift of production of the closed Pembroke, North Carolina facility to Spartanburg. Additionally, a lower net selling price resulting from higher allowances and a shift in product mix also adversely impacted the gross margin.

     Selling, Marketing and Administrative Expenses. During the second quarter of fiscal 2002, selling, marketing and administrative expenses were $142.6 million, or 37.7% of sales, as compared to $142.5 million, or 38.7% of sales reported for the second quarter of fiscal 2001.

     Flowers Bakeries’ selling, marketing and administrative expenses include expense for discounts paid to the company's independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $110.4 million, or 43.7% of sales during the second quarter of fiscal 2002 as compared to $111.5 million, or 44.5% of sales during the second quarter of fiscal 2001. The decrease was primarily a result of decreases in labor expenses. These decreases were partially offset by increases in advertising expenses.

     Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $27.6 million, or 22.0% of sales during the second quarter of fiscal 2002 as compared to $27.6 million, or 23.4% of sales during the second quarter of fiscal 2001. As a part of the company’s decision to restructure, Mrs. Smith’s Bakeries eliminated approximately seventy administrative positions during the second quarter. Management expects selling, marketing and administrative expenses to decrease going forward as a result of this restructuring.

     Depreciation and Amortization. Depreciation and amortization expense was $16.7 million for the second quarter of fiscal 2002, a decrease of 3.5% from the same period in the prior year, which was $17.3 million.

     Flowers Bakeries’ depreciation and amortization expense decreased to $10.1 million for the second quarter of fiscal 2002 from $10.8 million in the second quarter of fiscal 2001. The decrease is primarily attributable to a decrease in amortization expense of $0.5 million as a result of the implementation of SFAS 142.

     Mrs. Smith’s Bakeries’ depreciation and amortization expense for the second quarter of fiscal 2002 was $6.5 million as compared to the same amount in the second quarter of fiscal 2001. An increase in depreciation expenses as a result of capital expenditures was offset by a decrease in amortization expense of $0.5 million as a result of the implementation of SFAS 142.

     Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During the first quarter of fiscal 2001, Mrs Smith’s Bakeries received $6.8 million as partial payment on a final settlement of $7.5 million. The final $0.7 million payment was received in the second quarter of fiscal 2001.

     Unusual Charges. On May 31, 2002, the company announced that, effective July 14, 2002, (the first day of fiscal third quarter 2002), its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, would be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share certain administrative services, and as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

     Interest Expense. For the second quarter of fiscal 2002, net interest expense was $4.1 million, a decrease of $1.6 million from the same period in the prior year, which was $5.7 million. The decrease is primarily related to a reduction in debt that resulted from a voluntary debt payment of $50.0 million made in the fourth quarter of fiscal 2001 resulting in decreased interest expense. This decrease was partially offset by a $0.4 million accrual of interest related to the Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. arbitration discussed below in Part II - Item 1: Legal Proceedings.

     Income (Loss) Before Income Taxes. Income before income taxes and extraordinary gain for the second quarter of fiscal 2002 was $9.8 million, an improvement of $4.8 million from the $5.0 million reported in the second quarter of fiscal 2001.

     The improvement is primarily a result of a decrease in unusual charges of $1.8 million. In addition there were significant improvements in the operating results of Flowers Bakeries of $4.4 million and a decrease in interest expense of $1.6 million as a result of the voluntary debt payment discussed above. Partially offsetting these positive items was an increase in Mrs. Smith’s Bakeries operating loss of $2.0 million and a decrease in insurance proceeds of $0.7 million. Also, unallocated corporate expenses increased by $0.3 million in the most recent quarter.

     Income Taxes. The income tax expense during the second quarter of fiscal 2002 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate due to state income taxes.

TWENTY-EIGHT WEEKS ENDED JULY 13, 2002 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 14, 2001

     Sales. For the twenty-eight weeks ended July 13, 2002, sales were $842.0 million, or 0.9% higher than sales in the comparable period of the prior year, which were $834.5 million.

     Flowers Bakeries’ sales for the twenty-eight weeks ended July 13, 2002, were $573.5 million, an increase of 0.2% from sales of $572.1 million reported for the same period in the prior year. Flowers Bakeries sells its products through its direct-store-delivery ("DSD") network of independent distributors. The company reports as its sales revenues for Flowers Bakeries the aggregate amounts paid by the ultimate retail or food service customer. The portions of such sales revenues that are retained by the distributors as discounts are recorded by the company as selling expenses. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 65% of Flowers Bakeries’ sales. These sales, driven by the company’s Natures Own brand of soft variety breads, increased approximately 2.5% over the same period in the prior year. This increase is primarily attributable to the Kotarides acquisition and is partially offset by decreases in price and same-store volume. Sales in the foodservice channel represent approximately 17% of Flowers Bakeries’ sales. These sales decreased approximately 4.0% from the same period in the prior year. This decrease was primarily due to product and customer mix changes. Store branded retail sales represent approximately 13% of Flowers Bakeries’ sales. These sales decreased approximately 1.0% from the same period in the prior year primarily as a result of price decreases.

     Mrs. Smith’s Bakeries’ sales for the twenty-eight weeks ended July 13, 2002, excluding intersegment sales of $32.5 million, were $268.5 million, an increase of 2.3% from sales of $262.4 million, excluding intersegment sales of $35.3 million, reported during the same period in the prior year. Branded products distributed frozen and non-frozen to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 35% of Mrs. Smith’s Bakeries’ sales. These sales decreased approximately 3.3% from the same period in the prior year. This decrease was primarily a result of product cuts made to customer orders due to production equipment start up issues at the Spartanburg facility during the first quarter of fiscal 2002. The start up issues were a result of the closing of the Pembroke, North Carolina facility and the resulting shift of production to Spartanburg. Although the company built up finished-goods inventory in anticipation of this move, the company did not have sufficient inventory of the right product at the right time to fully fill orders. Sales to foodservice customers represent approximately 32% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 10.9% over the same period in the prior year. This increase is primarily attributable to sales related to a contract with a national fast food restaurant to supply buns related to a special promotional product. There is no guarantee that this promotional product will continue at such a level. Sales to in-store bakery customers represent approximately 17% of Mrs. Smith’s Bakeries’ sales. In-store bakery sales increased approximately 10.3% over the same period in the prior year. This increase is primarily attributable to volume related to increased sales to a national supermarket chain. The balance of Mrs. Smith’s Bakeries’ sales is primarily to non-affiliated food companies under contract production arrangements. These sales decreased 7.2% over the same period in the prior year. The decrease is attributable to decreased volume in the vending channel.

     Gross Margin. The company defines gross margin as net sales less materials, supplies, labor and other production costs. It also excludes depreciation, amortization and distributor discounts. Gross margin for the twenty-eight weeks ended July 13, 2002, was $389.0 million, or 1.0% higher than gross margin reported in the same period of the prior year of $385.3 million. As a percent of sales, gross margin was flat year over year at 46.2%.

     Flowers Bakeries’ gross margin increased to 56.9% of sales for the twenty-eight weeks ended July 13, 2002, compared to 56.0% of sales for the same period in the prior year. This increase can be attributed to lower utility, packaging and ingredient costs as well as a more favorable product mix. Additionally, there were reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher labor costs. The increase in labor costs can primarily be attributed to increases in insurance expenses.

     Mrs. Smith’s Bakeries’ gross margin decreased to 24.2% of sales for the twenty-eight weeks ended July 13, 2002, compared to 26.6% of sales for the same period in the prior year. Improvements due to increased production in the Suwanee facility and favorable variances in overhead expenses were more than offset by the continued cost overruns at Spartanburg mentioned above. Additionally, a lower net selling price resulting from higher allowances and a shift in product mix also adversely impacted the gross margin.

     Selling, Marketing and Administrative Expenses. For the twenty-eight weeks ended July 13, 2002, selling, marketing and administrative expenses were $327.4 million, or 38.9% of sales as compared to $329.2 million, or 39.4% of sales reported for the twenty-eight weeks ended July 14, 2001.

     Flowers Bakeries’ selling, marketing and administrative expenses include expense for discounts paid to the company's independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $253.9 million, or 44.3% of sales during the twenty-eight weeks ended July 13, 2002 as compared to $256.9 million, or 44.9% of sales during the same period in the prior year. The decrease was comprised of decreases in labor and utility expenses. These decreases were partially offset by increases in advertising and bad debt expenses.

     Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $62.8 million, or 23.4% of sales during the twenty-eight weeks ended July 13, 2002 as compared to $62.4 million, or 23.8% of sales during the same period in the prior year. As a part of the company’s decision to restructure, Mrs. Smith’s Bakeries eliminated approximately seventy administrative positions during the second quarter of fiscal 2002. Management expects selling, marketing and administrative expenses to decrease going forward as a result of this restructuring.

     Depreciation and Amortization. Depreciation and amortization expense was $38.6 million for the twenty-eight weeks ended July 13, 2002, a decrease of 1.0% from the same period in the prior year, which was $39.0 million.

     Flowers Bakeries’ depreciation and amortization expense decreased to $23.6 million for the twenty-eight weeks ended July 13, 2002 from $24.0 million in the same period in the prior year. The decrease is primarily attributable to a decrease in amortization expense of $1.2 million as a result of the implementation of SFAS 142. Partially offsetting this decrease was the depreciation of assets that were leased in the prior year as well as depreciation on capital projects put in service in the current year.

     Mrs. Smith’s Bakeries’ depreciation and amortization expense for the twenty-eight weeks ended July 13, 2002 was $14.8 million as compared to $14.9 million in the same period in the prior year. An increase in depreciation expense, primarily as a result of an increase in capital expenditures and the purchase of assets that were leased in the prior year, was offset by a decrease in amortization expense of $1.0 million as a result of the implementation of SFAS 142.

     Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During the twenty-eight weeks ended July 13, 2002, the company received a final settlement of $7.5 million.

     Unusual Charges. On May 31, 2002, the company announced that, effective July 14, 2002 (the first day of fiscal 2002 third quarter), its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, would be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share administrative services, and as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

     During the first quarter of fiscal 2001, in connection with the spin-off and merger transaction, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $11.0 million had already been expensed as of December 30, 2000. Accordingly, a charge of $28.0 million was recorded in the company’s continuing operations in the first quarter of 2001.

     Interest Expense. For the twenty-eight weeks ended July 13, 2002, net interest expense was $9.2 million, a decrease of $14.0 million from the same period in the prior year, which was $23.2 million. The decrease is primarily related to a reduction in debt that resulted from the spin-off and merger transaction. In addition, the company made a voluntary debt payment of $50.0 million in the fourth quarter of fiscal 2001, resulting in decreased interest expense. This decrease in interest was partially offset by a $0.4 million accrual of interest related to the Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. arbitration discussed below in Part II—Item 1: Legal Proceedings.

     Income (Loss) Before Income Taxes and Extraordinary Gain. Income before income taxes and extraordinary gain for the twenty-eight weeks ended July 13, 2002 was $12.6 million, an improvement of $42.5 million from the $29.9 million loss reported for the same period of the prior year.

     The improvement is primarily a result of a decrease in unusual charges of $29.8 million. In addition there were significant improvements in the operating results of Flowers Bakeries of $9.3 million and a decrease in interest expense of $14.0 million as a result of the decrease in debt resulting from the spin-off and merger transaction and voluntary debt payment discussed above. Also, other operating losses decreased by $2.2 million, primarily as a result of decreased hedging losses. Partially offsetting these positive items was an increase in Mrs. Smith’s Bakeries’ operating loss of $5.3 million and a decrease in insurance proceeds of $7.5 million.

     Extraordinary Gain on the Early Extinguishment of Debt. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures in the first quarter of fiscal 2001. The discount of $12.3 million was partially offset by the write-off of $4.2 million in debt issuance costs and $3.1 million in taxes.

     Income Taxes. Income tax expense for the twenty-eight weeks ended July 13, 2002, was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES:

     Flowers Foods’ cash and cash equivalents decreased to $3.7 million at July 13, 2002 from $12.3 million at December 29, 2001. The decrease resulted primarily from $29.4 million disbursed for investing activities, offset in part by $20.8 million provided by operating activities.

     Net cash of $20.8 million received from operating activities consisted primarily of $7.8 million in net income, adjusted for certain non-cash items of $47.8 million. These positive items were partially offset by cash disbursed for working capital and other activities of $34.8 million. Net cash disbursed for working capital and other activities resulted from an increase in inventories and accounts receivable of $16.3 million and $10.7 million, respectively. The increase in inventory can primarily be attributed to the ramp up in production for Mrs. Smith’s Bakeries’ holiday pie season which begins in the third quarter.

     Net cash disbursed for investing activities during the twenty-eight weeks ended July 13, 2002, of $29.4 million included capital expenditures of $31.8 million. Capital expenditures at Flowers Bakeries and Mrs. Smith’s Bakeries were $13.6 million and $18.2 million, respectively.

     Net cash received from financing activities of $0.1 million consisted primarily of a decrease in debt and capital lease obligations.

     The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Annual capital expenditures are restricted between $50.0 million and $57.5 million during the periods beginning in fiscal 2001 and ending with fiscal 2005. No dividends were permitted to be paid in fiscal 2001. Commencing in fiscal 2002, the maximum amount of dividends that can be paid cannot exceed $5.0 million unless certain conditions are met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. As of July 13, 2002, the company was in compliance with all covenants and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can continue to comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements.

     The company’s credit rating by Moody’s as of July 13, 2002 was Ba2 . The company’s credit rating by Standard and Poor’s as of July 13, 2002 was BBB-. The company’s credit rating by Fitch as of July 13, 2002 was BB+. Changes in the company’s credit rating do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could effect future credit availability.

     At July 13, 2002 and July 14, 2001, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” In addition, this Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins on December 29, 2002.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS No. 146 will be effective for exit or disposal activities of the company that are initiated on or after December 29, 2002 (the first day of fiscal 2003).

FORWARD-LOOKING STATEMENTS:

     Statements contained in this filing, including, without limitation, Part II—Item 1: Legal Proceedings, and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology.

     Forward-looking statements are based on current information, and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees and independent distributors; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;
•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;
•	our ability to operate existing, and any new, manufacturing lines according to schedule;
•	the level of success we achieve in developing and introducing new products and entering new markets;
•	the credit and business risks associated with our customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry; and
•	any business disruptions due to political instability, armed hostilities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions.

     We caution you not to place undue reliance on forward-looking statements, as they speak only as of the date made and are inherently uncertain. The company undertakes no obligation to publicly revise or update such statements, except as required by law.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At July 13, 2002, the fair market value of the company’s commodity derivative portfolio was $1.4 million. Of this fair value, an immaterial amount is based on quoted market prices and $1.4 million is based on models and other valuation methods. Additionally, of this fair value, $(0.1) million, $0.6 million and $0.9 million, relate to instruments that will be utilized in fiscal 2002, 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of July 13, 2002, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $(2.2) million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At July 13, 2002, the fair market value of the company’s interest rate swap was $(6.3) million. The fair value of the swap is based on a valuation model using quoted market prices. The swap agreement expires in December 2003. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase in market price, the fair value of the company’s interest rate swap agreement at July 13, 2002, with a notional amount of $150.0 million, would increase by $0.4 million. A 10% decrease in market price would reduce the fair value by $0.4 million.

     Based on the company’s floating rate debt at July 13, 2002, including the effect of the interest rate swap agreement, assuming a 10% increase in interest rates, the company’s interest expense would increase by $0.2 million, while the impact of a 10% decrease in interest rates would reduce interest expense by $0.2 million.

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133” (referred to hereafter as “SFAS 133”), was adopted by the company on December 31, 2000 (the first day of fiscal 2001).

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

     While SFAS 133 provides a significant change in the accounting guidance related to derivative instruments and hedging activities, the company has determined that the more stringent accounting and documentation requirements under SFAS 133 do not cause any significant changes in its overall risk management strategy and in its overall hedging activities.

     The cash effects of the company’s commodity derivatives and interest rate swap are included in the Consolidated Statement of Cash Flows as cash flow from operating activities.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the Trans American Brokerage litigation described below, will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

     On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by Generally Accepted Accounting Principles. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The provisions of this award also provide for the accrual of post-petition interest until such award is settled or paid. During the second quarter of fiscal 2002, the company recorded $0.4 million in interest expense related to this award.

     On April 23, 2002, the company filed a Motion for Reconsideration on the issue of damages. That Motion was denied, and a Final Award was entered on June 11, 2002. On June 26, 2002, the company filed a Motion to Vacate the Final Award in the United States District Court for the Eastern District of Pennsylvania. On July 17, 2002, Trans American Brokerage, Inc. filed a Petition to Confirm Arbitration Award and Enforce Judgment in the same Court. Both the Motion to Vacate and the Petition have been fully briefed, and the parties are waiting for a decision from the Court.

     The company maintains a network of independent distributors—a direct-store-delivery (“DSD”) system—to distribute substantially all of Flowers Bakeries’ products. The company enters into contractual arrangements with its distributors providing for the purchase (and repurchase, under certain circumstances) of territories, financing arrangements, standards of performance by the distributors and discount structure. From time to time, the company has disputes with distributors or former distributors in the ordinary course of business, generally involving contract claims. The company believes that its independent distributor program is a key competitive advantage, assuring that its products are properly and efficiently made available to its retail and food service customers. While there can be no assurance that any future disputes would not have a material adverse impact on the results of operations or financial condition of the company, the company believes that its current contracts with its distributors provide the company with effective means for resolving any disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s Annual Meeting of Shareholders was held on May 31, 2002 in Thomasville, Georgia for the following purposes and with the following voting results:

(1)	To elect three (3) members to the board of directors to serve for three years:

	For	Withheld	Broker Non-Votes

Joseph L. Lanier, Jr.	25,934,641	564,558	—
Jackie M. Ward	25,609,976	889,223	—
C. Martin Wood III	25,675,735	823,464	—

(2)	To consider and take action upon the ratification and approval of the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan:

For	24,485,467
Against	1,956,964
Abstain/Broker Non-Votes	56,766

(3)	To consider and take action upon the ratification and approval of the Flowers Foods, Inc. Annual Executive Bonus Plan:

For	25,543,871
Against	830,184
Abstain/Broker Non-Votes	125,141

(4)	To consider and take action upon the ratification of the selection of PricewaterhouseCoopers LLP to serve as the independent public accountants for Flowers Foods for the fiscal year ending December 28, 2002:

For	25,880,318
Against	590,681
Abstain/Broker Non-Votes	28,198

     All director-nominees received a plurality of votes cast in the election of directors and were elected, and all proposals received a majority of votes cast and were approved.

ITEM 5.  OTHER INFORMATION

     On May 31, 2002, the company announced that its board of directors elected George E. Deese to the newly-created position of President and Chief Operating Officer of Flowers Foods, Inc.

     In connection with Mr. Deese’s election to President and Chief Operating Officer, the company also announced that its two current operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, will be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack will consist of the snack cake business currently operated by Mrs. Smith’s Bakeries. The three operating segments intend to share administrative services, and each segment president will report directly to the President and Chief Executive Officer of Flowers Foods. The restructuring was effective July 14, 2002, the beginning of the company’s third fiscal quarter 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

(b)	Reports on Form 8-K.

The company did not file any reports on Form 8-K during the quarter ended July 13, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC

By: /s/ Amos R. McMullian Name: Amos R. McMullian Title: Chairman of the Board

By: /s/ Jimmy M. Woodward Name: Jimmy M. Woodward Title: Vice President and Chief Financial Officer
Date: August 23, 2002

EXHIBIT INDEX

Exhibit
No.				Name of Exhibit

	2.1		—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
	2.2		—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	3.1		—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	3.2		—	Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	4.1		—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	4.2		—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	10.1		—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
	10.2		—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
	10.3		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	10.4		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	10.5		—	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	10.6		—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
	10.7		—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).
	10.8		—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).
	10.9		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).
	10.1	0	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).
*	21		—	Subsidiaries of Flowers Foods, Inc.
*	99		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended July 13, 2002.

   * Filed herewith