Form 10-Q
period 2002-10-05
FLOWERS FOODS INC
filed 2002-11-19
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C 20549

FORM 10-Q

(Mark One) [x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2002

[ ]	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________  to _____________________________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT
TITLE OF EACH CLASS	November 15 , 2002

Common Stock, $.01 par value with Preferred Share Purchase Rights	29,970,375

FLOWERS FOODS, INC.
INDEX

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 5, 2002	DECEMBER 29, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$5,542	$12,280
Accounts and notes receivable, net of allowances of $2,888 and $1,271, respectively	128,713	104,104
Inventories, net:
Raw materials	28,810	18,593
Packaging materials	13,266	13,942
Finished goods	77,375	56,466

	119,451	89,001

Spare parts and supplies	23,219	20,981
Assets held for sale	17,054	18,025
Other	15,340	8,149

	309,319	252,540

Property, Plant and Equipment:
Land	33,873	33,324
Buildings	269,214	267,184
Machinery and equipment	682,689	656,727
Furniture, fixtures and transportation equipment	69,419	67,797
Construction in progress	9,849	8,570

	1,065,044	1,033,602
Less: accumulated depreciation	(467,413)	(423,170)

	597,631	610,432

Notes Receivable	70,727	72,940
Deferred Taxes	7,166	16,084
Other Assets	18,440	22,015

Cost in Excess of Net Tangible Assets:
Cost in excess of net tangible assets	175,786	174,913
Less: accumulated amortization	(52,585)	(49,233)

	123,201	125,680

	$1,126,484	$1,099,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$21,470	$15,648
Accounts payable	98,608	83,980
Facility closing costs and severance	6,314	4,830
Other accrued liabilities	90,055	81,756

	216,447	186,214

Long-Term Debt and Capital Leases	223,631	242,057

Other Liabilities:
Facility closing costs and severance	6,804	11,571
Postretirement/postemployment obligations	23,954	25,466
Other	14,139	12,746

	44,897	49,783
Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued
Preferred stock-$.01 par value, 900,000 authorized and none issued
Common stock-$.01 par value, 100,000,000 authorized and 29,797,513 and 29,797,513 shares issued, respectively	298	298
Capital in excess of par value	476,401	476,401
Retained earnings	165,818	149,842
Accumulated other comprehensive loss	(1,008)	(4,904)

	641,509	621,637

	$1,126,484	$1,099,691

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENT
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

Sales	$389,839	$385,699	$1,231,792	$1,220,174
Materials, supplies, labor and other production costs	211,935	205,527	664,848	655,014
Selling, marketing and administrative expenses	142,700	146,689	470,062	475,573
Depreciation and amortization	18,130	17,323	56,688	56,280
Insurance proceeds, net	—	—	—	(7,473)
Severance and other closing charges	—	—	1,311	3,135
Separation and other contractual payments	—	—	—	27,952

Income from operations	17,074	16,160	38,883	9,693

Interest (income)	(1,298)	(1,286)	(4,330)	(2,982)
Interest expense	5,034	6,095	17,237	31,022

Interest expense, net	3,736	4,809	12,907	28,040

Income (loss) before income taxes and extraordinary gain	13,338	11,351	25,976	(18,347)
Income tax expense (benefit)	5,135	2,875	10,001	(4,846)

Income (loss) before extraordinary gain	8,203	8,476	15,975	(13,501)
Extraordinary gain on early extinguishment of debt	—	—	—	5,000

Net income (loss)	$8,203	$8,476	$15,975	$(8,501)

Net Income (Loss) Per Common Share:
Basic:
Income (loss) before extraordinary gain on early extinguishment of debt	$0.28	$0.28	$0.54	$(0.45)
Extraordinary gain on early extinguishment of debt	—	—	—	0.17

Net income (loss) per share	$0.28	$0.28	$0.54	$(0.28)

Weighted average shares outstanding	29,798	29,798	29,798	29,798
Diluted:
Income (loss) before extraordinary gain on early extinguishment of debt	$0.27	$0.28	$0.52	$(0.45)
Extraordinary gain on early extinguishment of debt	—	—	—	0.17

Net income (loss) per share	$0.27	$0.28	$0.52	$(0.28)

Weighted average shares outstanding	30,218	30,291	30,579	29,798
Cash Dividends Paid Per Common Share	—	—	—	—

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001

CASH FLOWS (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES:
Net income (loss)	$15,975	$(8,501)
Adjustments to reconcile net income (loss) to net cash (disbursed for) received from operating activities:
Extraordinary gain, net of tax	—	(5,000)
Unusual charges	—	3,135
Depreciation and amortization	56,688	56,280
Deferred income taxes	11,147	(4,846)
Inventory lower of cost or market adjustments	2,667	2,904
Allowances for accounts receivable	2,599	1,845
Non-cash effect of derivative instruments	—	6,283
Other	—	(13)
Changes in assets and liabilities:
Accounts and notes receivable, net	(27,193)	(16,226)
Inventories, net	(33,117)	(40,251)
Other assets	(3,785)	9,810
Accounts payable and other accrued liabilities	21,369	(7,171)
Facility closing costs and severance	(2,094)	(4,483)

NET CASH (DISBURSED FOR) RECEIVED FROM OPERATING ACTIVITIES	44,256	(6,234)

CASH FLOWS (DISBURSED FOR) RECEIVED FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39,495)	(33,599)
Proceeds from/(purchase of) notes receivable	2,198	(77,646)
Acquisitions net of divestitures	—	(6,381)
Dividends received	—	5,197
Proceeds from property disposals	409	25
Other	359	(2,951)

NET CASH (DISBURSED FOR) INVESTING ACTIVITIES	(36,529)	(115,355)

CASH FLOWS (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES:
Stock compensation and warrants exercised	—	337
Proceeds from new credit agreement	—	251,000
Purchase of debentures	—	(193,776)
Payment of financing fees	—	(9,978)
Other debt and capital lease obligation payments	(14,465)	(6,225)
Other net changes in debt and other liabilities in connection with the spin-off and merger	—	73,099

NET CASH (DISBURSED FOR) RECEIVED FROM FINANCING ACTIVITIES	(14,465)	114,457

Net decrease in cash and cash equivalents	(6,738)	(7,132)
Cash and cash equivalents at beginning of period	12,280	11,845

Cash and cash equivalents at end of period	$5,542	$4,713

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 5, 2002 and December 29, 2001, the results of operations for the twelve and forty week periods ended October 5, 2002 and October 6, 2001 and statement of cash flows for the forty week periods ended October 5, 2002 and October 6, 2001. The results of operations for the twelve and forty week periods ended October 5, 2002 and October 6, 2001 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, lower of cost or market for obsolete and unmarketable inventory, valuation of long-lived assets and goodwill and deferred tax asset valuation allowances. These policies are the same as those summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, except as discussed in Note 4 below.

REPORTING PERIODS — The company’s quarterly reporting periods for fiscal 2002 are as follows: first quarter ended April 20, 2002 (sixteen weeks), second quarter ended July 13, 2002 (twelve weeks), third quarter ended October 5, 2002 (twelve weeks) and fourth quarter ending December 28, 2002 (twelve weeks).

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting.

SIGNIFICANT CUSTOMER — During the forty weeks ended October 5, 2002, sales to the company’s largest customer were 10.6% of the consolidated company’s sales with 8.1% attributable to Flowers Bakeries and 2.5% attributable to Mrs. Smith’s Bakeries.

SEGMENTS – Effective July 14, 2002 (the first day of the third quarter of fiscal year 2002), the company’s two operating segments, Flowers Bakeries, LLC (“Flowers Bakeries”) and Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”), were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack, LLC (“Flowers Snack”). Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. As Mrs. Smith’s Bakeries and Flowers Snack historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for Mrs. Smith’s Bakeries and Flowers Snack as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. In the opinion of management, the allocations have been made on a reasonable basis. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had Mrs. Smith’s Bakeries and Flowers Snack performed these functions as separate divisions.

2. SPIN-OFF AND MERGER TRANSACTION

     On March 26, 2001, Flowers Industries, Inc. (“FII”) completed a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly owned subsidiary of the Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. and Mrs. Smith’s Bakeries, Inc. and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

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

3. COMPREHENSIVE INCOME

     The company has other comprehensive income resulting from its accounting for derivative financial instruments (see Note 7). Total comprehensive income (loss), determined as net income (loss) adjusted by other comprehensive income (loss), was $19.9 million and $(13.4) million for the forty weeks ended October 5, 2002 and October 6, 2001, respectively.

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

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The company has completed step one of the transitional impairment test as required. The results of the test performed in step one indicate an impairment of goodwill related to the Mrs. Smith’s division. Step two of the transitional impairment test is currently in process. The second step of the impairment test, which measures the amount of the impairment loss (measured as of the beginning of the fiscal year), if any, must be completed by the end of the company’s 2002 fiscal year. The company anticipates a goodwill impairment charge of $20 to $30 million to be recorded as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle by the end of fiscal 2002. Further, management expects the adoption of SFAS 142 to reduce the company’s amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001. Through the end of the third quarter of fiscal 2002, the company has reduced its amortization expense by $2.9 million as a result of the adoption of SFAS 142.

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

     The following table sets forth the information for goodwill and other intangible assets:

	OCTOBER 5, 2002	DECEMBER 29, 2001

	(amounts in thousands)
Goodwill, net	$79,576	$79,975
Intangible assets not subject to amortization:
Trademarks	29,538	29,538
Other	903	903
Intangible assets subject to amortization:
Trademarks	4,340	3,237
Customer relationships	6,891	8,056
Non-compete agreements	913	2,567
Other	1,040	1,404

Total intangible assets, net	$123,201	$125,680

     Of the $79.6 million of goodwill at October 5, 2002, $53.4 million, $25.3 million and $0.9 million is recorded at Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack, respectively.

     During the first quarter of fiscal 2002, Mrs. Smith’s Bakeries recorded a $1.2 million adjustment to reduce certain exit cost liabilities with offsetting entries of $0.7 million and $0.5 million, to goodwill and deferred taxes, respectively. These liabilities and the related goodwill and deferred taxes were recorded in fiscal 1996 as a result of the purchase of Mrs. Smith’s Bakeries and the subsequent closure of its Pottstown, Pennsylvania production facility. This adjustment is the result of more accurate information regarding medical and worker’s compensation expenses.

     The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following tables:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

	(amounts in thousands)
Reported income (loss) before extraordinary gain	$8,203	$8,476	$15,975	$(13,501)
Add back: goodwill amortization, net of tax	—	521	—	1,769
Add back: trademark amortization, net of tax	—	177	—	589

Adjusted income (loss) before extraordinary gain	$8,203	$9,174	$15,975	$(11,143)

BASIC EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain	$0.28	$0.28	$0.54	$(0.45)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	0.01	—	0.02

Adjusted income (loss) before extraordinary gain	$0.28	$0.31	$0.54	$(0.37)

DILUTED EARNINGS PER SHARE:
Reported income (loss) before extraordinary gain	$0.27	$0.28	$0.52	$(0.45)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	0.01	—	0.02

Adjusted income (loss) before extraordinary gain	$0.27	$0.31	$0.52	$(0.37)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

	(amounts in thousands)
Reported net income (loss)	$8,203	$8,476	$15,975	$(8,501)
Add back:goodwill amortization, net of tax	—	521	—	1,769
Add back:trademark amortization, net of tax	—	177	—	589

Adjusted net income (loss)	$8,203	$9,174	$15,975	$(6,143)

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	$0.28	$0.28	$0.54	$(0.28)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	0.01	—	0.02

Adjusted net income (loss)	$0.28	$0.31	$0.54	$(0.20)

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss)	$0.27	$0.28	$0.52	$(0.28)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	0.01	—	0.02

Adjusted net income (loss)	$0.27	$0.31	$0.52	$(0.20)

5. RECLASSIFICATION OF COUPON AND SLOTTING COSTS

     Effective December 30, 2001 (the first day of fiscal 2002), the company has applied the consensus reached by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future,” and No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” and identifies other related interpretive issues. The company adopted the provisions of EITF Issue No. 00-22 on December 31, 2000. EITF Issue No. 01-9 requires certain selling expenses incurred by the company, not previously reclassified (primarily coupon and slotting costs), to be classified as reductions of sales. The adoption of the remaining items included in EITF Issue No. 01-9 (EITF 00-14 and EITF 00-25) resulted in the company reducing both sales and selling, marketing and administrative expenses by an aggregate of approximately $0.6 and $4.1 million for the twelve and forty weeks, respectively, ended October 5, 2002. Prior year aggregate amounts of zero and $1.6 million, respectively, for the twelve and forty weeks ended October 6, 2001 have also been reclassified to reflect this change. These reclassifications have no impact on net income.

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

     In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 will be effective for fiscal 2003, which begins on December 29, 2002. Management does not expect the adoption of this statement to have a material impact on the company's results of operations.

     In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the company that are initiated on or after December 29, 2002 (the first day of fiscal 2003).

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

     During the forty weeks ended October 5, 2002, changes to accumulated other comprehensive loss, net of tax, resulting from hedging activities were as follows:

DR/(CR)

(amounts in
thousands)

Accumulated other comprehensive loss at December 29, 2001	$4,904
Net deferred gains on closed contracts	418
Reclassified to earnings (materials, supplies, labor and other production costs)	(545)
Effective portion of change in fair value of hedging instruments	(3,769)

Accumulated other comprehensive loss at October 5, 2002	$1,008

     Of the $1.0 million in accumulated other comprehensive loss, approximately $(0.5) million, $2.1 million and $(0.4) million were related to instruments expiring in fiscal 2002, 2003 and 2004, respectively, and $(0.2) million was related to deferred gains and losses on cash flow hedge positions.

     As of October 5, 2002, the company’s hedge portfolio contained commodity derivatives with a fair value of $3.8 million which is primarily recorded in other current assets and other long term assets. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), instruments with a fair value of $3.8 million on October 5, 2002 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. An immaterial amount of commodity derivatives at October 5, 2002 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During the forty weeks ended October 5, 2002, $0.4 million in income was recorded to current earnings due to changes in fair value of these instruments.

     In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed-rate instrument. The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, this swap transaction is designated as a cash-flow hedge. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swap on October 5, 2002 was a liability of $(5.7) million which is recorded in other accrued liabilities and other long term liabilities. During the forty weeks ended October 5, 2002, $4.8 million of additional interest expense was recognized due to periodic settlements of the swap. There was no ineffectiveness recorded to current earnings related to the interest rate swap.

8. DEBT

     Long-term debt consisted of the following at October 5, 2002 and December 29, 2001 (amounts in thousands):

	INTEREST
	RATE	MATURITY	OCTOBER 5, 2002	DECEMBER 29, 2001

Senior Secured Credit Facilities	4.53%	2007	$180,258	$189,250
Capital Lease Obligations	4.72%	2008	57,904	60,389
Other Notes Payable	7.47%	2004	6,939	8,066

			245,101	257,705
Less Current Maturities			21,470	15,648

Total Long-Term Debt			$223,631	$242,057

     In fiscal 2001, the company purchased certain fixed assets that were previously leased under operating leases. In addition, on March 26, 2001, the company purchased the notes receivable (“distributor notes”) from its independent distributors that had been previously owned by a third party financial institution and serviced by the company or a wholly owned subsidiary of the company. On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the “debentures”) and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures.

     The purchases of the fixed assets, distributor notes and debentures were financed primarily from the proceeds of a credit agreement entered into by the company on March 26, 2001. At inception, the credit agreement provided for total borrowings of up to $380 million, consisting of Term Loan A of $100 million, Term Loan B of $150 million and a revolving loan facility of $130 million. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property.

     The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchases of common shares and dividends. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum total leverage ratio. Capital expenditures cannot exceed $50.0 million in fiscal 2002. In fiscal 2002 and beyond, dividends cannot exceed $5.0 million, unless certain conditions are met. At October 5, 2002, the company was in compliance with these restrictive financial covenants.

9. FACILITY CLOSING COSTS AND SEVERANCE

     Effective July, 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share certain administrative services. During the second quarter of fiscal 2002, in connection with the restructuring, the company eliminated approximately 70 positions and recorded a charge of $1.3 million. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

     During the first quarter of fiscal 2002, Mrs. Smith’s Bakeries recorded a $1.2 million adjustment to reduce certain exit cost liabilities recorded in fiscal 1996 as a result of the purchase of Mrs. Smith’s Bakeries and subsequent closure of its Pottstown, Pennsylvania production facility. This adjustment is a result of more accurate information regarding medical and worker’s compensation expenses.

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

	PROVISION/
	12/29/2001	(ADJUSTMENT)	SPENDING	10/5/2002

Noncancelable lease obligations and other facility closing costs	$13,489	$—	$(2,575)	$10,914
Severance	239	963	(576)	626
Other	2,673	(842)	(253)	1,578

Total	$16,401	$121	$(3,404)	$13,118

10. LITIGATION

     On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleged breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and sought lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by generally accepted accounting principles. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The provisions of this award also provide for the accrual of post-petition interest until such award is settled or paid. During the forty weeks ended October 5, 2002, the company recorded $0.6 million in interest expense related to this award.

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

NOTE 11. EARNINGS PER SHARE

The following table calculates basic earnings per common share and diluted earnings per common share at October 5, 2002 and October 6, 2001.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

Basic Earnings (Loss) Per Common Share:
Income (loss) before extraordinary gain on early extinguishment of debt	$8,203	$8,476	$15,975	$(13,501)
Basic weighted average shares outstanding	29,798	29,798	29,798	29,798

Basic earnings (loss) per common share	$0.28	$0.28	$0.54	$(0.45)

Diluted Earnings (Loss) Per Common Share:
Income (loss) before extraordinary gain on early extinguishment of debt	$8,203	$8,476	$15,975	$(13,501)

Basic weighted average shares outstanding	29,798	29,798	29,798	29,798
Add: Shares of common stock assumed issued upon exercise of dilutive stock options	420	493	781	0

Diluted weighted average shares outstanding	30,218	30,291	30,579	29,798

Diluted earnings (loss) per common share	$0.27	$0.28	$0.52	$(0.45)

Stock options to purchase 274,000 shares of common stock for the forty weeks ended October 6, 2001 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

12. SEGMENT REPORTING

     At the end of the third quarter of fiscal 2002, the company had three reportable segments, Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Bakeries produces fresh breads and rolls, Mrs. Smith’s Bakeries produces frozen baked desserts, snacks, breads and rolls and Flowers Snack produces fresh snacks. The segments are managed as strategic business units due to their distinct production processes and marketing strategies. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be unusual and not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

SALES:
Flowers Bakeries	$248,904	$246,421	$822,386	$818,503
Mrs. Smith’s Bakeries	113,554	113,280	317,805	310,165
Flowers Snack	40,070	39,465	136,771	140,257
Elimination (1)	(12,689)	(13,467)	(45,170)	(48,751)

	$389,839	$385,699	$1,231,792	$1,220,174

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,502	$11,024	$34,685	$35,672
Mrs. Smith’s Bakeries	6,416	5,363	17,447	16,721
Flowers Snack	1,168	893	4,411	3,743
Unallocated corporate expenses	44	43	145	144

	$18,130	$17,323	$56,688	$56,280

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX AND EXTRAORDINARY GAIN:
Flowers Bakeries	$20,069	$17,546	$71,251	$57,160
Mrs. Smith’s Bakeries	(1,042)	981	(21,425)	(16,001)
Flowers Snack	3,538	2,798	8,811	12,260
Unallocated corporate expenses	(5,491)	(5,165)	(18,443)	(20,112)
Unallocated interest expense, net	(3,736)	(4,809)	(12,907)	(28,040)
Insurance proceeds (2)	0	0	0	7,473
Unusual charges (3)	0	0	(1,311)	(31,087)

	$13,338	$11,351	$25,976	$(18,347)

(1)	Represents elimination of intersegment sales from Flowers Snack to Flowers Bakeries and Mrs. Smith’s Bakeries to Flowers Bakeries.

(2)	Represents proceeds from insurance settlement at Mrs. Smith’s Bakeries.

(3)	Represents a $1.3 million charge at Mrs. Smith’s Bakeries in the second quarter of fiscal 2002, a $3.1 million charge at Flowers Bakeries in the second quarter of fiscal 2001 and separation and other contractual payments related to the spin-off and merger transaction made in the first quarter of fiscal 2001 of $8.3 million, $4.8 million, $1.7 million and $13.1 million at Flowers Bakeries, Mrs. Smith’s Bakeries, Flowers Snack and corporate, respectively.

13. SUBSEQUENT EVENTS

     On November 18, 2002, Flowers Foods reached an agreement with Kellogg Company to acquire all the assets of Bishop Baking Company, Inc. in Cleveland, Tennessee. Terms of the agreement have not been disclosed. The transaction is expected to be completed in early January 2003. Bishop Baking Company, with annual sales of approximately $30 million, operates one bakery in Cleveland, Tennessee. Bishop’s products, which include a line of fresh snack cake items, are distributed nationwide.

     On November 15, 2002, the board of directors of Flowers Foods declared a dividend of $.05 per share on the company’s common stock payable on December 13, 2002, to shareholders of record on November 29, 2002.

     On November 15, 2002, the board of directors of Flowers Foods approved an amendment to the company’s shareholder rights plan allowing certain investors, including existing investors and qualified institutional investors, to beneficially own up to 20% of the company’s outstanding common stock. Previously, the rights agreement limited all shareholders to less than 15% of the outstanding shares.

     On October 25, 2002, Flowers Foods announced it had acquired Ideal Baking Company, Inc., in Batesville, Arkansas for a purchase price which included cash, shares of Flowers Foods common stock and the assumption of debt. Ideal Baking Company, which had annual sales of approximately $15 million in 2001, employs 280 people and operates approximately 75 bakery routes from its Batesville, Arkansas bakery that serve customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion of the financial condition and results of operations for the twelve and forty week periods ended October 5, 2002 should be read in conjunction with the company’s annual report on Form 10-K for the fiscal year ended December 29, 2001.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the footnotes to our financial statements in the company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 29, 2001, we discuss the areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

MATTERS AFFECTING ANALYSIS:

     Effective July 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries, LLC (“Flowers Bakeries”) and Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”), were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack, LLC (“Flowers Snack”). Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments intend to share certain administrative services, and, as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. Segment data prior to the third quarter of fiscal 2002 has been restated to reflect the restructuring.

     On March 26, 2001, Flowers Industries, Inc. (“FII”) completed a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly owned subsidiary of the Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly owned subsidiaries, Flowers Bakeries, Inc. and Mrs. Smith’s Bakeries, Inc. and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

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

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The company has completed step one of the transitional impairment test as required. The results of the test performed in step one indicate an impairment of goodwill related to the Mrs. Smith’s division. Step two of the transitional impairment test is currently in process. The second step of the impairment test, which measures the amount of the impairment loss (measured as of the beginning of the fiscal year), if any, must be completed by the end of the company’s 2002 fiscal year. The company anticipates a goodwill impairment charge of $20 to $30 million to be recorded as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle by the end of fiscal 2002. Further, management expects the adoption of SFAS 142 to reduce the company’s amortization expense for goodwill and other intangibles by approximately $4.0 million annually ($2.5 million, net of tax), beginning on December 30, 2001. Through the end of the third quarter of fiscal 2002, the company has reduced its amortization expense by $2.9 million as a result of the adoption of SFAS 142.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 5, 2002 and October 6, 2001, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 5, 2002	OCTOBER 6, 2001	OCTOBER 5, 2002	OCTOBER 6, 2001

		(UNAUDITED)
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	45.64%	46.71%	46.03%	46.32%
Selling, marketing and administrative expenses	36.60%	38.03%	38.16%	38.98%
Depreciation and amortization	4.65%	4.49%	4.60%	4.61%
Insurance proceeds	—	—	—	-0.61%
Unusual charges	—	—	0.11%	2.55%
Interest, net	0.96%	1.25%	1.05%	2.30%
Income (loss) before income taxes and extraordinary gain	3.42%	2.94%	2.11%	-1.50%
Income tax expense (benefit)	1.32%	0.75%	0.81%	-0.40%
Net income (loss)	2.10%	2.20%	1.30%	-0.70%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 5, 2002 COMPARED TO TWELVE WEEKS ENDED OCTOBER 6, 2001

     Sales. For the third quarter ended October 5, 2002, sales were $389.9 million, or 1.1% higher than sales in the comparable quarter of the prior year, which were $385.7 million.

     Flowers Bakeries’ sales for the third quarter of fiscal 2002 were $248.9 million, an increase of 1.0% from sales of $246.4 million reported for the third quarter of fiscal 2001. Flowers Bakeries sells its products through its direct-store-delivery (“DSD”) network of independent distributors. The company reports as its sales revenues for Flowers Bakeries the aggregate amounts paid by the ultimate retail or foodservice customer. The portions of such sales revenues that are retained by the distributors as discounts are recorded by the company as selling expenses. Total volume increases of 2.9% were partially offset by price decreases of 1.9%. The Kotarides acquisition, completed by the company during fiscal 2001, contributed 1% of the 2.9% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 66% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 4.0% over the same period in the prior year. This increase is primarily attributable to increased volume. These volume increases were partially offset by decreases in prices and higher allowances that resulted from pricing pressures from competitors. Sales in the foodservice channel represent approximately 17% of Flowers Bakeries’ sales. These sales decreased approximately 4.4% from the same period in the prior fiscal year. This decrease was primarily due to product and customer mix changes and continues to reflect softer demand in this channel as a result of a weak economy. Store branded retail sales represent approximately 13% of Flowers Bakeries’ sales. These sales increased approximately 0.9% from the same period in the prior year.

     Mrs. Smith’s Bakeries’ sales for the third quarter of fiscal 2002 were $106.5 million, an increase of 0.9% from sales of $105.5 million reported during the third quarter of fiscal 2001. Branded products distributed frozen to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 37% of Mrs. Smith’s Bakeries’ sales. These sales decreased approximately 9.2% over the same period in the prior year. This decrease was primarily a result of increased promotional activity (which reduces net sales) and delayed shipments due to a later Thanksgiving and reduced early buying programs by retailers. Sales to foodservice customers represent approximately 38% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 5.8% over the same period in the prior year. This increase was primarily the result of volume increases attributable to new and existing customers. Sales to in-store bakery customers represent approximately 22% of Mrs. Smith’s Bakeries’ sales. In-store bakery sales increased approximately 10.1% over the same period in the prior year. This increase was primarily attributable to volume increases related to increased sales to a national supermarket chain.

     Flowers Snack’s sales for the third quarter of fiscal 2002, were $34.5 million, an increase of 2.1% from its sales of $33.7 million for the third quarter of fiscal 2001. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represents approximately 19% of Flowers Snack’s sales. These sales increased approximately 2.5% from the same period in the prior year primarily due to volume increases. Store branded retail sales represent approximately 12% of Flowers Snack’s sales. These sales were essentially flat year over year. Sales in the vending channel represent approximately 29% of Flowers Snack’s sales. These sales were also flat year over year. Sales to non-affiliated food companies under contract production arrangements represent approximately 40% of Flowers Snack’s sales. These sales increased by approximately 4.0% over the same period in the prior year. This increase was due to volume growth with existing customers and the addition of new customers as well as favorable pricing.

     Gross Margin. The company defines gross margin as net sales less materials, supplies, labor and other production costs. It also excludes depreciation, amortization and distributor discounts. Gross margin for the third quarter of fiscal 2002 was $177.9 million, or 1.3% lower than gross margin reported in the same period of the prior year of $180.2 million. As a percent of sales, gross margin decreased to 45.6% for the third quarter of fiscal 2002, as compared to 46.7% for the third quarter of fiscal 2001.

     Flowers Bakeries’ gross margin decreased to 56.8% of sales for the third quarter of fiscal 2002, compared to 57.5% of sales for the third quarter of fiscal 2001. This decrease can be attributed to higher ingredient and labor costs partially offset by lower utility and packaging costs. The increase in labor costs can primarily be attributed to increases in employee welfare benefit expenses.

     Mrs. Smith’s Bakeries’ gross margin decreased to 25.7% of sales for the third quarter of fiscal 2002, compared to 28.0% of sales for the third quarter of fiscal 2001. Improvements due to production efficiencies at the Suwanee, Georgia facility and favorable variances in overhead expenses were more than offset by the continued cost overruns at the Spartanburg, South Carolina facility. Additionally, lower net selling prices resulting from higher allowances and a shift in product mix adversely impacted the gross margin.

     Flowers Snack’s gross margin increased to 30.5% of sales for the third quarter of fiscal 2002, compared to 29.9% of sales for the third quarter of fiscal 2001. The improved margin was primarily attributable to increased sales as a result of both volume and price increases.

     Selling, Marketing and Administrative Expenses. During the third quarter of fiscal 2002, selling, marketing and administrative expenses were $142.7 million, or 36.6% of sales, as compared to $146.7 million, or 38.0% of sales reported for the third quarter of fiscal 2001.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $110.8 million, or 44.5% of sales during the third quarter of fiscal 2002 as compared to $113.0 million, or 45.9% of sales during the third quarter of fiscal 2001. The decrease was primarily a result of decreases in labor expenses which were partially offset by increases in advertising expenses.

     Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $22.0 million, or 20.6% of sales during the third quarter of fiscal 2002 as compared to $23.2 million, or 22.0% of sales during the third quarter of fiscal 2001. As a part of the company’s decision to reorganize its frozen dessert and fresh snack business, Mrs. Smith’s Bakeries was able to eliminate approximately 70 administrative positions during the second quarter of fiscal 2002. Management expects selling, marketing and administrative expenses to decrease further as a result of this restructuring.

     Flowers Snack’s selling, marketing and administrative expenses were $5.8 million, or 16.8% of sales during the third quarter of fiscal 2002 as compared to $6.4 million, or 18.9% of sales during the third quarter of fiscal 2001. The decrease was primarily attributable to the headcount reduction and shared administrative functions discussed above.

     Depreciation and Amortization. Depreciation and amortization expense was $18.1 million for the third quarter of fiscal 2002, an increase of 4.7% from the same period in the prior year, which was $17.3 million.

     Flowers Bakeries’ depreciation and amortization expense decreased to $10.5 million for the third quarter of fiscal 2002 from $11.0 million in the third quarter of fiscal 2001. The decrease was primarily attributable to a decrease in amortization expense of $0.5 million as a result of the implementation of SFAS 142.

     Mrs. Smith’s Bakeries’ depreciation and amortization expense for the third quarter of fiscal 2002 was $6.4 million as compared to $5.4 million in the third quarter of fiscal 2001. An increase in depreciation expense as a result of capital expenditures was somewhat offset by a decrease in amortization expense of $0.4 million as a result of the implementation of SFAS 142.

     Flowers Snack’s depreciation and amortization expense increased to $1.2 million for the third quarter of fiscal 2002 from $0.9 million in the third quarter of fiscal 2001. The increase in depreciation expense was a result of capital expenditures.

     Interest Expense. For the third quarter of fiscal 2002, net interest expense was $3.7 million, a decrease of $1.1 million from the same period in the prior year, which was $4.8 million. The decrease was primarily related to a reduction in debt that resulted from a voluntary debt payment of $50.0 million made in the fourth quarter of fiscal 2001. This decrease was partially offset by a $0.2 million accrual of interest related to the Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. arbitration discussed below in Part II — Item 1: Legal Proceedings.

     Income Before Income Taxes. Income before income taxes and extraordinary gain for the third quarter of fiscal 2002 was $13.3 million, an improvement of $1.9 million from the $11.4 million reported in the third quarter of fiscal 2001.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Snack of $2.5 million and $0.7 million, respectively. Contributing to the increase was a decrease in interest expense of $1.1 million as a result of the voluntary debt payment discussed above. Partially offsetting these positive items was an increase in Mrs. Smith’s Bakeries’ operating loss of $2.0 million and an increase in unallocated corporate expenses of $0.4 million in the most recent quarter.

     Income Taxes. The income tax expense during the third quarter of fiscal 2002 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

FORTY WEEKS ENDED OCTOBER 5, 2002 COMPARED TO FORTY WEEKS ENDED OCTOBER 6, 2001

     Sales. For the forty weeks ended October 5, 2002, sales were $1,231.8 million, or 1.0% higher than sales in the comparable period of the prior year, which were $1,220.2 million.

     Flowers Bakeries’ sales for the forty weeks ended October 5, 2002, were $822.4 million, an increase of 0.5% from sales of $818.5 million reported for the same period in the prior year. Flowers Bakeries sells its products through its DSD network of independent distributors. The company reports as its sales revenues for Flowers Bakeries the aggregate amounts paid by the ultimate retail or food service customer. The portions of such sales revenues that are retained by the distributors as discounts are recorded by the company as selling expenses. Total volume increases of 1.4% were partially offset by price decreases of 0.9%. The Kotarides acquisition, completed by the company during fiscal 2001, contributed 1.3% of the 1.4% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 65% of Flowers Bakeries’ sales. These sales, driven by the company’s Natures Own brand of soft variety breads, increased approximately 2.8% over the same period in the prior year. Sales in the foodservice channel represent approximately 17% of Flowers Bakeries’ sales. These sales decreased approximately 3.4% from the same period in the prior year. This decrease was primarily due to decreased volume and product and customer mix changes. Store branded retail sales represent approximately 13% of Flowers Bakeries’ sales. These sales decreased approximately 0.5% from the same period in the prior year primarily as a result of price decreases.

     Mrs. Smith’s Bakeries’ sales for the forty weeks ended October 5, 2002 were $292.4 million, an increase of 3.5% from sales of $282.6 million reported during the same period in the prior year. Branded products distributed frozen to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 32% of Mrs. Smith’s Bakeries’ sales. These sales decreased approximately 7.7% from the same period in the prior year. This decrease was primarily a result of increased promotional activity and shipments delayed until the fourth quarter due to a later Thanksgiving and lower early buying programs by retailers. In addition, product cuts made to customer orders due to production equipment start up issues at the Spartanburg, South Carolina facility during the first quarter of fiscal 2002 contributed to the decrease. The start up issues were a result of the closing of the Pembroke, North Carolina facility and the resulting shift of production to Spartanburg. Although the company built up finished-goods inventory in anticipation of this move, the company did not have sufficient inventory of the right product at the right time to fully fill orders. Sales to foodservice customers represent approximately 44% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 9.2% over the same period in the prior year. This increase was primarily attributable to sales related to a contract with a national fast food restaurant to supply buns related to a special promotional product. There is no guarantee that sales of this promotional product will continue. Sales to in-store bakery customers represent approximately 23% of Mrs. Smith’s Bakeries’ sales. In-store bakery sales increased approximately 9.5% over the same period in the prior year. This increase is primarily attributable to volume related to increased sales to a national supermarket chain.

     Flowers Snack’s sales for the forty weeks ended October 5, 2002, were $117.0 million, a decrease of 1.7% from sales of $119.1 million reported for the same period in the prior year. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 19% of Flowers Snack’s sales. These sales increased approximately 4.5% from the same period in the prior year. The increase was primarily due to volume. Store branded retail sales represent approximately 12% of Flowers Snack’s sales. These sales decreased 3.2% from the same period in the prior year. The decrease was primarily due to a decrease in volume. Sales in the vending channel represent approximately 28% of Flowers Snack’s sales. These sales decreased 5.7% from the same period in the prior year. This decrease was primarily due to a general softness in the channel as a result of a weak economy. Sales to non-affiliated food companies under contract production arrangements represent approximately 42% of Flowers Snack’s sales. These sales decreased by approximately 1.2% over the same period in the prior year. This decrease was primarily due to decreases in volume.

     Gross Margin. The company defines gross margin as net sales less materials, supplies, labor and other production costs. It also excludes depreciation, amortization and distributor discounts. Gross margin for the forty weeks ended October 5, 2002, was $566.9 million, or 0.3% higher than gross margin reported for the same period of the prior year of $565.2 million. As a percent of sales, gross margin decreased to 46.0% from 46.3% reported for the forty weeks ended October 6, 2001.

     Flowers Bakeries’ gross margin increased to 57.2% of sales for the forty weeks ended October 5, 2002, compared to 56.5% of sales for the same period in the prior year. This increase can be attributed to lower utility and packaging costs as well as a more favorable product mix. Additionally, there were reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher ingredient and labor costs. The increase in labor costs can primarily be attributed to increases in welfare benefit expenses.

     Mrs. Smith’s Bakeries’ gross margin decreased to 22.0% of sales for the forty weeks ended October 5, 2002, compared to 24.4% of sales for the same period in the prior year. Improvements due to increased production in the Suwanee facility and favorable variances in overhead expenses were more than offset by the continued cost overruns at Spartanburg mentioned above. Additionally, a lower net selling price resulting from higher allowances and a shift in product mix also adversely impacted the gross margin.

     Flowers Snack’s gross margin decreased to 30.4% of sales for the forty weeks ended October 5, 2002, compared to 33.2% of sales for the same period in the prior year. This decrease was primarily related to higher ingredient and labor costs.

     Selling, Marketing and Administrative Expenses. For the forty weeks ended October 5, 2002, selling, marketing and administrative expenses were $470.1 million, or 38.2% of sales as compared to $475.6 million, or 39.0% of sales reported for the forty weeks ended October 6, 2001.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $364.7 million, or 44.4% of sales during the forty weeks ended October 5, 2002 as compared to $370.0 million, or 45.2% of sales during the same period in the prior year. The decrease was comprised of decreases in labor and utility expenses. In addition, Flowers Bakeries’ administrative expenses have decreased as a result of the continued consolidation of accounts payable and accounts receivable functions to a shared services processing center. These decreases were partially offset by increases in advertising and thrift store discounts.

     Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $68.3 million, or 23.4% of sales during the forty weeks ended October 5, 2002 as compared to $68.1 million, or 24.1% of sales during the same period in the prior year. As a part of the company’s decision to restructure its segments, Mrs. Smith’s Bakeries eliminated approximately seventy administrative positions during the second quarter of fiscal 2002. Management expects selling, marketing and administrative expenses to continue to decrease going forward as a result of this restructuring.

     Flowers Snack’s selling, marketing and administrative expenses were $22.3 million, or 19.1% of sales during the forty weeks ended October 5, 2002 as compared to $23.6 million, or 19.8% of sales during the same period in the prior year. This decrease was primarily attributable to lower administrative expenses resulting from the headcount reduction and shared administrative functions discussed above.

     Depreciation and Amortization. Depreciation and amortization expense was $56.7 million for the forty weeks ended October 5, 2002, an increase of 0.7% from the same period in the prior year, which was $56.3 million.

     Flowers Bakeries’ depreciation and amortization expense decreased to $34.7 million for the forty weeks ended October 5, 2002 from $35.7 million in the same period in the prior year. The decrease was primarily attributable to a decrease in amortization expense of $1.5 million as a result of the implementation of SFAS 142. Partially offsetting this decrease was the depreciation of assets purchased that were leased in the prior year as well as depreciation on capital projects put in service in the current year.

     Mrs. Smith’s Bakeries’ depreciation and amortization expense for the forty weeks ended October 5, 2002 was $17.4 million as compared to $16.7 million in the same period in the prior year. An increase in depreciation expense, primarily as a result of an increase in capital expenditures and the purchase of assets that were leased in the prior year, was partially offset by a decrease in amortization expense of $1.4 million as a result of the implementation of SFAS 142.

     Flowers Snack’s depreciation and amortization expense increased to $4.4 million for the forty weeks ended October 5, 2002 from $3.7 million in the same period in the prior year. The increase in depreciation expense was a result of capital expenditures.

     Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During the first half of fiscal 2002, the company received a final settlement of $7.5 million.

     Unusual Charges. On May 31, 2002, the company announced that, effective July 14, 2002 (the first day of the third quarter of fiscal 2002), its two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, would be restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments share administrative services, and, as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. This charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees.

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

     Interest Expense. For the forty weeks ended October 5, 2002, net interest expense was $12.9 million, a decrease of $15.1 million from the same period in the prior year, which was $28.0 million. The decrease was primarily related to a reduction in debt that resulted from the spin-off and merger transaction. In addition, the company made a voluntary debt payment of $50.0 million in the fourth quarter of fiscal 2001, resulting in decreased interest expense. This decrease in interest was partially offset by a $0.6 million accrual of interest related to the Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. arbitration discussed below in Part II-Item 1: Legal Proceedings.

     Income (Loss) Before Income Taxes and Extraordinary Gain. Income before income taxes and extraordinary gain for the forty weeks ended October 5, 2002 was $26.0 million, an improvement of $44.3 million from the $18.3 million loss reported for the same period of the prior year.

     The improvement was primarily a result of a decrease in unusual charges of $29.8 million. In addition there were significant improvements in the operating results of Flowers Bakeries of $14.1 million and a decrease in interest expense of $15.1 million as a result of the decrease in debt resulting from the spin-off and merger transaction and voluntary debt payment discussed above. Also, other operating losses decreased by $1.6 million, primarily as a result of decreased hedging losses. Partially offsetting these positive items was an increase in Mrs. Smith’s Bakeries’ operating loss of $5.4 million, a decrease in Flowers Snack’s operating income of $3.4 million and a decrease in insurance proceeds of $7.5 million.

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

     Income Taxes. Income tax expense for the forty weeks ended October 5, 2002, was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES:

     Flowers Foods’ cash and cash equivalents decreased to $5.5 million at October 5, 2002 from $12.3 million at December 29, 2001. The decrease resulted primarily from $36.5 million and $14.5 million disbursed for investing activities and financing activities, respectively, offset in part by $44.3 million provided by operating activities.

     Net cash of $44.3 million received from operating activities consisted primarily of $16.0 million in net income, adjusted for certain non-cash items of $76.0 million. These positive items were partially offset by cash disbursed for working capital and other activities of $47.7 million. Net cash disbursed for working capital and other activities resulted from an increase in inventories and accounts receivable of $33.1 million and $27.2 million, respectively. The increase in inventory can primarily be attributed to the ramp up in production for Mrs. Smith’s Bakeries’ holiday pie season which began in the third quarter. The increase in accounts receivable can be attributed to Mrs. Smith’s Bakeries’ shipment of product for the holiday season.

     Net cash disbursed for investing activities during the forty weeks ended October 5, 2002, of $36.5 million included capital expenditures of $39.5 million. Capital expenditures at Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack were $19.8 million, $17.1 million and $2.3 million, respectively.

     Net cash disbursed for financing activities of $14.5 million consisted primarily of payments on debt and capital lease obligations.

     Loans under the credit agreement discussed in Note 8 are collateralized by substantially all of the assets of the company, excluding real property. The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Annual capital expenditures are restricted between $50.0 million and $57.5 million during the periods beginning in fiscal 2001 and ending with fiscal 2005.

Commencing in fiscal 2002, cash dividends cannot exceed $5.0 million unless certain conditions are met. As of October 5, 2002, the company was in compliance with all covenants and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can continue to comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements.

     The company’s credit rating by Moody’s as of October 5, 2002 was Ba2. The company’s credit rating by Standard and Poor’s as of October 5, 2002 was BBB-. The company’s credit rating by Fitch as of October 5, 2002 was BB+. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could effect future credit availability.

     At October 5, 2002 and October 6, 2001, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for the company beginning in the first quarter of fiscal 2003. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” In addition, this Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 will be effective for fiscal 2003, which begins on December 29, 2002. Management does not expect the adoption of this statement to have a material impact on the company’s results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the company that are initiated on or after December 29, 2002 (the first day of fiscal 2003).

FORWARD-LOOKING STATEMENTS:

     Statements contained in this filing, including, without limitation, Part II-Item 1: Legal Proceedings, and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology.

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

     The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. You should consult our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company.

     We caution you not to place undue reliance on forward-looking statements, as they speak only as of the date made and are inherently uncertain. The company undertakes no obligation to publicly revise or update such statements, except as required by law. You are advised, however, to consult any further public disclosures by the company (such as in our filings with the Securities and Exchange Commission or in company press releases) on related subjects.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 5, 2002, the fair market value of the company’s commodity derivative portfolio was $3.8 million. Of this fair value, $0.6 million is based on quoted market prices and $3.2 million is based on models and other valuation methods. Additionally, of this fair value, $0.8 million, $2.3 million and $0.7 million, relate to instruments that will be utilized in fiscal 2002, 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 5, 2002, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $(0.8) million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At October 5, 2002, the fair market value of the company’s interest rate swap was a liability of $(5.7) million. The fair value of the swap is based on a valuation model using quoted market prices. The swap agreement expires in December 2003. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase in interest rate, the fair value of the company’s interest rate swap agreement at October 5, 2002, with a notional amount of $150.0 million, would increase by $0.3 million. A 10% decrease in interest rate would reduce the fair value by $0.3 million.

     Based on the company’s floating rate debt at October 5, 2002, including the effect of the interest rate swap agreement, assuming a 10% increase in interest rates, the company’s interest expense would increase by $0.2 million, while the impact of a 10% decrease in interest rates would reduce interest expense by $0.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls.

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

     On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages. In the dispute, the claimant alleges breach of a sales brokerage agreement by Mrs. Smith’s Bakeries and seeks lost profits as well as attorneys’ fees and costs. As a result of the award, the company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 as required by Generally Accepted Accounting Principles. The charge represents the company’s estimate of the total costs (including attorney’s fees and expenses) which it could incur in connection with this dispute. The provisions of this award also provide for the accrual of post-petition interest until such award is settled or paid. During the forty weeks ended October 5, 2002, the company recorded $0.6 million in interest expense related to this award.

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

     The company maintains a network of independent distributors to operate a direct-store-delivery (“DSD”) system-to distribute substantially all of Flowers Bakeries’ products. The company enters into contractual arrangements with its distributors providing for the purchase (and repurchase, under certain circumstances) of territories, financing arrangements, standards of performance by the distributors and discount structure. From time to time, the company has disputes with distributors or former distributors in the ordinary course of business, generally involving contract claims. The company believes that its independent distributor program is a key competitive advantage, assuring that its products are properly and efficiently made available to its retail and foodservice customers. While there can be no assurance that any future disputes would not have a material adverse impact on the results of operations or financial condition of the company, the company believes that its current contracts with its distributors provide the company with effective means for resolving any disputes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On November 18, 2002, Flowers Foods reached an agreement with Kellogg Company to acquire all the assets of Bishop Baking Company, Inc. in Cleveland, Tennessee. Terms of the agreement have not been disclosed. The transaction is expected to be completed in early January 2003. Bishop Baking Company, with annual sales of approximately $30 million, operates one bakery in Cleveland, Tennessee. Bishop’s products, which include a line of fresh snack cake items, are distributed nationwide.

     On November 15, 2002, the board of directors of Flowers Foods declared a dividend of $.05 per share on the company’s common stock payable on December 13, 2002, to shareholders of record on November 29, 2002.

     On November 15, 2002, the board of directors of Flowers Foods approved an amendment to the company’s shareholder rights plan allowing certain investors, including existing investors and qualified institutional investors, to beneficially own up to 20% of the company’s outstanding common stock. Previously, the rights agreement limited all shareholders to less than 15% of the outstanding shares.

     On October 25, 2002, Flowers Foods announced it had acquired Ideal Baking Company, Inc., in Batesville, Arkansas for a purchase price which included cash, shares of Flowers Foods common stock, and the assumption of debt. Ideal Baking Company, which had annual sales of approximately $15 million in 2001, employs 280 people and operates approximately 75 bakery routes from its Batesville, Arkansas bakery that serve customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

     Effective July 14, 2002 (the first day of the third quarter of fiscal year 2002), the company’s two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack cake business previously operated by Mrs. Smith’s Bakeries. The three operating segments share administrative services, and each segment president reports directly to the President and Chief Operating Officer of Flowers Foods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

            A form 8-K was filed by the company on August 27, 2002, under Item 9, attaching copies of sworn statements submitted to the Securities and Exchange Commission (“SEC”) by Principal Executive Officer, Amos R. McMullian, and Principal Financial Officer, Jimmy M. Woodward, of Flowers Foods, Inc. pursuant to SEC Order No. 4-460.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC By: /s/ Amos R. McMullian Name: Amos R. McMullian Title: Chairman of the Board and Chief Executive Officer

By: /s/ Jimmy M. Woodward Name: Jimmy M. Woodward Title: Senior Vice President and Chief Financial Officer

Date: November 19, 2002

CERTIFICATIONS

I, Amos R. McMullian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flowers Foods, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ Amos R. McMullian Amos R. McMullian Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Jimmy M. Woodward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flowers Foods, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ Jimmy M. Woodward Jimmy M. Woodward Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Name of Exhibit

2.1	-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

*3.2	-	Amended and Restated Bylaws of Flowers Foods, Inc.

4.1	-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5	-	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7	-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.8	-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.9	-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

Exhibit
No.		Name of Exhibit

10.10	-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

*21	-	Subsidiaries of Flowers Foods, Inc.

*99	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended October 5, 2002.

*	Filed herewith