Form 10-K
period 2002-12-28
FLOWERS FOODS INC
filed 2003-03-28
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)  Yes ☒  No ☐

     Based on the closing sales price on the New York Stock Exchange on July 12, 2002 the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $555,230,344.

     On March 21, 2003 the number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 29,985,375.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 30, 2003, which will be filed with the Securities and Exchange Commission on or prior to April 28, 2003, have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

FORM 10-K REPORT

i

PART I

Item 1.     Business

Corporate Information

      Flowers Foods, Inc., a successor to Flowers Industries, Inc. (“FII”), was incorporated in Georgia in October, 2000 and, prior to March 26, 2001, was a wholly-owned subsidiary of FII. On October 26, 2000, FII and Kellogg Company (“Kellogg”) entered into an agreement and plan of restructuring and merger pursuant to which a wholly-owned subsidiary of Kellogg merged with FII on March 26, 2001. This merger facilitated FII’s sale of its equity interest in Keebler Foods Company (“Keebler”) to Kellogg, which was completed at the same time. As a condition to the merger, FII transferred its bakery operations, and certain other corporate assets and liabilities, to Flowers Foods and distributed all of the outstanding shares of Flowers Foods common stock to FII shareholders on March 26, 2001.

      As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations which comprised Flowers Foods as of December 28, 2002.

Recent Developments

      On January 30, 2003, the company announced it had entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to The Schwan Food Company (“Schwan”). A closing date for the transaction has not been determined pending approval of the transaction by the Federal Trade Commission and the satisfaction of all other closing conditions. The company will retain the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which complements our core fresh bread business and will become a part of the Flowers Snack segment, with Flowers Snack being renamed Flowers Foods Specialty Group. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack business units as such businesses were operated as of December 28, 2002. In the first quarter of fiscal 2003, the frozen dessert business of Mrs. Smith’s Bakeries being sold to Schwan will be reported as a discontinued operation and the frozen bread and roll business of Mrs. Smith’s Bakeries to be retained will be reported as a part of Flowers Foods Specialty Group.

The Company

      Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of the following businesses:

•	Flowers Bakeries, LLC (“Flowers Bakeries”);

•	Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”); and

•	Flowers Snack, LLC (“Flowers Snack”).

      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. Our strategy focuses on responding to current market trends for our products and changing consumer preferences. To assist in accomplishing our core strategy, we have aggressively invested capital to modernize and expand our production and distribution capacity and increase efficiency.

      We have established customers in multiple distribution channels where bakery products are sold, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

      Our Flowers Bakeries business focuses on the production and marketing of bakery products to customers in the super-regional 16 state area in and surrounding the southeastern United States. We have devoted significant resources to modernizing production facilities, improving our distribution capabilities and enhanc-

ing our information technology. Over the course of our history, we have acquired numerous local bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct store delivery (“DSD”) system. This system utilizes approximately 2,800 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue to enable these independent distributors to better serve new and existing customers, principally by using information technology to enhance the productivity and efficiency of our production facilities and our DSD system.

      Our Mrs. Smith’s Bakeries business produces and markets frozen desserts as well as bread, rolls and buns for sale to retail and foodservice customers. Retail frozen pie sales are heavily concentrated in the third and fourth fiscal quarters, which fall during the traditional holiday season. In an effort to enhance sales outside of the holiday season, we focus on expanding non-seasonal sales in the frozen dessert product line and frozen breads and rolls by extending the well-recognized Mrs. Smith’s brand name to existing and related retail and foodservice products. Examples of significant product line extensions include Mrs. Smith’s Restaurant Classics and Mrs. Smith’s Soda Shoppe frozen pies in the retail channel and Grand Finales frozen pies in the foodservice channel.

      Our Flowers Snack business produces snack cakes for sale to co-pack, retail and vending customers. Flowers Snack was formed in July 2002 when it was separated from Mrs. Smith’s Bakeries. Snack cake sales have long been a part of the company’s operations, and Flowers Snack’s purpose is to grow sales and expand distribution in the snack cake category. Flowers Snack’s facilities are state-of-the-art with high-speed equipment that allows us to be very competitive in the marketplace. During fiscal 2002, Flowers Snack reformulated its products to improve quality and taste as well as to provide for an extended shelf life. A significant product line that is distributed by our customers on a national basis is Mrs. Freshley’s fresh snack cakes in the vending channel and convenience stores. Flowers Snack also produces snack cake under the BlueBird brand for distribution at retail outlets using Flowers Bakeries’ DSD system. In fiscal 2003, the company acquired all the assets of Bishop Baking Company, Inc. from Kellogg. Bishop has annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items the company did not previously produce, are distributed nationwide. In fiscal 2003, the frozen bread and roll business previously operated by Mrs. Smith’s Bakeries will be combined with Flowers Snack to form the new Flowers Foods Specialty Group.

      We have a leading presence in each of the major product categories in which we compete. Our Flowers Bakeries’ brands have a leading share of fresh packaged branded sales measured in both dollars and units in the 22 major metropolitan markets we serve. Our major branded products include, among others, the following:

Flowers Bakeries Flowers Nature’s Own Cobblestone Mill BlueBird ButterKrust Mary Jane Evangeline Maid Ideal Flowers Bakeries Regional Franchised Brands Sunbeam Roman Meal Bunny Holsum	Mrs. Smith’s Bakeries Desserts
Mrs. Smith’s
Oregon Farms
Stilwell
Oronoque Orchard
Pour a Quiche
Grand Finales
Pet-Ritz
Mrs. Smith’s Bakeries Bread and Rolls
European Bakers
Our Special Touch
Danish Kitchen
Flowers Snack
Mrs. Freshley’s
Bishop

      We are committed to producing high quality products at the lowest cost in all of our operations, and we have made significant capital investments in recent years to modernize, automate and expand our production and distribution capabilities and enhance our information technology. We believe these facilities will give us the ability to exploit many opportunities in the foodservice and mass merchandiser channels and continue our growth in the retail channel.

      In order to provide prompt and responsive service to customers, we tailor our distribution systems to the marketing and production aspects of our major product lines. Flowers Bakeries distributes its baked foods through its DSD system which utilizes approximately 2,800 independent distributors who, as owners of their territories, are motivated by financial incentives to maintain and build retail brand shelf space and to monitor product quality and assortment, which is essential in the marketing of short shelf life products such as fresh bread, rolls and buns. Mrs. Smith’s Bakeries distributes its frozen foods through two strategically-located frozen distribution facilities, as well as through additional commercial frozen warehouse space throughout the United States in order to accommodate demands in the retail channel for seasonal products and to provide staging to expedite distribution throughout the year. We utilize a centralized distribution facility for Flowers Snack’s snack cake products.

Industry Overview

      The United States food industry is comprised of a number of distinct product lines and distribution channels for bakery products. Consumer preferences for food purchases continue to move away from the traditional grocery store aisles to supermarket in-store deli/bakeries and to non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels. Non-supermarket channels of distribution are increasingly important throughout the food industry.

     Non-Frozen Bakery Products

      Retail sales of bakery products continue to experience modest growth, with expansion within the category occurring in a variety of premium and specialty breads. Sales of bakery products to mass merchandisers (such as Wal-Mart) continue to grow at a faster rate than traditional retail supermarket sales. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate, Sara Lee, Weston, Bimbo and Pepperidge Farm. There are also a number of smaller, regional companies. We believe that the larger companies enjoy several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

      Consolidation has been a significant trend in the baking industry over the last several years. It continues to be driven by factors such as capital constraints on smaller companies that limit their ability to avoid technological obsolescence, to increase productivity or to develop new products, generational changes at family-owned businesses and the need to serve the consolidated retail customers and the foodservice channel. We believe that the consolidation trend in the baking, food retailing and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses and that extend our super-regional presence.

     Frozen Bakery Products

      Sales of frozen desserts, breads and rolls to foodservice institutions and other distribution channels, including restaurants and in-store bakeries, have grown at a rate faster than sales to retail channels. Primary competitors in the frozen dessert market include Sara Lee, Pepperidge Farm, Marie Callendar and Pillsbury.

Strategy

      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. Our Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack businesses each develop strategies based on the production, distribution and marketing requirements of their particular food categories. We employ the following five overall strategies:

•	Strong Brand Recognition. We intend to capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to additional products and channels of distribution. Certain of our brands, including Nature’s Own bread and Cobblestone Mill bread are the top-selling brands in their categories. Many of our other white bread brands are category leaders in the geographical area where they are sold.

•	Efficient Production and Distribution Facilities. We intend to maintain a continuing level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Customer Service-Oriented Distribution. We intend to expand and refine our distribution systems to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers. We have a DSD system that utilizes approximately 2,800 independent distributors for delivery of our Flowers Bakeries products. Our Mrs. Smith’s Bakeries business utilizes a network of strategically located storage and distribution facilities for our frozen bakery and dessert products. Flowers Snack uses a centralized facility for distribution of snack cake products.

•	Broad Range of Products Sold Through Multiple Distribution Channels. We intend to continue to expand our product lines and distribution channels. Our product lines now include many varieties of bakery and dessert products. These products generally can be found in traditional supermarkets and in their in-store deli/bakeries, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines.

•	Strategic Acquisitions. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions. We intend to pursue growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories.

Products

      We produce fresh packaged bakery, frozen dessert and frozen bakery products.

     Flowers Bakeries

      We market our fresh packaged bakery products in the super-regional 16 state area in and surrounding the southeastern United States. Our soft variety and premium specialty breads are marketed throughout this entire area under our Nature’s Own and Cobblestone Mill brands. We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Mary Jane, Evangeline Maid and Ideal. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite being marketed solely in the super-regional 16 state area. Flowers Bakeries’ branded products (including thrift store sales) account for approximately 70% of its sales.

      In addition to our branded products, we also produce and distribute fresh packaged bakery products under private labels for retailers. While private label products carry lower margins than our branded products, we use our private label offerings to help the independent distributors in the DSD system expand total retail shelf space and to effectively utilize production and distribution capacity.

      We also utilize our DSD system to supply bakery products to quick serve restaurants and other outlets.

     Mrs. Smith’s Bakeries

      Mrs. Smith’s Bakeries’ frozen desserts are marketed throughout the United States. Mrs. Smith’s Bakeries’ frozen desserts are sold at retail under the Mrs. Smith’s, Pet Ritz and Oronoque Orchard brand names. Frozen desserts in the foodservice channel are sold under the Grand Finales and Restaurant Classics brands and under private labels for foodservice customers. We also produce and distribute frozen bakery products such as bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers and Our Special Touch brands are distributed for retail sale in super market deli-bakeries.

     Flowers Snack

      Flowers Snack produces and sells pastries, doughnuts and bakery snack products under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including vending and convenience stores. In addition, we produce pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also co-pack snack products under various private and branded labels for sale through the retail channel. Some of our co-pack customers are also our competitors.

Production and Distribution

      We design our production facilities and distribution systems to meet the marketing and production demands of our major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows us to establish reciprocal baking or product transfer arrangements among our bakeries, we seek to remain a low cost producer and marketer of a full line of bakery products on a national and super-regional basis. In addition to the DSD system for our fresh baked products, we also use both owned and public warehouses and distribution centers in central locations for the distribution of certain of our Flowers Snack and Mrs. Smith’s Bakeries’ products.

     Extended Shelf Life

      For several years, the company has considered the introduction of products with an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness. While ESL is not a new concept, progress has been made in recent years, and it has become a focus in our industry. After reformulating certain products and extensive testing, we selectively implemented ESL in fiscal 2002. We extended the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continue to use ESL in fiscal 2003 and expect to continue to do so in the future. Financial benefits of ESL have been recognized through reduced stale costs and reduced out-of-stock conditions. We have not, and do not intend, to reduce service days or the number of route territories used to service our customers.

     Flowers Bakeries

      We operate 27 fresh packaged bakery production facilities in ten states. Throughout our history, we have devoted significant resources to modernizing our production facilities and improving our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.

      Distribution of fresh packaged bakery products involves determining appropriate order levels, delivery of the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also utilizes scan based trading. Through scan based trading, we are able to track and monitor sales and inventories more effectively. The fresh packaged bakery industry relies on scan based trading to provide information that allows the company to produce and distribute products at high levels of efficiency. We utilize a network of approximately 2,800 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company.

      The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $1.2 million, $1.3 million and $1.3 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we utilize a software system that permits tracking of sales, product returns and profitability by selling location, plant, day and other bases. This provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing prompt operational adjustments when appropriate.

      We believe the independent distributor system is unique in the industry both as to its size and with respect to its geographic coverage. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

     Mrs. Smith’s Bakeries

      We operate four production facilities for our frozen desserts and frozen bakery products. Since we acquired Mrs. Smith’s Bakeries, we have devoted significant resources to modernizing and realigning our production facilities, which provides us significantly more capacity at fewer locations. We believe this production realignment gives us the ability to exploit many opportunities in the retail and foodservice channels.

      Our distribution facilities are strategically located near our production facilities to simplify distribution logistics. Our plant in Stilwell, Oklahoma is our primary producer of frozen fruit and custard pies. This facility also serves as a principal point of distribution for our frozen desserts. Our Spartanburg, South Carolina plant is our primary producer of cream pies. Our Suwanee, Georgia and Montgomery, Alabama facilities are our primary producers of frozen bread and rolls. Our Suwanee, Georgia freezer facility contains such innovations as five 78-foot tall, laser-guided cranes specifically designed for the facility, a six million cubic foot freezer and computer-controlled bar-coding and inventory control. The automation of this facility enables us to move extremely large volumes of product without a significant labor component and enables the facility to operate with extremely cold temperatures that preserve high product quality. These features allow our Suwanee freezer facility to better serve customers by processing customer orders much more quickly than conventional freezer facilities. Production capacity was added to this facility as part of the overall realignment project, enhancing operating efficiencies by having contiguous production and frozen storage and distribution.

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

     Flowers Snack

      We operate four production facilities that produce packaged bakery snack products. We distribute our packaged bakery snack products from a centralized distribution facility located near Knoxville, Tennessee, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses.

      In fiscal 2003, the company acquired all the assets of Bishop Baking Company, Inc. from Kellogg. Bishop has annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items the company did not previously produce, are distributed nationwide.

Customers

      Our top 10 customers in fiscal 2002 accounted for 42.7% of sales. During fiscal 2002, our largest customer, Wal-Mart, represented 10.5% of the company’s sales.

     Flowers Bakeries

      Our fresh baked foods have a highly diversified customer base, which includes mass merchandisers, grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for outlets such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

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

     Flowers Snack

      Our packaged bakery snack products under the Mrs. Freshley’s brand are sold primarily to customers who distribute the product through vending outlets. We produce packaged bakery snack products for Flowers Bakeries’ DSD system under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors.

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

Competition

     Flowers Bakeries

      The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries. Primary national competitors include Interstate, Sara Lee, Weston, Bimbo and Pepperidge Farm. We also face competition from private label brands produced by the company and its competitors. Competition is based on product availability, product quality, brand loyalty, price effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of the independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products, and sales channels, limit the effects of such competition. Recent consolidation in the industry has further enhanced the ability of the larger firms to compete with small regional bakeries. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

     Mrs. Smith’s Bakeries

      Mrs. Smith’s Bakeries, Sara Lee, Pepperidge Farm, Marie Callendar and Pillsbury lead the frozen baked dessert category. In addition, Mrs. Smith’s Bakeries competes with private label brands. Competition for frozen desserts depends primarily on brand recognition and loyalty, product quality, effective promotions and price. For the frozen bakery products manufactured by Mrs. Smith’s Bakeries and sold to foodservice customers, competition is based upon the ability to meet production and distribution demands at a competitive price.

     Flowers Snack

      Competitors for packaged bakery snack products produced by Flowers Snack include Interstate (Hostess and Dolly Madison) and many regional companies who produce both branded and private label product. For the fresh bakery snack products manufactured by Flowers Snack, competition is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price.

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

Raw Materials

      Our primary baking ingredients are flour, sugar, shortening, fruits and dairy products. We also use paper products, such as corrugated cardboard, aluminum products, such as pie plates, and films and plastics to package our baked foods. In addition, we are dependent upon natural gas and propane as fuel for firing ovens. Our independent distributors and third party shipping companies are dependent upon gasoline and diesel as fuel for distribution vehicles. We maintain diversified sources for all of our baking ingredients and packaging products.

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

Employees

      We employ approximately 8,100 persons, approximately 545 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Executive Offices

      The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Executive Officers of Flowers Foods

      The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects all executive officers for one-year terms with the exception of the positions of President and Chief Operating Officer — Flowers Bakeries, President and Chief Operating Officer — Mrs. Smith’s Bakeries and President and Chief Operating Officer — Flowers Snack, which are appointed by the President and Chief Operating Officer until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

Amos R. McMullian Age 65 Chairman of the Board and Chief Executive Officer	Mr. McMullian has been Chairman of the Board of Directors and Chief Executive Officer of Flowers Foods since November 2000. Mr. McMullian previously served as Chairman of the Board of Directors of Flowers Industries from 1985 to March 2001 and as its Chief Executive Officer from 1981 to March 2001. Mr. McMullian also previously served as a director of Keebler Foods Company from 1996 to March 2001.

George E. Deese Age 57 President and Chief Operating Officer	Mr. Deese has been President and Chief Operating Officer of Flowers Foods since May 2002. Mr. Deese previously served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002. Prior to that, he served as President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Jimmy M. Woodward Age 42 Senior Vice President and Chief Financial Officer	Mr. Woodward has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2002. Mr. Woodward previously served as Vice President and Chief Financial Officer from November 2000 until September 2002. Prior to that, he served as Vice President and Chief Financial Officer at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time. Mr. Woodward previously served as a director of Keebler Foods Company from 1998 to March 2001.

Gene D. Lord Age 55 President and Chief Operating Officer — Flowers Bakeries	Mr. Lord has been President and Chief Operating Officer of Flowers Bakeries since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 47 President and Chief Operating Officer — Flowers Snack	Mr. Shiver has been President and Chief Operating Officer of Flowers Snack since July 2002. Mr. Shiver previously served as Executive Vice President of Flowers Bakeries from 1998 until 2002. Prior to that, he served as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Name, Age and Office	Business Experience

William A. Strenglis Age 48 President and Chief Operating Officer — Mrs. Smith’s Bakeries	Mr. Strenglis has been President and Chief Operating Officer of Mrs. Smith’s Bakeries since January 2002. Mr. Strenglis previously served as Executive Vice President of Mrs. Smith’s Bakeries from October 1999 to January 2002 and as Division Vice President from January 1999 to October 1999. Prior to that time Mr. Strenglis served in various executive positions at Mrs. Smith’s Bakeries.

Stephen R. Avera Age 46 Secretary and General Counsel	Mr. Avera has been Secretary and General Counsel of Flowers Foods since February 2002. Mr. Avera previously served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Marta Jones Turner Age 49 Vice President of Communications and Investor Relations	Ms. Turner has been Vice President of Communications and Investor Relations of Flowers Foods since November 2000. Ms. Turner previously served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.

Other Available Information

      The company makes available free of charge through its Internet website (http://www.flowersfoods.com) the company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

Item 2.     Properties

      Currently 34 of our production facilities are owned and one facility is leased. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama(1)	Baton Rouge, Louisiana
Opelika, Alabama	Lafayette, Louisiana
Tuscaloosa, Alabama	New Orleans, Louisiana
Batesville, Arkansas	Goldsboro, North Carolina
Ft. Smith, Arkansas	Jamestown, North Carolina
Pine Bluff, Arkansas	Morristown, Tennessee
Texarkana, Arkansas	El Paso, Texas
Bradenton, Florida	Houston, Texas
Jacksonville, Florida	San Antonio, Texas
Miami, Florida	Tyler, Texas
Atlanta, Georgia	Lynchburg, Virginia
Thomasville, Georgia	Norfolk, Virginia
Tucker, Georgia	Bluefield, West Virginia
Villa Rica, Georgia
Mrs. Smith’s Bakeries(1)
Montgomery, Alabama	Stilwell, Oklahoma
Suwanee, Georgia	Spartanburg, South Carolina
Flowers Snack
Atlanta, Georgia	Cleveland, Tennessee
London, Kentucky	Crossville, Tennessee

(1)	The Stilwell, Oklahoma, Spartanburg, South Carolina and Suwanee, Georgia facilities will be sold as part of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, and a portion of the Suwanee facility will be leased back to the company. The Montgomery, Alabama facility will be retained by the company and, along with the Flowers Bakeries’ Birmingham, Alabama facility, will become part of the Flowers Snack division, which will be renamed Flowers Foods Specialty Group.

Item 3.     Legal Proceedings

      On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million, plus approximately $0.8 million representing costs and attorneys fees relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provides for the accrual of interest until it is settled or paid. During the fifty two weeks ended December 28, 2002, the company recorded $0.7 million in interest expense related to this award.

      On January 21, 2003, the District Court confirmed the final award and entered a judgment against Mrs. Smith’s Bakeries in the amount of the arbitration award. The District Court also awarded Trans American Brokerage its attorneys’ fees in connection with the confirmation proceedings. The company has appealed the decision of the District Court to the United States Court of Appeals for the Third Circuit. In

connection with the appeal, the company has filed a supersedeas bond with the District Court in the amount of $12.5 million in order to stay the execution of the judgment by the plaintiff pending the outcome of the appeal.

      In addition to the proceeding described above, we are engaged in various legal proceedings that arise in the ordinary course of our business. We believe it is remote that the amount of any ultimate liability with respect to those proceedings will be material to our financial position, results of operations, or cash flow. However, the company can not give any assurances regarding the ultimate outcome of these lawsuits and any resolution could be material to the company’s operating results for any particular period.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Shares of Flowers Foods common stock have been quoted on the New York Stock Exchange under the symbol “FLO” since March 28, 2001. The following table sets forth for the fiscal quarters indicated the high and low closing sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	Market Price		Market Price
	FY 2002		FY 2001

Quarter	High	Low	High	Low

First	$28.99	$22.25	$15.33	$12.97
Second	26.50	20.18	23.87	14.98
Third	24.45	18.17	27.83	20.83
Fourth	24.89	16.76	28.96	22.47

      On November 16, 2001, the Board of Directors declared a 3 for 2 stock split payable on January 2, 2002, which resulted in the issuance of 9.9 million shares of our common stock. All references to number of shares (other than the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years ended December 30, 2000 and January 1, 2000) or per share amounts herein, unless otherwise noted, reflect the 3 for 2 stock split on a retroactive basis.

      As of March 21, 2003, there were approximately 5,557 holders of record of our common stock.

Dividends

      On November 15, 2002, the Board of Directors declared a dividend of $0.05 per share on the company’s common stock to shareholders of record on November 29, 2002. This dividend of $1.5 million was paid on December 13, 2002. On February 21, 2003, the Board of Directors declared a dividend of $0.05 per share on the company’s common stock to shareholders of record on March 7, 2003. This dividend of $1.5 million was paid on March 21, 2003.

      The declaration and payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of our credit agreement for fiscal 2002, the maximum cash dividend permitted was equal to $5.0 million, plus an amount not to exceed the Cumulative Retained Excess Cash Flow Amount, as defined under the credit agreement, provided certain leverage ratios and unutilized revolving commitments were met. On February 21, 2003, the credit agreement was amended to provide that, for fiscal years commencing after fiscal 2002, the maximum cash dividend permitted is $12.5 million. Additional cash dividends may be paid provided that certain leverage ratios and unutilized revolving commitments are met.

Securities Authorized for Issuance under Compensation Plans

      The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))

Plan Category	(a)	(b)	(c)

(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	1,606	$14.22	1,379
Equity compensation plans not approved by security holders	—	—	—

Total	1,606	$14.22	1,379

Item 6.     Selected Financial Data

      The selected consolidated historical financial data presented below as of and for the fiscal years 2002, 2001, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 52 Weeks Ended

	December 28, 2002	December 29, 2001	December 30, 2000	January 1, 2000	January 2, 1999

	(Amounts in thousands, except per share data)
Statement of Income Data:
Net sales (1)	$1,652,162	$1,627,004	$1,562,879	$1,507,424	$1,483,148
Materials, supplies, labor and other production costs	910,369	888,824	900,198	883,882	795,084
Selling, marketing and administrative expenses(1)	613,020	622,132	585,434	582,616	527,613
Depreciation and amortization	73,965	73,815	67,102	53,890	53,544
Asset impairment	26,500	—	17,383	—	—
Unusual charges (credits)	1,111	43,898	321	(5,994)	64,461
Insurance proceeds	—	(7,473)	(17,193)	—	—
Interest expense	22,167	36,466	68,373	44,691	42,225
Interest income	(5,686)	(4,278)	—	—	—
Income (loss) from continuing operations before income taxes, extraordinary net gain on early extinguishment of debt and cumulative effect of changes in accounting principles	10,716	(26,380)	(58,739)	(51,661)	221
Income tax expense (benefit)	4,593	(8,137)	(16,457)	(16,915)	1,429
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of changes in accounting principles	6,123	(18,243)	(42,282)	(34,746)	(1,208)
Income from discontinued operations, net of tax	—	—	87,809	42,040	46,238
Transaction costs less phase-out income, net of tax	—	—	(40,482)	—	—
Income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of changes in accounting principles	6,123	(18,243)	5,045	7,294	45,030
Extraordinary net gain on early extinguishment of debt, net of taxes	—	3,950	—	—	—
Cumulative effect of changes in accounting principles, net of tax benefit(2)	(23,078)	—	—	—	(3,131)
Net (loss) income	$(16,955)	$(14,293)	$5,045	$7,294	$41,899
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of changes in accounting principles per diluted common share	0.20	(.61)	(1.41)	(1.16)	(.04)
Cash dividends per common share	0.05	—	1.74	1.68	1.59
Balance Sheet Data:
Total assets(3)	$1,096,380	$1,099,691	$1,562,646	$1,566,963	$1,382,877
Long-term debt(4)	$223,133	$242,057	$247,847	$303,955	$215,233
Stockholders’ equity	$592,996	$621,637	$502,460	$538,754	$572,961

(1)	Reflects reclassification of slotting fees and coupon expenses from selling, marketing and administrative expenses to net sales of $2.0 million, $6.1 million, $4.0 million and $3.8 million, in fiscal 2001, 2000, 1999 and 1998, respectively. Fiscal 2002 slotting and coupon fees were $5.6 million.
(2)	Goodwill impairment charge resulting from adoption of SFAS 142 for the 52 weeks ended December 28, 2002 and the adoption of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” for the 52 weeks ended January 2, 1999.
(3)	Includes net assets of discontinued operations of $567.4 million, $496.7 million and $461.1 million at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.
(4)	Excludes amounts settled by others of $540.0 million, $486.0 million and $282.0 million at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion should be read in conjunction with “Selected Financial Data” included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial State-

ments included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See “Forward-Looking Statements.”

General

      The company produces and markets fresh baked breads, rolls and snack foods and frozen baked breads and desserts. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to control overhead costs and maximize use of production capacity.

      Effective July 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. Because Mrs. Smith’s Bakeries and Flowers Snack historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present comparative historical information for Mrs. Smith’s Bakeries and Flowers Snack as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had Mrs. Smith’s Bakeries and Flowers Snack performed these functions as separate divisions.

      The principal elements comprising the company’s production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the company’s products are flour, sugar, shortening, fruits and dairy products. The company also uses paper products, such as corrugated cardboard, aluminum products, such as pie plates, and plastic, to package its products. The prices of these materials are subject to significant volatility. The company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

      The company’s selling, marketing and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the company’s cost structure, other than production costs, and are principally influenced by changes in sales volume. Additionally, the independent distributors receive a percentage of the wholesale price of sales to retailers and other customers. The company records these amounts as selling, marketing and administrative expense.

      Depreciation and amortization expenses for the company are comprised of depreciation of property, plant and equipment and amortization of certain costs in excess of net tangible assets associated with acquisitions. The company does not allocate depreciation and amortization to cost of goods sold.

Critical Accounting Policies and Estimates

      The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an on-going basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	revenue recognition;

•	allowance for doubtful accounts;

•	derivative instruments;

•	reserves for obsolescence and unmarketable inventory;

•	valuation of long-lived assets, goodwill and other intangibles;

•	deferred tax asset valuation allowance; and

•	pension obligations.

      Revenue Recognition. The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives, at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue. Independent distributors receive a discount equal to a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. If market conditions were to decline, the company may take actions to increase distributor discounts, possibly resulting in an incremental increase in selling, marketing and administrative expenses at the time the discount is offered.

      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. This technology is referred to in the industry as pay by scan (“PBS”). During 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is an industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2002, the company recorded approximately $116.9 million in sales through PBS. The company estimates that by the end of fiscal 2003, it will have approximately $243.0 million in PBS sales. While PBS modestly delays the timing of revenue recognition, given the quick turn of our products, the company does not expect PBS to have a material adverse effect on reported revenues in any period.

      Allowance for Doubtful Accounts. The company maintains allowances for doubtful accounts for estimated losses resulting from non-payment by our customers. While the company believes its current allowance for doubtful accounts is reasonable, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Derivative Instruments. The company’s cost of primary raw materials is highly correlated to the commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. From time to time, we enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw material prices. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. The company may from time to time enter into contracts that do not qualify for hedge accounting treatment under GAAP. These contracts must, under GAAP, be marked to market as of the end of each quarter, which may result in significant volatility in our results of operations.

      Reserves for Obsolescence and Unmarketable Inventory. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

      Valuation of Long-Lived Assets, Goodwill and Other Intangibles. The company records an impairment charge to property, plant and equipment assets, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future.

      Deferred Tax Asset Valuation Allowance. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      Pension Obligations. The company records pension costs and the liabilities related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There are no new participants in the company’s defined benefit plan as participation was frozen as of December 31, 1998. The company’s fiscal 2002 pension expense was $5.9 million. The company expects its fiscal 2003 pension expense to increase by approximately $4.4 million. This increase is largely attributed to unrecognized losses on pension assets related to weakness in the equity markets. A quarter percentage point change in the discount rate would impact the company’s fiscal 2002 expense by approximately $0.2 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2002 pension expense by approximately $0.4 million on a pre-tax basis.

      During fiscal 2002 and fiscal 2001, the company contributed $6.2 million and $2.5 million, respectively, to the defined benefit plan. The company’s pension plan assets have declined due to the recent weakness in the equity markets, while pension liabilities and benefit payments have continued to grow. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2002, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $17.3 million, net of tax. Other comprehensive income captures certain items excluded from net income, such as unrealized gains or losses related to derivative financial instruments, as well as additional minimum pension liabilities not yet recognized in the Consolidated Statement of Income as part of net pension cost. Other balance sheet accounts impacted include deferred tax assets (increase of $10.8 million), unfunded pension liability (increase of $28.6 million), and an intangible asset related to unrecognized prior service costs (increase of $0.5 million). Future pension contributions will depend on market conditions. If weak market conditions persist, the company expects to make future cash contributions to the pension plan. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

      Keebler Transaction in Fiscal 2001. On March 26, 2001, FII completed a transaction that resulted in the spin-off of Flowers Foods and the merger of FII with a wholly-owned subsidiary of Kellogg. In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries, Inc. and Mrs. Smith’s Bakeries, Inc. and all other assets and liabilities directly held by FII (except for its majority interest in Keebler and certain debt, other liabilities and transaction costs) to Flowers Foods. FII distributed all of the outstanding shares of common stock of Flowers Foods to then existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

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

      Acquisitions. On October 25, 2002, Flowers Bakeries acquired Ideal Baking Company, Inc. (“Ideal”) for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal, which had annual sales of approximately $15 million in 2001, employs 280 people and operates approximately 75 sales routes from its Batesville, Arkansas bakery that serve customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

      In September 2001, Flowers Bakeries acquired The Kotarides Baking Company’s (“Kotarides”) business in the Norfolk, Virginia area and certain other assets. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supply fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries’ Norfolk, Virginia bakery will operate the routes and will produce and market breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting.

      In January 2000, Flowers Bakeries completed the purchase of The Kroger Company’s Memphis, Tennessee bakery. This facility produced breads, buns and rolls, for Kroger stores in Tennessee, northern Arkansas and southern Missouri. During the second quarter of fiscal 2001, the decision was made to close this facility in order to consolidate production efforts in this geographical area. This area is now served from other production facilities within the company. This acquisition was recorded under the purchase method of accounting.

      Sale of Mrs. Smith’s Bakeries’ Dessert Business. On January 30, 2003 the company announced it had entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. A closing date for the transaction has not been determined pending approval of the transaction by the Federal Trade Commission and the satisfaction of all other closing conditions. The company will retain the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which complements our core fresh bread business, and it will become a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Foods Specialty Group. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack business units as such businesses were operated as of December 28, 2002. In the first quarter of fiscal 2003, the frozen dessert business of Mrs. Smith’s Bakeries being sold will be reported as a discontinued operation and the frozen bread and roll business of Mrs. Smith’s Bakeries to be retained will be reported as a part of Flowers Foods Specialty Group.

      Adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If an asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS 142, with any recognized impairment loss reported as the cumulative effect of an accounting change at the date of adoption.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the impairment test measures the amount of the impairment loss as of the beginning of the fiscal year. The company recorded a goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle. Further, the adoption of SFAS 142 reduced the company’s amortization expense for goodwill and other intangibles by $4.0 million in fiscal year 2002.

Information on Unusual Charges

     Fiscal 2002 Charges

      Asset Impairment Charge. In the fourth quarter of fiscal 2002, the company recorded a non-cash asset impairment charge of $26.5 million under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This charge consisted of $0.3 million at Flowers Bakeries, $24.4 million at Mrs. Smith’s Bakeries and $1.8 million at Flowers Snack as described in the chart below.

			Flowers
	Flowers Bakeries	Mrs. Smith’s Bakeries	Snack	Total

	(Amounts in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is typically during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This is historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144. The impairment of systems costs represents the net book value of certain enterprise-wide information system (“SAP”) costs that were determined to be impaired as a result of the fiscal 2002 internal operating segment reorganization previously discussed. In the fourth quarter of fiscal 2002, the company converted four former Mrs. Smith’s Bakeries production facilities from the SAP version used at Mrs. Smith’s Bakeries to the SAP version used at Flowers Bakeries. Fixed assets to be abandoned consist of certain machinery and equipment that the company has decided will no longer be used in production. As such, the impairment recorded represents the full net book value of those assets.

      Segment Reorganization Charge. As a result of the reorganization of segments previously discussed, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. The charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. During the fourth quarter of fiscal 2002, a $0.2 million reduction was recorded to this charge, as a result of lower than anticipated payments of contract termination fees. Segment data prior to the third quarter of fiscal 2002 has been restated to reflect the restructuring.

     Fiscal 2001 Charges

      Legal Settlement Charge. On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and reasonable attorneys’ fees incurred by the plaintiff. The company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute.

      Mrs. Smith’s Bakeries’ Facility Closing Charge. During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded an unusual charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to consolidate production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write-off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was completed in fiscal 2001.

      Flowers Bakeries’ Facility Closing Charge. During the second quarter of fiscal 2001, Flowers Bakeries recorded an unusual charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of fiscal 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to consolidate production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was completed in fiscal 2001.

      Keebler Transaction. In connection with the spin-off and merger transaction previously discussed, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company’s continuing operations, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction.

     Fiscal 2000 Charges

      Mrs. Smith’s Bakeries’ Asset Impairment. During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries recorded an asset impairment charge of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company’s decision to discontinue certain products under the Banquet product line and the decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines.

      Mrs. Smith’s Bakeries’ Facility Closing Charge. During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a direct result, Mrs. Smith’s Bakeries recorded a charge of $1.5 million, which consisted of $1.0 million of non cash asset impairments and $0.5 million of severance and other employee costs. This plan was completed in fiscal 2001.

      Flowers Bakeries’ Facility Closing Charge. During fiscal 2000, Flowers Bakeries recorded a $1.2 million adjustment to the fiscal 1998 restructuring reserve. This adjustment was the result of Flowers Bakeries’ decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our foodservice customers. This bakery was operational in the spring of fiscal 2001.

     Results of Operations

      The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52 Weeks Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Sales	100.00%	100.00%	100.00%
Gross margin	44.90	45.37	42.40
Selling, marketing, and administrative expenses	37.10	38.24	37.46
Depreciation and amortization	4.48	4.54	4.29
Interest	1.00	1.98	4.37
Income (loss) from continuing operations before income taxes, extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	0.65	(1.62)	(3.76)
Net (loss) income	(1.03)	(0.88)	0.32

Fifty-Two Weeks Ended December 28, 2002 Compared to Fifty-Two Weeks Ended December 29, 2001

     Consolidated and Segment Results

      Sales. For the fiscal year ended December 28, 2002, sales were $1,652.2 million, or 1.5% higher than sales in the comparable period of the prior year, which were $1,627.0 million.

      Flowers Bakeries’ sales for the fiscal year ended December 28, 2002, were $1,066.7 million, an increase of 1.0% from sales of $1,055.9 million reported for the same period in the prior year. Total volume increases of 2.1% were partially offset by price decreases of 1.1%. The Kotarides and Ideal acquisitions contributed slightly over half of the volume increase. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 65% of Flowers Bakeries’ dollar sales. These sales, consisting primarily of the company’s Natures Own brand of soft variety breads and the Sunbeam brand of white bread, increased approximately 3.7% over the same period in the prior year. Sales in the foodservice channel represent approximately 17% of Flowers Bakeries’ sales. These sales decreased approximately 3.2% from the same period in the prior year. This decrease was primarily due to decreased volume and product and customer mix changes. Store branded retail sales represent approximately 13% of Flowers Bakeries’ sales. These sales were relatively flat compared to fiscal 2001.

      Mrs. Smith’s Bakeries’ sales for the fiscal year ended December 28, 2002 were $435.2 million, an increase of 3.8% from sales of $419.5 million reported during the same period in the prior year. Branded products distributed frozen to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 34% of Mrs. Smith’s Bakeries’ sales. These sales decreased approximately 7.1% from the same period in the prior year. This decrease was primarily the result of increased promotional activity recorded as a reduction of sales and just in time inventory buying programs by retailers. In addition, product cuts made to customer orders due to production equipment start up issues at the Spartanburg, South Carolina facility during the first quarter of fiscal 2002 contributed to the decrease. The start up issues were a result of the closing of the Pembroke, North Carolina facility and the resulting shift of production to Spartanburg. Although the company built up finished-goods inventory in anticipation of this move, the company did not have sufficient inventory of the right product at the right time to fully fill orders. Sales to foodservice customers represent approximately 40% of Mrs. Smith’s Bakeries’ sales. Foodservice sales increased approximately 9.7% over the same period in the prior year. This increase was primarily attributable to custom frozen bread and roll products for various customers. Sales to in-store bakery customers represent approximately 25% of Mrs. Smith’s Bakeries’ sales. In-store bakery sales increased approximately 10.7% over the same period in the prior year. This increase is primarily attributable to volume related to increased sales to existing customers.

      Flowers Snack’s sales for the fiscal year ended December 28, 2002, were $150.3 million, a decrease of 0.9% from sales of $151.7 million reported for the same period in the prior year. Mrs. Freshley’s retail sales represent approximately 19% of Flowers Snack’s sales. These sales increased approximately 3.6% from the same period in the prior year. The increase was primarily due to volume. Store branded retail sales represent approximately 11% of Flowers Snack’s sales. These sales decreased 2.8% from the same period in the prior year. The decrease was primarily due to a decrease in volume. Sales to customers who distribute in the vending channel represent approximately 29% of Flowers Snack’s sales. These sales decreased 3.3% from the same period in the prior year. This decrease was primarily the result of volume decreases with certain existing customers. Sales to non-affiliated food companies under contract production arrangements represent approximately 41% of Flowers Snack’s sales. These sales were relatively flat compared to fiscal 2001.

      Gross Margin (defined as net sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the fiscal year ended December 28, 2002, was $741.8 million, or 0.5% higher than gross margin reported for the prior year of $738.2 million. As a percent of sales, gross margin decreased to 44.9% from 45.4% reported for the fiscal year ended December 29, 2001.

      Flowers Bakeries’ gross margin increased to 56.8% of sales for the fiscal year ended December 28, 2002, compared to 56.7% of sales for the same period in the prior year. This increase can be attributed to lower utility and packaging costs as well as a more favorable product mix. Additionally, there were reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher ingredient and labor costs. The increase in labor costs can primarily be attributed to increases in welfare benefit expenses.

      Mrs. Smith’s Bakeries’ gross margin decreased to 22.2% of sales for the fiscal year ended December 28, 2002, compared to 23.6% of sales for the same period in the prior year. Improvements due to increased production in the Suwanee facility and favorable variances in overhead expenses were more than offset by the continued cost overruns at Spartanburg mentioned above. Additionally, a lower net selling price resulting from higher promotional activities and a shift in product mix also adversely impacted the gross margin.

      Flowers Snack’s gross margin decreased to 29.8% of sales for the fiscal year ended December 28, 2002, compared to 30.8% of sales for the same period in the prior year. This decrease was primarily related to higher ingredient and labor costs.

      Selling, Marketing and Administrative Expenses. For the fiscal year ended December 28, 2002, selling, marketing and administrative expenses were $613.0 million, or 37.1% of sales as compared to $622.1 million, or 38.2% of sales reported for the fiscal year ended December 29, 2001.

      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $472.9 million, or 44.3% of sales during the fiscal year ended December 28, 2002, as compared to $480.0 million, or 45.5% of sales during the same period in the prior year. The decrease was comprised of decreases in labor and utility expenses. In addition, Flowers Bakeries’ administrative expenses have decreased as a result of the continued consolidation of accounts payable and accounts receivable functions to a shared services processing center. These decreases were partially offset by increases in advertising and thrift store discounts.

      Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $91.8 million, or 21.1% of sales during the fiscal year ended December 28, 2002 as compared to $94.1 million, or 22.4% of sales during the same period in the prior year. As a part of the company’s decision to restructure its segments, Mrs. Smith’s Bakeries eliminated approximately 70 administrative positions during the second quarter of fiscal 2002.

      Flowers Snack’s selling, marketing and administrative expenses were $28.1 million, or 18.7% of sales during the fiscal year ended December 28, 2002 as compared to $29.7 million, or 19.6% of sales during the same period in the prior year. This decrease was primarily attributable to lower administrative expenses resulting from the segment restructuring and shared administrative functions discussed above.

      Depreciation and Amortization. Depreciation and amortization expense was $74.0 million for the fiscal year ended December 28, 2002, an increase of 0.2% from the same period in the prior year, which was $73.8 million.

      Flowers Bakeries’ depreciation and amortization expense decreased to $45.2 million for the fiscal year ended December 28, 2002 from $46.8 million in the same period in the prior year. The decrease was primarily attributable to a decrease in amortization expense of $2.2 million as a result of the implementation of SFAS 142 discussed above. Partially offsetting this decrease was the depreciation of assets purchased that were leased in the prior year as well as depreciation on capital projects placed in service in the current year.

      Mrs. Smith’s Bakeries’ depreciation and amortization expense for the fiscal year ended December 28, 2002 was $23.0 million as compared to $22.2 million in the same period in the prior year. The increase in depreciation expense, primarily the result of an increase in capital expenditures and the purchase of assets that were leased in the prior year, was partially offset by a decrease in amortization expense of $1.8 million as a result of the implementation of SFAS 142.

      Flowers Snack’s depreciation and amortization expense increased to $5.6 million for the fiscal year ended December 28, 2002 from $4.6 million in the prior year. The increase in depreciation expense was a result of capital expenditures.

      Proceeds From Insurance Policies. The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. During fiscal 2001 and 2000, the company received settlement amounts of $7.5 million and $17.2 million, respectively.

      Asset Impairment and Unusual Charges. In fiscal 2002, the company recorded $27.6 million in asset impairment and unusual charges compared to $43.9 million recorded in fiscal 2001. These charges are discussed above in “Information on Unusual Charges.”

      Interest Expense. For the fiscal year ended December 28, 2002, net interest expense was $16.5 million, a decrease of $15.7 million from the same period in the prior year, which was $32.2 million. The decrease was primarily related to a reduction in debt that resulted from the spin-off and merger transaction. In addition, the company made a voluntary debt payment of $50.0 million in the fourth quarter of fiscal 2001, resulting in decreased interest expense. This decrease in interest was partially offset by a $0.7 million accrual of interest related to the Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. arbitration discussed above in Part I-Item 3: Legal Proceedings.

      Income (Loss) From Continuing Operations Before Income Taxes, Extraordinary Net Gain on Early Extinguishment of Debt and Cumulative Effect of a Change in Accounting Principle. Income before income taxes, extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle for the fiscal year ended December 28, 2002 was $10.7 million, an improvement of $37.1 million from the $26.4 million loss reported for the prior year.

      The improvement was primarily the result of three factors: (i) a decrease in unusual charges of $16.3 million; (ii) significant improvements in the operating results of Flowers Bakeries of $15.5 million; and (iii) a decrease in interest expense of $15.7 million as a result of the decrease in debt discussed above. Partially offsetting these positive items was an increase in Mrs. Smith’s Bakeries’ and other unallocated operating losses of $0.5 million and $1.1 million, respectively. In addition, there was a decrease in insurance proceeds of $7.5 million and a decrease in Flowers Snack’s operating income of $1.3 million.

      Income Taxes. Income tax expense for the fiscal year ended December 28, 2002, was provided for at an estimated effective rate of 42.9%. The effective rate differs from the statutory rate primarily due to state income taxes.

      Extraordinary Net Gain on Early Extinguishment of Debt. During December 2001, the company made a $50.0 million voluntary debt payment which, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized loan costs, resulting in an early extinguishment of debt charge, net of tax, of $1.1 million which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss.

      During the first quarter of fiscal 2001, the company completed a tender offer for the $200 million aggregate principal amount of the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by the write-off of $4.2 million in debt issuance costs and $3.1 million in taxes.

      Cumulative Effect of a Change in Accounting Principle. As a result of SFAS 142, the company recorded a goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle.

Fifty-Two Weeks Ended December 29, 2001 Compared to Fifty-Two Weeks Ended December 30, 2000

     Consolidated and Segment Results

      Sales. For the fiscal year ended December 29, 2001, sales were $1,627.0 million, or 4.1% higher than sales in the prior year, which were $1,562.9 million.

      Flowers Bakeries’ sales for fiscal 2001 were $1,055.9 million, an increase of 3.9% over sales of $1,016.2 million reported for fiscal 2000. Branded and private label products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 82% of Flowers Bakeries’ sales. These sales, driven by the company’s Natures Own brand of soft variety breads, increased approximately 3.9% over fiscal 2000. This increase was primarily attributable to increased selling prices and a favorable product mix. The balance of Flowers Bakeries’ sales was primarily to foodservice customers. Foodservice sales increased approximately 4.3% over fiscal 2000. This increase was primarily due to favorable pricing.

      Mrs. Smith’s Bakeries’ sales for fiscal 2001 were $419.5 million, an increase of 3.0% over sales of $407.1 million, reported during fiscal 2000. Branded and private label products distributed to supermarkets, convenience stores, mass merchandisers, club stores and the vending trade represent approximately 61% of Mrs. Smith’s Bakeries’ sales. These sales increased approximately 6.0% over the prior year. This increase was primarily due to favorable pricing and volume. Sales to foodservice customers represent approximately 38% of Mrs. Smith’s Bakeries’ sales. Foodservice sales decreased approximately 1.7% from the prior year. This decrease was primarily attributable to decreased volume due to economic conditions in the foodservice industry.

      Flowers Snack’s sales for fiscal 2001 were $151.7 million, an increase of 8.7% from sales of $139.5 million reported for the same period in the prior year. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 18% of Flowers Snack’s sales. These sales increased approximately 14.0% from the same period in the prior year. The increase was primarily due to volume. Store branded retail sales represent approximately 11% of Flowers Snack’s sales. These sales increased approximately 18.3% from the same period in the prior year. The increase was primarily due to increased volume with several key customers. Sales in the vending channel represent approximately 30% of Flowers Snack’s sales. These sales increased 7.1% from the same period in the prior year. This increase was due to increased volume as a result of aggressively developing and growing this sales channel. Sales to non-affiliated food companies under contract production arrangements represent approximately 41% of Flowers Snack’s sales. These sales increased by approximately 5.3% from the same period in the prior year. This increase was due to increased volume to a major customer.

      Gross Margin (defined as net sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for fiscal 2001 was $738.2 million, or 11.4% higher than gross margin reported a year ago of $662.7 million. As a percent of sales, gross margin was 45.4% for fiscal 2001, compared to 42.4% for fiscal 2000.

      Flowers Bakeries’ gross margin increased to 56.7% of sales for fiscal 2001, compared to 54.5% of sales for fiscal 2000. This increase can be attributed to improved pricing and lower packaging and ingredient costs as well as a more favorable product mix. Additionally, there were significant reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher labor and energy costs. The increase in labor costs can primarily be attributed to increases in insurance expenses.

      Mrs. Smith’s Bakeries’ gross margin increased to 23.6% of sales for fiscal 2001, compared to 19.0% of sales for fiscal 2000. This increase was attributable to lower ingredient costs due to improved scrap rates at our highly automated facilities and a reduction in labor costs due to the use of fewer temporary employees as a result of the correction of the mechanical problems at the Stilwell plant.

      Flowers Snack’s gross margin increased to 30.8% of sales for fiscal 2001, compared to 27.5% of sales for fiscal 2000. This increase is attributable to better efficiencies gained at our manufacturing facilities.

      Selling, Marketing and Administrative Expenses. During fiscal 2001, selling, marketing and administrative expenses were $622.1 million, or 38.2% of sales, as compared to $585.4 million, or 37.5% of sales reported for fiscal 2000.

      Flowers Bakeries’ selling, marketing and administrative expenses were $480.0 million, or 45.5% of sales during fiscal 2001 as compared to $450.3 million, or 44.3% during fiscal 2000. The increase in absolute terms as well as a percent of sales was comprised of increases in labor and distribution costs. These increases were partially offset by decreases in expenses as compared to the prior year associated with the rollout of an enterprise-wide information system, which was completed in fiscal 2002.

      Mrs. Smith’s Bakeries’ selling, marketing and administrative expenses were $94.1 million, or 22.4% of sales during fiscal 2001 as compared to $91.6 million, or 22.5% of sales during fiscal 2000. This increase in dollars was primarily a result of an increase in advertising expense of $6.8 million in fiscal 2001 resulting from television promotions run during the fiscal 2001 pie season. Partially offsetting this increase were lower distribution expenses and lower trade promotion expenses. Trade promotion expenses decreased primarily as a result of higher costs incurred in fiscal 2000 related to the introduction of Mrs. Smith’s Cookies and Cream pies.

      Flowers Snack’s selling, marketing and administrative expenses were $29.7 million, or 19.6% of sales during fiscal 2001 as compared to $26.1 million, or 18.7% during fiscal 2000. The increase was primarily a result of higher administrative costs.

      Depreciation and Amortization. Depreciation and amortization expense was $73.8 million for fiscal 2001, an increase of 10.0% over the prior year, which was $67.1 million.

      Flowers Bakeries’ depreciation and amortization expense increased to $46.8 million in fiscal 2001 from $39.7 million in fiscal 2000. The increase was primarily attributable to the depreciation of costs capitalized in prior years associated with information technology projects and increased depreciation as a result of the purchase of assets that were leased in the prior year.

      Mrs. Smith’s Bakeries’ depreciation and amortization expense in fiscal 2001 was $22.2 million as compared to $20.8 million in fiscal 2000. The increase in depreciation expense was the result of an increase in capital expenditures and the purchase of assets that were leased in the prior year. Partially offsetting this increase, was a decrease in amortization as a result of the write-down of goodwill and other identifiable intangible assets related to the Pet-Ritz and Banquet brands which was recorded in the fourth quarter of fiscal 2000.

      Flowers Snack’s depreciation and amortization expense decreased to $4.6 million in fiscal 2001 from $6.1 million in fiscal 2000. The decrease was primarily attributable to a reduction of allocated expenses from our Mrs. Smith’s Bakeries division.

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

      Asset Impairment and Unusual Charges. In fiscal 2001, the company recorded $43.9 million in asset impairments and unusual charges compared to $17.7 million recorded in fiscal 2000. These charges are discussed above in “Information on Unusual Charges.”

      Interest Expense. For fiscal 2001, net interest expense was $32.2 million, a decrease of $36.2 million from the prior year, which was $68.4 million. The decrease is due to a reduction in debt that resulted from the spin-off and merger transaction.

      (Loss) Before Income Taxes, Discontinued Operations and Extraordinary Gain. The loss before income taxes, discontinued operations and extraordinary gain for fiscal 2001 was $26.4 million, an improvement of $32.3 million from the $58.7 million loss reported in fiscal 2000.

      The improvement is primarily a result of significant improvements in the operating results of Mrs. Smith’s Bakeries of $17.6 million and a decrease in interest expense of $36.2 million as a result of the decrease in debt resulting from the spin-off and merger transaction. In addition, Flowers Bakeries’ and Flowers Snack’s operating income increased by $8.1 million and $6.3 million, respectively. Partially offsetting these positive items were increases in unusual charges of $26.2 million and a decrease in insurance proceeds of $9.7 million.

      Income Taxes. The income tax benefit during fiscal 2001 was provided for at an estimated effective rate of 31%. The effective rate differs from the statutory rate due to non-deductible expenses, principally amortization of intangibles, including trademarks, trade names and goodwill.

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

      Extraordinary Net Gain on the Early Extinguishment of Debt. During December 2001, the company made a $50.0 million voluntary debt payment which, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively. As a result of the voluntary debt payment, the company reduced its unamortized loan costs, resulting in an early extinguishment of debt charge, net of tax, of $1.1 million which was recorded in the fourth quarter of fiscal 2001 as an extraordinary loss.

      On March 26, 2001, the company completed a tender offer for the debentures and repurchased substantially all the debentures at a discount. Accordingly, the company recorded an extraordinary gain in the first quarter of fiscal 2001 of approximately $5.0 million, net of tax, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million in debt issuance costs and $3.1 million in taxes.

Liquidity and Capital Resources

      Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert those assets that are no longer required to meet existing strategic and financing objectives into cash. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long range business objectives and debt service commitments. Currently, our liquidity needs arise primarily from debt service, working capital requirements and capital expenditures.

      Flowers Foods’ cash and cash equivalents increased to $69.8 million at December 28, 2002 from $12.3 million at December 29, 2001. The increase resulted from $122.8 million provided by operating activities, offset by $46.9 million and $18.3 million used for investing and financing activities, respectively.

      Cash Flows Provided by Operating Activities. Net cash of $122.8 million provided by operating activities consisted primarily of a $17.0 million net loss adjusted for certain non-cash items of $133.7 million and working capital and other activities of $6.1 million.

      Pension Obligation. During fiscal 2002, the company contributed $6.2 million to its defined benefit plan. The company’s pension plan assets have declined due to weakness in the equity market, while pension liabilities and benefit payments have continued to grow. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2002, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $17.3 million, net of tax. Other comprehensive income captures certain items excluded from net income, such as unrealized gains or losses related to derivative financial instruments, as well as additional minimum pension liabilities not yet recognized in the Consolidated Statement of Income as part of net pension cost. Other balance sheet accounts impacted include deferred tax assets (increase of $10.8 million), unfunded pension liability (increase of $28.6 million), and an intangible asset related to unrecognized prior service costs (increase of $0.5 million). Future pension contributions will depend on market conditions. If weak market conditions persist, the company expects to make future cash contributions to the pension plan. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

      Cash Flows Disbursed for Investing and Financing Activities. Net cash disbursed for investing activities for fiscal 2002 of $46.9 million included capital expenditures of $48.8 million. Capital expenditures at Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack were $27.4 million, $18.0 million and $3.1 million, respectively. In addition, $1.0 million was used to fund the acquisition of Ideal. Net cash disbursed for financing activities of $18.3 million consisted primarily of $17.1 million in debt and capital lease payments.

      Credit Facility. The company’s credit agreement provides for total borrowings of up to $310.3 million consisting of Term Loan A of $34.2 million and Term Loan B of $146.1 million and a revolving loan facility of $130.0 million. The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, purchases of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Annual capital expenditures are restricted between $50.0 million and $57.5 million during the periods beginning in fiscal 2001 and ending with fiscal 2005 unless certain conditions are met. No dividends were allowed to be paid in fiscal 2001. Generally, for fiscal 2002, the maximum amount of dividends payable by the company could not exceed $5.0 million. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert assets to Schwan, an increase in the amount of dividends the company can pay, an increase in the allowable amount of capital expenditures and an increase in the company’s ability to repurchase its own common stock within certain limits and make acquisitions within certain limits. The company believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post-closing adjustments, are required to be applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis.

      Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 2.5% — 0.5% for Term Loan A and the revolving loan facility and 2.75% — 1.75% for Term Loan B. In addition, a commitment fee of 0.5% — 0.375% is due quarterly on all commitments not utilized under the credit agreement. At December 28, 2002, the interest rates for Term Loan A and Term Loan B were 4.125% and 4.625%, respectively. At December 28, 2002, the outstanding balances of Term Loan A and Term Loan B were $34.2 million and $146.1 million, respectively. No amounts were outstanding under the revolving loan facility.

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

      The company’s credit rating by Standard and Poor’s as of December 28, 2002 was BBB-. The company’s credit rating by Fitch as of December 28, 2002 was BB+. The company’s credit rating by Moody’s as of December 28, 2002 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could affect future credit availability.

      Distributor Arrangements. The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors use this financing. Prior to March 26, 2001, the purchases of these territories were financed by a third-party financial institution. The distributor notes have a ten year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories at the original price in the six-month period following the sale of a territory to the independent distributor. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.6 million for fiscal 2002 and fiscal 2001, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. In the event the company exits a territory, it is obligated to repurchase the territory from the independent distributor for the greater of the original purchase price or a multiple of average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held $79.4 million and $80.9 million for fiscal 2002 and 2001, respectively, of distributor notes and approximately $17.2 million and $15.0 million for fiscal 2002 and 2001, respectively, of territories held for sale.

      Certain of the independent distributors lease trucks through a third-party. In certain instances, the company has guaranteed the leases. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. There were $4.5 million and $6.8 million for fiscal 2002 and fiscal 2001, respectively, of leases subject to these guarantees. No liability is recorded in the Consolidated Financial Statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company continues the payments under the former distributor’s truck lease. Once the territory is resold, the truck lease is assumed by the new independent distributor. At December 28, 2002 and December 29, 2001, the company operated 480 and 429 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at December 28, 2002 and December 29, 2001, the maximum obligation associated with these truck leases was approximately $13.6 million and $13.7 million, respectively. There is no liability recorded in the Consolidated Financial Statements with respect to such leases. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

      Special Purpose Entities. At December 28, 2002 and December 29, 2001, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

      Contractual Obligations and Commitments. The following table summarizes the company’s contractual obligations and commitments at December 28, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods (amounts in thousands):

	Payments Due by Fiscal Year

					2007 and
	2003	2004	2005	2006	Thereafter

Contractual Obligations:
Long-term debt	$21,414	$22,876	$58,060	$54,579	$36,547
Capital leases	5,817	5,057	4,751	4,570	36,693
Non-cancelable operating lease obligations(1)	19,166	16,231	14,965	10,984	37,586
Purchase obligations	73,426	9,061	—	—	—

Total contractual cash obligations	$119,823	$53,225	$77,776	$70,133	$110,826

	Amounts Expiring by Fiscal Year

					2007 and
	2003	2004	2005	2006	Thereafter

Commitments:
Standby letters of credit	$24,979	$—	$—	$—	$—
Truck lease guarantees	1,198	1,237	1,010	746	313

Total commitments	$26,177	$1,237	$1,010	$746	$313

(1)	Does not include lease payments expected to be incurred in fiscal year 2003 related to distributor vehicles and other short-term or cancelable operating leases.

      Guarantees and Indemnification Obligations. Our company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition. As of December 28, 2002, the company does not have any accruals for potential payments to be made for guarantees or indemnification obligations included in any such agreements.

New Accounting Pronouncements

      Asset Retirement. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal 2003. Management is currently assessing the effect the adoption of this statement will have on the company’s results of operations or financial condition.

      Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the company beginning in fiscal 2003. The application of SFAS 145 will result in the company reclassifying, in its fiscal 2003 Consolidated Financial Statements, the $3.95 million extraordinary net gain on the early extinguishment of debt to continuing operations in fiscal 2001. This statement will not affect net income.

      Disposal Activities. In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the company that are initiated after December 31, 2002.

      Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for fiscal 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The company is in the process of assessing the impact of this interpretation.

      Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123.” This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 2, “Summary of Significant Accounting Policies,” to the company’s Consolidated Financial Statements. The company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 2 to the company’s Consolidated Financial Statements. The company continues to account for stock based compensation under the provisions of APB 25.

      Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The company currently has an interest in one potential VIE. The assets and liabilities of this entity are not consolidated within the company’s consolidated financial statements. Flowers Bakeries maintains a transportation agreement with this entity, which represents substantially all of the entity’s revenue. We are in the process of assessing the impact of FIN 46 on the company’s relationship with this entity. If it is determined that this entity is a VIE, the company has the following options under FIN 46: (i) consolidate the VIE into the company’s financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the financing sources currently being utilized. None of these options, if required, are expected to have a material impact on the company’s consolidated financial position, liquidity, or results of operations.

Information Regarding Non-GAAP Financial Measures

      The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP measure, to measure the performance of the company and its operating divisions. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and unusual items. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit agreement, EBITDA (as adjusted in accordance with the credit agreement), is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because they assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and nonoperating factors (such as historical cost). EBITDA is also a widely accepted financial indicator of a company’s ability to incur and service indebtedness.

      EBITDA should not be considered an alternative to (a) income from operations or net income (loss) as a measure of operating performance; (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of the company’s ability to meet its cash needs; or (c) any other indicator of performance or liquidity that has been determined in accordance with GAAP. Our method of calculating EBITDA may differ from the methods used by other companies, and, accordingly, our measure of EBITDA may not be comparable to similarly titled measures used by other companies.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

      The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At December 28, 2002, the fair market value of the company’s commodity derivative portfolio was a liability of $0.8 million. Of this fair value, $0.7 million is based on quoted market prices and $0.1 million is based on models and other valuation methods. Additionally, of this fair value, $0.7 million and $0.1 million relate to instruments that will be utilized in fiscal 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of December 28, 2002, a hypothetical ten percent adverse change in commodity prices under normal market conditions could potentially have a $(2.6) million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

Interest Rate Risk

      The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At December 28, 2002, the fair market value of the company’s interest rate swaps was a liability of $6.8 million. The fair value of the swaps is based on a valuation model using quoted market prices. Most of this fair value is related to portions of instruments to be utilized in fiscal 2003 and an immaterial amount to portions of instruments to be utilized in fiscal 2004. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase in interest rates, the fair value of the company’s interest rate swap agreements at December 28, 2002, with a notional amount of $152.8 million, would increase by $0.3 million. A 10% decrease in interest rates would reduce the fair value by $0.3 million.

      Based on the company’s floating rate debt at December 28, 2002, including the effect of the interest rate swap agreements, assuming a 10% increase in interest rates, the company’s interest expense would increase by $0.1 million, while the impact of a 10% decrease in interest rates would reduce interest expense by $0.1 million.

      In June 1998, the FASB issued SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The standard, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133”, was adopted by the company on December 31, 2000 (the first day of fiscal 2001).

      In accordance with SFAS 133, all derivatives are recognized on the Consolidated Balance Sheet in current or other assets or other accrued liabilities or other liabilities at their fair value. On the date the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge) or (2) a hedge of the variability of cash flows that are to be received or paid in connection with (a) a forecasted transaction or (b) a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings or when the underlying commodity being hedged is used in production and recorded to earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings in selling, marketing and administrative expenses. The company may from time to time enter into contracts that do not qualify for hedge accounting treatment under GAAP. These contracts must, under GAAP, be marked to market as of the end of each quarter, which may result in significant volatility in our results of operations. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are also reported in current-period earnings in selling, marketing and administrative expenses.

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

Forward Looking Statements

      Statements contained in this filing and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology.

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

      The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company.

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

Item 8.	Financial Statements and Supplementary Data

      Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2003. The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management of Flowers Foods

      The information required by this item is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Security Ownership of Management” in the company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2003. The information required by this item with respect to securities authorized under compensation plans is set forth in Part I, Item 5 of this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Transactions with Management and Others” in the company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 28, 2003.

Item 14.     Controls and Procedures

      The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective.

      Subsequent to the date of their evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)           List of documents filed as part of this report.

      1. Financial Statements of the Registrant

Report of Independent Accountants

Consolidated Statement of Income for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Balance Sheet at December 28, 2002 and December 29, 2001.

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Statement of Cash Flows for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000.

Notes to Consolidated Financial Statements

      2. Financial Statement Schedule of the Registrant

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts — for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000.

      3. Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No.		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.2	—	Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 19, 2002, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3	—	Amendment No. 1, dated as of November 15, 2002, to the Rights Agreement dated as of March 23, 2001, between Flowers Foods, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002 File No. 1-16247).
10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.5	—	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.6	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.7	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.8	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.9	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.10	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
*10.11		First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent.
*10.12	—	Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent.

Exhibit
No.		Name of Exhibit

*10.13	—	Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (f/n/a Bankers Trust Company), as administrative agent.
*10.14	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc. certain executive officers and the directors of Flowers Foods, Inc.
*21	—	Subsidiaries of Flowers Foods, Inc.
*23	—	Consent of PricewaterhouseCoopers LLP
*99	—	Certification Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer and Jimmy M. Woodward, Chief Financial Officer, for the fiscal year ended December 28, 2002.

*	Filed herewith

      (b) Reports on Form 8-K:

      A Form 8-K was filed by the company on November 19, 2002 under Item 5 relating to the approval of Amendment No. 1, dated as of November 15, 2002, to the Rights Agreement, dated as of March 23, 2001, between the company and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent.

SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2003.

FLOWERS FOODS, INC.

/s/ AMOS R. MCMULLIAN

Amos R. McMullian
Chairman of the Board and
Chief Executive Officer

/s/ JIMMY M. WOODWARD

Jimmy M. Woodward
Senior Vice President, Chief Financial
Officer and Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Chairman of the Board and Chief Executive Officer	March 28, 2003
/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 28, 2003
/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 28, 2003
/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 28, 2003
/s/ ROBERT P. CROZER Robert P. Crozer	Director	March 28, 2003
/s/ LANGDON S. FLOWERS Langdon S. Flowers	Director	March 28, 2003
/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 28, 2003
/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 28, 2003
/s/ JACKIE M. WARD Jackie M. Ward	Director	March 28, 2003
/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 28, 2003

CERTIFICATIONS

I, Amos R. McMullian, certify that:

      1. I have reviewed this annual report on Form 10-K of Flowers Foods, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ AMOS R. MCMULLIAN

Amos R. McMullian
Chairman of the Board and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, Jimmy M. Woodward, certify that:

      1. I have reviewed this annual report on Form 10-K of Flowers Foods, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JIMMY M. WOODWARD

Jimmy M. Woodward
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer

Date: March 28, 2003

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	F-2
Consolidated Statement of Income for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000	F-3
Consolidated Balance Sheet at December 28, 2002 and December 29, 2001	F-4
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000	F-5
Consolidated Statement of Cash Flows for the fifty-two weeks ended December 28, 2002, December 29, 2001 and December 30, 2000	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders of Flowers Foods, Inc.:

      In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) on page 36 present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 5 of Notes to Consolidated Financial Statements, on December 30, 2001, Flowers Foods, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 31, 2000, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 21, 2003

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands, except per share data)
Net sales	$1,652,162	$1,627,004	$1,562,879
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	910,369	888,824	900,198
Selling, marketing and administrative expenses	613,020	622,132	585,434
Depreciation and amortization	73,965	73,815	67,102
Insurance proceeds	—	(7,473)	(17,193)
Asset impairment	26,500	—	17,383
Unusual charges	1,111	43,898	321

Income from operations	27,197	5,808	9,634
Interest income	(5,686)	(4,278)	—
Interest expense	22,167	36,466	68,373

Income (loss) from continuing operations before income taxes, extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	10,716	(26,380)	(58,739)
Income tax expense (benefit)	4,593	(8,137)	(16,457)

Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	6,123	(18,243)	(42,282)
Discontinued operations:
Income from discontinued operations, net of tax of $59,822	—	—	87,809
Transaction costs less phase-out income, net of tax	—	—	(40,482)

Income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	6,123	(18,243)	5,045
Extraordinary net gain on early extinguishment of debt, net of tax of $2,472	—	3,950	—
Cumulative effect of a change in accounting principle, net of tax of $1,792	(23,078)	—	—

Net (loss) income	$(16,955)	$(14,293)	$5,045

Net (Loss) Income Per Common Share:
Basic:
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$(1.41)
Discontinued operations	—	—	1.58
Extraordinary net gain on early extinguishment of debt, net of taxes	—	0.13	—
Cumulative effect of a change in accounting principle, net of tax	(0.77)	—	—

Net (loss) income per share	$(0.57)	$(0.48)	$0.17

Weighted average shares outstanding	29,836	29,798	30,036

Diluted:
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$(1.41)
Discontinued operations	—	—	1.58
Extraordinary net gain on early extinguishment of debt, net of taxes	—	0.13	—
Cumulative effect of a change in accounting principle, net of tax	(0.76)	—	—

Net (loss) income per share	$(0.56)	$(0.48)	$0.17

Weighted average shares outstanding	30,528	29,798	30,036

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 28,	December 29,
	2002	2001

	(Amounts in thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$69,826	$12,280

Accounts and notes receivable, net	104,121	104,104

Inventories, net:
Raw materials	21,575	18,593
Packaging materials	11,620	13,942
Finished goods	48,702	56,466

	81,897	89,001

Spare parts and supplies	23,468	20,981

Assets held for sale	18,563	18,025

Other	12,689	8,149

	310,564	252,540

Property, Plant and Equipment:
Land	36,950	33,324
Buildings	272,618	267,184
Machinery and equipment	628,015	656,727
Furniture, fixtures and transportation equipment	60,629	67,797
Construction in progress	12,174	8,570

	1,010,386	1,033,602
Less: accumulated depreciation	(430,647)	(423,170)

	579,739	610,432

Deferred Taxes	22,267	16,084

Other Assets	13,390	22,015

Notes Receivable	71,599	72,940

Goodwill, net	54,249	79,975

Other Intangible Assets, net	44,572	45,705

	$1,096,380	$1,099,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27,231	$15,648
Accounts payable	82,827	83,980
Facility closing costs and severance	4,516	4,830
Other accrued liabilities	89,945	81,756

	204,519	186,214

Long-Term Debt and Capital Leases	223,133	242,057

Other Liabilities:
Postretirement/postemployment obligations	54,486	25,466
Facility closing costs and severance	7,337	11,571
Other	13,909	12,746

	75,732	49,783

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 29,985,375 and 29,797,513 issued shares	300	298
Capital in excess of par value	483,142	476,401
Retained earnings	131,388	149,842
Accumulated other comprehensive loss	(21,834)	(4,904)

	592,996	621,637

	$1,096,380	$1,099,691

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

		Common Stock
						Accumulated
				Capital		Other	Treasury Stock
	Comprehensive	Number of		in Excess		Comprehensive			Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Compensation
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Adjustments	Total

	(Amounts in thousands, except share data)
Balances at January 1, 2000		100,863,848	$63,040	$291,377	$219,279	$0	(567,160)	$(10,594)	$(24,348)	$538,754
Net income for the year	$5,045				5,045					5,045

Adjustment for Keebler stock transactions				3,752						3,752
Exercise of employee stock options				(1,658)			188,709	3,488		1,830
Exercise and expiration of Restricted Stock Award		(325,541)	(204)	(3,652)			(33,685)	(659)	7,446	2,931
Purchase of treasury stock							(2,810)	(41)		(41)
Stock issued into escrow in connection with Restricted Stock Award		22,500	14	255					(270)	(1)
Restricted Stock Award reversions		(36,595)	(22)	(1,022)			(28,945)	(288)	940	(392)
Amortization of Restricted Stock Award and Equity Incentive Award				102					2,852	2,954
Dividends paid — $.530 per common share					(52,372)					(52,372)
Adjustment for merger and spin-off transaction including 1 for 5 reverse stock split		(80,658,248)	(62,629)	62,352	(7,817)		443,891	8,094		0

Balances at December 30, 2000		19,865,964	$199	$351,506	$164,135	$0	0	$0	$(13,380)	$502,460
Net loss for the year	(14,293)				(14,293)					(14,293)
Derivative instruments	(4,904)					(4,904)				(4,904)

Comprehensive loss	$(19,197)

Net assets of discontinued operations				(567,449)						(567,449)
Net liabilities to be settled by others				662,368						662,368
Separation and other contractual payments				27,952					13,380	41,332
Stock compensation transactions				2,152						2,152
Adjustment for 3 for 2 stock split		9,931,549	99	(128)						(29)

Balances at December 29, 2001		29,797,513	$298	$476,401	$149,842	$(4,904)	0	$0	$0	$621,637
Net loss for the year	(16,955)				(16,955)					(16,955)
Derivative instruments	355					355				355
Additional minimum pension liability	(17,285)					(17,285)				(17,285)

Comprehensive loss	$(33,885)

Acquisition of Ideal Baking		172,862	2	6,498						6,500
Exercise of Stock Options		15,000		243						243
Dividends paid — $.05 per common share					(1,499)					(1,499)

Balances at December 28, 2002		29,985,375	$300	$483,142	$131,388	$(21,834)	0	$0	$0	$592,996

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Cash flows provided by operating activities:
Net (loss) income	$(16,955)	$(14,293)	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of taxes	—	(3,950)	—
Income from discontinued operations, net of taxes	—	—	(47,327)
Depreciation and amortization	73,965	73,815	67,102
Non cash portion of unusual charges (credits)	—	5,923	(114)
Asset impairment	26,500	—	17,383
Goodwill impairment	23,078	—	—
Stock appreciation rights	(154)	1,377	—
Deferred income taxes	2,890	(7,496)	(19,328)
Income tax benefit related to stock options exercised	30	—	2,634
Loss (gain) on sale of property, plant and equipment	115	(217)	(569)
Provision for inventory obsolescence	3,077	3,709	2,558
Allowances for accounts receivable, net	4,152	3,910	3,353
Non cash effect of derivative instruments	—	6,665	2,808
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,099)	13,037	4,435
Inventories, net	4,379	(3,764)	12,076
Other assets	9,280	13,875	22,465
Pension contributions	(6,200)	(2,496)	(79)
Accounts payable and other accrued liabilities	5,053	(5,819)	1,914
Facility closing costs and severance	(3,359)	(4,353)	(4,316)

Net cash provided by operating activities	122,752	79,923	70,040

Cash flows from investing activities:
Purchase of property, plant and equipment	(48,811)	(49,514)	(39,925)
Proceeds from (purchase of) notes receivable, net	1,231	(80,892)	—
Acquisition of businesses, net of cash acquired	(1,023)	(6,506)	(22,070)
Proceeds from property sales	1,719	558	17,983
Dividends received	—	5,197	20,788
Other	23	(1,451)	(1,389)

Net cash disbursed for investing activities	(46,861)	(132,608)	(24,613)

Cash flows from financing activities:
Dividends paid	(1,499)	—	(52,372)
Treasury stock purchases	—	—	(41)
Stock awards exercised	213	337	4,567
Proceeds from new credit agreement	—	251,000	—
Payment for debentures	—	(193,776)	—
Payment of financing fees	—	(9,978)	—
Other debt and capital lease obligation payments	(17,059)	(67,562)	(4,401)
Other net changes in debt and other liabilities in connection with the spin-off	—	73,099	—

Net cash (disbursed for) provided by financing activities	(18,345)	53,120	(52,247)

Net increase (decrease) in cash and cash equivalents	57,546	435	(6,820)
Cash and cash equivalents at beginning of period	12,280	11,845	18,665

Cash and cash equivalents at end of period	$69,826	$12,280	$11,845

Schedule of non cash investing and financing activities:
Stock compensation transactions	$—	$—	$2,972
Capital lease obligations	$—	$59,665	$—
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest, net of amounts capitalized	$20,255	$43,233	$65,182
Income taxes	$(3,475)	$870	$(14,772)

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      Recent Developments. On January 30, 2003, the company announced it had entered into an agreement to sell its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). A closing date for the transaction has not been determined pending approval of the transaction by the Federal Trade Commission and the satisfaction of all other closing conditions. The company will retain the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which complements our core fresh bread business and it will become a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Foods Specialty Group”). For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries, LLC (“Flowers Bakeries”), Mrs. Smith’s Bakeries and Flowers Snack business units as such businesses were operated as of and for the fiscal year ended December 28, 2002. In the first quarter of fiscal 2003, the frozen dessert business of Mrs. Smith’s Bakeries being sold will be reported as a discontinued operation and the frozen bread and roll business of Mrs. Smith’s Bakeries will be reported as a part of Flowers Foods Specialty Group.

      Segments. Effective July 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. As Mrs. Smith’s Bakeries and Flowers Snack historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for Mrs. Smith’s Bakeries and Flowers Snack as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. In the opinion of management, the allocations have been made on a reasonable basis. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had Mrs. Smith’s Bakeries and Flowers Snack performed these functions as separate divisions.

      Spin-Off and Merger Transaction. On March 26, 2001, Flowers Industries, Inc. (“FII”) shareholders approved a transaction that resulted in the spin-off of the company and the merger of FII with a wholly-owned subsidiary of Kellogg Company (“Kellogg”). In the transaction, FII transferred the stock of its two wholly-owned subsidiaries, Flowers Bakeries and Mrs. Smith’s Bakeries and all other assets and liabilities directly held by FII (except for its majority interest in Keebler Foods Company (“Keebler”) and certain debt and other liabilities and transaction costs) to a new corporation, Flowers Foods, Inc. (“Flowers Foods”). FII distributed all of the outstanding shares of common stock of Flowers Foods to existing FII shareholders such that FII shareholders received one share of Flowers Foods common stock for every five shares of FII they owned. FII, which consisted solely of its majority interest in Keebler and the aforementioned liabilities, was simultaneously merged with a wholly-owned subsidiary of Kellogg. The cash purchase price paid by Kellogg, less the aforementioned liabilities and certain other transaction costs, resulted in net proceeds paid directly to FII shareholders of $1,241.6 million.

      The result of the spin-off and merger transaction described above was the disposal of a segment of a business, Keebler. Accordingly, at December 30, 2000, the company was presented as the continuing entity that included the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries with Keebler presented as a discontinued operation. As such, the company classified all income and expense activity (including amortization of Keebler goodwill and other intangible assets recorded at FII) of Keebler for the fiscal year ended December 30, 2000 under the caption “Income from discontinued operations, less applicable taxes of $59,822” in the Consolidated Statement of Income. In addition, costs related to the transactions, less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001, is included under the caption “Transaction costs less phase-out income, less applicable taxes” in the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income for the fiscal year ended December 30, 2000. For further information, see Note 3 below.

Note 2.     Summary of Significant Accounting Policies

      Principles of Consolidation. The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

      Fiscal Year End. The company’s fiscal year end is the Saturday nearest December 31.

      Reclassifications. Certain reclassifications of prior year information were made to conform with the current presentation.

      Revenue Recognition. The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. During fiscal 2002, sales to the company’s largest customer, Wal-Mart, were 10.5% of the consolidated company’s sales with 7.4% attributable to Flowers Bakeries and 3.1% attributable to Mrs. Smith’s Bakeries. During fiscal 2001 and 2000, no sales to a single customer accounted for more than 10% of the company’s sales.

      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. This technology is referred to as pay by scan (“PBS”). During fiscal 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is an industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2002, the company recorded approximately $116.9 million in sales through PBS. The company estimates that by the end of fiscal 2003, it will have approximately $243.0 million in PBS sales. While PBS modestly delays the timing of revenue recognition, given the quick turn of our products, the company does not expect PBS to have a material adverse effect on reported revenues in any period.

      Effective December 30, 2001 (the first day of fiscal 2002), the company applied the consensus reached by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future,” and No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” and identifies other related interpretive issues.

      The company adopted the provisions of EITF Issue No. 00-22 on December 31, 2000. Prior to fiscal 2001, the company recorded such sales incentives as selling, marketing and administrative expenses. In accordance with this consensus, these expenses have been reclassified as a reduction of net sales. Such sales incentives presented as reduction of net sales were $58.0 million, $51.5 million and $51.1 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The adoption of this consensus did not affect net income.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      EITF Issue No. 01-9 requires certain selling expenses incurred by the company, not previously reclassified (primarily coupon and slotting costs), to be classified as reductions of sales. The adoption of the remaining items included in EITF Issue No. 01-9 (EITF 00-14 and EITF 00-25) resulted in the company reducing both sales and selling, marketing and administrative expenses by an aggregate of approximately $5.6 million, $2.0 million and $6.1 million for fiscal years 2002, 2001 and 2000, respectively. The prior year expenses have been reclassified to reflect this change. These reclassifications have no impact on net income.

      If market conditions were to decline, the company may take actions to increase such customer incentive offerings, possibly resulting in an incremental reduction of revenue.

      Shipping and Handling. The company recognizes shipping and handling costs as a part of selling, marketing and administrative expense. Shipping and handling expense was $33.8 million, $31.1 million and $27.1 million, in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      Cash and Cash Equivalents. The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

      Accounts Receivable. Accounts receivable consists of trade receivables, current portions of notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances of $1.5 million and $1.3 million were recorded at December 28, 2002 and December 29, 2001, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral.

      Inventories. Inventories at December 28, 2002 and December 29, 2001, are valued using the first-in-first-out method. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At December 28, 2002 and December 29, 2001, inventories are shown net of reserves for estimable obsolescence and unmarketable product of $1.7 million and $1.9 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Property, Plant and Equipment and Depreciation. Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for leased assets was $23.7 million and $22.1 million at December 28, 2002 and December 29, 2001, respectively.

      Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Interest capitalized during fiscal 2002, 2001 and 2000, was $0.1 million, $0.5 million and $1.0 million, respectively. Depreciation expense for fiscal 2002, 2001 and 2000 was $69.8 million, $65.5 million and $59.7 million, respectively.

      Goodwill and Other Intangible Assets. Previous to the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill related to purchases of businesses was amortized over twenty to forty years from the acquisition date using a straight-line basis. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. On December 30, 2001, the company adopted SFAS 142 which requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The company conducts this review during the fourth quarter of each fiscal year. The transitional impairment that resulted from the company’s adoption of this statement has been reported as a change in accounting principle — see Note 5. No impairment resulted from the annual review performed in 2002. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach.

      Impairment of Long-Lived Assets. In the first quarter of fiscal 2002, the company adopted SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-lived Assets” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.

      Derivative Financial Instruments. The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar, shortening, fruits and dairy products, along with pulp and paper, aluminum and petroleum based packaging products. The company also enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 8 below for further details.

      Treasury Stock. The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

      Advertising and Consumer Promotion. Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $32.2 million, $29.9 million and $16.3 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      Stock-Based Compensation. As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net (loss) income and (loss) income per share would have been reduced as follows:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands,
	except per share amounts)
Net (loss) income, as reported	$(16,955)	$(14,293)	$5,045
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net (loss) income under fair value method	(1,956)	(1,886)	—

Pro forma net (loss) income	$(18,911)	$(16,179)	$5,045

Basic (loss) income per share
As reported	(0.57)	(0.48)	0.17
Pro forma	(0.63)	(0.54)	0.17
Diluted (loss) income per share
As reported	(0.56)	(0.48)	0.17
Pro forma	(0.62)	(0.54)	0.17

      For option awards granted during fiscal 2001, the following weighted average assumptions were used to determine fair value using the Black-Scholes option-pricing model: dividend yield 0%, expected volatility 35.5%-41.5%, risk-free interest rate 5.65% and an expected option life of 10 years.

      Software Development Costs. The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $23.4 million and $25.0 million at December 28, 2002 and December 29, 2001, respectively. Amortization expense of capitalized software development costs was $4.5 million, $4.3 million and $3.4 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      Income Taxes. The company accounts for income taxes using an asset and liability approach that is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      Net Income Per Common Share. Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock option plans, as determined under the treasury stock method. Basic weighted average shares outstanding are the same as diluted weighted average shares outstanding for fiscal 2001 and fiscal 2000 because the effect of the common stock equivalents were anti-dilutive. Such common stock equivalents for fiscal 2001 and fiscal 2000 amounted to 118,193 and 60,635 shares, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, lower of cost or market for obsolete and unmarketable inventory, valuation of long-lived assets, intangibles and goodwill, deferred tax asset valuation allowances and pension obligations.

Note 3.     New Accounting Pronouncements

      Asset Retirement. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the company beginning in the first quarter of fiscal 2003. Management is currently assessing the impact adoption of this statement may have on the company’s results of operations or financial position.

      Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the company beginning in fiscal 2003. The application of SFAS 145 will result in the company reclassifying, in its fiscal 2003 consolidated financial statements, the $3.95 million extraordinary net gain on the early extinguishment of debt to continuing operations in fiscal 2001. This statement will not affect net income.

      Disposal Activities. In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which recognizes certain exit costs when management commits to a plan and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the company that are initiated after December 31, 2002.

      Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for fiscal 2002, and the company has included this information in Note 11. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company has not assessed the impact, if any, of the adoption of FIN 45. The company is in the process of assessing the impact of this interpretation.

      Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, amendment of FASB Statement No. 123.” This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 2 of Notes to Consolidated Financial Statements. The company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 2.

      Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The company currently has an interest in one potential VIE. The assets and liabilities of this entity are not consolidated within the company’s consolidated financial statements. Flowers Bakeries maintains a transportation agreement with this entity, which represents substantially all of the entity’s revenue. We are in the process of assessing the impact of FIN 46 on the company’s relationship with this entity. If it is determined that this entity is a VIE, the company has the following options under FIN 46: (i) consolidate the VIE into the company’s financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the financing sources currently being utilized. None of these options, if required, are expected to have a material impact on the company’s consolidated financial position, liquidity, or results of operations.

Note 4.     Discontinued Operations

      On March 26, 2001, FII completed a transaction that resulted in the spin-off to its existing shareholders of the stock of a new corporation, Flowers Foods. FII, whose assets and liabilities then consisted solely of its majority interest in Keebler common stock and certain debt and other liabilities, was simultaneously acquired by Kellogg.

      For accounting purposes, Flowers Foods is presented as the continuing entity that includes the historical financial information of Flowers Bakeries and Mrs. Smith’s Bakeries, with Keebler presented as a discontinued operation as of December 30, 2000. Accordingly, the operations (including amortization of Keebler goodwill and other intangible assets of $7.4 million for fiscal 2000) of Keebler are included in “Income from discontinued operations, net of tax of $59,822” in the Consolidated Statement of Income. In addition, costs related to the transaction less all estimated income and expense activity of Keebler from the period December 31, 2000 through March 26, 2001 are included under the caption “Transaction costs less phase-out income, less applicable taxes” in the Consolidated Statement of Income.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction Costs Less Phase-out Income

      A reconciliation of the caption “Transaction costs less phase-out income, net of tax” included in the Consolidated Statement of Income for the fiscal year ended December 30, 2000 is presented as follows (amounts in thousands):

Transaction costs	$(51,282)
Keebler income and expense activity for the period December 31, 2000 through March 26, 2001, net of tax of $6,619	10,800

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

$51,282

Net Assets of Discontinued Operations and Liabilities to be Settled by Others

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

Note 5.     Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the fiscal year ended December 28, 2002 are as follows:

	Flowers	Mrs. Smith’s	Flowers
	Bakeries	Bakeries	Snack	Total

	(Amounts in thousands)
Balance as of December 29, 2001	$53,029	$26,059	$887	$79,975
Purchase accounting adjustments	333	(1,189)	—	(856)
SFAS 142 impairment losses	—	(24,870)	—	(24,870)

Balance as of December 28, 2002	$53,362	$—	$887	$54,249

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of SFAS 142 resulted in the company recording a transitional goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle.

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

      The following table sets forth information for other intangible assets:

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Intangible assets not subject to amortization:
Trademarks	$29,538	$29,538
Distribution routes	903	903
Intangible assets subject to amortization:
Trademarks	4,305	3,237
Customer relationships	6,540	8,056
Non-compete agreements	2,287	2,567
Other	999	1,404

Total intangible assets, net	$44,572	$45,705

      Intangible assets deemed to have an indefinite useful life were tested for impairment using a one-step process that compares the fair value of the asset to the carrying amount of the asset as of the date of adoption (the beginning of this fiscal year). Pursuant to the requirements of SFAS 142, this transitional impairment test was completed during the first quarter of fiscal 2002 and no impairment losses were required to be recognized.

      Amortization expense for fiscal 2002, fiscal 2001 and fiscal 2000 was $4.1 million, $8.4 million and $7.4 million, respectively. Estimated amortization expense for fiscal 2003, 2004, 2005, 2006 and 2007 are $0.8 million, $0.5 million, $0.5 million, $0.5 million and $0.5 million, respectively. The company has excluded from the estimated amortization expense any amortization related to the Mrs. Smith’s Bakeries dessert business to be sold to Schwan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following tables:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Reported income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$6,123	$(18,243)	$5,045
Add back: goodwill amortization, net of tax	—	2,136	2,310
Add back: trademark amortization, net of tax	—	610	783

Adjusted income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$6,123	$(15,497)	$8,138

BASIC INCOME (LOSS) PER SHARE:
Reported income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$0.17
Goodwill amortization, net of tax	—	0.07	0.08
Trademark amortization, net of tax	—	0.02	0.03

Adjusted income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.52)	$0.28

DILUTED INCOME (LOSS) PER SHARE:
Reported income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$0.17
Goodwill amortization, net of tax	—	0.07	0.08
Trademark amortization, net of tax	—	0.02	0.03

Adjusted income (loss) before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.52)	$0.28

Reported net (loss) income	$(16,955)	$(14,293)	$5,045
Add back: goodwill amortization, net of tax	—	2,136	2,310
Add back: trademark amortization, net of tax	—	610	783

Adjusted net (loss) income	$(16,955)	$(11,547)	$8,138

BASIC (LOSS) INCOME PER SHARE:
Reported net (loss) income	$(0.57)	$(0.48)	$0.17
Goodwill amortization, net of tax	—	0.07	0.08
Trademark amortization, net of tax	—	0.02	0.03

Adjusted net (loss) income	$(0.57)	$(0.39)	$0.28

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
DILUTED (LOSS) INCOME PER SHARE:
Reported net (loss) income	$(0.56)	$(0.48)	$0.17
Goodwill amortization, net of tax	—	0.07	0.08
Trademark amortization, net of tax	—	0.02	0.03

Adjusted net (loss) income	$(0.56)	$(0.39)	$0.28

Note 6.     Notes Receivable

      Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. Pursuant to an agreement, the company or a wholly-owned consolidated subsidiary of the company, acted as the servicing agent for the financial institution and received a fee for those services. The amount recorded as a reduction of selling, marketing and administrative expenses, was $3.4 million in fiscal 2000. In conjunction with the spin-off and merger transaction, on March 26, 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. Accordingly, beginning March 26, 2001, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheet. The territories are financed over ten years bearing an interest rate of 12.0%. A portion of this amount is recorded as a reduction of selling, marketing and administrative expense representing the company’s cost of servicing the loan; the remaining amount is recorded as interest income. In fiscal 2002 and fiscal 2001, $4.0 million and $3.8 million, respectively, were recorded as a reduction of selling, marketing and administrative expenses and $5.7 million and $4.3 million, respectively, were recorded as interest income. The distributor notes are collateralized by the independent distributors’ territories. At December 28, 2002 and December 29, 2001, the outstanding balance of the distributor notes was $79.4 million and $80.9 million, respectively, of which $7.8 million and $8.0 million, respectively, is recorded in accounts and notes receivable.

Note 7.     Distributor Routes Held for Sale

      In the normal course of business, the company purchases territories from and sells territories to independent distributors. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory, it is obligated to repurchase the territory from the independent distributor for the greater of the original purchase price or a multiple of average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from the independent distributors are recorded on the company’s Consolidated Balance Sheet as “Assets Held for Sale” as the company actively seeks another distributor to purchase the territory. At December 28, 2002 and December 29, 2001, territories recorded as held for sale were $17.2 million and $15.0 million, respectively. The company held and operated 480 and 429 such independent distributor territories for sale at December 28, 2002 and December 29, 2001, respectively. The carrying value of the each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment on at least an annual basis in accordance with the provisions of SFAS 142.

      Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales. Subsequent to the purchase of a territory by the distributor, in accordance with

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.6 million for fiscal 2002 and fiscal 2001, respectively. As such, the company either records a gain on the sale of a territory to the independent distributor after the six-month period, recognized as income, as a reduction of selling, marketing and administrative expenses over the term of the respective purchase arrangement, or records a loss in current period earnings at the date of the sale. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 8.     Derivative Financial Instruments

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

      As of December 28, 2002, the fair value of the company’s commodity derivatives was a liability of $0.8 million, and, under SFAS 133, these instruments are designated as cash-flow hedges. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix or limit increases in prices for a period of time extending into fiscal 2004. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. An immaterial amount of fair value of commodity derivatives at December 28, 2002 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During fiscal 2002, $0.4 million was recorded as income to current earnings due to changes in fair value of these instruments.

      In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. Additionally, on October 25, 2002, in conjunction with the acquisition of Ideal Baking Company, Inc. (See Note 9), the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of Ideal Baking Company, Inc. The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portions of the changes in fair value are recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swaps on December 28, 2002 and December 29, 2001 was a liability of $6.8 million and $5.8 million, respectively. During fiscal 2002 and fiscal 2001, $6.3 million and $2.6 million, respectively, of additional interest expense was recognized due to periodic settlements of the swaps. There was no ineffectiveness recorded to current earnings related to the interest rate swaps.

      Of the $4.5 million recorded in other accumulated comprehensive income at December 28, 2002, related to derivative financial instruments, approximately $4.4 million and $0.1 million were related to instruments expiring in fiscal 2003 and 2004, respectively, and an immaterial amount was related to deferred gains and losses on cash flow hedge positions.

      The company’s various commodity and ingredient purchase agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $82.5 million of raw materials at December 28, 2002. Of these commitments, approximately $73.4 million and $9.1 million are expected to be used in production in fiscal 2003 and fiscal 2004, respectively.

Note 9.     Acquisitions

      On October 25, 2002, Flowers Bakeries acquired Ideal Baking Company, Inc., in Batesville, Arkansas for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal, which had annual sales of approximately $15 million in 2001, employs 280 people and operates approximately 75 sales routes from its Batesville, Arkansas bakery that serve customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

      In September 2001, Flowers Bakeries acquired The Kotarides Baking Company’s business in the Norfolk, Virginia area and certain other assets. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supplied fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries’ Norfolk, Virginia bakery will operate the routes and will produce and market breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting.

      In January 2000, Flowers Bakeries completed the purchase of The Kroger Company’s Memphis, Tennessee bakery. This facility produced breads, buns and rolls, for Kroger stores in Tennessee, northern Arkansas and southern Missouri. During the second quarter of fiscal 2001, the decision was made to close this facility in order to consolidate production efforts in this geographical area. This area is now served from other production facilities within the company. This acquisition was recorded under the purchase method of accounting.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Other Accrued Liabilities

      Other accrued liabilities consist of:

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Employee compensation	$27,533	$26,659
Rent	453	739
Utilities	2,793	2,967
Fair value of derivative instruments	8,594	7,042
Insurance	16,098	12,708
Interest	4,039	1,946
Arbitration award	11,375	10,000
Other	19,060	19,695

Total	$89,945	$81,756

Note 11.     Debt, Lease and Other Commitments

      Long-term debt consisted of the following at December 28, 2002 and December 29, 2001:

	Interest
	Rate at
	December 28,	Final	December 28,	December 29,
	2002	Maturity	2002	2001

	(Amounts in thousands)
Senior Secured Credit Facilities	4.45%	2007	$180,258	$189,250
Capital Lease Obligations	3.90%	2008	56,887	60,389
Other Notes Payable	5.98%	2013	13,219	8,066

			250,364	257,705
Due within one year			27,231	15,648

Due after one year			$223,133	$242,057

      The company’s credit agreement provides for total borrowings of up to $310.3 million, consisting of Term Loan A of $34.2 million and Term Loan B of $146.1 million and a revolving loan facility of $130 million (the “revolving loan facility”).

      Term Loan A required quarterly principal payments of $5.0 million which began on September 30, 2001. Beginning on March 31, 2002, the principal payments decreased to $2.6 million as a result of the prepayment discussed below. Beginning March 31, 2003 through maturity on March 26, 2005, the quarterly principal payments are scheduled to be $3.5 million. Term Loan B requires quarterly principal payments of $0.4 million which began September 30, 2001. Beginning March 31, 2005 and through maturity on March 26, 2007, the quarterly payments are scheduled to be $13.6 million with a final payment of $34.3 million at maturity. Under the revolving loan facility the company may borrow up to $130.0 million through March 26, 2005.

      Interest is due quarterly on outstanding borrowings under the new credit agreement at the eurodollar rate or base rate plus applicable margin. This underlying rate is defined as either rates offered in the interbank eurodollar market or the higher of the prime rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 2.5% — 0.5% for Term Loan A and the revolving loan facility and 2.75% — 1.75% for Term Loan B. In addition, a commitment fee of 0.5% — 0.375% is due quarterly on all commitments not utilized under the credit agreement. At December 28, 2002, the interest rates for Term Loan A and Term Loan B were 4.125% and 4.625%, respectively. At December 28, 2002, the outstanding balances of Term Loan A and Term Loan B were $34.2 million and $146.1 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no amounts outstanding under the revolving loan facility at December 28, 2002. The company paid financing costs of $9.9 million in connection with the credit agreement. These costs were deferred on the balance sheet and are being amortized over the term of the agreement using the effective interest method.

      The credit agreement includes certain restrictions, which, among other things, require maintenance of financial covenants, restrict encumbrance of assets and creation of indebtedness and limit capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a consolidated interest coverage ratio, a consolidated fixed charge coverage ratio and a maximum leverage ratio. Capital expenditures could not exceed $50.0 million in fiscal 2002. No dividends were allowed to be paid in fiscal 2001. For fiscal 2002, the maximum amount of dividends payable by the company could not exceed $5.0 million, unless certain conditions were met. Loans under the credit agreement are collateralized by substantially all of the assets of the company, excluding real property. As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert assets to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and make acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the credit agreement and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment to our credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, are required to be applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis.

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

      The company has also guaranteed, through their respective terms, approximately $4.5 million and $6.8 million in leases at December 28, 2002 and December 29, 2001, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. In the ordinary course of business, when an independent distributor terminates his relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $2.7 million, $2.3 million and $2.4 million for fiscal years 2002, 2001 and 2000, respectively. The payments are not included in the operating lease table set forth below. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 28, 2002 and December 29, 2001, was approximately $13.6 million and $13.7 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the Consolidated Balance Sheet at December 28, 2002 and December 29, 2001 related to this obligation.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company also had standby letters of credit (“LOC’s”) outstanding of $25.0 million at December 28, 2002, which reduce the availability of funds under our credit agreement. One of the LOC’s outstanding of $18.3 million supports one of the company’s capital lease obligations. This LOC does not represent an obligation in excess of the amounts discussed below in capital leases. The remaining LOC’s of $6.7 million at December 28, 2002, are with certain insurance companies. None of the LOC’s are recorded as a liability on the Consolidated Balance Sheet.

      Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment.

      Aggregate maturities of debt outstanding, including capital leases as of December 28, 2002, are as follows (amounts in thousands):

2003	$27,231
2004	27,933
2005	62,811
2006	59,149
2007	38,823
2008 and thereafter	34,417

Total	$250,364

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

	Capital Leases	Operating Leases

2003	$7,739	$19,166
2004	7,068	16,231
2005	7,081	14,965
2006	6,984	10,984
2007	6,616	7,944
2008 and thereafter	33,183	29,642

Total minimum payments	68,671	$98,932

Amount representing interest	11,784

Obligations under capital leases	56,887
Obligations due within one year	5,817

Long-term obligations under capital leases	$51,070

      Rent expense for all operating leases amounted to $27.4 million for fiscal 2002, $28.5 million for fiscal 2001 and $52.2 million for fiscal 2000.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations

      Our company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition. As of December 28, 2002, the company does not have any accruals for potential payments to be made for guarantees or indemnification obligations included in any such agreements.

Note 12.	Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value, because of the short-term maturity of the instruments. The fair value of the company’s long-term debt at December 28, 2002 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of December 28, 2002 and December 29, 2001, was $(7.6) million and $(8.7) million, respectively.

Note 13.     Asset Impairment and Unusual Charges

Fiscal 2002 Charges

      Asset Impairment Charge. In the fourth quarter of fiscal 2002, the company recorded a non-cash asset impairment charge of $26.5 million under SFAS 144. This charge consisted of the following:

		Mrs. Smith’s
	Flowers Bakeries	Bakeries	Flowers Snack	Total

	(Amounts in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is typically during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This is historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of the Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144.

      The impairment of systems costs represents the net book value of certain enterprise-wide information system (“SAP”) costs that were determined to be impaired as a result of the fiscal 2002 internal operating segment reorganization previously discussed in Note 1. In the fourth quarter of fiscal 2002, the company

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted four former Mrs. Smith’s Bakeries production facilities from the SAP version used at Mrs. Smith’s Bakeries to the SAP version used at Flowers Bakeries.

      Fixed assets to be abandoned consist of certain machinery and equipment that the company has decided will no longer be used in production. As such, the impairment recorded represents the full net book value of those assets.

      Segment Reorganization Charge. Effective July 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries, and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments are Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments share certain administrative services, and, as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. The charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. During the fourth quarter of fiscal 2002, a $0.2 million reduction was recorded to this charge as a result of lower than anticipated payments of contract termination fees.

      Purchase Accounting Reserve Adjustment. During the first quarter of fiscal 2002, Mrs. Smith’s Bakeries recorded a $1.2 million adjustment to reduce certain exit cost liabilities recorded in fiscal 1996 as a result of the purchase of Mrs. Smith’s Bakeries and subsequent closure of its Pottstown, Pennsylvania production facility. This adjustment is a result of more accurate information regarding medical and worker’s compensation expenses.

      Legal Settlement Charge. On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) to its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provides for the accrual of interest until it is settled or paid. During the fifty-two weeks ended December 28, 2002, the company recorded $0.7 million in interest expense related to this award.

Fiscal 2001 Charges

      Mrs. Smith’s Bakeries’ Facility Closing Charge. During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded an unusual charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to consolidate production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write-off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was completed in fiscal 2001.

      Flowers Bakeries’ Facility Closing Charge. During the second quarter of fiscal 2001, Flowers Bakeries recorded an unusual charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to consolidate production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was completed at the end of fiscal 2001.

      Keebler Transaction. In connection with the spin-off and merger transaction described above, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001. Accordingly, in the first quarter of fiscal 2001, a charge of $28.0 million was recorded as an unusual charge to the company’s continuing operations, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction

Fiscal 2000 Charges

      Mrs. Smith’s Bakeries’ Asset Impairment. During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries recorded an asset impairment charge of $17.4 million representing the impairment of goodwill and other identifiable intangible assets relating to the Pet-Ritz and Banquet lines, both of which were acquired in fiscal 1998. The impairment of these intangible assets is a result of the company’s decision to discontinue certain products under the Banquet product line and the decreased forecasted sales volumes for the Pet-Ritz and Banquet product lines.

      Mrs. Smith’s Bakeries’ Facility Closing. During the fourth quarter of fiscal 2000, Mrs. Smith’s Bakeries implemented a plan to transfer production from its facility in Forest Park, Georgia to an existing facility in Spartanburg, South Carolina. This decision was made to take advantage of more highly automated production capacities at the Spartanburg plant. As a direct result, Mrs. Smith’s Bakeries recorded a charge of $1.5 million, which consisted of $1.0 million of non cash asset impairments and $0.5 million of severance and other employee costs. This plan was complete in fiscal 2001.

      Flowers Bakeries’ Facility Closing. During fiscal 2000, Flowers Bakeries recorded a $1.2 million adjustment to the fiscal 1998 restructuring reserve. This adjustment was the result of Flowers Bakeries’ decision to reopen a closed bakery located in Norfolk, Virginia in order to meet the demands of our growing foodservice business. This bakery was operational in the spring of fiscal 2001.

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

	Balance at				Balance at
	December 29,				December 28,
	2001	Provision	Adjustments	Spending	2002

Noncancelable lease obligations and other facility closing costs	$13,489	$—	$—	$(3,294)	$10,195
Severance	239	963	—	(665)	537
Asset impairment	—	—	—	—	—
Other	2,673	148	(1,189)	(511)	1,121

Total	$16,401	$1,111	$(1,189)	$(4,470)	$11,853

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at				Balance at
	December 30,		Non-Cash		December 29,
	2000	Provision	Reductions	Spending	2001

Noncancelable lease obligations and other facility closing costs	$16,801	$160	$—	$(3,472)	$13,489
Severance	—	1,652	—	(1,413)	239
Asset impairment	—	3,471	(3,471)	—	—
Other	2,555	640	—	(522)	2,673

Total	$19,356	$5,923	$(3,471)	$(5,407)	$16,401

Note 14.     Insurance Proceeds

      The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. Mrs. Smith’s Bakeries recovered insurance proceeds of $7.5 million and $17.2 million in fiscal 2001 and fiscal 2000, respectively. The payments received in fiscal 2001 represented the final settlement of this insurance claim.

Note 15.	Stockholders’ Equity

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

     Common Stock

      The holders of Flowers Foods common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of the company out of funds legally available. In the event of a liquidation, dissolution or winding-up of the company, holders of common stock are entitled to share ratably in all assets of the company, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of common stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of common stock into any other securities of the company or any other person.

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

     Shareholder Rights Plan

      The Flowers Foods Board of Directors has approved and adopted a shareholder rights plan that provides that one right will be issued for each share of Flowers Foods common stock held by shareholders of record on March 26, 2001. Under the plan, the rights will initially trade together with the common stock and will not be exercisable. In the absence of further board action the rights generally will become exercisable, and allow the holder to acquire additional common stock, if a person or group acquires 15% or more of the outstanding shares of Flowers Foods common stock. Rights held by persons who exceed the applicable threshold will be void. Flowers Foods’ Board of Directors may, at its option, redeem all rights for $.01 per right generally at any time prior to the rights becoming exercisable. The rights will expire on March 26, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.

      On November 15, 2002, the Board of Directors of Flowers Foods approved an amendment to the company’s shareholder rights plan allowing certain investors, including existing investors and qualified institutional investors, to beneficially own up to 20% of the company’s outstanding common stock without triggering the exercise provisions.

     Stock Repurchase Plan

      On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 5.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. Any stock purchases made under this plan will be subject to compliance with, or waiver of, applicable limitations contained in the company’s credit facilities. As of December 28, 2002, the company had not purchased any of its common stock under this plan.

     Dividends

      On November 15, 2002, the Board of Directors declared a dividend of $0.05 per share on the company’s common stock payable on December 13, 2002, to shareholders of record on November 29, 2002. On February 21, 2003, the Board of Directors declared a dividend of $0.05 per share on the company’s common stock to be paid on March 21, 2003 to shareholders of record on March 7, 2003.

     Effects of Merger and Spin-off Transaction

      On March 26, 2001, in conjunction with the transactions described in Note 3, Flowers Foods issued one share of its common stock for each five shares of FII common stock outstanding. For accounting purposes, this has been treated as a one for five reverse stock split. The split resulted in the retirement of 80,658,248 shares of common stock and is reflected in the December 30, 2000 financial statements as a decrease of $62.6 million in common stock at par value with a corresponding increase in capital in excess of par value.

      In addition to the transactions described in Note 3, all FII treasury shares were cancelled. This cancellation is reflected in the December 30, 2000 financial statements as a decrease in common stock at par value of $0.3 million representing the par value of the treasury shares. The remainder of $7.8 million

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents treasury shares at cost over par value and is recorded as a decrease to retained earnings at December 30, 2000.

Note 16.     Stock Based Compensation

     Stock Incentive Plans

      Flowers Foods has one stock incentive plan that authorizes the compensation committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock and performance units. The Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”) is authorized to grant to eligible employees and non-employee directors up to 3,000,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of grant. Employee options generally become exercisable four years from the date of grant and generally fully vest at that date or upon a change in control of Flowers Foods. Non-employee options generally become exercisable one year from the date of grant and vest at that time.

      There were no awards granted during fiscal 2002. During fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 1,531,200 shares of Flowers Foods common stock were granted to eligible employees. Pursuant to the EPIP, the NQSOs vest at the end of four years and expire ten years after the date of grant. Additionally, NQSOs to purchase 135,000 shares of Flowers Foods common stock were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $14.22 on the grant date of April 6, 2001. As of December 28, 2002, there were 1,605,600 NQSOs outstanding.

      During fiscal 2002, the stock option activity pursuant to the EPIP is set forth below:

	For the 52 Weeks Ended
	December 28, 2002

		Weighted Average
	Options	Exercise Price

	(Amounts in thousands,
	except per share data)
Outstanding at beginning of year	1,666	$14.22
Granted	—	—
Exercised	(15)	$14.22
Forfeitures	(45)	$14.22

Outstanding at end of year	1,606	$14.22

Exercisable at end of year	120	$14.22

Weighted average fair value of options granted during the year	—	—

      As of December 28, 2002, all options outstanding under the EPIP had an average exercise price of $14.22 and a weighted average remaining contractual life of 8.4 years.

      Because the company applies APB 25 in accounting for the EPIP, and the option exercise price is the market price of the company’s common stock at the date of grant, no compensation expense has been recognized for options granted under the EPIP.

     Stock Appreciation Rights Plan

      The company periodically awards stock appreciation rights to certain key employees. These rights vest over four years. The company is required to record compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. In fiscal 2002, the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company recorded a benefit of $0.2 million as a result of a decrease in its stock price from fiscal 2001. In fiscal 2001, the company recorded $1.4 million in compensation expense related to these rights.

      The company also allows non-employee directors to convert their retainers and committee chairman fees into stock appreciation rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. During fiscal 2002 and 2001, the company did not recognize any expense related to these rights because the exercise price exceeded the fair market value.

Note 17.     Comprehensive Income

      The company had other comprehensive losses resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income (loss) adjusted by other comprehensive loss, was $(33.9) million, $(19.2) million and $5.0 million for the fiscal years 2002, 2001 and 2000, respectively.

      During fiscal 2002 and fiscal 2001, changes to accumulated other comprehensive income, net of tax, were as follows:

	2002	2001

	(Amounts in
	thousands)
Accumulated other comprehensive income, beginning balance	$4,904	$3,497
Derivative transactions:
Net deferred gains on closed contracts, net of tax of $198 and $(57), respectively	297	(85)
Reclassified to earnings (materials, labor and other production costs), net of tax of $(170) and $(2,457), respectively	(255)	(3,685)
Effective portion of change in fair value of hedging instruments, net of tax of $(265) and $(3,451), respectively	(397)	5,177
Additional minimum pension liability, net of tax of $10,821.	17,285	—

Accumulated other comprehensive income ending balance	$21,834	$4,904

For fiscal 2000, net income equaled comprehensive income.

Note 18.     Earnings Per Share

      Net (loss) income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consists primarily of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental shares associated with the company’s stock option plans. The following table sets forth the computation of basic and diluted net income per share:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands, except per share
	data)
Numerator
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$6,123	$(18,243)	$(42,282)
Discontinued operations	—	—	47,327
Extraordinary net gain on the early extinguishment of debt	—	3,950	—
Cumulative effect of a change in accounting principle	(23,078)	—	—

Net (loss) income	$(16,955)	$(14,293)	$5,045

Denominator
Basic weighted average shares outstanding	29,836	29,798	30,036
Add: Shares of common stock assumed upon exercise of stock options	691	—	—
Add: Shares of common stock assumed under contingent stock	1	—	—

Diluted weighted average shares outstanding	30,528	29,798	30,036

Net (Loss) Income Per Common Share:
Basic
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$(1.41)
Discontinued operations	—	—	1.58
Extraordinary net gain on the early extinguishment of debt	—	0.13	—
Cumulative effect of a change in accounting principle	(0.77)	—	—

Net (loss) income	$(0.57)	$(0.48)	$0.17

Diluted
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	$0.20	$(0.61)	$(1.41)
Discontinued operations	—	—	1.58
Extraordinary net gain on the early extinguishment of debt	—	0.13	—
Cumulative effect of a change in accounting principle	(0.76)	—	—

Net (loss) income	$(0.56)	$(0.48)	$0.17

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options to purchase 118,193 and 72,251 shares of common stock for fiscal 2001 and fiscal 2000, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 19.     Postretirement Plans

Defined Benefit Plans

      The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on the employee’s years of service and career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of December 28, 2002 and December 29, 2001, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities and annuity contracts. The marketable equity securities include 547,209 and 547,209 shares of the company’s common stock with a fair value of approximately $10.7 million and $14.5 million at December 28, 2002 and December 29, 2001, respectively. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan.

      The net periodic pension cost for the company’s plans include the following components:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Service cost	$6,508	$6,905	$6,988
Interest cost	14,399	13,857	12,909
Expected return on plan assets	(14,218)	(14,791)	(13,565)
Amortization of transition assets	(792)	(841)	(841)
Prior service cost	47	47	48
Recognized net actuarial (gain)	—	(149)	(25)

Net periodic pension cost	$5,944	$5,028	$5,514

      The funding status and the amounts recognized in the Consolidated Balance Sheet for the company’s plans are as follows:

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$189,708	$170,065
Service cost	6,508	6,905
Interest cost	14,399	13,857
Plan amendments	184	—
Actuarial loss	19,083	7,475
Benefits paid	(9,222)	(8,594)

Benefit obligation at end of year	220,660	189,708

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	159,406	168,049
Actual return on plan assets	(8,645)	(2,545)
Employer contribution	6,200	2,496
Benefits paid	(9,222)	(8,594)

Fair value of plan assets at end of year	147,739	159,406

Funded status	(72,921)	(30,302)
Unrecognized net actuarial loss	48,613	6,667
Unrecognized prior service cost	476	339
Unrecognized net transition asset	2	(790)

Net amount recognized at end of year	(23,830)	(24,086)

Amounts recognized in the balance sheet:
Prepaid benefit cost	242	229
Accrued benefit cost	(24,072)	(24,315)
Additional minimum liability	(28,584)	—
Intangible asset	478	—
Accumulated other comprehensive income	28,106	—

Net amount recognized at end of year	$(23,830)	$(24,086)

      Assumptions used in accounting for the company’s plans at each of the respective period-ends are as follows:

	December 28,	December 29,	December 30,
	2002	2001	2000

Weighted average assumptions:
Measurement date	9/30/2002	9/30/2001	9/30/2000
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.25%	5.00%	5.50%

Additional Minimum Pension Liability

      The company’s pension plan assets have declined due to the recent equity market weakness while pension liabilities and benefit payments have continued to grow. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2002, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $17.3 million, net of tax of $10.8 million. Other comprehensive income captures certain items excluded from net income, such as unrealized gains or losses related to derivative financial instruments, as well as additional minimum pension liabilities not yet recognized in the Consolidated Statement of Income as part of net pension cost.

Postretirement Benefit Plan

      The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees.

      The net periodic postretirement benefit expense for the company includes the following components:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Service cost	$191	$176	$181
Interest cost	341	341	299
Prior service cost	389	388	389
Recognized net actuarial (gain)	(5)	(10)	—

Net periodic pension cost	$916	$895	$869

      The unfunded status and the amounts recognized in the Consolidated Balance Sheet for the company’s postretirement obligation are as follows:

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,514	$4,226
Service cost	191	176
Interest cost	341	341
Participant contributions	301	332
Actuarial (gain) loss	(704)	64
Benefits paid	(524)	(625)

Benefit obligation at end of year	$4,119	$4,514

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	223	293
Participant contributions	301	332
Benefits paid	(524)	(625)

Fair value of plan assets at end of year	—	—

Funded status	(4,119)	(4,514)
Unrecognized net actuarial loss	(868)	(169)
Unrecognized prior service cost	2,915	3,303

Net amount recognized at end of year	(2,072)	(1,380)

Amounts recognized in the balance sheet:
Accrued benefit liability	(2,072)	(1,380)

Net amount recognized at end of year	$(2,072)	$(1,380)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	December 28,	December 29,	December 30,
	2002	2001	2000

Weighted average assumptions:
Measurement date	9/30/2002	9/30/2001	9/30/2000
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Other Plans

      The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2002, $0.8 million for fiscal 2001 and $1.0 million for fiscal 2000.

      The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s non-union employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Prior to April 1, 2001, costs and contributions for employees who do not participate in the defined benefit plan were 2% of compensation and 25% of the employees’ contributions, up to 6% of compensation. During fiscal 2002, 2001 and 2000, the total cost and contributions were $4.3 million, $3.9 million and $2.1 million, respectively.

Note 20.     Income Taxes

      The company’s provision for income taxes consists of the following:

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Current Taxes:
Federal	$—	$—	$—
State	1,703	(641)	2,871

	1,703	(641)	2,871

Deferred Taxes:
Federal	$4,452	$(5,998)	$(18,131)
State	(1,562)	(1,498)	(1,197)

	2,890	(7,496)	(19,328)

Provision for income taxes	$4,593	$(8,137)	$(16,457)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following:

	December 28,	December 29,
	2002	2001

	(Amounts in thousands)
Self insurance	$6,038	$4,998
Compensation and employee benefits	24,935	12,491
Accrued reserves	10,970	15,255
Deductible goodwill	7,050	6,205
Loss carryforwards	53,695	61,389
Purchase accounting reserve	6,943	6,660
Other	6,501	8,848
Deferred tax assets valuation allowance	(7,846)	(8,298)

Deferred tax assets	108,286	107,548
Depreciation	(82,350)	(82,848)
Other	(3,669)	(8,616)

Deferred tax liabilities	(86,019)	(91,464)

Net deferred tax asset	$22,267	$16,084

      The deferred tax valuation allowance relates primarily to state net operating losses. The net decrease in the valuation allowance for deferred tax assets of $0.5 million is a result of changes in the company’s expected utilization of separate company state net operating losses in the future. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statement of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statement of Income may be necessary.

      The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52 Weeks Ended

			?
	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Tax at U.S. federal income tax rate	$3,751	$(9,233)	$(20,558)
State income taxes, net of U.S. federal income tax benefit	974	(3,126)	(1,528)
(Decrease) increase in valuation allowance	(452)	1,551	3,735
Intangible amortization	—	1,191	468
Dividends received from majority-owned subsidiary	—	981	1,455
Other	320	499	(29)

Provision for income taxes	$4,593	$(8,137)	$(16,457)

      The amount of federal net operating loss carried forward is $118.4 million with expiration dates through fiscal 2020. The company expects to utilize the carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $366.5 million with expiration dates through fiscal 2015. The utilization of these losses could be limited in the future and the company has provided a valuation allowance for this limitation as discussed above.

      During fiscal 2000 and fiscal 2001, the company was under examination by the Internal Revenue Service (“IRS”) with respect to fiscal 2000, fiscal 1999 and fiscal 1998, the twenty-seven weeks ended January 3,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 and fiscal 1997. The company reached an agreement with the IRS to settle the audit in fiscal 2001. As a result of this agreement, the company was assessed $5.5 million in taxes and interest. The results were reflected in the fiscal 2001 Consolidated Financial Statements. The significant issues raised by the IRS did not have a material effect on the Consolidated Statement of Income. In fiscal 2002, the company applied for a refund of $8.3 million as a result of net operating loss carryback claims. The taxes and interest assessed in fiscal 2001 were applied against the refund request and the company received the net amount as a refund in fiscal 2002.

Note 21.     Contingencies

      The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters, including the Trans American Brokerage litigation described below, will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

      On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provides for the accrual of interest until it is settled or paid. During the fifty-two weeks ended December 28, 2002, the company recorded $0.7 million in interest expense related to this award.

      On January 21, 2003, the District Court confirmed the arbitrator’s final award. The District Court also awarded TAB its attorneys’ fees in connection with the court proceedings. The company has appealed the decision of the District Court to the United States Court of Appeals for the Third Circuit. In connection with the appeal, the company has filed a supersedeas bond with the District Court in the amount of $12.5 million in order to stay the execution of the judgment by the plaintiff pending the outcome of the appeal. As of December 28, 2002, the company had recorded a liability of $11.4 million for this award.

Note 22.     Segment Reporting

      At the end of fiscal 2002, the company had three reportable segments, Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Bakeries produces breads and rolls, Mrs. Smith’s Bakeries produces baked desserts, snacks, breads and rolls and Flowers Snack produces snacks. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or unusual and

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows :

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Net sales(1):
Flowers Bakeries	$1,066,674	$1,055,867	$1,016,235
Mrs. Smith’s Bakeries	463,861	454,248	443,924
Flowers Snack	175,704	178,697	165,145
Eliminations: Sales from Mrs. Smith’s
Bakeries to Flowers Bakeries	(28,635)	(34,766)	(36,791)
Eliminations: Sales from Flowers
Snack to Flowers Bakeries	(25,442)	(27,042)	(25,634)

	$1,652,162	$1,627,004	$1,562,879

Depreciation and Amortization:
Flowers Bakeries	$45,158	$46,830	$39,711
Mrs. Smith’s Bakeries	23,024	22,157	20,781
Flowers Snack	5,593	4,640	6,124
Other(2)	190	188	486

	$73,965	$73,815	$67,102

Unusual Charge (Credit):
Flowers Bakeries	$337	$11,653	$(1,154)
Mrs. Smith’s Bakeries	25,479	17,393	18,858
Flowers Snack	1,795	1,727	—
Other(2)	—	13,125	—

	$27,611	$43,898	$17,704

Insurance Proceeds:
Mrs. Smith’s Bakeries	—	$(7,473)	$(17,193)

Income (Loss) from Operations:
Flowers Bakeries	$87,563	$72,015	$63,911
Mrs. Smith’s Bakeries	(18,108)	(17,459)	(35,142)
Flowers Snack	11,132	12,390	6,118
Other(2)	(25,779)	(24,713)	(24,742)
Insurance proceeds	0	7,473	17,193
Unusual charge	(27,611)	(43,898)	(17,704)

	$27,197	$5,808	$9,634

Interest Expense, net	$16,481	$32,188	$68,373

Income (Loss) From Continuing Operations Before Income Taxes	$10,716	$(26,380)	$(58,739)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 52 Weeks Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Amounts in thousands)
Capital Expenditures:
Flowers Bakeries	$27,406	$24,888	$19,476
Mrs. Smith’s Bakeries	17,984	23,065	17,726
Flowers Snack	3,118	1,549	2,696
Other(2)	303	12	27

	$48,811	$49,514	$39,925

	December 28,	December 29,
	2002	2001

Assets:
Flowers Bakeries	$597,815	$600,557
Mrs. Smith’s Bakeries	333,743	378,701
Flowers Snack	62,466	64,723
Other(3)	102,356	55,710

	$1,096,380	$1,099,691

(1)	Reflects reclassification required by EITF 01-09 as described in Note 2.
(2)	Represents Flowers Foods’ corporate head office amounts.
(3)	Represents Flowers Foods’ corporate head office assets including primarily, cash and cash equivalents, deferred taxes and deferred financing costs

      In fiscal 2003, upon the closing of the Schwan transaction, the company will return to a two segment structure. The existing Flowers Bakeries division will continue in its present form except that the company expects to move the frozen bun business of the Birmingham, Alabama facility to the Flowers Foods Specialty Group. The existing Flowers Snack division will absorb the frozen bread and roll business of Mrs. Smith’s Bakeries and become Flowers Foods Specialty Group.

Note 23.     Unaudited Quarterly Financial Information

      Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)
Net sales(1)	2002	$463,613	$378,340	$389,839	$420,370
	2001	$466,015	$368,461	$385,699	$406,829
Gross margin (defined as net sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)(1)	2002	$214,532	$174,508	$177,904	$174,849
	2001	$212,523	$172,466	$180,172	$173,019

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)
Income (loss) from continuing operations before extraordinary net gain on early extinguishment of debt and cumulative effect of a change in accounting principle	2002	$1,723	$6,049	$8,203	$(9,852)
	2001	$(25,681)	$3,702	$8,476	$(4,740)
Extraordinary gain (loss) on early extinguishment of debt	2002	—	—	—	—
	2001	$5,000	—	—	$(1,050)
Cumulative effect of a change in accounting principle	2002	$(23,078)	—	—	—
	2001	—	—	—	—
Net (loss) income	2002	$(21,355)	$6,049	$8,203	$(9,852)
	2001	$(20,681)	$3,702	$8,476	$(5,790)
Basic net (loss) income per common share	2002	$(0.72)	$0.20	$0.28	$(0.33)
	2001	$(0.69)	$0.12	$0.28	$(0.19)
Diluted net (loss) income per common share	2002	$(0.69)	$0.20	$0.27	$(0.34)
	2001	$(0.69)	$0.12	$0.28	$(0.19)

(1)	Reflects reclassifications required by EITF 01-09 described in Note 2.

Note 24.     Subsequent Events

      Sale of Mrs. Smith’s Bakeries’ Frozen Dessert Business. On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. A closing date for the transaction has not been determined pending approval of the transaction by the Federal Trade Commission and the satisfaction of all closing conditions. Included in those assets are the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the Suwanee, Georgia real estate. Subsequent to December 28, 2002, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold have been classified as held for sale in accordance with SFAS 144 and recorded at estimable fair value less costs to dispose. As such, in the first quarter of fiscal 2003, the operations of the Mrs. Smith’s Bakeries frozen dessert business will be reported as a discontinued operation.

      Acquisition. On December 30, 2002, the company acquired all the assets of Bishop Baking Company, Inc. from Kellogg Company. Bishop has annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

      Dividend. On February 21, 2003, the Board of Directors declared a dividend of $0.05 per share on the company’s common stock to be paid on March 21, 2003 to shareholders of record on March 7, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Flowers Foods, Inc:

      Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 21, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

      Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning	Additions Charged		Ending
	Balance	to Expenses	Deductions	Balance

	(Amounts in thousands)
Classification:
Year Ended December 28, 2002
Allowance for doubtful accounts	$1,271	3,152	2,948	$1,475
Inventory reserves	$1,896	3,077	3,230	$1,743
Valuation allowance	$8,298	—	452	$7,846
Year Ended December 29, 2001
Allowance for doubtful accounts	$1,261	3,910	3,900	$1,271
Inventory reserves	$3,146	3,709	4,959	$1,896
Valuation allowance	$6,747	1,551	—	$8,298
Year Ended December 30, 2000
Allowance for doubtful accounts	$3,955	3,353	6,047	$1,261
Inventory reserves	$6,312	2,558	5,724	$3,146
Valuation allowance	$3,012	3,735	—	$6,747