Form 10-Q
period 2003-04-19
FLOWERS FOODS INC
filed 2003-06-03
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D C 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[x]	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-2582379 (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT
TITLE OF EACH CLASS Common Stock, $.01 par value with Preferred Share Purchase Rights	May 23, 2003 30,051,071

FLOWERS FOODS, INC.
INDEX

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)
(Unaudited)

	APRIL 19, 2003	DECEMBER 28, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$27,008	$69,826

Accounts and notes receivable, net of allowances of $3,112 and $1,475, respectively	119,797	104,121

Inventories, net:
Raw materials	9,040	7,872
Packaging materials	7,912	7,806
Finished goods	12,679	14,311

	29,631	29,989

Spare parts and supplies	19,501	19,840

Assets held for sale	17,725	18,563

Assets to be disposed of – discontinued operations	244,338	243,061

Deferred taxes	8,745	—

Other	9,466	10,009

	476,211	495,409

Property, Plant and Equipment:
Land	33,023	33,073
Buildings	201,974	200,713
Machinery and equipment	512,144	509,879
Furniture, fixtures and transportation equipment	42,659	43,689
Construction in progress	20,363	12,174

	810,163	799,528
Less: accumulated depreciation	(381,037)	(363,403)

	429,126	436,125

Notes Receivable	71,524	71,599

Deferred Taxes	18,779	22,267

Other Assets	2,966	10,225

Goodwill, net	63,348	54,249

Other Intangible Assets, net	7,982	6,506

	$1,069,936	$1,096,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$235,892	$27,231
Accounts payable	71,340	82,827
Facility closing costs and severance	5,639	4,516
Liabilities related to assets to be disposed of – discontinued operations	2,902	2,553
Other accrued liabilities	85,979	89,151

	401,752	206,278

Long-Term Debt and Capital Leases	5,213	223,133

Other Liabilities:
Facility closing costs and severance	5,008	7,337
Postretirement/postemployment obligations	57,812	54,486
Other	14,894	12,150

	77,714	73,973

Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued
Preferred stock-$.01 par value, 900,000 authorized and none issued
Common stock-$.01 par value, 100,000,000 authorized 29,985,375 shares issued	300	300
Capital in excess of par value	483,144	483,142
Retained earnings	124,231	131,388
Accumulated other comprehensive loss	(22,418)	(21,834)

	585,257	592,996

	$1,069,936	$1,096,380

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENT
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED

	APRIL 19, 2003	APRIL 20, 2002

Sales	$434,552	$396,158
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	213,637	190,392
Selling, marketing and administrative expenses	182,485	167,834
Depreciation and amortization	17,162	17,429

Income from continuing operations before interest, income taxes and cumulative effect of a change in accounting principle	21,268	20,503

Interest income	1,726	1,736
Interest expense	(794)	(897)

Interest income, net	932	839

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	22,200	21,342
Income tax expense	8,547	8,217

Income from continuing operations before cumulative effect of a change in accounting principle	13,653	13,125
Discontinued operations, net of tax	(19,313)	(11,402)

(Loss) income before cumulative effect of a change in accounting principle	(5,660)	1,723
Cumulative effect of a change in accounting principle, net of tax	—	(23,078)

Net loss	$(5,660)	$(21,355)

Net Loss Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.46	$0.44
Discontinued operations, net of tax	(0.65)	(0.38)
Cumulative effect of a change in accounting principle, net of tax	—	(0.78)

Net loss per share	(0.19)	(0.72)

Weighted average shares outstanding	29,985	29,798

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.44	$0.43
Discontinued operations, net of tax	(0.62)	(0.37)
Cumulative effect of a change in accounting principle, net of tax	—	(0.75)

Net loss per share	(0.18)	(0.69)

Weighted average shares outstanding	31,124	30,878

Cash Dividends Paid Per Common Share	$0.05	—

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED

	APRIL 19, 2003	APRIL 20, 2002

CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net loss	$(5,660)	$(21,355)
Adjustments to reconcile net loss to net cash disbursed for operating activities:
Discontinued operations	6,170	4,474
Goodwill impairment	—	23,078
Depreciation and amortization	17,162	17,429
Stock appreciation rights	2,568	403
Deferred income taxes	5,846	1,079
Provision for inventory obsolescence	688	1,013
Allowances for accounts receivable	2,003	1,125
Non-cash effect of derivative instruments	(89)	—
Changes in assets and liabilities:
Accounts and notes receivable, net	(17,687)	(9,265)
Inventories, net	(4,974)	(11,253)
Other assets	(933)	(2,219)
Accounts payable and other accrued liabilities	(10,813)	(6,709)
Facility closing costs and severance	(1,206)	(1,437)

NET CASH DISBURSED FOR OPERATING ACTIVITIES	(6,925)	(3,637)

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,037)	(15,991)
Proceeds from notes receivable	83	1,164
Acquisition of business, net of cash received	(14,534)	—
Proceeds from property disposals	—	409
Other	353	(76)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(25,135)	(14,494)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(1,499)	—
Debt and capital lease obligation (payments) proceeds	(9,259)	11,881

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(10,758)	11,881

Net decrease in cash and cash equivalents	(42,818)	(6,250)
Cash and cash equivalents at beginning of period	69,826	12,280

Cash and cash equivalents at end of period	$27,008	$6,030

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 19, 2003 and December 28, 2002, the results of operations for the sixteen week periods ended April 19, 2003 and April 20, 2002 and statement of cash flows for the sixteen week periods ended April 19, 2003 and April 20, 2002. The results of operations for the sixteen week periods ended April 19, 2003 and April 20, 2002 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, reserves for obsolete and unmarketable inventory, valuation of long-lived assets and goodwill and other intangibles, deferred tax asset valuation allowances and pension obligations. These policies are the same as those summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

REPORTING PERIODS — Fiscal 2003 will consist of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2003 (sixteen weeks), second quarter ending July 12, 2003 (twelve weeks), third quarter ending October 4, 2003 (twelve weeks) and fourth quarter ending January 3, 2004 (thirteen weeks).

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting.

SEGMENTS — On April 24, 2003, the company announced it had completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility formerly a part of Flowers Bakeries, LLC (“Flowers Bakeries”) became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. As Mrs. Smith’s Bakeries dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had Mrs. Smith’s Bakeries dessert and frozen bread and rolls businesses performed these functions as separate divisions.

SIGNIFICANT CUSTOMER — During the sixteen weeks ended April 19, 2003, sales to the company’s largest customer, Wal-Mart, represented 11.5% of the consolidated company’s sales with 10.3% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty.

2. DISCONTINUED OPERATIONS

          On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets are the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS 144 and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company announced the completion of the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The transaction was valued at approximately $240 million. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for the sixteen weeks ended April 19, 2003 and April 20, 2002. Accordingly, the operations and certain transaction costs are included in “Discontinued operations, net of tax” in the Condensed Consolidated Statement of Income. An analysis of this line item is as follows:

	For the Sixteen Weeks Ended
	April 19, 2003	April 20, 2002

	(amounts in thousands)
Operating loss	$(18,790)	$(12,667)
Financial advisor fees	(1,870)	—
Legal, accounting and other	(1,336)	—
Lease termination fees (see Note 7)	(4,334)	—
Interest (see Note 7)	(5,545)	(5,873)
Derivative activity (see Note 6)	471	—

Pre-tax discontinued operations	(31,404)	(18,540)
Tax benefit	12,091	7,138

Discontinued operations, net of tax	$(19,313)	$(11,402)

     Revenue related to the discontinued operation of $64.4 million and $67.5 million are included in the operating losses above for the sixteen weeks ended April 19, 2003 and April 20, 2002, respectively.

     In addition, the following estimated transaction costs will be included in discontinued operations in the company’s second quarter ending July 12, 2003 (amounts in thousands):

Loss on sale of assets	$(6,860)
Deferred financing costs	(4,190)
Interest rate swap terminations	(4,765)
Separation and severance payments	(4,720)
SAP license transfer fees	(1,210)
Indemnification insurance premium	(2,690)
Other	(450)

Pre-tax discontinued operations	(24,885)
Tax benefit	9,580

Discontinued operations, net of tax	$(15,305)

     In addition to the above costs, operating results from the dessert business sold for the second quarter will be included in discontinued operations in the second quarter. The company is currently analyzing state net operating loss carryforwards in states in which it no longer transacts business as a result of the sale of Mrs. Smith’s Bakeries frozen dessert business to Schwan. If the company is unable to utilize these loss carryforwards, for which a deferred tax asset has been recorded, a charge to discontinued operations in the second quarter will be necessary.

     At April 19, 2003 and December 28, 2002, “Net assets to be disposed of - discontinued operations” and “Liabilities related to assets to be disposed of – discontinued operations” were comprised of:

	April 19, 2003	December 28, 2002

	(amounts in thousands)
Net assets to be disposed of:
Inventory	$55,304	$51,908
Spare parts	3,222	3,628
Prepaid assets	5,413	5,844
Property, plant and equipment	142,518	143,614
Intangible assets	37,881	38,067

	$244,338	$243,061

Liabilities related to assets to be disposed of:
Market access fee liability	$2,902	$2,553

3. COMPREHENSIVE INCOME

     The company has other comprehensive income resulting from its accounting for derivative financial instruments and additional minimum pension liabilities. Total comprehensive loss, determined as net loss adjusted by other comprehensive loss, was $(6.2) million and $(19.5) million for the sixteen weeks ended April 19, 2003 and April 20, 2002, respectively.

     During the first quarter of fiscal 2003, changes to accumulated other comprehensive income, net of tax, were as follows (amounts in thousands):

2003

Accumulated other comprehensive loss, beginning balance	$(21,834)
Derivative transactions:
Net deferred gains on closed contracts, net of tax of $14	21
Reclassified to earnings (materials, labor and other production costs), net of tax of $14	20
Effective portion of change in fair value of hedging instruments, net of tax of $(399)	(625)

Accumulated other comprehensive loss ending balance	$(22,418)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the sixteen weeks ended April 19, 2003 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total

Balance as of December 28, 2002	$53,362	$887	$54,249
Acquisition (see Note 12)	—	9,099	9,099

Balance as of April 19, 2003	$53,362	$9,986	$63,348

     The company adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). A transitional impairment that resulted from the company’s adoption of this statement was recorded as of December 30, 2001 at Mrs. Smith’s Bakeries for $23.1 million, net of tax of $1.8, million as a cumulative effect of a change in accounting principle.

     The changes in the carrying amount of intangible assets for the sixteen weeks ended April 19, 2003 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total

Balance as of December 28, 2002	$6,506	—	$6,506
Purchase accounting adjustment	1,850	—	1,850
Amortization expense	(374)	—	(374)

Balance as of April 19, 2003	$7,982	—	$7,982

     The purchase accounting adjustment of $1.85 million was related to the completion of the final independent valuations prepared as a result of the Ideal Baking acquisition which occurred in fiscal 2002.

5. NEW ACCOUNTING PRONOUNCEMENTS

     Asset Retirement. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS “) No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not effect net income.

     Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement will result in the company reclassifying in its consolidated financial statements, the $6.4 million ($4.0 million, net of tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004, Consolidated Financial Statements. This statement did not affect net income.

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The company did not enter into any new guarantees in the first quarter of fiscal 2003. However, in the second quarter of fiscal 2003, the company entered into an eighteen month indemnification agreement, limited to $70.0 million, with Schwan as a result of the sale of Mrs. Smith’s Bakeries frozen dessert business related to the inventory sold. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded to discontinued operations representing the fair value of the indemnification agreement (see Note 2). The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, will be amortized over the eighteen month indemnification period.

     Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of FASB Statement No. 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements. The company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, as permitted by SFAS 123, the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net loss and loss per share would have increased as follows:

	April 19, 2003	April 20, 2002

Net loss, as reported	$(5,660)	$(21,355)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net loss under fair value method	(648)	(673)

Pro forma net loss	$(6,308)	$(22,028)

Basic loss per share as reported	$(0.19)	$(0.72)
Pro forma	(0.21)	(0.74)
Diluted loss per share as reported	$(0.18)	$(0.69)
Pro forma	(0.20)	(0.71)

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

     In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The company is currently assessing the impact of this statement.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is currently assessing the impact of this statement.

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar, shortening and dairy products, along with pulp and paper and petroleum-based packaging products. The company also enters into interest rate derivatives to hedge exposure to changes in interest rates.

     Of the $5.1 million in accumulated other comprehensive loss, approximately $4.7 million and $0.4 million were related to instruments expiring in fiscal 2003 and 2004, respectively, and an immaterial amount was related to deferred gains and losses on cash-flow hedge positions.

     As of April 19, 2003, the company’s hedge portfolio contained commodity derivatives with a fair value of $(3.1) million which is primarily recorded in other current liabilities and other long term liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS 133, instruments with a fair value of $(3.1) million on April 19, 2003 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. An immaterial amount of commodity derivatives at April 19, 2003 is related to hedge instruments that do not qualify for hedge accounting under SFAS 133. For these instruments, changes in fair value are recorded each period in selling, marketing and administrative expense. During the sixteen weeks ended April 19, 2003, an immaterial amount was recorded to current earnings due to changes in fair value of these instruments.

     In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, pursuant to the announcement of the sale of Mrs. Smith’s Bakeries frozen dessert business, hedge accounting was discontinued for these swaps, as the hedged debt and capital leases would be paid off at the close of the transaction. The existing balance in other comprehensive income of $3.2 million, net of tax, at April 19, 2003, was reclassified to earnings at the close of the transaction on April 24, 2003. The change in fair values of the interest rate swaps from January 30, 2003 to April 19, 2003 of $0.5 million was recognized in discontinued operations in the first quarter of fiscal 2003.

     Additionally, on October 25, 2002, in conjunction with the acquisition of Ideal Baking Company, the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of that company.

     The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swap on April 19, 2003 was a liability of $4.9 million which is recorded in other accrued liabilities and other long term liabilities. During the sixteen weeks ended April 19, 2003, $0.2 million of additional interest expense was recognized due to periodic settlements of the swaps. In addition, $1.9 million of interest expense was recognized in discontinued operations as a result of periodic settlements of the swaps. An immaterial amount was recorded to current earnings related to the interest rate swap.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at April 19, 2003 and December 28, 2002 (amounts in thousands):

	INTEREST
	RATE	MATURITY	APRIL 19, 2003	DECEMBER 28, 2002

Senior secured credit facilities	3.96%	2007	$173,388	$180,258
Capital lease obligations	3.65%	2008	55,055	56,887
Other notes payable	5.93%	2013	12,662	13,219

			241,105	250,364
Less current maturities			235,892	27,231

Total long-term debt			$5,213	$223,133

     The company’s credit agreement provides for total borrowings of up to $303.4 million, consisting of Term Loan A of $28.0 million and Term Loan B of $145.4 million and a revolving loan facility of $130.0 million (the “revolving loan facility”).

     As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert assets to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and make acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the credit agreement and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment to the company’s credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to pay off Term Loan A and Term Loan B. Therefore, the balance on the credit facility was zero as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to pay-off $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of approximately $6.8 million remains outstanding at April 24, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to pay off its equipment leases. As a result, the company accrued $4.3 million in lease termination fees which were included in discontinued operations during the first quarter of fiscal 2003.

     Interest expense related to the debt required to be repaid of $5.5 million and $5.9 million in the first quarter of fiscal 2003 and fiscal 2002, respectively, was included in discontinued operations (see Note 2).

8. FACILITY CLOSING COSTS AND SEVERANCE

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

	December 28, 2002	Spending	April 19, 2003

Noncancelable lease obligations and other facility closing costs	$10,195	$(1,062)	$9,133
Severance	537	(88)	449
Other	1,121	(56)	1,065

Total	$11,853	$(1,206)	$10,647

9. LITIGATION

     The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 24, 2003, the company announced it had concluded settlement of the arbitration award in return for payment of $9.0 million to TAB. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss.

10. EARNINGS PER SHARE

     The following table calculates basic earnings per common share and diluted earnings per common share at April 19, 2003 and April 20, 2002.

	FOR THE SIXTEEN WEEKS ENDED

	APRIL 19, 2003	APRIL 20, 2002

Basic Earnings Per Common Share:
Income from continuing operations	$13,653	$13,125
Basic weighted average shares outstanding	29,985	29,798
Basic earnings per common share	$0.46	$0.44

Diluted Earnings Per Common Share:
Income from continuing operations	$13,653	$13,125
Basic weighted average shares outstanding	29,985	29,798
Add: Shares of common stock assumed upon exercise of stock options	1,063	1,080
Add: Shares of common stock assumed upon contingent stock agreement	76	—

Diluted weighted average shares outstanding	31,124	30,878
Diluted earnings per common share	$0.44	$0.43

11. SEGMENT REPORTING

     On April 24, 2003, the company announced it had completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility formerly a part of Flowers Bakeries became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. Prior year data has been restated to reflect the segment reorganization.

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

	FOR THE SIXTEEN WEEKS ENDED

	APRIL 19, 2003	APRIL 20, 2002

SALES:
Flowers Bakeries	$338,015	$315,672
Flowers Specialty	96,537	80,486

	$434,552	$396,158

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$13,549	$13,492
Flowers Specialty	3,488	3,879
Unallocated corporate expenses	125	58

	$17,162	$17,429

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Flowers Bakeries	$26,241	$26,189
Flowers Specialty	3,460	1,400
Unallocated corporate expenses	(8,433)	(7,086)
Unallocated interest income, net	932	839

	$22,200	$21,342

12. ACQUISITION

     On December 30, 2002 (fiscal 2003), the company acquired all the assets of Bishop Baking Company, Inc. from Kellogg Company. Bishop has annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

13. SUBSEQUENT EVENTS

     On April 24, 2003, the company announced the completion of the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The transaction was valued at approximately $240 million. See Note 2 for additional information.

     On April 24, 2003, the company announced it had concluded settlement of an arbitration award of $9.0 million in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc. See Note 9 for additional information.

     On April 24, 2003, the company paid all outstanding borrowings under its senior secured credit facilities, substantially all its capital lease obligations and a portion of other notes payable, leaving a debt balance of approximately $6.8 million outstanding. Proceeds from the sale of Mrs. Smith’s Bakeries frozen dessert business to Schwan, as well as a portion of the company’s cash holdings were used for these payments. See note 7 for additional information.

     On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a stock dividend. The record date for the split will be June 13, 2003 and new shares will be issued on a payment date of June 27, 2003. Pro forma earnings (loss) per common share, giving retroactive effect to the stock split, are as follows:

	For the Sixteen Weeks Ended

	April 19, 2003	April 20, 2002

Net Loss Per Common Share:
Basic:
Income from continuing operations	$.30	$.29
Discontinued operations, net of tax	(.43)	(.25)
Cumulative effect of a change in accounting principle, net of tax	—	(.52)

Net loss per share	$(.13)	$(.48)

Net Loss Per Common Share:
Diluted:
Income from continuing operations	$.29	$.28
Discontinued operations	(.41)	(.24)
Cumulative effect of a change in accounting principle, net of tax	—	(.50)

Net loss per share	$(.12)	$(.46)

     On May 30, 2003, the Board of Directors declared a dividend of $.10 per share (post stock split discussed above) on the company’s common stock to be paid on June 27, 2003 to shareholders of record on June 13, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the results of operations of the company for the sixteen week period ended April 19, 2003 and its financial condition should be read in conjunction with the company’s annual report on Form 10-K for the fiscal year ended December 28, 2002.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 28, 2002, we discuss the areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

MATTERS AFFECTING ANALYSIS:

     On April 24, 2003, the company announced it had completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility formerly a part of Flowers Bakeries, LLC (“Flowers Bakeries”) became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. As Mrs. Smith’s Bakeries dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had Mrs. Smith’s Bakeries dessert and frozen bread and rolls businesses performed these functions as separate divisions.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the sixteen week periods ended April 19, 2003 and April 20, 2002, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED

	APRIL 19, 2003	APRIL 20, 2002

Sales	100.00%	100.00%
Gross margin	50.84	51.94
Selling, marketing and administrative expenses	41.99	42.37
Depreciation and amortization	3.95	4.40
Interest income, net	0.21	0.21
Income from continuing operations before income taxes	5.11	5.39
Income tax expense	1.97	2.07
Discontinued operations	(4.44)	(2.88)
Cumulative effect of a change in accounting principle, net of tax	—	(5.83)
Net loss	(1.30)	(5.39)

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 19, 2003 COMPARED TO SIXTEEN WEEKS ENDED APRIL 20, 2002

     Sales. For the first quarter ended April 19, 2003, sales were $434.6 million, or 9.7% higher than sales in the comparable quarter of the prior year, which were $396.2 million.

     Flowers Bakeries’ sales for the first quarter of fiscal 2003 were $338.0 million, an increase of 7.1% from sales of $315.7 million reported for the first quarter of fiscal 2002. Flowers Bakeries had volume increases of 5.4% and pricing increases of 1.7%. The acquisition of Ideal Baking Company, completed by the company during fiscal 2002, contributed 1.4% of the 5.4% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 67% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 9% over the same period in the prior year. This increase is primarily attributable to increased volume. Sales in the foodservice channel represent approximately 16% of Flowers Bakeries’ sales and were relatively flat as compared to the first quarter of fiscal 2002. Store branded retail sales represent approximately 13% of Flowers Bakeries’ sales. These sales increased approximately 8% from the same period in the prior year. This increase was primarily a result of volume increases.

     Flowers Specialty’s sales for the first quarter of fiscal 2003 were $96.5 million, an increase of 19.9% from its sales of $80.5 million for the first quarter of fiscal 2002, primarily as a result of the acquisition of Bishop Baking Company in the first quarter of fiscal 2003. Sales in the foodservice channel represent approximately 30% of Flowers Specialty’s sales. These sales increased approximately 11% from the same period in the prior year primarily due to volume increases. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 17% of Flowers Specialty’s sales. These sales increased approximately 5% from the same period in the prior year primarily due to volume increases related to the Bishop acquisition. Sales in the vending channel represent approximately 16% of Flowers Specialty’s sales. These sales increased approximately 31% from the same period in the prior year primarily as a result of volume and price increases. Sales to non-affiliated food companies under contract production arrangements represent approximately 24% of Flowers Specialty’s sales. These sales increased by approximately 12% over the same period in the prior year primarily due to volume and price increases. Sales to in-store bakeries and store branded retail sales represent approximately 14% of Flowers Specialty’s sales. These sales increased significantly as a result of an expanded presence in the market due to the Bishop acquisition.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2003 was $220.9 million, or 7.3% higher than gross margin reported in the same period of the prior year of $205.8 million. As a percent of sales, gross margin decreased to 50.8% for the first quarter of fiscal 2003, as compared to 51.9% for the first quarter of fiscal 2002.

     Flowers Bakeries’ gross margin decreased to 56.7% of sales for the first quarter of fiscal 2003, compared to 57.5% of sales for the first quarter of fiscal 2002. This decrease was primarily attributable to start-up costs at the Batesville, Arkansas facility acquired during the fourth quarter of fiscal 2002 in the Ideal acquisition and higher ingredient, packaging and labor costs.

     Flowers Specialty’s gross margin decreased to 30.4% of sales for the first quarter of fiscal 2003, compared to 31.2% of sales for the first quarter of fiscal 2002. The decrease in margin was primarily attributable to higher ingredient and labor costs.

     Selling, Marketing and Administrative Expenses. During the first quarter of fiscal 2003, selling, marketing and administrative expenses were $182.5 million, or 42.0% of sales, as compared to $167.8 million, or 42.4% of sales reported for the first quarter of fiscal 2002.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $151.9 million, or 44.9% of sales during the first quarter of fiscal 2003 as compared to $141.9 million, or 45.0% of sales during the first quarter of fiscal 2002. The decrease as a percent of sales was primarily a result of lower bad debt expense partially offset by increased advertising, distributor discounts and labor costs.

     Flowers Specialty’s selling, marketing and administrative expenses were $22.4 million, or 23.2% of sales during the first quarter of fiscal 2003 as compared to $19.8 million, or 24.6% of sales during the first quarter of fiscal 2002. The decrease as a percent of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed above.

     Depreciation and Amortization. Depreciation and amortization expense was $17.2 million for the first quarter of fiscal 2003, a decrease of 1.5% from the same period in the prior year, which was $17.4 million.

     Flowers Bakeries’ depreciation and amortization expense for the first quarter of fiscal 2003 of $13.5 million remained relatively unchanged from the first quarter of fiscal 2002.

     Flowers Specialty’s depreciation and amortization expense for the first quarter of fiscal 2003 of $3.5 million remained relatively unchanged from the first quarter of fiscal 2002.

     Net Interest Income. For the first quarter of fiscal 2003, net interest income was $0.9 million, an increase of $0.1 million from the same period in the prior year, which was $0.8 million. The increase was primarily related to a decrease in interest expense as a result of lower debt outstanding.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for the first quarter of fiscal 2003 was $22.2 million, an improvement of $0.9 million from the $21.3 million reported in the first quarter of fiscal 2002.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $0.1 million and $2.1 million, respectively. Contributing to the increase was an increase in interest income of $0.1 million. Partially offsetting these increases in continuing income was an increase in unallocated corporate expenses of $1.4 million.

     Income Taxes. The income tax expense during the first quarter of fiscal 2003 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

     Discontinued Operations. The loss from discontinued operations for the first quarter of fiscal 2003 increased $7.9 million to $19.3 million as compared to $11.4 million for the first quarter of fiscal 2002. The increase was primarily attributable to the recording of $4.6 million, net of tax, in transaction costs associated with the sale to Schwan recorded in the first quarter of fiscal 2003 and increased operating losses at Mrs. Smith’s Bakeries.

     Cumulative Effect of a Change in Accounting Principle. The company adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). A transitional impairment that resulted from the company’s adoption of this statement was recorded as of December 30, 2001 at Mrs. Smith’s Bakeries for $23.1 million, net of tax of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES:

     Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures.

     Flowers Foods’ cash and cash equivalents decreased to $27.0 million at April 19, 2003 from $69.8 million at December 28, 2002. The decrease resulted from $6.9 million, $25.1 million and $10.8 million disbursed for operating activities, investing activities and financing activities, respectively.

     Net cash of $6.9 million disbursed for operating activities consisted primarily of $5.7 million in net loss, adjusted for certain non-cash items of $34.4 million. These positive items were partially offset by cash disbursed for working capital and other activities of $35.6 million. Net cash disbursed for working capital and other activities resulted primarily from an increase in accounts and notes receivable of $15.7 million and a decrease in accounts payable of $11.5 million.

     Net cash disbursed for investing activities during the sixteen weeks ended April 19, 2003 of $25.1 million included capital expenditures of $11.0 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $7.8 million and $2.5 million, respectively. In addition, cash disbursed for investing activities included $14.5 million for the purchase of Bishop Baking in Cleveland, Tennessee.

     Net cash disbursed for financing activities of $10.8 million consisted of payments on debt and capital lease obligations of $9.2 million and dividends paid of $1.5 million.

     As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert assets to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and make acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the credit agreement and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment to the company’s credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to pay off Term Loan A and Term Loan B. Therefore, the balance on the credit facility was zero as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to pay-off $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of approximately $6.8 million related to the acquisition of Ideal Baking remains outstanding at April 24, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to pay off its equipment leases. As a result, the company accrued $4.3 million in lease termination fees which were included in discontinued operations during the first quarter of fiscal 2003.

     Interest expense related to the debt required to be repaid of $5.5 million and $5.9 million in the first quarter of fiscal 2003 and fiscal 2002, respectively, was included in discontinued operations.

     The company’s credit rating by Standard and Poor’s as of April 19, 2003 was BBB-. The company’s credit rating by Fitch as of April 19, 2003 was BB+. The company’s credit rating by Moody’s as of April 19, 2003 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could effect future credit availability.

NEW ACCOUNTING PRONOUNCEMENTS:

     Asset Retirement. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS “) No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not effect net income.

     Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement will result in the company reclassifying in its consolidated financial statements, the $6.4 million ($4.0 million, net of tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004, Consolidated Financial Statements. This statement did not affect net income.

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The company did not enter into any new guarantees in the first quarter of fiscal 2003. However, in the second quarter of fiscal 2003, the company entered into an eighteen month indemnification agreement, limited to $70.0 million, with Schwan as a result of the sale of Mrs. Smith’s Bakeries frozen dessert business related to the inventory sold. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded to discontinued operations representing the fair value of the indemnification agreement (see Note 2). The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, will be amortized over the eighteen month indemnification period.

     Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of FASB Statement No. 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements. The company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, as permitted by SFAS 123, the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements.

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

     In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The company is currently assessing the impact of this statement.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is currently assessing the impact of this statement.

FORWARD-LOOKING STATEMENTS:

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 19, 2003, the fair market value of the company’s commodity derivative portfolio was $(3.2) million. Of this fair value, $(1.3) million is based on quoted market prices and $(1.9) million is based on models and other valuation methods. Additionally, of this fair value, $(2.6) million and $(0.6) million relate to instruments that will be utilized in fiscal 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of April 19, 2003, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $3.1 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At April 19, 2003, the fair market value of the company’s interest rate swaps was a liability of $4.9 million. The fair value of the swap is based on a valuation model using quoted market prices. Of this fair value, $5.0 million and $(0.1) million expire in 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase in interest rates, the fair value of the company’s interest rate swap agreement at April 19, 2003, with a total notional amount of $152.8 million, would increase by $0.1 million. A 10% decrease in interest rates would reduce the fair value by $0.1 million.

     Based on the company’s floating rate debt at April 19, 2003, including the effect of the interest rate swap agreement, assuming a 10% increase in interest rates, the company’s interest expense would increase by $0.2 million, while the impact of a 10% decrease in interest rates would reduce interest expense by $0.2 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 24, 2003, the company announced it had concluded settlement of the arbitration award in return for payment of $9.0 million to TAB. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss.

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

     (b)  The company did not file any reports on Form 8-K during the quarter ended April 19, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC
By: /s/ Amos R. McMullian

Name: Amos R. McMullian
Title: Chairman of the Board and
Chief Executive Officer

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: June 3, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003	/s/ Amos R. McMullian

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003	/s/ Jimmy M. Woodward

Jimmy M. Woodward
Senior Vice President, Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.		Name of Exhibit

2.1	-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

*3.2	-	Amended and Restated Bylaws of Flowers Foods, Inc.

4.1	-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.		Name of Exhibit

10.4	-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5	-	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7	-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.8	-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.9	-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.10	-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.11		First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.12		Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.13		Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (f/n/a Bankers Trust Company), as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.14		Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officer and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

*21	-	Subsidiaries of Flowers Foods, Inc.

*99	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Period Ended April 19, 2003.

*	Filed herewith