Form 10-Q
period 2003-07-12
FLOWERS FOODS INC
filed 2003-08-26
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT
TITLE OF EACH CLASS	August 22, 2003

Common Stock, $.01 par value with Preferred Share Purchase Rights	45,171,170

FLOWERS FOODS, INC.
INDEX

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)
(Unaudited)

	JULY 12, 2003	DECEMBER 28, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$36,351	$69,826

Accounts and notes receivable, net of allowances of $2,454 and $1,475, respectively	104,144	104,121

Inventories, net:
Raw materials	9,743	7,872
Packaging materials	7,725	7,806
Finished goods	13,846	14,311

	31,314	29,989

Spare parts and supplies	19,496	19,840

Assets held for sale	15,957	18,563

Assets to be disposed of – discontinued operations	—	243,061

Deferred taxes	8,585	—

Other	20,066	10,009

	235,913	495,409

Property, Plant and Equipment:
Land	86,990	33,073
Buildings	178,340	200,713
Machinery and equipment	447,369	509,879
Furniture, fixtures and transportation equipment	41,866	43,689
Construction in progress	15,812	12,174

	770,377	799,528
Less: accumulated depreciation	(341,990)	(363,403)

	428,387	436,125

Notes Receivable	72,605	71,599

Deferred Taxes	15,712	22,267

Other Assets	4,354	10,225

Goodwill, net	63,482	54,249

Other Intangible Assets, net	7,857	6,506

	$828,310	$1,096,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,528	$27,231
Accounts payable	86,668	82,827
Facility closing costs and severance	2,123	4,516
Liabilities related to assets to be disposed of – discontinued operations	—	2,553
Other accrued liabilities	71,928	89,151

	162,247	206,278

Long-Term Debt and Capital Leases	5,095	223,133

Other Liabilities:
Facility closing costs and severance	3,225	7,337
Postretirement/postemployment obligations	60,605	54,486
Other	18,701	12,150

	82,531	73,973

Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued Preferred stock-$.01 par value, 900,000 authorized and none issued Common stock-$.01 par value, 100,000,000 authorized 45,185,121 and 29,985,375 shares issued	452	300
Treasury stock	(283)	—
Capital in excess of par value	486,834	483,142
Retained earnings	110,325	131,388
Accumulated other comprehensive loss	(18,891)	(21,834)

	578,437	592,996

	$828,310	$1,096,380

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY EIGHT WEEKS ENDED

	JULY 12, 2003	JULY 13, 2002	JULY 12, 2003	JULY 13, 2002

Sales	$337,193	$317,945	$771,745	$714,103
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	165,565	153,900	379,202	344,292
Selling, marketing and administrative expenses	137,695	129,549	320,180	297,383
Depreciation and amortization	12,489	13,089	29,651	30,518

Income from continuing operations before interest, income taxes and cumulative effect of a change in accounting principle	21,444	21,407	42,712	41,910

Interest income	1,295	1,295	3,021	3,032
Interest expense	(342)	(786)	(1,136)	(1,684)

Interest income, net	953	509	1,885	1,348

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	22,397	21,916	44,597	43,258
Income tax expense	8,623	8,437	17,170	16,654

Income from continuing operations before cumulative effect of a change in accounting principle	13,774	13,479	27,427	26,604
Discontinued operations, net of tax	(23,118)	(7,430)	(42,431)	(18,832)

(Loss) income before cumulative effect of a change in accounting principle	(9,344)	6,049	(15,004)	7,772
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(23,078)

Net (loss) income	$(9,344)	$6,049	$(15,004)	$(15,306)

Net (loss) Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.31	$0.30	$0.61	$0.60
Discontinued operations, net of tax	(0.52)	(0.16)	(0.94)	(0.42)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.52)

Net (loss) income per share	$(0.21)	$0.14	$(0.33)	$(0.34)

Weighted average shares outstanding	45,082	44,697	45,030	44,697

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.30	$0.30	$0.60	$0.58
Discontinued operations, net of tax	(0.50)	(0.17)	(0.93)	(0.41)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.50)

Net (loss) income per share	$(0.20)	$0.13	$(0.33)	$(0.33)

Weighted average shares outstanding	45,861	45,650	45,691	46,110

Cash dividends paid per common share	$0.100	$0.000	$0.130	$0.000

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY EIGHT WEEKS ENDED

	JULY 12, 2003	JULY 13, 2002

CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net loss	$(15,004)	$(15,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	18,145	8,040
Goodwill impairment	—	23,078
Stock appreciation rights	776	(224)
Depreciation and amortization	29,651	30,518
Deferred income taxes	3,694	4,452
Provision for inventory obsolescence	916	1,845
Allowances for accounts receivable	2,408	1,869
Other	427	1,782
Payment of legal settlement	(9,000)	—
Changes in assets and liabilities:
Accounts and notes receivable, net	(2,321)	(10,735)
Inventories, net	(2,126)	(16,312)
Other assets	(4,082)	(5,428)
Accounts payable and other accrued liabilities	11,132	(1,772)
Facility closing costs and severance	(6,505)	(1,046)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,111	20,761

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(24,232)	(31,843)
(Purchase of) proceeds from notes receivable	(1,116)	1,772
Acquisition of business, net of cash received	(14,534)	—
Proceeds from sale of Mrs. Smith’s Bakeries frozen dessert business	231,551	—
Other	110	625

NET CASH PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES	191,779	(29,446)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(6,062)	—
Exercise of stock options	1,695	—
Payment for termination of derivative instruments	(5,330)	—
Debt and capital lease obligation (payments) proceeds	(243,668)	59

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:	(253,365)	59

Net decrease in cash and cash equivalents	(33,475)	(8,626)
Cash and cash equivalents at beginning of period	69,826	12,280

Cash and cash equivalents at end of period	$36,351	$3,654

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 12, 2003 and December 28, 2002, the results of operations for the twelve and twenty eight week periods ended July 12, 2003 and July 13, 2002 and statement of cash flows for the twenty eight week periods ended July 12, 2003 and July 13, 2002. The results of operations for the twelve and twenty eight week periods ended July 12, 2003 and July 13, 2002 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

REPORTING PERIODS — Fiscal 2003 will consist of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2003 (sixteen weeks), second quarter ended July 12, 2003 (twelve weeks), third quarter ending October 4, 2003 (twelve weeks) and fourth quarter ending January 3, 2004 (thirteen weeks).

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting.

STOCK SPLIT — On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

SEGMENTS — On April 24, 2003, the company announced it had completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries’ that was sold is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries’ frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

SIGNIFICANT CUSTOMER — During the twelve weeks ended July 12, 2003, sales to the company’s largest customer, Wal-Mart, represented 12.1% of the consolidated company’s sales with 10.9% attributable to Flowers Bakeries and 1.2% attributable to Flowers

Specialty. During the twenty eight weeks ended July 12, 2003, sales to the company’s largest customer, Wal-Mart, represented 11.8% of the consolidated company’s sales with 10.6% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty.

2. DISCONTINUED OPERATIONS

     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company announced the completion of the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for the twelve and twenty eight weeks ended July 12, 2003 and July 13, 2002. Accordingly, the operations and certain transaction costs are included in “Discontinued operations, net of tax” in the Condensed Consolidated Statement of Income. An analysis of this line item is as follows:

	For the Twelve Weeks Ended		For the Twenty Eight Weeks Ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

	(amounts in thousands)
Operating loss	$(3,779)	$(7,435)	$(22,569)	$(20,102)
Financial advisor fees	—	—	(1,870)	—
Legal, accounting and other	—	—	(1,454)	—
Lease termination fees (see Note 7)	(53)	—	(4,281)	—
Interest (see Note 7)	(132)	(4,646)	(5,664)	(10,519)
Derivative activity (see Note 6)	73	—	543	—
Loss on sale of assets	(6,224)	—	(6,224)	—
Deferred financing costs	(4,191)	—	(4,191)	—
Derivative terminations (see Note 6)	(5,776)	—	(5,776)	—
Separation and severance payments	(4,962)	—	(4,962)	—
SAP license transfer fees	(1,214)	—	(1,214)	—
Indemnification insurance premium	(2,691)	—	(2,691)	—
Other	(546)	—	(546)	—

Pre-tax discontinued operations	(29,495)	(12,081)	(60,899)	(30,621)
Tax benefit	6,377	4,651	18,468	11,789

Discontinued operations, net of tax	$(23,118)	$(7,430)	$(42,431)	$(18,832)

     On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The fair value of the indemnification was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, are being amortized over the eighteen month indemnification period. The balance as of July 12, 2003 was $2.3 million.

     Revenue related to the discontinued operation of $3.6 million and $60.4 million are included in the operating losses above for the twelve weeks ended July 12, 2003 and July 13, 2002, respectively. Revenue related to the discontinued operation of $68.0 million and $127.9 million are included in the operating losses above for the twenty eight weeks ended July 12, 2003 and July 13, 2002, respectively.

     As of July 12, 2003, substantially all of the costs associated with the operation and sale of the Mrs. Smith’s Bakeries frozen dessert business have been reported.

     At December 28, 2002, “Net assets to be disposed of — discontinued operations” and “Liabilities related to assets to be disposed of – discontinued operations” were comprised of (amounts in thousands):

December 28, 2002

Net assets to be disposed of:
Inventory	$51,908
Spare parts	3,628
Prepaid assets	5,844
Property, plant and equipment	143,614
Intangible assets	38,067

$243,061

Liabilities related to assets to be disposed of:
Market access fee liability	$2,553

     On April 24, 2003, the company relieved “Net assets to be disposed of - discontinued operations” and “Liabilities related to assets to be disposed of – discontinued operations” of $241.0 million with an offsetting entry to cash and loss on the sale of assets identified in “Discontinued operations, net of tax” in the Condensed Consolidated Statement of Income.

3. COMPREHENSIVE INCOME

     The company has other comprehensive income resulting from its accounting for derivative financial instruments and additional minimum pension liabilities. Total comprehensive (loss) income, determined as net (loss) income adjusted by other comprehensive income, was $(5.9) million and $6.2 million for the twelve weeks ended July 12, 2003 and July 13, 2002, respectively. Total comprehensive loss, determined as net loss adjusted by other comprehensive income, was $12.1 million and $13.3 million for the twenty eight weeks ended July 12, 2003 and July 13, 2002, respectively.

     During the twenty eight weeks ended July 12, 2003, changes to accumulated other comprehensive income, net of tax, were as follows (amounts in thousands):

2003

Accumulated other comprehensive loss, beginning balance	$21,834
Derivative transactions:
Net deferred gains on closed contracts, net of tax of $191	306
Reclassified to earnings (materials, labor and other production costs), net of tax of $0.6	1
Reclassified to discontinued operations, net of tax of $(2,035)	(3,250)

Accumulated other comprehensive loss ending balance	$18,891

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the twenty eight weeks ended July 12, 2003 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total

Balance as of December 28, 2002	$53,362	$887	$54,249
Segment change (see Note 1)	(4,344)	4,344	—
Acquisition (see Note 12)	—	9,233	9,233

Balance as of July 12, 2003	$49,018	$14,464	$63,482

     The company adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). A transitional impairment that resulted from the company’s adoption of this statement was recorded as of December 30, 2001 at Mrs. Smith’s Bakeries for $23.1 million, net of tax of $1.8 million as a cumulative effect of a change in accounting principle.

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks and non-compete agreements, for the twenty eight weeks ended July 12, 2003 are as follows (amounts in thousands):

Flowers
Bakeries

Balance as of December 28, 2002	$6,506
Purchase accounting adjustment	1,850
Amortization expense	(499)

Balance as of July 12, 2003	$7,857

     The purchase accounting adjustment of $1.9 million was related to the completion of the final independent valuations prepared as a result of the Ideal Baking acquisition which occurred in fiscal 2002.

5. NEW ACCOUNTING PRONOUNCEMENTS

     Asset Retirement. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not have a material effect on the company’s results of operations or financial position.

     Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement will result in the company reclassifying in its consolidated financial statements, the $6.4 million ($4.0 million, net of tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004 Consolidated Financial Statements. This statement did not affect net income.

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement (see Note 2). The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the eighteen month indemnification period. No other guarantees or indemnifications have been entered into by the company through July 12, 2003.

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

     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net (loss) income and (loss) income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY EIGHT WEEKS ENDED

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Net (loss) income, as reported	$(9,344)	$6,049	$(15,004)	$(15,306)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net (loss) income under fair value method	(437)	(486)	(1,085)	(1,159)

Pro forma net (loss) income	$(9,781)	$5,563	$(16,089)	$(16,465)

Basic (loss) income per share as reported	$(0.21)	$0.14	$(0.33)	$(0.34)
pro forma	$(0.22)	$0.12	$(0.36)	$(0.37)
Diluted (loss) income per share as reported	$(0.20)	$0.13	$(0.33)	$(0.33)
pro forma	$(0.21)	$0.12	$(0.35)	$(0.36)

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

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is currently assessing the impact of this statement and does not anticipate any material changes to its financial statements.

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

     Of the $1.6 million in accumulated other comprehensive loss, approximately $0.8 million and $0.4 million were related to instruments expiring in fiscal 2003 and 2004, respectively, and $0.4 amount was related to deferred gains and losses on cash-flow hedge positions.

     As of July 12, 2003, the company’s hedge portfolio contained commodity derivatives with a fair value of $(2.0) million, which is primarily recorded in other current liabilities and other long term liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS 133, instruments with a fair value of $(2.0) million on July 12, 2003 are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 12, 2003 that do not qualify for hedge accounting under SFAS 133.

     In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, pursuant to the announcement of the sale of the Mrs. Smith’s Bakeries frozen dessert business, hedge accounting was discontinued for these swaps, since the hedged debt and capital leases would be paid off and the swaps would be terminated at the close of the transaction. On April 24, 2003, at the close of the transaction, the interest rate swaps were terminated for cash, and the related balance in other accumulated comprehensive income of $3.3 million, net of tax of $2.0 million, was reclassified to discontinued operations.

     Additionally, on October 25, 2002, in conjunction with the acquisition of Ideal Baking Company, the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of that company.

     The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swaps on July 12, 2003 was a liability of $(0.1) million which is recorded in other accrued liabilities and other long term liabilities. During the twelve and twenty eight weeks ended July 12, 2003, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the twenty eight weeks ended July 12, 2003, as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedging accounting was discontinued, and April 24, 2003, when the swaps were terminated. An immaterial amount was recorded to current continuing earnings during the twenty eight weeks ended July 12, 2003.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at July 12, 2003 and December 28, 2002 (amounts in thousands):

	JULY 12, 2003	DECEMBER 28, 2002

Senior secured credit facilities	$—	$180,258
Capital lease obligations	107	56,887
Other notes payable	6,516	13,219

	6,623	250,364
Less current maturities	1,528	27,231

Total long-term debt	$5,095	$223,133

     The company’s credit agreement provides for total borrowings of up to $130.0 million on its revolving loan facility.

     As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and make acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the credit agreement and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment to the company’s credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the credit facility was $0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of $6.6 million, primarily related to the acquisition of Ideal Baking, remains outstanding at July 12, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003 (see Note 2).

     Interest expense related to the debt and lease obligations required to be repaid of $5.7 million and $10.5 million for the twenty eight weeks ended July 12, 2003 and July 13, 2002, respectively, was included in discontinued operations (see Note 2).

8. FACILITY CLOSING COSTS AND SEVERANCE

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

	December 28, 2002	Spending	July 12, 2003

Noncancelable lease obligations and other facility closing costs	$10,195	$(5,882)	$4,313
Severance	537	(537)	—
Other	1,121	(86)	1,035

Total	$11,853	$(6,505)	$5,348

     On April 24, 2003, the company used a portion of the proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to extinguish the remaining $4.3 million equipment lease obligation associated with the closed facility in Pottstown, Pennsylvania. These lease payments had been accrued for at the time of the plant closing in fiscal 1997. The payoff of the lease was recorded to the reserve in the second quarter of fiscal 2003 and is reflected in spending above.

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

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29,

2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss for the first quarter of fiscal 2003.

10. EARNINGS PER SHARE

     On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

     The following table calculates basic earnings per common share and diluted earnings per common share at July 12, 2003 and July 13, 2002 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY EIGHT WEEKS ENDED

	JULY 12, 2003	JULY 13, 2002	JULY 12, 2003	JULY 13, 2002

Basic Earnings Per Common Share:
Income from continuing operations	$13,774	$13,479	$27,427	$26,604

Basic weighted average shares outstanding	45,082	44,697	45,030	44,697

Basic earnings per common share	$0.31	$0.30	$0.61	$0.60

Diluted Earnings Per Common Share:
Income from continuing operations	$13,774	$13,479	$27,427	$26,604

Basic weighted average shares outstanding	45,082	44,697	45,030	44,697
Add: Shares of common stock assumed upon exercise of stock options	641	577	521	863
Add: Shares of common stock assumed upon contingent stock agreement	138	376	140	550

Diluted weighted average shares outstanding	45,861	45,650	45,691	46,110

Diluted earnings per common share	$0.30	$0.30	$0.60	$0.58

11. SEGMENT REPORTING

     On April 24, 2003, the company announced it had completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. Prior year data has been restated to reflect the segment reorganization.

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

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY EIGHT WEEKS ENDED

	JULY 12, 2003	JULY 13, 2002	JULY 12, 2003	JULY 13, 2002

SALES:
Flowers Bakeries	$261,031	$249,378	$599,046	$565,050
Flowers Specialty	76,162	68,567	172,699	149,053

	$337,193	$317,945	$771,745	$714,103

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,130	$10,126	$23,679	$23,618
Flowers Specialty	2,480	2,920	5,968	6,799
Unallocated corporate expenses	(121)	43	4	101

	$12,489	$13,089	$29,651	$30,518

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Flowers Bakeries	$25,137	$24,450	$51,378	$50,639
Flowers Specialty	4,575	2,824	8,035	4,224
Unallocated corporate expenses	(8,268)	(5,867)	(16,701)	(12,953)
Unallocated interest income, net	953	509	1,885	1,348

	$22,397	$21,916	$44,597	$43,258

12. ACQUISITION

     On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company, Inc. (“Bishop”) from Kellogg Company. Bishop has annual sales of approximately $30.0 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

13. SUBSEQUENT EVENTS

     Subsequent to the close of the second quarter, on July 30, 2003, the company issued a product recall of certain bread products due to the possibility that they contained small pieces of metal mesh screen. The product and other costs incurred related to the recall will be approximately $1.2 million and will be reflected in the company’s third quarter fiscal 2003 financial statements in materials, supplies, labor and other production costs. These costs do not include any potential legal claims, as the company does not anticipate any material impact from such possible claims.

     On August 20, 2003, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock to be paid on September 18, 2003 to shareholders of record on September 4, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the results of operations of the company for the twelve and twenty eight week periods ended July 12, 2003 and its financial condition should be read in conjunction with the company’s annual report on Form 10-K for the fiscal year ended December 28, 2002.

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

MATTERS AFFECTING ANALYSIS:

     On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

     On April 24, 2003, the company announced it had completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries' frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the twelve and twenty eight week periods ended July 12, 2003 and July 13, 2002, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY EIGHT WEEKS ENDED

	JULY 12, 2003	JULY 13, 2002	JULY 12, 2003	JULY 13, 2002

Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	50.90	51.60	50.86	51.79
Selling, marketing and administrative expenses	40.84	40.75	41.49	41.64
Depreciation and amortization	3.70	4.12	3.84	4.27
Interest income, net	0.28	0.16	0.24	0.19
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	6.64	6.89	5.78	6.06
Income tax expense	2.56	2.65	2.22	2.33
Discontinued operations	(6.86)	(2.34)	(5.50)	(2.64)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(3.23)
Net (loss) income	(2.77)	1.90	(1.94)	(2.14)

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 12, 2003 COMPARED TO TWELVE WEEKS ENDED JULY 13, 2002

     Sales. For the second quarter ended July 12, 2003, sales were $337.2 million, or 6.1% higher than sales in the comparable quarter of the prior year, which were $317.9 million.

     Flowers Bakeries’ sales for the second quarter of fiscal 2003 were $261.0 million, an increase of 4.7% from sales of $249.4 million reported for the second quarter of fiscal 2002. Flowers Bakeries had volume increases of 2.5% and pricing increases of 2.2% over the same period in the prior year. The acquisition of Ideal Baking Company, completed by the company during fiscal 2002, contributed 1.4% of the 2.5% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 67% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 6% over the same period in the prior year. This increase is primarily attributable to increased volume. Sales in the foodservice channel represent approximately 15% of Flowers Bakeries’ sales and were relatively flat as compared to the second quarter of fiscal 2002. Store branded retail sales represent approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 9% from the same period in the prior year. This increase was primarily a result of volume increases.

     Flowers Specialty’s sales for the second quarter of fiscal 2003 were $76.2 million, an increase of 11.1% from its sales of $68.6 million for the second quarter of fiscal 2002, primarily as a result of the acquisition of Bishop Baking Company in the first quarter of fiscal 2003. Sales to non-affiliated food companies under contract production arrangements, in-store bakeries and store branded retail sales represent approximately 40% of Flowers Specialty’s sales. These sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales in the foodservice channel represent approximately 36% of Flowers Specialty’s sales. These sales decreased approximately 3% from the same period in the prior year primarily due to decreased volume attributable to softness in the channel and a customer’s changing promotional products. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 11% of Flowers Specialty’s sales. These sales increased approximately 4% from the same period in the prior year primarily due to volume increases attributable to new business in convenience and club stores. Sales in the vending channel represent approximately 13% of Flowers Specialty’s sales. These sales increased approximately 16% from the same period in the prior year primarily as a result of volume increases attributable to an increased emphasis on gaining market share in this channel.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the second quarter of fiscal 2003 was $171.6 million, or 4.6% higher than gross margin reported in the same period of the prior year of $164.0 million. As a percent of sales, gross margin decreased to 50.9% for the second quarter of fiscal 2003, as compared to 51.6% for the second quarter of fiscal 2002.

     Flowers Bakeries’ gross margin decreased to 57.3% of sales for the second quarter of fiscal 2003, compared to 57.7% of sales for the second quarter of fiscal 2002. This decrease was primarily attributable to higher ingredient, labor and packaging costs.

     Flowers Specialty’s gross margin decreased to 30.1% of sales for the second quarter of fiscal 2003, compared to 31.2% of sales for the second quarter of fiscal 2002. The decrease in margin was primarily attributable to higher ingredient and labor costs.

     Selling, Marketing and Administrative Expenses. During the second quarter of fiscal 2003, selling, marketing and administrative expenses were $137.7 million, or 40.8% of sales, as compared to $129.5 million, or 40.8% of sales reported for the second quarter of fiscal 2002.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $114.4 million, or 43.8% of sales during the second quarter of fiscal 2003 as compared to $109.4 million, or 43.9% of sales during the second quarter of fiscal 2002.

     Flowers Specialty’s selling, marketing and administrative expenses were $15.9 million, or 20.8% of sales during the second quarter of fiscal 2003 as compared to $15.7 million, or 22.8% of sales during the second quarter of fiscal 2002. The decrease as a percent of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed above.

     Depreciation and Amortization. Depreciation and amortization expense was $12.5 million for the second quarter of fiscal 2003, a decrease of 4.6% from the same period in the prior year, which was $13.1 million.

     Flowers Bakeries’ depreciation and amortization expense for the second quarter of fiscal 2003 of $10.1 million remained relatively unchanged from the second quarter of fiscal 2002.

     Flowers Specialty’s depreciation and amortization expense for the second quarter of fiscal 2003 of $2.5 million remained relatively unchanged from the second quarter of fiscal 2002.

     Net Interest Income. For the second quarter of fiscal 2003, net interest income was $0.9 million, an increase of $0.4 million from the same period in the prior year, which was $0.5 million. The increase was primarily related to a decrease in interest expense as a result of a lower amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for the second quarter of fiscal 2003 was $22.4 million, an improvement of $0.5 million from the $21.9 million reported in the second quarter of fiscal 2002.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $0.7 million and $1.8 million, respectively. Contributing to the increase was an increase in interest income of $0.4 million. Partially offsetting these increases was an increase in unallocated corporate expenses of $2.4 million. The increase in unallocated corporate expenses was primarily attributable to expenses related to the sale of the Mrs. Smith’s Bakeries frozen dessert business that under accounting rules cannot be reported as part of discontinued operations. In addition, the company incurred system and consulting integration expenses related to maintaining a separate enterprise wide information system (SAP) for the Mrs. Smith’s Bakeries bread and roll business, which was retained by the company.

     Income Taxes. The income tax expense during the second quarter of fiscal 2003 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

     Discontinued Operations. The loss from discontinued operations for the second quarter of fiscal 2003 increased $15.7 million to $23.1 million as compared to $7.4 million for the second quarter of fiscal 2002. The increase was primarily attributable to the recording in the second quarter of fiscal 2003 of $14.8 million, net of tax, and $4.9 million, net of tax, in transaction costs and loss on the sale of assets, respectively, associated with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan.

TWENTY EIGHT WEEKS ENDED JULY 12, 2003 COMPARED TO TWENTY EIGHT WEEKS ENDED JULY 13, 2002

     Sales. For the twenty eight weeks ended July 12, 2003, sales were $771.7 million, or 8.1% higher than sales in the comparable quarter of the prior year, which were $714.1 million.

     Flowers Bakeries’ sales for the twenty eight weeks of fiscal 2003 were $599.0 million, an increase of 6.0% from sales of $565.1 million reported for the twenty eight weeks of fiscal 2002. Flowers Bakeries had volume increases of 4.0% and pricing increases of 2.0% over the same period in the prior year. The acquisition of Ideal Baking Company, completed by the company during fiscal 2002, contributed 1.4% of the 4.0% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 67% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 8% over the same period in the prior year. This increase is primarily attributable to increased volume. Sales in the foodservice channel represent approximately 15% of Flowers Bakeries’ sales and were relatively flat as compared to the twenty eight weeks of fiscal 2002. Store branded retail sales represent approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 8% from the same period in the prior year. This increase was primarily a result of volume increases.

     Flowers Specialty’s sales for the twenty eight weeks of fiscal 2003 were $172.7 million, an increase of 15.9% from its sales of $149.1 million for the first quarter of fiscal 2002, primarily as a result of the acquisition of Bishop Baking Company in the first quarter of fiscal 2003. Sales to non-affiliated food companies under contract production arrangements, in-store bakeries and store branded retail sales represent approximately 43% of Flowers Specialty’s sales. These sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales in the foodservice channel represent approximately 32% of Flowers Specialty’s sales. These sales decreased approximately 2% from the same period in the prior year primarily due to decreased volume attributable to a softness in the channel and a customer’s changing promotional products. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 11% of Flowers Specialty’s sales. These sales decreased approximately 2% from the same period in the prior year primarily due to volume decreases. Sales in the vending channel represent approximately 15% of Flowers Specialty’s sales. These sales increased approximately 25% from the same period in the prior year primarily as a result of volume increases attributable to an increased emphasis on gaining market share in this channel.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the twenty eight weeks of fiscal 2003 was $392.5 million, or 6.1% higher than gross margin reported in the same period of the prior year of $369.8 million. As a percent of sales, gross margin decreased to 50.9% for the twenty eight weeks of fiscal 2003, as compared to 51.8% for the twenty eight weeks of fiscal 2002.

     Flowers Bakeries’ gross margin decreased to 57.0% of sales for the twenty eight weeks of fiscal 2003, compared to 57.6% of sales for the twenty eight weeks of fiscal 2002. This decrease was primarily attributable to higher ingredient, labor and packaging costs. In addition the company incurred start-up costs at the Batesville, Arkansas facility acquired during the fourth quarter of fiscal 2002 in the Ideal acquisition.

     Flowers Specialty’s gross margin decreased to 30.2% of sales for the twenty eight weeks of fiscal 2003, compared to 31.2% of sales for the twenty eight weeks of fiscal 2002. The decrease in margin was primarily attributable to higher ingredient and labor costs.

     Selling, Marketing and Administrative Expenses. During the twenty eight weeks of fiscal 2003, selling, marketing and administrative expenses were $320.2 million, or 41.5% of sales, as compared to $297.4 million, or 41.6% of sales reported for the twenty eight weeks of fiscal 2002.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $266.3 million, or 44.5% of sales during the twenty eight weeks of fiscal 2003 as compared to $251.3 million, or 44.5% of sales during the twenty eight weeks of fiscal 2002.

     Flowers Specialty’s selling, marketing and administrative expenses were $38.2 million, or 22.1% of sales during the twenty eight weeks of fiscal 2003 as compared to $35.5 million, or 23.8% of sales during the twenty eight weeks of fiscal 2002. The decrease as a percent of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed above.

     Depreciation and Amortization. Depreciation and amortization expense was $29.7 million for the twenty eight weeks of fiscal 2003, a decrease of 2.8% from the same period in the prior year, which was $30.5 million.

     Flowers Bakeries’ depreciation and amortization expense for the twenty eight weeks of fiscal 2003 of $23.7 million remained relatively unchanged from the twenty eight weeks of fiscal 2002.

     Flowers Specialty’s depreciation and amortization expense for the twenty eight weeks of fiscal 2003 of $6.0 million remained relatively unchanged from the twenty eight weeks of fiscal 2002.

     Net Interest Income. For the twenty eight weeks of fiscal 2003, net interest income was $1.9 million, an increase of $0.6 million from the same period in the prior year, which was $1.3 million. The increase was primarily related to a decrease in interest expense as a result of a lower amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for the twenty eight weeks of fiscal 2003 was $44.6 million, an improvement of $1.3 million from the $43.3 million reported in the twenty eight weeks of fiscal 2002.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $0.7 million and $3.8 million, respectively. Contributing to the increase was an increase in interest income of $0.6 million. Partially offsetting these increases in continuing income was an increase in unallocated corporate expenses of $3.8 million. The increase in unallocated corporate expenses was primarily attributable to expenses related to the sale of the Mrs. Smith’s Bakeries frozen dessert business that under accounting rules cannot be reported as a part of discontinued operations. In addition, the company incurred system and consulting integration expenses related to maintaining a separate enterprise wide information system (SAP) for the Mrs. Smith’s Bakeries frozen bread and roll business retained by the company. In addition employee costs increased over the prior year.

     Income Taxes. The income tax expense during the twenty eight weeks of fiscal 2003 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

     Discontinued Operations. The loss from discontinued operations for the twenty eight weeks of fiscal 2003 increased $23.6 million to $42.4 million as compared to $18.8 million for the twenty eight weeks of fiscal 2002. The increase was primarily attributable to the recording of $18.4 million, net of tax, and $4.9 million, net of tax, in transaction costs and loss on the sale of assets, respectively, associated with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan during the twenty eight weeks ended July 12, 2003.

     Cumulative Effect of a Change in Accounting Principle. The company adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). As a result of the company’s adoption of this statement, Mrs. Smith’s Bakeries recorded a transitional impairment of $23.1 million, net of tax of $1.8 million as of December 30, 2001.

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

     Flowers Foods’ cash and cash equivalents decreased to $36.4 million at July 12, 2003 from $69.8 million at December 28, 2002. The decrease resulted from $253.4 million disbursed for financing activities, partially offset by $28.1 million and $191.8 million provided by operating activities and investing activities, respectively.

     Net cash of $28.1 million provided by operating activities consisted primarily of $15.0 million in net loss, adjusted for certain non-cash items of $56.0 million. These positive items were partially offset by cash disbursed for working capital and other activities of $12.9 million. The net cash disbursed for working capital and other activities was primarily a result of the payment of a legal settlement of $9.0 million as discussed in Part II, Item 1. Legal Proceedings. In addition there was a decrease in facility closing cost reserves of $6.5 million primarily attributable to the payoff of the equipment lease accrued for as part of the closing of the company’s Pottstown, Pennsylvania production facility in fiscal 1997. Partially offsetting these disbursements of cash was an increase in accounts payable and other accrued liabilities of $11.1 million. This increase was primarily attributable to increased liabilities related to employee costs.

     Net cash provided by investing activities during the twenty eight weeks ended July 12, 2003 of $191.8 million consisted primarily of proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business of $231.6 million offset by capital expenditures of $24.2 million and the purchase of Bishop Baking Company in Cleveland, Tennessee for $14.5 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $17.4 million and $5.7 million, respectively.

     Net cash disbursed for financing activities of $253.4 million consisted of payments on debt and capital lease obligations of $243.7 million and dividends paid of $6.1 million. In addition, the company paid $5.3 million in termination fees of derivative instruments. The debt and capital lease payments were made with a combination of cash on hand and proceeds from the sale of Mrs. Smith’s Bakeries frozen dessert business to Schwan.

     As of December 28, 2002, the company was not in compliance with certain restrictive financial covenants under the credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and make acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the credit agreement and believes that, given its current cash position, its cash flow from operating activities and its available credit facilities, it can comply with the current terms of its credit facilities and can meet presently foreseeable financial requirements. Pursuant to the amendment to the company’s credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the credit facility was $0.0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. Approximately $4.3 million of the leases paid off were previously accrued for in the fiscal 1997 Pottstown, Pennsylvania plant closing reserve. As such, debt of $6.6 million, primarily related to the acquisition of Ideal Baking, remains outstanding at July 12, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.

     Interest expense related to the debt required to be repaid of $5.7 million and $10.5 million, was included in discontinued operations in the twenty eight weeks ended July 12, 2003 and July 13, 2002, respectively.

     The company’s credit rating by Standard and Poor’s as of July 12, 2003 was BBB-. The company’s credit rating by Fitch Ratings as of July 12, 2003 was BBB-. The company’s credit rating by Moody’s Investor Service as of July 12, 2003 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could effect future credit availability.

     On May 30, 2003, the Board of Directors declared a dividend of $.10 per share (post stock split discussed above) on the company’s common stock to be paid on June 27, 2003 to shareholders of record on June 13, 2003. Dividends of $6.1 million have been paid during the twenty eight weeks ended July 12, 2003.

     The company’s strategy for use of excess cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate.

     During the third quarter of fiscal 2003, the company anticipates making a voluntary cash contribution to its defined benefit pension plan of approximately $10.0 million to $12.0 million. The contribution will be funded from the company’s internally generated funds and is tax deductible. Although these contributions are not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this is an appropriate time in which to make the contributions in order to reduce the impact of future contributions. The company expects to make future contributions to the pension plan and the level of such contributions will be based upon market performance of the plan assets, interest rate changes and any pertinent changes in government regulations. The company believes that, given its available cash on hand and expected future cash flows, this contribution and any future contributions to the pension plan will not have an adverse effect on the company’s strategic plans for the use of its cash.

NEW ACCOUNTING PRONOUNCEMENTS:

     Asset Retirement. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS “) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not have a material effect on the company’s results of operations or financial position.

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

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement (see Note 2). The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the eighteen month indemnification period. No other guarantees or indemnification agreements have been entered into by the company through July 12, 2003.

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

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The company is currently assessing the impact of this statement and does not anticipate any material changes to its financial statements.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At July 12, 2003, the fair market value of the company’s commodity derivative portfolio was $(2.0) million. Of this fair value, an immaterial amount is based on quoted market prices and $(2.0) million is based on models and other valuation methods. Additionally, of this fair value, $(1.3) million and $(0.7) million relate to instruments that will be utilized in fiscal 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of July 12, 2003, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $3.0 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any loss in fair value of the portfolio would be substantially offset by reductions in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At July 12, 2003, the fair market value of the company’s interest rate swaps was a liability of $(0.1) million. The fair value of the swap is based on a valuation model using quoted market prices. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase or decrease in interest rates, the fair value of the company’s interest rate swap agreement at July 12, 2003, with a total notional amount of $14.9 million, would increase or decrease by an immaterial amount.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss in the first quarter of fiscal 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company’s Annual Meeting of Shareholders was held on May 30, 2003 in Thomasville, Georgia for the following purposes and with the following voting results:

(1)     To elect three (3) member of the board of directors to serve for a term of three years:

	For	Withheld	Broker Non-Votes

Joe E. Beverly	18,868,116	7,348,180	—
Amos R. McMullian	18,459,458	7,756,838	—
J.V. Shields, Jr.	21,647,607	4,568,689	—

(2)     To vote on a shareholder proposal regarding the company’s shareholder rights plan:

For	10,753,390
Against	11,980,921
Abstain	101,230
Broker Non-Votes	3,380,755

(3)     To consider and take action upon the ratification of the selection of PricewaterhouseCoopers LLP to serve as the independent public accountants for Flowers Foods for the fiscal year ending January 3, 2004:

For	18,658,535
Against	4,494,335
Abstain	3,063,426
Broker Non-Votes	0

     All director-nominees received a plurality of votes cast in the election of directors and were elected to Class II to serve until 2006. Proposal 2 failed to received a majority of votes cast and did not pass. Proposal 3 received a majority of votes cast and passed.

ITEM 5. OTHER INFORMATION

     On August 20, 2003, the company announced that consistent with its management succession plan established by the Board of Directors three years ago, George E. Deese, currently President and Chief Operating Officer, has been elected President and Chief Executive Officer effective January 4, 2004, the beginning of the company’s next fiscal year. Amos R. McMullian, 66, will retire as Chief Executive Officer at the close of fiscal year 2003. McMullian will serve as non-executive Chairman of the Board and will continue to be involved in the strategic direction of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

     A Form 8-K was filed by the company on May 22, 2003 under Item 7 and Item 9, attaching the company’s press release, dated May 15, 2003, which announced the company’s results of operations and financial condition for the 16 weeks ended April 19, 2003 and a transcript of a conference call discussing the company’s first quarter results.

     A Form 8-K was filed by the company on May 9, 2003 under Item 2 and Item 7 in connection with the completion of the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen desert business to The Schwan Food Company. An unaudited pro forma condensed consolidated balance sheet as of December 28, 2002 and unaudited pro forma condensed consolidated income statements for the 52 weeks ended December 28, 2002, December 29, 2001 and December 30, 2000 were included with the Report.

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

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: August 26, 2003

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit

2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers

Exhibit
No.	Name of Exhibit

Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5-	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.8-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.9-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.10-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.11	First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the

Exhibit
No.	Name of Exhibit

Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.12	Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.13	Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (fna Bankers Trust Company), as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.14	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

*21	Subsidiaries of Flowers Foods, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Period Ended July 12, 2003.

*	Filed herewith