Form 10-Q/A
period 2003-07-12
FLOWERS FOODS INC
filed 2003-09-12
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Explanatory Note:

      Flowers Foods, Inc. (the “company”) is filing this Form 10-Q/A solely to correct certain amounts in Part I, Item 1 (Financial Statements) of its Form 10-Q for the period ended July 12, 2003 filed with the Securities and Exchange Commission on August 26, 2003. Specifically this amendment corrects the following classification errors that resulted from the incorrect summarization of the costs and accumulated depreciation of certain assets within the property, plant and equipment category of the condensed consolidated balance sheet as of July 12, 2003 during the consolidation process. These classification errors were limited to the property, plant and equipment category.

	Amount as Previously	Corrected Amount as
	Reported in the	Reported in this
	Company’s Form 10-Q	Amendment to the
	filed August 26, 2003	Company’s Form 10-Q

Property, Plant and Equipment:
Land	$86,990	$33,300
Buildings	178,340	204,676
Machinery and equipment	447,369	518,383
Furniture, fixtures and transportation equipment	41,866	43,286
Construction in Progress	15,812	22,374

	770,377	822,019
Less accumulated depreciation	(341,990)	(393,632)

	$428,387	$428,387

      This amendment has no effect on the net amount of property, plant and equipment or any other balance sheet items, or the company’s condensed consolidated statements of income or cash flows. This amendment amends only the specified items in the Form 10-Q and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER

PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheet as of July 12, 2003 (Restated) and December 28, 2002	3
Condensed Consolidated Statement of Income for the Twelve and Twenty Eight Weeks Ended July 12, 2003 and July 13, 2002	4
Condensed Consolidated Statement of Cash Flows for the Twenty Eight Weeks Ended July 12, 2003 and July 13, 2002	5
Notes to Condensed Consolidated Financial Statements	6
PART II. Other Information
Item 6. Exhibits	15
SIGNATURES	16

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands except share data)
(Unaudited)

	JULY 12, 2003 (Restated)	DECEMBER 28, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$36,351	$69,826

Accounts and notes receivable, net of allowances of $2,454 and $1,475, respectively	104,144	104,121

Inventories, net:
Raw materials	9,743	7,872
Packaging materials	7,725	7,806
Finished goods	13,846	14,311

	31,314	29,989

Spare parts and supplies	19,496	19,840

Assets held for sale	15,957	18,563

Assets to be disposed of – discontinued operations	—	243,061

Deferred taxes	8,585	—

Other	20,066	10,009

	235,913	495,409

Property, Plant and Equipment:
Land	33,300	33,073
Buildings	204,676	200,713
Machinery and equipment	518,383	509,879
Furniture, fixtures and transportation equipment	43,286	43,689
Construction in progress	22,374	12,174

	822,019	799,528
Less: accumulated depreciation	(393,632)	(363,403)

	428,387	436,125

Notes Receivable	72,605	71,599

Deferred Taxes	15,712	22,267

Other Assets	4,354	10,225

Goodwill, net	63,482	54,249

Other Intangible Assets, net	7,857	6,506

	$828,310	$1,096,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,528	$27,231
Accounts payable	86,668	82,827
Facility closing costs and severance	2,123	4,516
Liabilities related to assets to be disposed of – discontinued operations	—	2,553
Other accrued liabilities	71,928	89,151

	162,247	206,278

Long-Term Debt and Capital Leases	5,095	223,133

Other Liabilities:
Facility closing costs and severance	3,225	7,337
Postretirement/postemployment obligations	60,605	54,486
Other	18,701	12,150

	82,531	73,973

Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued Preferred stock-$.01 par value, 900,000 authorized and none issued Common stock-$.01 par value, 100,000,000 authorized 45,185,121 and 29,985,375 shares issued	452	300
Treasury stock	(283)	—
Capital in excess of par value	486,834	483,142
Retained earnings	110,325	131,388
Accumulated other comprehensive loss	(18,891)	(21,834)

	578,437	592,996

	$828,310	$1,096,380

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

14. RESTATEMENT OF THE CONDENSED CONSOLIDATED BALANCE SHEET AS OF JULY 12, 2003

      The company is filing this Form 10-Q/A solely to correct certain amounts in Part I, Item 1 (Financial Statements) of its Form 10-Q for the period ended July 12, 2003 filed with the Securities and Exchange Commission on August 26, 2003. Specifically this amendment corrects the following classification errors that resulted from the incorrect summarization of the costs and accumulated depreciation of certain assets within the property, plant and equipment category of the condensed consolidated balance sheet as of July 12, 2003 during the consolidation process. These classification errors were limited to the property, plant and equipment category.

	Amount as Previously	Corrected Amount as
	Reported in the	Reported in this
	Company’s Form 10-Q	Amendment to the
	filed August 26, 2003	Company’s Form 10-Q

Property, Plant and Equipment:
Land	$86,990	$33,300
Buildings	178,340	204,676
Machinery and equipment	447,369	518,383
Furniture, fixtures and transportation equipment	41,866	43,286
Construction in Progress	15,812	22,374

	770,377	822,019
Less accumulated depreciation	(341,990)	(393,632)

	$428,387	$428,387

      This amendment has no effect on the net amount of property, plant and equipment or any other balance sheet items, or the company’s condensed consolidated statements of income or cash flows. This amendment amends only the specified items in the Form 10-Q and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: September 12, 2003

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer.

*	Filed herewith