Form 10-Q
period 2003-10-04
FLOWERS FOODS INC
filed 2003-11-18
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 14, 2003

Common Stock, $.01 par value with Preferred Share Purchase Rights	44,930,170

FLOWERS FOODS, INC.

INDEX

PAGE
NUMBER

PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of October 4, 2003 and December 28, 2002	3
Condensed Consolidated Statements of Income for the Twelve and Forty Weeks Ended October 4, 2003 and October 5, 2002	4
Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended October 4, 2003 and October 5, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. Other Information
Item 1. Legal Proceedings	25
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURES	26

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	OCTOBER 4, 2003	DECEMBER 28, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,788	$69,826

Accounts and notes receivable, net of allowances of $3,104 and $1,475, respectively	96,412	104,121

Inventories, net:
Raw materials	9,102	7,872
Packaging materials	7,749	7,806
Finished goods	18,110	14,311

	34,961	29,989

Spare parts and supplies	20,221	19,840

Assets held for sale	16,103	18,563

Assets to be disposed of – discontinued operations	—	243,061

Deferred taxes	9,537	—

Other	19,809	10,009

	243,831	495,409

Property, Plant and Equipment:
Land	34,115	33,073
Buildings	207,092	200,713
Machinery and equipment	518,373	509,879
Furniture, fixtures and transportation equipment	43,286	43,689
Construction in progress	26,726	12,174

	829,592	799,528
Less: accumulated depreciation	(406,080)	(363,403)

	423,512	436,125

Notes Receivable	72,466	71,599

Deferred Taxes	5,526	22,267

Other Assets	4,258	10,225

Goodwill, net	63,482	54,249

Other Intangible Assets, net	7,675	6,506

	$820,750	$1,096,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,475	$27,231
Accounts payable	84,611	82,827
Facility closing costs and severance	1,579	4,516
Liabilities related to assets to be disposed of – discontinued operations	—	2,553
Other accrued liabilities	68,868	89,151

	156,533	206,278

Long-Term Debt and Capital Leases	4,975	223,133

Other Liabilities:
Facility closing costs and severance	3,225	7,337
Postretirement/postemployment obligations	52,201	54,486
Other	20,919	12,150

	76,345	73,973

Shareholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued
Preferred stock-$.01 par value, 900,000 authorized and none issued
Common stock-$.01 par value, 100,000,000 authorized 45,185,121 and 29,985,375 shares issued	452	300
Treasury stock	(5,686)	—
Capital in excess of par value	486,834	483,142
Retained earnings	118,269	131,388
Accumulated other comprehensive loss	(16,972)	(21,834)

	582,897	592,996

	$820,750	$1,096,380

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 4, 2003	OCTOBER 5, 2002	OCTOBER 4, 2003	OCTOBER 5, 2002

Sales	$333,175	$311,042	$1,104,920	$1,025,145
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	167,383	152,732	546,585	497,024
Selling, marketing and administrative expenses	133,389	127,675	453,569	425,058
Depreciation and amortization	12,607	13,313	42,258	43,831

Income from continuing operations before interest, income taxes and cumulative effect of a change in accounting principle	19,796	17,322	62,508	59,232

Interest income	1,294	1,298	4,315	4,330
Interest expense	(411)	(620)	(1,547)	(2,304)

Interest income, net	883	678	2,768	2,026

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	20,679	18,000	65,276	61,258
Income tax expense	7,961	6,930	25,131	23,584

Income from continuing operations before cumulative effect of a change in accounting principle	12,718	11,070	40,145	37,674
Discontinued operations, net of tax	(259)	(2,867)	(42,690)	(21,699)

Income (loss) before cumulative effect of a change in accounting principle	12,459	8,203	(2,545)	15,975
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(23,078)

Net income (loss)	$12,459	$8,203	$(2,545)	$(7,103)

Net Income (Loss) Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.28	$0.25	$0.89	$0.84
Discontinued operations, net of tax	—	(0.07)	(0.95)	(0.48)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.52)

Net income (loss) per share	$0.28	$0.18	$(0.06)	$(0.16)

Weighted average shares outstanding	45,051	44,697	45,025	44,697
Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.28	$0.24	$0.88	$0.82
Discontinued operations, net of tax	(0.01)	(0.06)	(0.94)	(0.47)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.50)

Net income (loss) per share	$0.27	$0.18	$(0.06)	$(0.15)

Weighted average shares outstanding	45,896	45,327	45,741	45,869
Cash dividends paid per common share	$0.1000	$0.0000	$0.2300	$0.0000

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED

	OCTOBER 4, 2003	OCTOBER 5, 2002

CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net loss	$(2,545)	$(7,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	18,145	12,857
Goodwill impairment	—	23,078
Stock appreciation rights	5,716	367
Depreciation and amortization	42,258	43,831
Deferred income taxes	6,501	11,147
Provision for inventory obsolescence	1,018	2,667
Allowances for accounts receivable	3,894	2,599
Other	350	—
Payment of legal settlement	(9,000)	—
Changes in assets and liabilities:
Accounts and notes receivable, net	3,910	(27,193)
Inventories, net	(5,875)	(33,117)
Other assets	(6,239)	(3,785)
Accounts payable and other accrued liabilities	(5,384)	22,620
Facility closing costs and severance	(7,049)	(2,094)

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,700	45,874

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,073)	(39,495)
(Purchase of) proceeds from notes receivable	(962)	2,198
Acquisition of business, net of cash received	(14,534)	—
Proceeds from sale of Mrs. Smith’s Bakeries frozen dessert business	231,551	—
Other	440	768

NET CASH PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES	185,422	(36,529)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(10,579)	—
Exercise of stock options	1,695	—
Stock repurchases	(5,403)	—
Payment for termination of derivative instruments	(5,330)	—
Change in book overdraft	9,298	(1,618)
Debt and capital lease obligation payments	(243,841)	(14,465)

NET CASH (DISBURSED FOR) FINANCING ACTIVITIES:	(254,160)	(16,083)

Net decrease in cash and cash equivalents	(23,038)	(6,738)
Cash and cash equivalents at beginning of period	69,826	12,280

Cash and cash equivalents at end of period	$46,788	$5,542

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 4, 2003 and December 28, 2002, the results of operations for the twelve and forty week periods ended October 4, 2003 and October 5, 2002 and statement of cash flows for the forty week periods ended October 4, 2003 and October 5, 2002. The results of operations for the twelve and forty week periods ended October 4, 2003 and October 5, 2002 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets and goodwill and other intangibles, deferred tax asset valuation allowances and pension obligations. These policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

REPORTING PERIODS — Fiscal 2003 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2003 (sixteen weeks), second quarter ended July 12, 2003 (twelve weeks), third quarter ended October 4, 2003 (twelve weeks) and fourth quarter ending January 3, 2004 (thirteen weeks).

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting.

STOCK SPLIT — On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

SEGMENTS — On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries’ that was sold is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

SIGNIFICANT CUSTOMER — During the twelve weeks ended October 4, 2003, sales to the company’s largest customer, Wal-Mart/Sam's Club, represented 13.3% of the consolidated company’s sales with 12.2% attributable to Flowers Bakeries and 1.1% attributable to Flowers Specialty. During the twelve weeks ended October 5, 2002, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 11.5% of the consolidated company’s sales with 10.3% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty. During the forty weeks ended October 4, 2003, sales to the company’s largest customer, Wal-Mart/Sam's Club, represented 12.7% of the consolidated company’s sales with 11.5% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty. During the forty weeks ended October 5, 2002, sales to the company’s largest customer, Wal-Mart/Sam's Club, represented 10.8% of the consolidated company’s sales with 9.7% attributable to Flowers Bakeries and 1.1% attributable to Flowers Specialty.

2. DISCONTINUED OPERATIONS

     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for the twelve and forty weeks ended October 4, 2003 and October 5, 2002. Accordingly, the operations and certain transaction costs are included in “Discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. An analysis of this line item is as follows:

	For the Twelve Weeks Ended		For the Forty Weeks Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

	(amounts in thousands)
Operating loss	$(421)	$(248)	$(22,990)	$(20,350)
Financial advisor fees	—	—	(1,870)	—
Legal, accounting and other	—	—	(1,454)	—
Lease termination fees (see Note 7)	—	—	(4,281)	—
Interest (see Note 7)	—	(4,414)	(5,664)	(14,933)
Derivative activity (see Note 6)	—	—	543	—
Loss on sale of assets	—	—	(6,224)	—
Deferred financing costs	—	—	(4,191)	—
Derivative terminations (see Note 6)	—	—	(5,776)	—
Separation and severance payments	—	—	(4,962)	—
Computer license transfer fees	—	—	(1,214)	—
Indemnification insurance premium	—	—	(2,691)	—
Other	—	—	(546)	—

Pre-tax discontinued operations	$(421)	$(4,662)	$(61,320)	$(35,283)
Tax benefit	162	1,795	18,630	13,584

Discontinued operations, net of tax	$(259)	$(2,867)	$(42,690)	$(21,699)

     On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The fair value of the indemnification was determined to equal the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the 18 month indemnification period. The balance as of October 4, 2003 was $1.9 million.

     There were no revenues recorded for discontinued operations in the twelve weeks ended October 4, 2003. Revenue related to the discontinued operations of $78.8 million was included in the operating losses above for the twelve weeks ended October 5, 2002. Revenue related to the discontinued operations of $68.0 million and $206.6 million are included in the operating losses above for the forty weeks ended October 4, 2003 and October 5, 2002, respectively.

     Subject to the completion of the inventory valuation as contemplated by the agreement, which the company believes will not require a material adjustment, substantially all of the costs associated with the operation and sale of the Mrs. Smith’s Bakeries frozen dessert business have been reported.

     At December 28, 2002, “Assets to be disposed of — discontinued operations” and “Liabilities related to assets to be disposed of – discontinued operations” were comprised of (amounts in thousands):

December 28, 2002

Assets to be disposed of:
Inventory	$51,908
Spare parts	3,628
Prepaid assets	5,844
Property, plant and equipment	143,614
Intangible assets	38,067

$243,061

Liabilities related to assets to be disposed of:
Market access fee liability	$2,553

     On April 24, 2003, the company relieved “Assets to be disposed of - discontinued operations” and “Liabilities related to assets to be disposed of – discontinued operations” of $241.0 million with an offsetting entry to cash and loss on the sale of assets identified in “Discontinued operations, net of tax” in the Condensed Consolidated Statements of Income.

3. COMPREHENSIVE INCOME

     The company has other comprehensive income resulting from its accounting for derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $14.4 million and $10.1 million for the twelve weeks ended October 4, 2003 and October 5, 2002, respectively. Total comprehensive income (loss), determined as net loss adjusted by other comprehensive income, was $2.3 million and $(3.2) million for the forty weeks ended October 4, 2003 and October 5, 2002, respectively.

     During the forty weeks ended October 4, 2003, changes to accumulated other comprehensive income, net of tax, were as follows (amounts in thousands):

2003

Accumulated other comprehensive loss, December 28, 2002	$(21,834)
Derivative transactions:
Net deferred gains on closed contracts, net of tax of ($225)	(360)
Reclassified to earnings (materials, labor and other production costs), net of tax of $93	148
Reclassified to discontinued operations, net of tax of $2,035	3,251
Change in fair market value, net of tax of $1,160	1,823

Accumulated other comprehensive loss, October 4, 2003	$(16,972)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the forty weeks ended October 4, 2003 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total

Balance as of December 28, 2002	$53,362	$887	$54,249
Segment change (see Note 1)	(4,314)	4,314	—
Acquisition (see Note 13)	—	9,233	9,233

Balance as of October 4, 2003	$49,048	$14,434	$63,482

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

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks and non-compete agreements, for the forty weeks ended October 4, 2003 are as follows (amounts in thousands):

Flowers
Bakeries

Balance as of December 28, 2002	$6,506
Purchase accounting adjustment	1,850
Amortization expense	(681)

Balance as of October 4, 2003	$7,675

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

     Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement will result in the company reclassifying the $6.4 million ($4.0 million, net of tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004 Consolidated Financial Statements. SFAS 145 did not affect net income.

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement (see Note 2). The fair value was determined to equal the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the 18 month indemnification period. The balance as of October 4, 2003 was $1.9 million. No other guarantees or indemnifications covered by FIN 45 have been entered into by the company through October 4, 2003.

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

     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income (loss) and net income (loss) per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net income (loss), as reported	$12,459	$8,203	$(2,545)	$(7,103)
Deduct: Total additional stock- based employee compensation cost, net of tax, that would have been included in net income (loss) under fair value method	(913)	(486)	(2,008)	(1,644)

Pro forma net income (loss)	$11,546	$7,717	$(4,553)	$(8,747)

Basic net income (loss) per share
as reported	$0.28	$0.18	$(0.06)	$(0.16)
pro forma	$0.26	$0.17	$(0.10)	$(0.20)
Diluted net income (loss) per share
as reported	$0.27	$0.18	$(0.06)	$(0.15)
pro forma	$0.25	$0.17	$(0.10)	$(0.19)

     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. In October 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 in which an enterprise holds a variable interest that it acquired before February 1, 2003 and for which the public entity has not issued financial statements reporting the VIE in accordance with FIN 46. FIN 46 applies to public enterprises as of the end of the applicable interim or annual period. The company currently has an interest in one potential VIE. The assets and liabilities of this entity are not consolidated within the company’s consolidated financial statements. Flowers Bakeries maintains a transportation agreement with this entity, which represents a substantial majority of the entity’s revenue. We have not yet completed an analysis of whether this entity meets the definition of a VIE or whether we will be required to consolidate the entity.

     In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 is not applicable to any derivative instruments the company currently has, therefore this statement does not impact the company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the company’s financial statements.

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

     Of the $(0.3) million in accumulated other comprehensive income, approximately $0.2 million and $(0.7) million were related to instruments expiring in fiscal 2003 and 2004, respectively, and $0.2 million was related to deferred gains and losses on cash-flow hedge positions.

     As of October 4, 2003, the company’s hedge portfolio contained commodity derivatives with a fair value of $1.0 million, which is primarily recorded in other current assets and other long term assets. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 4, 2003 that do not qualify for hedge accounting under SFAS 133.

     In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its credit agreement dated March 26, 2001 to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, the announcement date of the pending sale of the Mrs. Smith’s Bakeries frozen dessert business, the company discontinued hedge accounting for these swaps, since the hedged debt and capital leases would be paid off and the swaps would be terminated at the close of the transaction. On April 24, 2003, at the close of the transaction, the interest rate swaps were terminated for cash, and the related balance in other accumulated comprehensive income of $3.3 million, net of tax of $2.0 million, was reclassified to discontinued operations.

     Additionally, on October 25, 2002, in conjunction with the acquisition of Ideal Baking Company, the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated cash-flow hedges of the outstanding borrowings of the company.

     The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swaps on October 4, 2003 was a liability of $.05 million which is recorded in other accrued liabilities. During the twelve and forty weeks ended October 4, 2003, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the forty weeks ended October 4, 2003, as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedging accounting was discontinued, and April 24, 2003, when the swaps were terminated. An immaterial amount was recorded to current continuing earnings during the forty weeks ended October 4, 2003.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at October 4, 2003 and December 28, 2002 (amounts in thousands):

	OCTOBER 4, 2003	DECEMBER 28, 2002

Senior secured credit facilities	$—	$180,258
Capital lease obligations	72	56,887
Other notes payable	6,378	13,219

	6,450	250,364
Less current maturities	1,475	27,231

Total long-term debt	$4,975	$223,133

     Subsequent to the close of the third quarter, on October 24, 2003, the company executed a new $150.0 million unsecured credit agreement. The new credit agreement is a three year revolving loan facility. Simultaneous with the execution of this agreement, the company terminated its $130.0 million secured credit agreement.

     At December 28, 2002, the company was not in compliance with certain restrictive financial covenants under its secured credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the secured credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The secured credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the secured credit agreement. Pursuant to an amendment to the company’s secured credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the secured credit facility was $0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of $6.5 million, primarily related to the acquisition of Ideal Baking, remains outstanding at October 4, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003 (see Note 2).

     Interest expense related to the debt and lease obligations required to be repaid of $5.7 million and $14.9 million for the forty weeks ended October 4, 2003 and October 5, 2002, respectively, was included in discontinued operations (see Note 2).

     Included in accounts payable in the condensed consolidated balance sheet are book overdrafts of $27.0 million and $17.7 million as of October 4, 2003 and December 28, 2002, respectively.

8. FACILITY CLOSING COSTS AND SEVERANCE

     The company has continuing obligations in connection with certain plant closings completed in the current and prior years. Activity with respect to these obligations is as follows (amounts in thousands):

	December 28, 2002	Adjustment	Spending	October 4, 2003

Noncancelable lease obligations and other facility closing costs	$10,195	$—	$(6,217)	$3,978
Severance	537	—	(537)	—
Other	1,121	(179)	(116)	826

Total	$11,853	$(179)	$(6,870)	$4,804

     On April 24, 2003, the company used a portion of the proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to extinguish the remaining $4.3 million equipment lease obligation associated with the closed facility in Pottstown, Pennsylvania. These lease payments had been accrued for at the plant closing in fiscal 1997. The payoff of the lease was recorded to the reserve in the second quarter of fiscal 2003 and is reflected in spending above.

     During the third quarter of fiscal 2003, the company made an adjustment of $0.2 million to the reserve established for the closing of the Pembroke facility. The adjustment was a result of more accurate information regarding worker’s compensation claims.

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

     The Securities and Exchange Commission (“SEC”) is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and intends to cooperate fully during the course of the investigation. The company currently believes that it is not the focus of this investigation. However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries’ operating loss for the first quarter of fiscal 2003.

10. EARNINGS PER SHARE

     On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

     The following table calculates basic earnings per common share and diluted earnings per common share at October 4, 2003 and October 5, 2002 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 4, 2003	OCTOBER 5, 2002	OCTOBER 4, 2003	OCTOBER 5, 2002

Basic Earnings Per Common Share:
Income from continuing operations	$12,718	$11,070	$40,145	$37,674

Basic weighted average shares outstanding	45,051	44,697	45,025	44,697

Basic earnings per common share	$0.28	$0.25	$0.89	$0.84

Diluted Earnings Per Common Share:
Income from continuing operations	$12,718	$11,070	$40,145	$37,674

Basic weighted average shares outstanding	45,051	44,697	45,025	44,697
Add: Shares of common stock assumed upon exercise of stock options	718	630	580	1,172
Add: Shares of common stock assumed upon contingent stock agreement	127	—	136	—

Diluted weighted average shares outstanding	45,896	45,327	45,741	45,869

Diluted earnings per common share	$0.28	$0.24	$0.88	$0.82

11. STOCK BASED COMPENSATION

Stock Incentive Plans

     The company has a stock incentive plan that authorizes the compensation committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock and performance units. Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”), the compensation committee is authorized to grant to eligible employees and non-employee directors up to 4,500,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally become exercisable four years from the date of grant and generally fully vest at that date or upon a change in control of the company. Non-employee director options generally become exercisable one year from the date of grant and vest at that time.

     During the third quarter of fiscal 2003, non qualified stock options (“NQSOs”) to purchase 1,425,450 shares of the company’s common stock were granted to eligible employees. Upon exercise the optionees are required to pay the market value of the underlying shares, determined as of the grant date, which was $21.02 on the grant date of July 16, 2003. As of October 4, 2003, there were 3,639,450 NQSOs outstanding.

Stock Appreciation Rights Plan

     The company periodically awards stock appreciation rights to certain key employees. These rights vest at the end of four years. The company is required to record compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights.

     The company recorded $1.9 million and $0.6 million in compensation expense during the twelve weeks ended October 4, 2003 and October 5, 2002, respectively. The company recorded $5.7 million and $0.4 million in compensation expense during the forty weeks ended October 4, 2003 and October 5, 2002, respectively.

12. SEGMENT REPORTING

     On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. Prior year data has been restated to reflect the segment reorganization.

     The segments are managed as strategic business units due to their distinct production processes and marketing strategies. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be unusual and not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 4, 2003	OCTOBER 5, 2002	OCTOBER 4, 2003	OCTOBER 5, 2002

SALES:
Flowers Bakeries	$257,282	$245,097	$856,328	$810,147
Flowers Specialty	75,893	65,945	248,592	214,998

	$333,175	$311,042	$1,104,920	$1,025,145

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,212	$10,257	$33,891	$33,875
Flowers Specialty	2,508	3,012	8,476	9,811
Unallocated corporate expenses	(113)	44	(109)	145

	$12,607	$13,313	$42,258	$43,831

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Flowers Bakeries	$20,768	$19,548	$72,146	$70,187
Flowers Specialty	5,679	3,265	13,714	7,489
Unallocated corporate expenses	(6,651)	(5,491)	(23,352)	(18,444)
Unallocated interest income, net	883	678	2,768	2,026

	$20,679	$18,000	$65,276	$61,258

13. ACQUISITION

     On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company, Inc. (“Bishop”) from Kellogg Company. Bishop has annual sales of approximately $30.0 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

14. PRODUCT RECALL

     On July 30, 2003, the company issued a product recall of certain bread products due to the possibility that they contained small pieces of metal mesh screen. The product and other costs incurred related to the recall totaled approximately $1.2 million, of which $1.0 million is reflected in materials, supplies, labor and other production costs and $0.2 million is reflected in selling, marketing and administrative expenses in the Condensed Consolidated Statements of Income for the twelve and forty weeks ended October 4, 2003. These costs do not include any potential legal claims, as the company does not anticipate any material impact from such possible claims.

15. SUBSEQUENT EVENTS

     On November 14, 2003, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock to be paid on December 12, 2003 to shareholders of record on November 28, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the results of operations of the company for the twelve and forty week periods ended October 4, 2003 and its financial condition as of October 4, 2003, should be read in conjunction with the company’s annual report on Form 10-K for the fiscal year ended December 28, 2002.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 28, 2002, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

MATTERS AFFECTING ANALYSIS:

     On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003 and new shares were issued on June 27, 2003. Earnings (loss) per common share have been restated for all periods presented giving retroactive effect to the stock split.

     On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information for them as separate segments. In most instances, administrative and division expenses have been allocated between the two segments based on cases of product sold. Management believes that the amounts are reasonable estimates of the costs that would have been incurred had the Mrs. Smith’s Bakeries’ frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 4, 2003 and October 5, 2002, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED

	OCTOBER 4, 2003	OCTOBER 5, 2002	OCTOBER 4, 2003	OCTOBER 5, 2002

Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	49.76	50.90	50.53	51.52
Selling, marketing and administrative expenses	40.04	41.05	41.05	41.46
Depreciation and amortization	3.78	4.28	3.82	4.28
Interest income, net	0.27	0.22	0.25	0.20
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	6.21	5.79	5.91	5.98
Income tax expense	2.39	2.23	2.27	2.30
Discontinued operations	(0.08)	(0.92)	(3.86)	(2.12)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.25)
Net income (loss)	3.74%	2.64%	(0.23)%	(0.69)%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 4, 2003 COMPARED TO TWELVE WEEKS ENDED OCTOBER 5, 2002

     Sales. For the third quarter ended October 4, 2003, sales were $333.2 million, or 7.1% higher than sales in the comparable quarter of the prior year, which were $311.0 million.

     Flowers Bakeries’ sales for the third quarter of fiscal 2003 were $257.3 million, an increase of 5.0% from sales of $245.1 million reported for the third quarter of fiscal 2002. Flowers Bakeries had volume increases of 4.4% and pricing increases of 0.6% over the same period in the prior year. The acquisition of Ideal Baking Company, completed by the company during fiscal 2002, contributed approximately one-third of the 4.4% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 68% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 6% over the same period in the prior year. This increase was primarily attributable to increased volume as a result of the introduction of Nature’s Own Healthline products. Sales in the foodservice channel represented approximately 15% of Flowers Bakeries’ sales and were up slightly as compared to the third quarter of fiscal 2002. Store branded retail sales represented approximately 13% of Flowers Bakeries’ sales. These sales increased approximately 5% from the same period in the prior year. This increase was primarily a result of volume increases.

     Flowers Specialty’s sales for the third quarter of fiscal 2003 increased 15.1% to $75.9 million from $65.9 million for the third quarter of fiscal 2002, primarily as a result of the acquisition of Bishop Baking Company in the first quarter of fiscal 2003. Sales to non-affiliated food companies under contract production arrangements, in-store bakeries and store branded retail sales represented approximately 39% of Flowers Specialty’s sales. These sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales in the foodservice channel represented approximately 34% of Flowers Specialty’s sales. These sales increased approximately 3.5% from the same period in the prior year primarily due to volume increases. Sales to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 13% of Flowers Specialty’s sales. These sales increased approximately 28% from the same period in the prior year primarily due to volume increases attributable to new business in convenience and club stores. Sales in the vending channel represented approximately 14% of Flowers Specialty’s sales. These sales increased approximately 11% from the same period in the prior year primarily as a result of volume increases attributable to an increased company emphasis on gaining market share in this channel.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the third quarter of fiscal 2003 was $165.8 million, or 4.7% higher than gross margin reported in the same period of the prior year of $158.3 million. As a percent of sales, gross margin decreased to 49.8% for the third quarter of fiscal 2003, as compared to 50.9% for the third quarter of fiscal 2002.

     Flowers Bakeries’ gross margin decreased to 56.0% of sales for the third quarter of fiscal 2003, compared to 56.9% of sales for the third quarter of fiscal 2002. This decrease was primarily attributable to higher ingredient, packaging and utilities costs.

     Flowers Specialty’s gross margin decreased to 29.2% of sales for the third quarter of fiscal 2003, compared to 30.4% of sales for the third quarter of fiscal 2002. The decrease in margin was primarily attributable to costs associated with a product recall and higher ingredient and labor costs. The product and other costs incurred related to the recall was approximately $1.2 million, of which $1.0 million is reflected in materials, supplies, labor and other production costs.

     Selling, Marketing and Administrative Expenses. During the third quarter of fiscal 2003, selling, marketing and administrative expenses were $133.4 million, or 40.0% of sales, as compared to $127.7 million, or 41.0% of sales reported for the third quarter of fiscal 2002.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $113.2 million, or 44.0% of sales during the third quarter of fiscal 2003 as compared to $109.8 million, or 44.8% of sales during the third quarter of fiscal 2002. The decrease as a percentage of sales was primarily due to increased sales and decreases in labor, repair and maintenance and bad debt expense, which offset increases in distributor discounts.

     Flowers Specialty’s selling, marketing and administrative expenses were $14.0 million, or 18.5% of sales during the third quarter of fiscal 2003, as compared to $13.8 million, or 20.9% of sales during the third quarter of fiscal 2002. The decrease as a percentage of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed herein.

     Depreciation and Amortization. Depreciation and amortization expense was $12.6 million for the third quarter of fiscal 2003, a decrease of 5.3% from the same period in the prior year, which was $13.3 million.

     Flowers Bakeries’ depreciation and amortization expense for the third quarter of fiscal 2003 of $10.2 million remained relatively unchanged from the third quarter of fiscal 2002.

     Flowers Specialty’s depreciation and amortization expense for the third quarter of fiscal 2003 of $2.5 million remained relatively unchanged from the third quarter of fiscal 2002.

     Net Interest Income. For the third quarter of fiscal 2003, net interest income was $0.9 million, an increase of $0.2 million from the same period in the prior year, which was $0.7 million. The increase was primarily related to a decrease in interest expense as a result of a lower amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for the third quarter of fiscal 2003 was $20.7 million, an improvement of $2.7 million from the $18.0 million reported in the third quarter of fiscal 2002.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $1.2 million and $2.4 million, respectively. Contributing to the increase was an increase in interest income of $0.2 million. Partially offsetting these increases was an increase in unallocated corporate expenses of $1.1 million. The increase in unallocated corporate expenses was primarily attributable to increased employee costs.

     Income Taxes. The income tax expense during the third quarter of fiscal 2003 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

     Discontinued Operations. The loss from discontinued operations for the third quarter of fiscal 2003 decreased $2.6 million to $0.3 million as compared to $ 2.9 million for the third quarter of fiscal 2002. The decrease was primarily attributable to the sale and wind down of the Mrs. Smith’s Bakeries dessert business completed in the second quarter of fiscal 2003.

FORTY WEEKS ENDED OCTOBER 4, 2003 COMPARED TO FORTY WEEKS ENDED OCTOBER 5, 2002

     Sales. For the forty weeks ended October 4, 2003, sales were $1,104.9 million, or 7.8% higher than sales in the comparable quarter of the prior year, which were $1,025.1 million.

     Flowers Bakeries’ sales for the forty weeks of fiscal 2003 were $856.3 million, an increase of 5.7% from sales of $810.1 million reported for the forty weeks of fiscal 2002. Flowers Bakeries had volume increases of 4.1% and pricing increases of 1.6% over the same period in the prior year. The acquisition of Ideal Baking Company, completed by the company during fiscal 2002, contributed approximately one-third of the 4.1% increase in volume. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 67% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 7% over the same period in the prior year. This increase was primarily attributable to increased volume associated with the introduction of Nature’s Own Healthline products. Sales in the foodservice channel represented approximately 15% of Flowers Bakeries’ sales and were relatively flat as compared to the forty weeks of fiscal 2002. Store branded retail sales represented approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 7% from the same period in the prior year, primarily as a result of volume increases.

     Flowers Specialty’s sales for the forty weeks of fiscal 2003 increased 15.6% to $248.6 million from $215.0 million for the forty weeks of fiscal 2002, primarily as a result of the acquisition of Bishop Baking Company in the first quarter of fiscal 2003. Sales to non-affiliated food companies under contract production arrangements, in-store bakeries and store branded retail sales represented approximately 41% of Flowers Specialty’s sales. These sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales in the foodservice channel represented approximately 33% of Flowers Specialty’s sales and were relatively flat as compared to the forty weeks of fiscal 2002. Branded sales distributed to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 11% of Flowers Specialty’s sales. These sales increased approximately 9% from the same period in the prior year primarily due to volume increases. Sales in the vending channel represented approximately 14% of Flowers Specialty’s sales. These sales increased approximately 21% from the same period in the prior year primarily as a result of volume increases attributable to an increased company emphasis on gaining market share in this channel.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks of fiscal 2003 was $558.3 million, or 5.7% higher than gross margin reported in the same period of the prior year of $528.1 million. As a percent of sales, gross margin decreased to 50.5% for the forty weeks of fiscal 2003, as compared to 51.5% for the forty weeks of fiscal 2002.

     Flowers Bakeries’ gross margin decreased to 56.7% of sales for the forty weeks of fiscal 2003, compared to 57.4% of sales for the forty weeks of fiscal 2002. This decrease was primarily attributable to higher ingredient, labor, packaging and utilities costs. In addition the company incurred start-up costs related to the Ideal Baking production facility which the company acquired during the fourth quarter of fiscal 2002.

     Flowers Specialty’s gross margin decreased to 29.9% of sales for the forty weeks of fiscal 2003, compared to 31.0% of sales for the forty weeks of fiscal 2002. The decrease in margin was primarily attributable to costs associated with a product recall and higher ingredient and labor costs. The product and other costs incurred related to the recall was approximately $1.2 million, of which $1.0 million is reflected in materials, supplies, labor and other production costs.

     Selling, Marketing and Administrative Expenses. During the forty weeks of fiscal 2003, selling, marketing and administrative expenses were $453.6 million, or 41.0% of sales, as compared to $425.1 million, or 41.5% of sales reported for the forty weeks of fiscal 2002.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the company’s independent distributors in its DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $379.5 million, or 44.3% of sales during the forty weeks of fiscal 2003 as compared to $361.1 million, or 44.6% of sales during the forty weeks of fiscal 2002. The decrease as a percentage of sales was primarily due to increased sales and decreases in labor, repair and maintenance and bad debt expense which more than offset increases in distributor discounts.

     Flowers Specialty’s selling, marketing and administrative expenses were $52.2 million, or 21.0% of sales during the forty weeks of fiscal 2003, as compared to $49.3 million, or 22.9% of sales during the forty weeks of fiscal 2002. The decrease as a percentage of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed herein.

     Depreciation and Amortization. Depreciation and amortization expense was $42.3 million for the forty weeks of fiscal 2003, a decrease of 3.6% from the same period in the prior year, which was $43.8 million.

     Flowers Bakeries’ depreciation and amortization expense for the forty weeks of fiscal 2003 of $33.9 million remained relatively unchanged from the forty weeks of fiscal 2002.

     Flowers Specialty’s depreciation and amortization expense for the forty weeks of fiscal 2003 of $8.5 million remained relatively unchanged from the forty weeks of fiscal 2002.

     Net Interest Income. For the forty weeks of fiscal 2003, net interest income was $2.8 million, an increase of $0.8 million from the same period in the prior year, which was $2.0 million. The increase was primarily related to a decrease in interest expense as a result of a lower amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for the forty weeks of fiscal 2003 was $65.3 million, an improvement of $4.0 million from the $61.3 million reported in the forty weeks of fiscal 2002.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $2.0 million and $6.2 million, respectively. Contributing to the increase was an increase in interest income of $0.8 million. Partially offsetting these increases in continuing income was an increase in unallocated corporate expenses of $4.9 million. The increase in unallocated corporate expenses was primarily attributable to expenses related to the sale of the Mrs. Smith’s Bakeries frozen dessert business that under accounting rules cannot be reported as a part of discontinued operations. In addition, the company incurred system and consulting integration expenses related to maintaining a separate enterprise wide information system for the Mrs. Smith’s Bakeries frozen bread and roll business retained by the company and employee costs increased over the prior year.

     Income Taxes. The income tax expense during the forty weeks of fiscal 2003 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

     Discontinued Operations. The loss from discontinued operations for the forty weeks of fiscal 2003 increased $21.0 million to $42.7 million as compared to $21.7 million for the forty weeks of fiscal 2002. The increase was primarily attributable to the recording of $18.4 million, net of tax, and $4.9 million, net of tax, in transaction costs and loss on the sale of assets, respectively, associated with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan during the forty weeks ended October 4, 2003.

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

Cash Flows

     Flowers Foods’ cash and cash equivalents decreased to $46.8 million at October 4, 2003 from $69.8 million at December 28, 2002. The decrease resulted from $254.2 million disbursed for financing activities, partially offset by $45.7 million and $185.4 million provided by operating activities and investing activities, respectively.

     Net cash of $45.7 million provided by operating activities during the forty weeks ended October 4, 2003 consisted primarily of $2.5 million in net loss, adjusted for certain non-cash items of $77.8 million. These positive items were partially offset by cash disbursed for working capital and other activities of $29.6 million. The net cash disbursed for working capital and other activities was primarily a result of the payment of a legal settlement of $9.0 million. In addition, there was a decrease in facility closing cost reserves of $7.0 million primarily attributable to the payoff of the equipment lease accrued for the closing of the company’s Pottstown, Pennsylvania production facility in fiscal 1997.

     Net cash provided by investing activities during the forty weeks ended October 4, 2003 of $185.4 million consisted primarily of proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business of $231.6 million offset by capital expenditures of $31.1 million and the purchase of Bishop Baking Company in Cleveland, Tennessee for $14.5 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $21.4 million and $8.3 million, respectively.

     Net cash disbursed for financing activities of $254.2 million during the forty weeks ended October 4, 2003 consisted of payments on debt and capital lease obligations of $243.8 million and dividends paid of $10.6 million. The debt and capital lease payments were made with a combination of cash on hand and proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan. In addition, the company paid $5.3 million in fees for the termination of derivative instruments and $5.4 million for the repurchase of the company’s common stock.

Credit Facilities

     Subsequent to the close of the third quarter, on October 24, 2003, the company executed a new $150.0 million unsecured credit agreement. The new credit agreement is a three year revolving loan facility. Simultaneous with the execution of this agreement, the company terminated its $130.0 million secured credit agreement.

     At December 28, 2002, the company was not in compliance with certain restrictive financial covenants under its secured credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the secured credit agreement, which among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the credit agreement. The secured credit agreement was also amended to allow for completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, an increase in the amount of dividends the company can pay, an increase in the company’s ability to repurchase its common stock and acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the secured credit agreement. Pursuant to an amendment to the company’s secured credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the secured credit facility was $0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of $6.5 million, primarily related to the acquisition of Ideal Baking, remains outstanding at October 4, 2003.

     In anticipation of the pending transactions, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.

     Interest expense related to the debt required to be repaid of $5.7 million and $14.9 million, was included in discontinued operations in the forty weeks ended October 4, 2003 and October 5, 2002, respectively.

     The company’s credit rating by Standard and Poor’s as of October 4, 2003 was BBB-. The company’s credit rating by Fitch Ratings as of October 4, 2003 was BBB-. The company’s credit rating by Moody’s Investor Service as of October 4, 2003 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could affect future credit availability.

Uses of Cash

     On August 20, 2003, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock that was paid on September 18, 2003 to shareholders of record on September 4, 2003. Dividends of $10.6 million have been paid during the forty weeks ended October 4, 2003.

     During the third quarter of fiscal 2003, the company made voluntary cash contributions to its defined benefit pension plan of $11.0 million. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contributions in order to reduce the impact of future contributions. The company expects to make future contributions to the pension plan and the level of such contributions will be based upon market performance of the plan assets, interest rate changes and any pertinent changes in government regulations. The company believes that, given its available cash on hand and expected future cash flows, these contributions and any future contributions to the pension plan will not have an adverse effect on the company’s strategic plans for the use of its cash.

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of October 4, 2003, 241,000 shares at a cost of $5.4 million have been purchased under this plan. All of these purchases occurred during the third quarter of fiscal 2003.

     The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate.

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

     Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement will result in the company reclassifying the $6.4 million ($4.0 million, net of tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004 Consolidated Financial Statements. SFAS 145 did not affect net income.

     Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 were effective for fiscal 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement (see Note 2). The fair value was determined to equal the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the eighteen month indemnification period. No other guarantees or indemnification agreements have been entered into by the company through October 4, 2003.

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

     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. In October 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 in which an enterprise holds a variable interest that it acquired before February 1, 2003 for which the public entity has not issued financial statements reporting the VIE in accordance with FIN 46. FIN 46 applies to public enterprises as of the end of the applicable interim or annual period. The company currently has an interest in one potential VIE. The assets and liabilities of this entity are not consolidated within the company’s consolidated financial statements. Flowers Bakeries maintains a transportation agreement with this entity, which represents a substantial majority of the entity’s revenue. We have not yet completed our analysis of whether this entity meets the definition of a VIE or whether we will be required to consolidate the entity.

     In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 is not applicable to any derivative instruments the company currently has, therefore this statement does not impact the company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the company’s financial statements.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 4, 2003, the fair market value of the company’s commodity derivative portfolio was $1.0 million. Of this fair value, $(0.6) million is based on quoted market prices and $1.6 million is based on models and other valuation methods. Additionally, of this fair value, $(0.3) million and $1.3 million relate to instruments that will be utilized in fiscal 2003 and 2004, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 4, 2003, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $3.3 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At October 4, 2003, the fair market value of the company’s interest rate swaps was a liability of $.05 million. The fair value of the swap is based on a valuation model using quoted market prices. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase or decrease in interest rates, the fair value of the company’s interest rate swap agreement at October 4, 2003, with a total notional amount of $.05 million, would increase or decrease by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

     The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms. As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective.

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

     The Securities and Exchange Commission (“SEC”) is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and intends to cooperate fully during the course of its investigation. The company currently believes that it is not the focus of this investigation. However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries’ operating loss for the first quarter of fiscal 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

(b)	Reports on Form 8-K.

A Form 8-K was filed by the company on August 21, 2003 under Item 5, attaching the company’s press release, dated August 20, 2003, which announced the election of George E. Deese, the current president and chief operating officer of the company, as president and chief executive officer effective January 4, 2004 and the retirement of Amos R. McMullian, the current chief executive officer of the company, at the end of the company’s fiscal 2003 year.

A Form 8-K was filed by the company on August 7, 2003 under Item 7 and Item 9, attaching the company’s press release, dated August 7, 2003, which announced the company’s results of operations and financial condition for the twelve and twenty eight weeks ended July 12, 2003.

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

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date:   November 18, 2003

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit

2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5-	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’

Exhibit
No.	Name of Exhibit

Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.8-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.9-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.10-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-6247).

10.11	First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.12	Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.13	Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (fna Bankers Trust Company), as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

10.14	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003).

*10.15	Credit Agreement, dated as of October 24, 2003, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperatieve Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent.

*21	Subsidiaries of Flowers Foods, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Amos R. McMullian, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Period Ended October 4, 2003.

* Filed herewith