Form 10-K
period 2004-01-03
FLOWERS FOODS INC
filed 2004-03-18
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(229) 226-9110

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 per share, together with Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)  Yes ☑  No ☐

     Based on the closing sales price on the New York Stock Exchange on July 11, 2003 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $883,910,580.

     On March 5, 2004, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 44,407,877.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be held June 4, 2004, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2004, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K REPORT

i

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

      Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results to differ materially from those projected are discussed in this report and may include, but are not limited to:

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

      The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company.

      We caution you not to place undue reliance on forward-looking statements, as they speak only as of the date made and are inherently uncertain. The company undertakes no obligation to publicly revise or update such statements, except as required by law. You are advised, however, to consult any further public disclosures by the company (such as in our filings with the SEC or in company press releases) on related subjects.

ii

PART I

Item 1.     Business

Corporate Information

      Flowers Foods, Inc. was incorporated in Georgia in October 2000. Prior to March 26, 2001, Flowers Foods was a wholly-owned subsidiary of Flowers Industries, Inc. (“FII”). On March 26, 2001, a wholly-owned subsidiary of Kellogg Company (“Kellogg”) merged with FII, which facilitated FII’s sale of its equity interest in Keebler Foods Company (“Keebler”) to Kellogg. Immediately prior to the merger, FII transferred its bakery operations, and certain other corporate assets and liabilities, to Flowers Foods and distributed all of the outstanding shares of Flowers Foods common stock to FII shareholders on March 26, 2001. Flowers Foods began trading on the New York Stock Exchange as an independent public company on March 28, 2001.

      As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of January 3, 2004.

Sale of the Mrs. Smith’s Bakeries Frozen Dessert Business

      On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the Mrs. Smith’s Bakeries frozen bread and roll business, which, along with the Birmingham, Alabama production facility that was formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment. Flowers Snack was renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”) in fiscal 2003.

      For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation for all periods presented. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

The Company

      Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Bakeries and Flowers Specialty.

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

      Flowers Bakeries focuses on the production and marketing of bakery products to customers in the super-regional seventeen state area in and surrounding the southeastern and southwestern United States. We have devoted significant resources to modernizing production facilities, improving our distribution capabilities and enhancing our information technology. Over the course of our history, we have acquired numerous local bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct store delivery (“DSD”) system. This system utilizes approximately 2,800 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue to enable these independent distributors to better serve new and existing customers, principally by using information technology to enhance the productivity and efficiency of our production facilities and our DSD system.

      Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Flowers Specialty’s facilities are state-of-the-art with high-speed equipment that allows us to be very competitive in the marketplace. Flowers Specialty’s products are distributed nationally and at retail outlets using Flowers Bakeries’ DSD system.

      We have a leading presence in each of the major product categories in which we compete. Our Flowers Bakeries’ brands have a leading share of fresh packaged branded sales measured in both dollars and units in the 22 major metropolitan markets we serve. Our major branded products include, among others, the following:

Flowers Bakeries Flowers Nature’s Own Cobblestone Mill BlueBird ButterKrust Mary Jane Evangeline Maid Ideal Mi Casa	Flowers Bakeries Regional Franchised Brands Sunbeam Roman Meal Bunny Holsum	Flowers Specialty Mrs. Freshley’s European Bakers Tesoritos

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

      With many Americans following a low-carbohydrate eating plan, either by using a specific program such as the Atkins or South Beach diet, or just by cutting back on sweets and starches, the grain-based food industry faces challenges in the content of its products. Although studies show that grain-based food products are necessary for a healthy diet, we have taken initiatives in the development of new products that appeal to individuals who are concerned with their carbohydrate intake. During fiscal 2003, Flowers Bakeries introduced a reduced carbohydrate product under its Nature’s Own Healthline line of products to meet the special dietary needs of our consumers. In March 2004, Flowers Specialty introduced several varieties of reduced carbohydrate buns, breads and rolls for distribution in the foodservice segment.

Non-Frozen Bakery Products

      Retail sales of bakery products continue to move to a variety of premium and specialty breads. Sales of bakery products to mass merchandisers continue to grow at a faster rate than traditional retail supermarket sales. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate Bakeries Corporation, Sara Lee

Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V. and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. We believe that the larger companies enjoy several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

      Consolidation has been a significant trend in the baking industry over the last several years. It continues to be driven by factors such as capital constraints on smaller companies that limit their ability to avoid technological obsolescence and to increase productivity or to develop new products, generational changes at family-owned businesses and the need to serve the consolidated retail customers and the foodservice channel. We believe that the consolidation trend in the baking, food retailing and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses and extend our super-regional presence.

Frozen Bakery Products

      Sales of frozen breads and rolls to foodservice institutions and other distribution channels, including restaurants and in-store bakeries, continue to grow at a faster rate than sales to retail channels. Primary competitors in the frozen breads and rolls market include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Ottenberg’s Bakers, Inc. and All Round Foods, Inc. in the foodservice market and King’s Hawaiian Bakery West, Inc., Hazelwood Farms Bakeries, Inc., Rich Products Corporation and Sara Lee Corporation in the in-store deli/bakeries market.

      The restaurant industry as a whole is forecasted to grow at 2% in 2004 (after adjustment for inflation), which would be the 13th consecutive year of real sales growth. According to the National Restaurant Association (“NRA”), full service restaurants, defined as those where customers order and are served while seated and pay after eating, will grow due to a rise in disposable income, demographics and tourism. According to NRA data, quick service restaurants, including fast-casual or quick casual, are projected to grow at a 1.5% real growth rate. The NRA predicts the number of restaurants in the United States will top 878,000 in 2004 and 1,000,000 by 2010. Restaurants’ share of the food dollar is 46.4%, but it is expected to be 53% by 2010. In 1955 the share was 25%.

Strategy

      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. Flowers Bakeries and Flowers Specialty each develop strategies based on the production, distribution and marketing requirements of their particular food categories. We employ the following five overall corporate strategies:

•	Strong Brand Recognition. We intend to capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to additional products and channels of distribution. Our Nature’s Own brand is the top-selling brand in the soft variety bread category. Many of our other white bread brands are category leaders in the geographical area where they are sold.

•	Efficient Production and Distribution Facilities. We intend to maintain a continuing level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Customer Service-Oriented Distribution. We intend to expand and refine our distribution systems to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers.

•	Broad Range of Products Sold Through Multiple Distribution Channels. We intend to continue to expand our product lines and distribution channels. Our product lines now include many varieties of fresh and frozen bakery products.

•	Strategic Acquisitions. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 115 acquisitions since 1967. We intend to pursue growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories.

Products

      We produce fresh packaged and frozen bakery products.

Flowers Bakeries

      We market our fresh packaged bakery products in the super-regional seventeen state area in and surrounding the southeastern and southwestern United States. Our soft variety and premium specialty breads are marketed throughout this entire area under our Nature’s Own and Cobblestone Mill brands. During fiscal 2003, we introduced Nature’s Own Healthline products, which include reduced carbohydrate, sugar-free, low sodium and high calcium fresh bakery products to meet the special dietary needs of our customers. Also introduced in 2003 was Nature’s Own Honey Seven Grain. We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Mary Jane, Evangeline Maid and Ideal. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 35% of the population. Flowers Bakeries’ branded products account for approximately 67% of its sales.

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

Flowers Specialty

      Flowers Specialty produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are high in quality and received the Gold Medal award for quality from the American Tasting Institute in 2003. Mrs. Freshley’s products are manufactured on a “bake to order” basis and are delivered throughout the United States. Flowers Specialty also produces pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also co-pack snack products under various private and branded labels for sale through the retail channel. Some of our co-pack customers are also our competitors.

      In fiscal 2003, Flowers Specialty introduced a full line of cake products to appeal to the growing Latino and Hispanic markets. The new products include Conchas, Donas, Mantecedas, Panque, Panquecitos, Panque con Nuez, Sorpresas, Esponjitas, Pastelitos con Crema and Roles de Canela con Pasas. These new products are distributed by Flowers Bakeries’ DSD system in supermarkets, convenience stores and other retail outlets in the Sun Belt states under the Mi Casa brand and nationally by Flowers Specialty to supermarkets, convenience stores and vending outlets under the Tesoritos brand.

      Flowers Specialty also produces and distributes a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in super market deli-bakeries. In March 2004, Flowers Specialty introduced several varieties of reduced carbohydrate buns, breads and rolls for distribution in the foodservice segment. Flowers

Specialty has the ability to provide its customers with a variety of products using both conventional and hearth baking technologies.

Production and Distribution

      We design our production facilities and distribution systems to meet the marketing and production demands of our major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows us to establish reciprocal baking or product transfer arrangements among our bakeries, we seek to remain a low cost producer and marketer of a full line of bakery products on a national and super-regional basis. In addition to the DSD system for our fresh baked products, we also use both owned and public warehouses and distribution centers in central locations for the distribution of certain of our Flowers Specialty products.

Extended Shelf Life

      The company reformulated certain products in fiscal 2002 to provide for an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness. We extended the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continued to use ESL in fiscal 2003 and expect to continue to do so in the future. Financial benefits of ESL have been recognized through reduced stale costs and reduced out-of-stock conditions. We have not, and do not intend to, reduce service days or the number of route territories used to service our customers as a result of ESL.

Flowers Bakeries

      We operate 26 fresh packaged bakery production facilities in ten states. Throughout our history, we have devoted significant resources to modernizing our production facilities and improving our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.

      In October 2003, we purchased property in Denton, Texas that we are converting into a bakery facility that will produce fresh baked foods primarily for the Dallas-Ft. Worth market. Renovation began in late fiscal 2003, and we expect the bakery to begin production in the summer of fiscal 2004.

      Distribution of fresh packaged bakery products involves determining appropriate order levels, delivery of the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also utilizes scan based trading, which allows us to track and monitor sales and inventories more effectively. The fresh packaged bakery industry relies on scan based trading to provide information that allows the company to produce and distribute products at high levels of efficiency.

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

      The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $1.2 million, $1.2 million and $1.3 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we utilize a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other bases. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. The company is currently in the process of upgrading the hand-held computer hardware in order to stay abreast of the latest technological advances in this area. This upgrade will improve our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer.

Flowers Specialty

      We operate four production facilities that produce packaged bakery snack products and three production facilities that produce frozen bread and rolls. We distribute our packaged bakery snack products from a centralized distribution facility located near Knoxville, Tennessee, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. After production, our frozen bread and rolls products are shipped to various outside freezer facilities for distribution to our customers.

      In fiscal 2003, the company acquired all the assets of Bishop Baking Company, Inc. (“Bishop”) from Kellogg. Bishop had annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items the company did not previously produce, are distributed nationwide.

Customers

      Our top 10 customers in fiscal 2003 accounted for 39.2% of sales. During fiscal 2003, our largest customer, Wal-Mart/Sam’s Club, represented 13.0% of the company’s sales.

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

Flowers Specialty

      Our packaged bakery snack products under the Mrs. Freshley’s and Tesoritos brands are sold primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. We also produce packaged bakery snack products for Flowers Bakeries’ DSD system under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants under our European Bakers brand and under private labels.

Marketing

      Our marketing and advertising campaigns are conducted through targeted television and radio advertising and printed media coupons. We also incorporate promotional tie-ins with other sponsors, on-package promotional offers and sweepstakes into our marketing efforts. Additionally, we focus our marketing and advertising campaigns on specific products throughout the year, such as hamburger and hotdog buns for Memorial Day, Independence Day and Labor Day.

Competition

Flowers Bakeries

      The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution and smaller regional and local bakeries. Primary national competitors include Interstate Bakeries Corporation, Sara Lee Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V., McKee Foods Corporation and Campbell Soup Company (Pepperidge Farm). We also face competition from private label brands produced by us and our competitors. Competition is based on product availability, product quality, brand loyalty, price, effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of the independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products and sales channels, limit the effects of such competition. Recent consolidation in the industry has further enhanced the ability of the larger firms to compete with small regional bakeries. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

Flowers Specialty

      Competitors for fresh packaged bakery snack products produced by Flowers Specialty include Interstate Bakeries Corporation (Hostess and Dolly Madison), McKee Foods Corporation (Little Debbie) and many regional companies who produce both branded and private label product. For the fresh bakery snack products produced by Flowers Specialty, competition is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price.

      Competitors of Flowers Specialty for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Ottenberg’s Bakers, Inc. and All Round Foods, Inc. in the foodservice market and King’s Hawaiian Bakery West, Inc., Hazelwood Farms Bakeries, Inc., Rich Products Corporation and Sara Lee Corporation in the in-store deli/bakeries market. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

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

Raw Materials

      Our primary baking ingredients are flour, sugar, shortening and dairy products. We also use paper products, such as corrugated cardboard and films and plastics to package our baked foods. In addition, we are dependent upon natural gas and propane as fuel for firing ovens. The independent distributors and third party shipping companies are dependent upon gasoline and diesel as fuel for distribution vehicles. We maintain diversified sources for all of our baking ingredients and packaging products.

      Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. From time to time, we enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials prices.

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

Employees

      We employ approximately 6,900 persons, approximately 540 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Trends, Risks and Uncertainties

      You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Competition could adversely impact operating results.

      The United States bakery industry is highly competitive. Competition is based on product availability, product quality, price, effective promotions and the ability to target changing consumer preferences. We experience price pressure from time to time as a result of our competitors’ promotional efforts. Increased competition could result in reduced sales, margins, profits and market share.

Our ability to execute our business strategy could affect our business.

      We employ various strategies to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. If we are unsuccessful in implementing or executing one or more of these strategies, our business could be adversely affected.

Risks associated with our customers.

      We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 39.2% of our sales during fiscal 2003. Our largest customer Wal-Mart/Sam’s Club accounted for 13.0% of our sales during this period. The loss of one of our large customers could adversely affect our business.

Increases in costs and/or shortages of raw materials, fuels and utilities could cause costs to increase.

      Commodities, such as our baking ingredients, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. In addition, we are dependent upon natural gas and propane for firing ovens. The independent distributors and third party shipping companies we use are dependent upon gasoline and diesel as fuel for distribution vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our operations and financial results.

Employee relations and increases in employee and employee-related costs could have adverse effects on our financial results.

      Pension, health care and workers’ compensation costs have been increasing and may continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plan based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There are no new participants in the company’s defined benefit plan as of December 31, 1998.

We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing.

      We rely on the success of our well recognized brand names. We intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. If we are not able to successfully maintain our brand recognition, our business could be adversely affected.

Inability to anticipate changes in consumer preferences may result in decreased demand for products.

      Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers. Consumer preferences change, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our financial and operating results to suffer.

Further consolidation in the food retail industry may adversely impact profitability.

      As supermarket chains continue to consolidate and as mass merchandisers gain market share, some of our large customers may seek more favorable terms for their purchases of our products. Sales to our large customers on terms less favorable than our current terms could have an adverse effect on our profitability.

Future product recalls or safety concerns could adversely impact business and financial results.

      We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products.

Government regulation could adversely impact operations.

      As a producer and marketer of food items we are subject to regulation by various federal, state and local government entities and agencies with respect to production processes, product quality, packaging, labeling, storage and distribution. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, future regulation by these agencies could become more stringent, which could have a material adverse effect on our operations and financial results.

Any business disruption due to political instability, armed hostilities or incidents of terrorism.

      If terrorist activity, armed conflict or political instability occurs in the U.S. or other locations, such events may disrupt manufacturing, labor and other aspects of our business. In the event of such incidents, our business could be adversely affected.

Our articles of incorporation, bylaws, and shareholders’ rights plan and Georgia law may inhibit a change in control that you may favor.

      Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

•	a staggered board of directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of the board of directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community.

      Our articles of incorporation also permit the board of directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a shareholders’ rights plan that will trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party that are not approved by the board of directors.

Executive Offices

      The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Executive Officers of Flowers Foods

      The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects all executive officers for one-year terms with the exception of the positions of President and Chief Operating Officer — Flowers Foods Bakeries Group and President and Chief Operating Officer — Flowers Foods Specialty Group, which are appointed by the President and Chief Executive Officer to hold office until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 58 President and Chief Executive Officer	Mr. Deese has been President and Chief Executive Officer of Flowers Foods since January 2004. Mr. Deese previously served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Prior to that, he served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Jimmy M. Woodward Age 43 Senior Vice President and Chief Financial Officer	Mr. Woodward has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2002. Mr. Woodward previously served as Vice President and Chief Financial Officer from November 2000 until September 2002. He also served as Vice President and Chief Financial Officer at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time.

Gene D. Lord Age 56 President and Chief Operating Officer — Flowers Foods Bakeries Group	Mr. Lord has been President and Chief Operating Officer of Flowers Foods Bakeries Group since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 48 President and Chief Operating Officer — Flowers Foods Specialty Group	Mr. Shiver has been President and Chief Operating Officer of Flowers Foods Specialty Group since April 2003. Mr. Shiver previously served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Stephen R. Avera Age 47 Secretary and General Counsel	Mr. Avera has been Secretary and General Counsel of Flowers Foods since February 2002. Mr. Avera previously served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Marta Jones Turner Age 50 Vice President of Communications and Investor Relations	Ms. Turner has been Vice President of Communications and Investor Relations of Flowers Foods since November 2000. Ms. Turner previously served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.

Other Available Information

      The company makes available free of charge through its Internet website (http://www.flowersfoods.com) under the heading “Investor Center” the company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC.

      The following corporate governance documents may be accessed free of charge through our website in the “Corporate Governance” section of the “Investor Center” tab or by sending a written request to Flowers Foods, Inc., 1919 Flowers Circle, Thomasville, GA 31757, Attention: Investor Relations.

•	Audit Committee Charter

•	Nominating/Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors

Item 2.     Properties

      The company currently has 33 production facilities, of which 31 are owned and two are leased, as indicated below. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

Flowers Bakeries
Opelika, Alabama	Lafayette, Louisiana
Tuscaloosa, Alabama	New Orleans, Louisiana
Batesville, Arkansas	Goldsboro, North Carolina
Ft. Smith, Arkansas	Jamestown, North Carolina
Pine Bluff, Arkansas	Morristown, Tennessee
Texarkana, Arkansas	El Paso, Texas
Bradenton, Florida	Houston, Texas
Jacksonville, Florida	San Antonio, Texas
Miami, Florida	Tyler, Texas
Atlanta, Georgia	Lynchburg, Virginia
Thomasville, Georgia	Norfolk, Virginia
Tucker, Georgia (Leased)	Bluefield, West Virginia
Villa Rica, Georgia
Baton Rouge, Louisiana
Flowers Specialty
Birmingham, Alabama	London, Kentucky
Montgomery, Alabama	Cleveland, Tennessee
Atlanta, Georgia	Crossville, Tennessee
Suwanee, Georgia (Leased)(1)

(1)	The Suwanee, Georgia facility was sold to Schwan as part of the divestiture of substantially all the assets of the Mrs. Smith’s Bakeries frozen dessert business in April 2003. We leased a portion of the Suwanee facility from Schwan where we currently produce frozen bread and roll products.

Item 3.     Legal Proceedings

      The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

      The SEC is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and intends to cooperate fully during the course of its investigation. The company currently believes that it is not the focus of this investigation. However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

      On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after income tax) against its results for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss for the first quarter of fiscal 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

      Shares of Flowers Foods common stock have been quoted on the New York Stock Exchange under the symbol “FLO” since March 28, 2001. The following table sets forth for the fiscal quarters indicated dividend information and the high and low closing sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2003			FY 2002

	Market Price		Dividend	Market Price		Dividend

Quarter	High	Low		High	Low

First	$19.62	$10.82	$0.03	$19.33	$14.83	$—
Second	21.61	18.18	0.10	17.67	13.45	—
Third	23.98	18.97	0.10	16.30	12.11	—
Fourth	27.35	22.78	0.10	16.59	11.17	0.03

      On May 30, 2003, the board of directors declared a 3 for 2 stock split of the company’s common stock in the form of a stock dividend. The record date for the split was June 13, 2003 and 15.1 million shares were issued on June 27, 2003. All references to number of shares (other than the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years ended December 30, 2000,

December 29, 2001 and December 28, 2002) or per share amounts herein, unless otherwise noted, reflect the 3 for 2 stock split on a retroactive basis.

      As of March 5, 2004, there were approximately 5,340 holders of record of our common stock.

Dividends

      The declaration and payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. Under the terms of our secured credit agreement that was terminated in October 2003, the maximum cash dividend permitted was equal to $12.5 million. The company entered into a new $150.0 million unsecured credit agreement in October 2003, and under the terms of the new credit agreement the company is permitted to pay annual dividends in an amount equal to the excess of the company’s tangible net worth over $450.0 million.

      On November 15, 2002 and on February 21, 2003, the Board of Directors declared common stock dividends of $0.03 per share, which were paid on December 3, 2002 and March 7, 2003, respectively. On May 30, 2003, August 20, 2003 and November 14, 2003, the Board of Directors declared common stock dividends of $0.10 per share, which were paid on June 27, 2003, September 15, 2003 and December 12, 2003, respectively.

Securities Authorized for Issuance Under Compensation Plans

      The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column(a))

	(a)	(b)	(c)

(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	3,627	$14.02	576
Equity compensation plans not approved by security holders	—	—	—

Total	3,627	$14.02	576

Issuer Purchases of Equity Securities

      On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2003 under the stock repurchase plan.

				Maximum
				Number of
				Shares
			Total	(or Units)
			Number of Shares	that May
		Average	(or Units)	Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plan	Plans or
Period	Purchased	(or Unit)	or Programs	Programs

	(Amounts in thousands, except price data)
October 5, 2003-November 1, 2003	—	—	—	7,259
November 2, 2003-November 29, 2003	81	$25.86	81	7,178
November 30, 2003-January 3, 2004	552	$26.55	552	6,626

Total	633	$26.46	633

Item 6.     Selected Financial Data

      The selected consolidated historical financial data presented below as of and for the fiscal years 2003, 2002, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	January 1, 2000

	(Amounts in thousands except per share data)
Statement of Income Data:
Sales	$1,452,995	$1,328,607	$1,299,490	$1,246,183	$1,179,989
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	52,804	43,485	9,018	(10,099)	(7,200)
(Loss) income from discontinued operations, net of income tax	(38,146)	(37,362)	(23,311)	15,144	14,494
Cumulative effect of a change in accounting principle, net of income tax(1)	—	(23,078)	—	—	—
Net income (loss)	$14,658	$(16,955)	$(14,293)	$5,045	$7,294
Income (loss) from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$1.15	$0.95	$0.20	$(0.22)	$(0.07)
Cash dividends per common share	$0.33	$0.03	$—	$1.16	$1.12
Balance Sheet Data:
Total assets(2)	$847,239	$1,102,502	$1,099,691	$1,562,646	$1,566,963
Long-term debt(3)	$9,866	$223,133	$242,057	$247,847	$303,955

(1)	Goodwill impairment charge resulting from adoption of SFAS 142 for the 52 weeks ended December 28, 2002.

(2)	Includes assets of discontinued operations relating to Mrs. Smith’s Bakeries’ frozen dessert business of $243.1 million, $298.3 million, $280.0 million and $304.9 million at December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Also includes net assets of discontinued operations relating to Keebler of $567.4 million and $496.7 million at December 30, 2000 and January 1, 2000, respectively. Assets sold in fiscal 2003 relating to Mrs. Smith’s Bakeries’ frozen dessert business were $243.4 million.

(3)	Excludes $540.0 million and $486.0 million at December 30, 2000 and January 1, 2000, respectively, of long-term debt paid by Kellogg in connection with the Keebler transaction as described in Note 1 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion should be read in conjunction with “Selected Financial Data” included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See “Forward-Looking Statements.”

General

      The company produces and markets fresh and frozen baked breads, rolls and snack foods. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to control overhead costs and maximize use of production capacity.

      On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries that was sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

      The principal elements comprising the company’s production costs are ingredients, packaging materials, labor and overhead. The major ingredients used in the production of the company’s products are flour, sugar, shortening and dairy products. The company also uses paper products, such as corrugated cardboard and plastic to package its products. The prices of these materials are subject to significant volatility. The company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.

      The company’s selling, marketing and administrative expenses are comprised mainly of distribution, logistics and advertising expenses. Distribution and logistics costs represent the largest component of the company’s cost structure, other than production costs, and are principally influenced by changes in sales volume. Additionally, the independent distributors receive a percentage of the wholesale price of sales to retailers and other customers. The company records these amounts as selling, marketing and administrative expenses.

      Depreciation and amortization expenses for the company are comprised of depreciation of property, plant and equipment and amortization of certain costs in excess of net tangible assets associated with acquisitions. The company does not allocate depreciation and amortization to cost of goods sold.

Critical Accounting Policies and Estimates

      The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	revenue recognition;

•	allowance for doubtful accounts;

•	derivative instruments;

•	valuation of long-lived assets, goodwill and other intangibles;

•	self-insurance reserves

•	deferred tax asset valuation allowance; and

•	pension obligations.

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

      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). During 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2003, the company recorded approximately $248.4 million in sales through PBS. The company estimates that by the end of fiscal 2004, it will have approximately $350.0 million in PBS sales. See Note 2 to Consolidated Financial Statements for additional information.

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

      Valuation of Long-Lived Assets, Goodwill and Other Intangibles. The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future.

      Self-Insurance Reserves. We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our results of operations and financial condition.

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

      Pension Obligations. The company records pension costs and the liabilities related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There are no new participants in the company’s defined benefit plan as participation was frozen as of December 31, 1998. The company’s fiscal 2003 pension expense was $11.1 million. The company expects its fiscal 2004 pension expense to be approximately $9.0 million. A quarter percentage point change in the discount rate would impact the company’s fiscal 2003 expense by approximately $0.7 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2003 pension expense by approximately $0.4 million on a pre-tax basis.

      The discount rate used by the company reflects rates at which pension benefits could be effectively settled. As permitted under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the company uses rates of return on high-quality fixed income investments, such as those included in the Moody’s Aa bond index, to select its discount rate.

      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 8.9% (net of investment expenses). The expected long-term rate of return assumption is based on a target asset allocation of 50-85% equity securities, 10-50% debt securities, 0-40% other diversifying strategies (includes, but not limited to, absolute return funds), 0-25% real estate, 0-15% cash and 0-5% other. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. The company includes an explicit investment management expense assumption in its calculation of annual pension cost. Therefore, the return on asset rate reflects long-term expected returns before investment expenses.

      The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future service of plan participants. The total unrealized loss as of the fiscal 2003 measurement date of September 30, 2003 for all of the pension plans the company sponsors was $54.1 million, an amount that did not exceed (i) or (ii) above. Therefore no amortization of unrealized losses was required during fiscal 2003. The total unrealized loss as of the fiscal 2002 measurement date of September 30, 2002 for all of the pension plans the company sponsors was $48.6 million. To the extent that this unrecognized loss is subsequently recognized due to plan asset performance that is below expectations or through actual experience that differs from the actuaries’ assumptions, then this loss will increase the company’s pension costs in the future.

      During fiscal 2003 and fiscal 2002, the company contributed $11.0 million and $6.2 million, respectively, to the defined benefit plan. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2003, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $5.1 million, net of income tax. Other balance sheet accounts impacted include deferred tax assets (increase of $3.2 million), unfunded pension liability (increase of $8.1 million), and an intangible asset related to unrecognized prior service costs (increase of $0.2 million). Future pension contributions will depend on market conditions. The company will make cash contributions of approximately $17.0 million during fiscal 2004 to the pension plan. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

      Reporting Periods. Fiscal 2003 consists of 53 weeks, while fiscal 2002 and fiscal 2001 each consists of 52 weeks.

      Sale of Mrs. Smith’s Bakeries’ Frozen Dessert Business in Fiscal 2003. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimates of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

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

      In fiscal 2001, a charge of $23.0 million was recorded to the company’s continuing operations and $5.0 million was charged to discontinued operations, as this amount related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, with a corresponding credit to capital in excess of par value, as a result of payments being settled from the proceeds of the spin-off and merger transaction.

      On March 26, 2001, the company completed a tender offer for the $200 million aggregate principal amount of 7.15% Debentures due 2028 (the “debentures”) and repurchased substantially all the debentures at a discount. Accordingly, in the first quarter of fiscal 2001, the company recorded a gain of $8.1 million, related to the early extinguishment of these debentures. The discount of $12.3 million was partially offset by $4.2 million in debt issuance costs.

      In December 2001, the company made a voluntary debt payment of $50.0 million that, in combination with contractually required debt reductions during fiscal 2001 of $10.8 million, resulted in a total permanent reduction of Term Loan A and Term Loan B borrowings of $58.0 million and $2.8 million, respectively, under the company’s former secured credit agreement. As a result of the voluntary debt payment, the company reduced its unamortized financing costs resulting in an early extinguishment of debt charge of $1.7 million, which was recorded in the fourth quarter of fiscal 2001. In April 2003, a portion of the proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan was used to pay off all amounts outstanding under Term Loan A and Term Loan B. On October 24, 2003, the company executed a new $150.0 million unsecured credit agreement. This credit agreement is a three year revolving loan facility. Simultaneous with the execution of this agreement, the company terminated its former $130.0 million secured credit agreement.

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

      Acquisitions. On December 30, 2002, the company acquired all the assets of Bishop Baking Company, Inc. (“Bishop”) from Kellogg Company. Bishop had annual sales of approximately $30 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

      On October 25, 2002, Flowers Bakeries acquired Ideal Baking Company, Inc. (“Ideal”) for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal operates approximately 75 sales routes from its Batesville, Arkansas bakery that serve customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

      In September 2001, Flowers Bakeries acquired The Kotarides Baking Company’s (“Kotarides”) business in the Norfolk, Virginia area and certain other assets. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supply fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries’ Norfolk, Virginia bakery operates the routes and produces and markets breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting.

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

      Adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If an asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles were also performed upon adoption of SFAS 142, with any recognized impairment loss reported as the cumulative effect of an accounting change at the date of adoption.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment, and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the impairment test measures the amount of the impairment loss as of the beginning of the fiscal year. The company recorded a goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of income tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle.

Information on Asset Impairment and Certain Other Charges

Fiscal 2002

      Asset Impairment Charge. In the fourth quarter of fiscal 2002, the company recorded a non-cash asset impairment charge of $26.5 million under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This charge consisted of $0.3 million at Flowers Bakeries, $24.4 million at Mrs. Smith’s Bakeries (included in the caption “Loss from discontinued operations, net of income tax” in the Consolidated Statements of Income) and $1.8 million at Flowers Specialty as described in the chart below.

		Mrs. Smith’s Bakeries	Flowers
	Flowers Bakeries	(Discontinued Operations)	Specialty	Total

	(Amounts in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This is historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144. The impairment of systems costs represents the net book value of certain enterprise-wide information system (“SAP”) costs that were determined to be impaired as a result of the fiscal 2002 internal operating segment reorganization previously discussed. In the fourth quarter of fiscal 2002, the company converted four former Mrs. Smith’s Bakeries production facilities from the SAP version used at Mrs. Smith’s Bakeries to the SAP version used at Flowers Bakeries. Fixed assets to be abandoned consist of certain machinery and equipment that the company has decided will no longer be used in production. As such, the impairment recorded represents the full net book value of those assets.

      Segment Reorganization Charge. As a result of the reorganization of segments previously discussed, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. The charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. During the fourth quarter of fiscal 2002, a $0.2 million reduction was recorded to this charge, as a result of lower than anticipated payments of contract termination fees. This charge was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and is therefore included in discontinued operations.

Fiscal 2001

      Legal Settlement Charge. On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and reasonable attorneys’ fees incurred by the plaintiff. The company recorded a $10.0 million charge ($6.2 million after income tax) in discontinued operations for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss for the first quarter of fiscal 2003.

      Mrs. Smith’s Bakeries’ Facility Closing Charge. During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded a charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to consolidate production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write-off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was completed in fiscal 2001. This charge was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and is therefore included in discontinued operations.

      Flowers Bakeries’ Restructuring Charge. During the second quarter of fiscal 2001, Flowers Bakeries recorded a charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of fiscal 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to consolidate production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was completed in fiscal 2001.

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

      In fiscal 2001 a charge of $23.0 million was recorded to the company’s continuing operations and $5.0 million was charged to discontinued operations, as this amount related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction.

Results of Operations

      The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3, 2004	December 28, 2002	December 29, 2001

Sales	100.00%	100.00%	100.00%
Gross margin	50.44	50.93	50.68
Selling, marketing, and administrative expenses	41.36	41.70	42.94
Depreciation and amortization	3.71	4.27	4.40
Net interest (income) expense	(0.54)	(0.52)	0.55
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	5.91	5.32	1.25
Net income (loss)	1.01	(1.28)	(1.10)

Fifty-Three Weeks Ended January 3, 2004 Compared to Fifty-Two Weeks Ended December 28, 2002

Consolidated and Segment Results

      Sales. For the fiscal year ended January 3, 2004, sales were $1,453.0 million, or 9.4% higher than sales in the prior year, which were $1,328.6 million.

      Flowers Bakeries’ sales for the fiscal year ended January 3, 2004, were $1,126.0 million, an increase of 7.2% from sales of $1,050.1 million reported for the prior year. This change was the result of both volume and price increases representing 6.3% and 0.9%, respectively. Of the 6.3% in volume increases, approximately one-third and approximately one-fifth were due to the additional week 53 sales and the Ideal acquisition, respectively. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 67% of Flowers Bakeries’ dollar sales. These sales, consisting primarily of the company’s Nature’s Own brand of soft variety breads and the Sunbeam brand of white bread, increased approximately 8% over the prior year. This increase was primarily attributable to increased volume associated with the introduction of Nature’s Own Healthline products. Sales in the foodservice channel represent approximately 15% of Flowers Bakeries’ sales. These sales increased approximately 3% over the prior year, primarily as a result of volume increases. Store branded retail sales represent approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 7% over the prior year, primarily as a result of volume increases.

      Flowers Specialty’s sales for the fiscal year ended January 3, 2004, were $327.0 million, an increase of 17.4% from sales of $278.5 million reported for the prior year. This change was the result of both volume and price increases representing 14.5% and 2.9%, respectively. Of the 14.5% increase in volume, approximately one-tenth and approximately three-fourths were due to the additional week 53 sales and the Bishop acquisition, respectively. Mrs. Freshley’s retail sales represent approximately 13% of Flowers Specialty’s sales. These sales increased approximately 30% from the prior year. Store branded retail sales and in-store bakery sales represent approximately 17% of Flowers Specialty’s sales. These sales increased approximately 22% from the prior year. Sales to customers who distribute in the vending channel represent approximately 16% of Flowers Specialty’s sales. These sales increased 19% from the prior year. Sales to non-affiliated food companies under contract production arrangements represent approximately 20% of Flowers Specialty’s sales. These sales increased approximately 18% over the prior year. All of the above sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales to the food service industry represent approximately 34% of Flowers Specialty’s sales. These sales increased approximately 10% over the prior year.

      Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the fiscal year ended January 3, 2004 was $732.8 million, or 8.3% higher than gross margin reported for the prior year of $676.7 million. As a percent of sales, gross margin decreased to 50.4% from 50.9% reported for the fiscal year ended December 28, 2002.

      Flowers Bakeries’ gross margin decreased to 56.5% of sales for the fiscal year ended January 3, 2004, compared to 57.0% of sales for the prior year. This decrease can be primarily attributed to higher ingredient, labor, packaging and utilities costs.

      Flowers Specialty’s gross margin was unchanged at 30.1% of sales for the fiscal year ended January 3, 2004.

      Selling, Marketing and Administrative Expenses. For the fiscal year ended January 3, 2004, selling, marketing and administrative expenses were $601.0 million, or 41.4% of sales as compared to $554.1 million, or 41.7% of sales reported for the fiscal year ended December 28, 2002.

      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $502.3 million, or 44.6% of sales during the fiscal year ended January 3, 2004, as compared to $472.1 million, or 45.0% of sales during the prior year. The decrease as a percent of sales was primarily due to increased sales and lower bad debt expense, partially offset by increases in employee-related expenses, distributor discounts and advertising expenses.

      Flowers Specialty’s selling, marketing and administrative expenses were $67.9 million, or 20.8% of sales during the fiscal year ended January 3, 2004, as compared to $61.7 million, or 22.2% of sales during the prior year. The decrease as a percent of sales was primarily attributable to increased sales and lower administrative expenses resulting from the segment restructuring and shared administrative functions discussed herein.

      Depreciation and Amortization. Depreciation and amortization expense was $53.9 million for the fiscal year ended January 3, 2004, a decrease of 5.0% from the prior year, which was $56.8 million.

      Flowers Bakeries’ depreciation and amortization expense decreased to $43.3 million for the fiscal year ended January 3, 2004 from $44.1 million in the prior year. This decrease was the result of decreased amortization expense of $1.5 million relating to certain intangible assets being fully amortized offset by an increase of $0.7 million in depreciation expense as a result of capital expenditures.

      Flowers Specialty’s depreciation and amortization expense decreased to $10.8 million for the fiscal year ended January 3, 2004 from $12.5 million in the prior year. This decrease was primarily the result of the allocation of Mrs. Smith’s Bakeries depreciation expense included in fiscal 2002.

      Asset Impairment Charges. The company recorded no asset impairment charges during fiscal 2003. In fiscal 2002, the company recorded $2.1 million in asset impairment charges. These charges are discussed above in “Information on Asset Impairment and Certain Other Charges.”

      Net Interest Income. For the fiscal year ended January 3, 2004, net interest income was $8.0 million, an increase of $1.0 million from the prior year, which was $7.0 million. The increase was primarily related to a decrease in interest expense as a result of a lower amount of debt outstanding.

      Income From Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the fiscal year ended January 3, 2004 was $85.9 million, an increase of $15.2 million from the $70.7 million reported for the prior year.

      The improvement was primarily the result of three factors: (i) significant improvements in the operating results of Flowers Bakeries and Flowers Specialty of $8.5 million and $9.9 million, respectively; (ii) no asset impairment charges in fiscal 2003, as compared to asset impairment charges of $2.1 million in fiscal 2002; and (iii) an increase in interest income of $1.0 million as a result of the decrease in debt discussed above. Partially offsetting these positive items was an increase in other unallocated operating losses of $6.3 million, primarily attributable to expenses related to the sale of the Mrs. Smith’s Bakeries frozen dessert business that cannot be reported as a part of discontinued operations in accordance with GAAP. In addition, the company incurred increased employee costs over the prior year and system and consulting integration expenses related to maintaining a separate enterprise wide information system for the frozen bread and rolls business retained by the company.

      Income Taxes. Income tax expense for the fiscal year ended January 3, 2004 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

      Discontinued Operations. Discontinued operations for the fiscal year ended January 3, 2004 was a loss of $38.1 million, an increased loss of $0.7 million compared to the prior year loss of $37.4 million. The increased loss is a result of transaction costs incurred in fiscal year 2003, partially offset by a decrease in the operating loss.

      Cumulative Effect of a Change in Accounting Principle. As a result of SFAS 142, the company recorded a goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of income tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle.

Fifty-Two Weeks Ended December 28, 2002 Compared to Fifty-Two Weeks Ended December 29, 2001

Consolidated and Segment Results

      Sales. For the fiscal year ended December 28, 2002, sales were $1,328.6 million, or 2.2% higher than sales in the comparable period of the prior year, which were $1,299.5 million.

      Flowers Bakeries’ sales for the fiscal year ended December 28, 2002, were $1,050.1 million, an increase of 1.0% from sales of $1,040.1 million reported for the same period in the prior year. Total volume increases of 2.1% were partially offset by price decreases of 1.1%. The Kotarides and Ideal acquisitions contributed slightly over half of the volume increase. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 66% of Flowers Bakeries’ dollar sales. These sales, consisting primarily of the company’s Nature’s Own brand of soft variety breads and the Sunbeam brand of white bread, increased approximately 3% over the same period in the prior year. Sales in the foodservice channel represent approximately 16% of Flowers Bakeries’ sales. These sales decreased approximately 4% from the same period in the prior year. This decrease was primarily due to decreased volume and product and customer mix changes. Store branded retail sales represent approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 4% compared to fiscal 2001.

      Flowers Specialty’s sales for the fiscal year ended December 28, 2002, were $278.5 million, an increase of 7.3% from sales of $259.4 million reported for the same period in the prior year. Mrs. Freshley’s retail sales represent approximately 12% of Flowers Specialty’s sales. These sales increased approximately 19% from the same period in the prior year. The increase was primarily due to volume. Sales to the foodservice industry represent approximately 36% of Flowers Specialty’s sales. These sales increased 10% from the same period in the prior year. This increase was primarily attributable to custom frozen bread and roll products for various customers. Store brand retail and in-store bakery sales represent approximately 16% of Flowers Specialty’s sales. These sales increased approximately 32% from the same period in the prior year. The increase was primarily due to a increase in volume. Sales to customers who distribute in the vending channel represent approximately 16% of Flowers Specialty’s sales. These sales decreased 2% from the same period in the prior year. This decrease was primarily the result of volume decreases with certain existing customers. Sales to non-affiliated food companies under contract production arrangements represent approximately 20% of Flowers Specialty’s sales. These sales decreased approximately 9% compared to fiscal 2001.

      Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the fiscal year ended December 28, 2002, was $676.7 million, or 2.7% higher than gross margin reported for the prior year of $658.6 million. As a percent of sales, gross margin increased to 50.9% from 50.7% reported for the fiscal year ended December 29, 2001.

      Flowers Bakeries’ gross margin increased to 57.0% of sales for the fiscal year ended December 28, 2002, compared to 56.9% of sales for the same period in the prior year. This increase can be attributed to lower utility and packaging costs as well as a more favorable product mix. Additionally, there were reductions in lease costs due to the buyout of certain leases as a part of the spin-off and merger transaction. These improvements were partially offset by higher ingredient and labor costs. The increase in labor costs can primarily be attributed to increases in welfare benefit expenses.

      Flowers Specialty’s gross margin increased to 30.1% of sales for the fiscal year ended December 28, 2002, compared to 28.1% of sales for the same period in the prior year.

      Selling, Marketing and Administrative Expenses. For the fiscal year ended December 28, 2002, selling, marketing and administrative expenses were $554.1 million, or 41.7% of sales as compared to $558.0 million, or 42.9% of sales reported for the fiscal year ended December 29, 2001.

      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $472.1 million, or 45.0% of sales during the fiscal year ended December 28, 2002, as compared to $479.2 million, or 46.1% of sales during the same period in the prior year. The decrease was comprised of decreases in labor and utility expenses. In addition, Flowers Bakeries’ administrative expenses have decreased as a result of the continued consolidation of accounts payable and accounts receivable functions to a shared services processing center. These decreases were partially offset by increases in advertising and thrift store discounts.

      Flowers Specialty’s selling, marketing and administrative expenses were $61.7 million, or 22.2% of sales during the fiscal year ended December 28, 2002 as compared to $60.3 million, or 23.3% of sales during the same period in the prior year. The decrease as a percent of sales was primarily attributable to lower administrative expenses resulting from the segment restructuring and shared administrative functions discussed herein.

      Depreciation and Amortization. Depreciation and amortization expense was $56.8 million for the fiscal year ended December 28, 2002, a decrease of 0.6% from the same period in the prior year, which was $57.1 million.

      Flowers Bakeries’ depreciation and amortization expense decreased to $44.1 million for the fiscal year ended December 28, 2002 from $45.9 million in the same period in the prior year. The decrease was primarily attributable to a decrease in amortization expense of $2.2 million as a result of the implementation of SFAS 142 discussed above. Partially offsetting this decrease was the depreciation of assets purchased that were leased in the prior year as well as depreciation on capital projects placed in service in the current year.

      Flowers Specialty’s depreciation and amortization expense increased to $12.5 million for the fiscal year ended December 28, 2002 from $11.1 million in the prior year. The increase in depreciation expense was a result of capital expenditures.

      Asset Impairment and Certain Other Charges. In fiscal 2002, the company recorded $2.1 million in asset impairment and certain other charges compared to $26.5 million recorded in fiscal 2001. These charges are discussed above in “Information on Asset Impairment and Certain Other Charges.”

      Net Interest Income. For the fiscal year ended December 28, 2002, net interest income was $7.0 million compared to net interest expense of $7.2 million in the prior year. The increase was primarily related to a reduction in debt that resulted from the spin-off and merger transaction. In addition, the company made a voluntary debt payment of $50.0 million in the fourth quarter of fiscal 2001, resulting in decreased interest expense.

      Income From Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the fiscal year ended December 28, 2002 was $70.7 million, an improvement of $54.4 million from the $16.3 million reported for the prior year.

      The improvement was primarily the result of three factors: (i) a decrease in certain other charges of $24.4 million, as discussed herein; (ii) significant improvements in the operating results of Flowers Bakeries and Flowers Specialty of $14.9 million and $8.4 million, respectively; and (iii) a decrease in interest expense of $14.2 million as a result of the decrease in debt discussed above. Partially offsetting these positive items was an increase in other unallocated operating losses of $1.1 million in fiscal 2002 and a $6.4 million gain on the early extinguishment of debt recorded in fiscal 2001.

      Income Taxes. Income tax expense for the fiscal year ended December 28, 2002 was provided for at an estimated effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.

      Discontinued Operations. Discontinued operations for the fiscal year ended December 28, 2002 was a loss of $37.4 million compared to the prior year loss of $23.3 million. The increase was primarily a result of the increase in operating loss at Mrs. Smith’s Bakeries.

      Cumulative Effect of a Change in Accounting Principle. As a result of SFAS 142, the company recorded a goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of income tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle.

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

      Flowers Foods’ cash and cash equivalents decreased to $42.4 million at January 3, 2004 from $69.8 million at December 28, 2002. The decrease of $27.4 million resulted from the net of $88.0 million provided by operating activities and $173.1 million provided by investing activities, partially offset by $288.5 million used for financing activities.

      Cash Flows Provided by Operating Activities. Net cash of $88.0 million provided by operating activities consisted primarily of $14.7 million in net income adjusted for certain non-cash items of $95.0 million and partially offset by working capital and other activities of $21.7 million. The net cash disbursed for working capital and other activities consisted primarily of a legal settlement payment of $9.0 million, the $7.2 million payoff of an equipment lease and other accrued costs for the closing of the company’s Pottstown, Pennsylvania facility in 1997 and an $11.0 million pension contribution discussed below.

      Pension Obligation. During fiscal 2003, the company made voluntary contributions of $11.0 million to its defined benefit plan. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes due to its strong cash flow and balance sheet, this was an appropriate time to make the contributions in order to reduce the impact of future contributions. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2003, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $5.1 million, net of income tax. Other balance sheet accounts impacted include deferred tax assets (increase of $3.2 million), unfunded pension liability (increase of $8.1 million), and an intangible asset related to unrecognized prior service costs (increase of $0.2 million). Future pension contributions will depend on market conditions. The company will make cash contributions of approximately $17.0 million during fiscal 2004 to the pension plan. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

      Cash Flows Provided by Investing Activities. Net cash provided by investing activities for fiscal 2003 of $173.1 million included capital expenditures of $43.6 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $26.7 million and $13.3 million, respectively. In addition, $14.5 million was used to fund the acquisition of Bishop, and $231.6 million was received from the proceeds of the sale of the Mrs. Smith’s Bakeries frozen dessert business.

      Cash Flows Disbursed for Financing Activities. Net cash of $288.5 million disbursed for financing activities primarily consisted of a $244.1 million reduction in debt and capital leases, made with a combination of cash on hand and proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business. In addition, stock repurchases and dividends paid of $22.2 million and $15.1 million, respectively, were recorded. The company also paid $5.3 million in fees for the termination of derivative instruments.

      Credit Facility. On October 24, 2003, the company executed a new $150.0 million unsecured credit agreement (the “credit facility”). The credit facility is a three year revolving loan facility. Simultaneous with the execution of the credit facility, the company terminated its $130.0 million secured credit agreement. The credit facility provides for total borrowings of up to $150.0 million on its revolving loan facility through October 24, 2006. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a minimum interest coverage ratio, a minimum tangible net worth and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of January 3, 2004, the company was in compliance with all restrictive financial covenants under the credit facility.

      Interest is due quarterly on any outstanding borrowings under the credit facility at the Eurodollar rate or base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 0.0% to 1.45% for the revolving loan facility. In addition, a facility fee ranging from .125% to .30% is due quarterly on all commitments not utilized under the credit facility. There were no borrowings outstanding under the credit facility at January 3, 2004.

      The company’s credit rating by Standard and Poor’s as of January 3, 2004 was BBB-. The company’s credit rating by Fitch Ratings as of January 3, 2004 was BBB-. The company’s credit rating by Moody’s Investor Service as of January 3, 2004 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could affect future credit availability.

      Former Secured Credit Agreement. Under the company’s former secured credit agreement outstanding at December 28, 2002, capital expenditures could not exceed $50.5 million in fiscal 2002. For fiscal 2002, the maximum amount of dividends payable by the company could not exceed $5.0 million, unless certain conditions were met. No dividends were allowed to be paid in fiscal 2001. Loans under the former secured credit agreement were collateralized by substantially all of the assets of the company, excluding real property. At December 28, 2002, the company was not in compliance with certain restrictive financial covenants under its former secured credit agreement. In February 2003, the company completed an amendment to the former secured credit agreement, which, among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the former secured credit agreement. The former secured credit agreement was also amended to allow for (i) completion of the sale of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, (ii) an increase in the amount of dividends the company could pay, (iii) an increase in the company’s ability to repurchase its common stock, (iv) acquisitions within certain limits and (v) an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the former secured credit agreement. Upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the former secured credit agreement was $0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. As a result of these payments, debt of $15.2 million remained outstanding at January 3, 2004.

      Under the company’s former secured credit agreement outstanding at December 28, 2002, interest was due quarterly on outstanding borrowings at the Eurodollar rate or base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin was based on the company’s leverage ratio and could range from 0.5% - 2.5% for Term Loan A and the revolving loan facility, and 1.75% - 2.75% for Term Loan B. In addition, a commitment fee of 0.375% - 0.5% was due quarterly on all commitments not utilized under the secured credit agreement. At December 28, 2002, the interest rates for Term Loan A and Term Loan B were 4.125% and 4.625%, respectively. At December 28, 2002, the outstanding balances of Term Loan A and Term Loan B were $34.2 million and $146.1 million, respectively.

      In anticipation of the Schwan transaction, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.

      Interest expense related to the debt and lease obligations required to be repaid of $5.7 million, $19.4 million and $21.1 million for the fifty-three weeks ended January 3, 2004 and fifty-two weeks ended December 28, 2002 and December 29, 2001, respectively, was included in discontinued operations.

      Distributor Arrangements. The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors use this financing. The distributor notes have a ten year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.6 million as of January 3, 2004 and December 28, 2002, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, it is obligated to repurchase the territory from the independent distributor for fair market value, which is generally determined as a multiple of average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held $81.3 million and $79.4 million as of January 3, 2004 and December 28, 2002, respectively, of distributor notes and approximately $13.3 million and $17.2 million as of January 3, 2004 and December 28, 2002, respectively, of territories held for sale.

      A majority of the independent distributors lease trucks through a third-party. In certain instances, the company has guaranteed the leases. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. There were $2.5 million and $4.5 million for fiscal 2003 and fiscal 2002, respectively, of leases subject to these guarantees. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company subleases the truck from the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 3, 2004 and December 28, 2002, the company operated 474 and 480 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at January 3, 2004 and December 28, 2002, the maximum obligation associated with these truck leases was approximately $12.6 million and $13.6 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

      Special Purpose Entities. At January 3, 2004 and December 28, 2002, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

      Contractual Obligations and Commitments. The following table summarizes the company’s contractual obligations and commitments at January 3, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year

	(Amounts in thousands)

					2008 and
	2004	2005	2006	2007	Thereafter

Contractual Obligations:
Long-term debt	$3,070	$308	$331	$285	$1,986
Capital leases	2,216	2,264	2,296	2,396	—
Non-cancelable operating lease
obligations(1)	14,082	11,848	9,914	8,980	27,534
Purchase obligations(2)	46,492	1,247	—	—	—

Total contractual cash obligations	$65,860	$15,667	$12,541	$11,661	$29,520

	Amounts Expiring by Fiscal Year

	(Amounts in thousands)

					2008 and
	2004	2005	2006	2007	Thereafter

Commitments:
Standby letters of credit	$10,135	$—	$—	$—	$—
Truck lease guarantees	937	777	594	177	45

Total commitments	$11,072	$777	$594	$177	$45

(1)	Does not include lease payments expected to be incurred in fiscal year 2004 related to distributor vehicles and other short-term or cancelable operating leases.
(2)	Represents the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133.

      Guarantees and Indemnification Obligations. Our company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties, as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition.

      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement. The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium, and, together with the indemnification liability, is being amortized over the eighteen month indemnification period. The balance as of January 3, 2004 was $1.5 million. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through January 3, 2004.

New Accounting Pronouncements

      Asset Retirement. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not impact the company’s financial statements.

      Extraordinary Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement resulted in the company reclassifying in its consolidated financial statements, the $6.4 million ($4.0 million, net of income tax) fiscal 2001 extraordinary gain on the early extinguishment of debt to continuing operations in its January 3, 2004 Consolidated Financial Statements. The application of this statement did not affect net income.

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

      Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of FASB Statement No. 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within Note 2, “Summary of Significant Accounting Policies,” to the company’s consolidated financial statements. The company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, the company applies the disclosure provisions and has included this information in Note 2 to the company’s consolidated financial statements. The company continues to account for stock based compensation under the provisions of APB 25.

      Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. In October 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 in which an enterprise holds a variable interest that it acquired before February 1, 2003 for which the public entity has not issued financial statements reporting the VIE in accordance with FIN 46. In December 2003, FIN 46R was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a VIE or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company currently has an interest in one potential VIE that is not an SPE. Flowers Bakeries maintains a transportation agreement with this entity, which represents a significant portion of the entity’s revenue. The company’s relationship with this entity began in September 2001. The company has never held an equity interest in, nor has made any loans to, this entity. The amount of payments made by the company to this entity was $33.6 million, $18.1 million and $3.2 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Based on our contractual relationship with this entity, we are in the process of evaluating the applicability of FIN 46 and will complete our evaluation during the first quarter of fiscal 2004.

      Derivatives. In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 is not applicable to any derivative instruments the company currently has, therefore this statement does not impact the company’s financial statements.

      Financial Instruments. In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the company’s financial statements.

      Pensions. In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS 132R is effective for fiscal years ending after December 15, 2003.

      Revenue Recognition. In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.

Information Regarding Non-GAAP Financial Measures

      The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP measure, to measure the performance of the company and its operating divisions. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and certain other items (asset impairments, separation and other contractual expenses and restructuring charges). The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because they assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely accepted financial indicator of a company’s ability to incur and service indebtedness.

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

Commodity Price Risk

      The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At January 3, 2004, the fair market value of the company’s commodity derivative portfolio was $6.6 million. Of this fair value, $3.1 million is based on quoted market prices and $3.5 million is based on models and other valuation methods. All of this fair value relates to instruments that will be utilized in fiscal 2004. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of January 3, 2004, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $4.7 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

Interest Rate Risk

      The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At January 3, 2004, the fair market value of the company’s interest rate swaps was a liability of $0.04 million. The fair value of the swap is based on a valuation model using quoted market prices, and all of this fair value is related to portions of instruments to be utilized in fiscal 2004. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase or decrease in interest rates, the fair value of the company’s interest rate swap agreement at January 3, 2004, with a total notional amount of $22.5 million, would increase or decrease by an immaterial amount.

      Based on the company’s floating rate debt at January 3, 2004, including the effect of the interest rate swap agreements, assuming a 10% increase or decrease in interest rates, the company’s interest expense would be relatively unchanged.

      In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under its former secured credit agreement, dated March 26, 2001, to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, pursuant to the announcement of the sale of the Mrs. Smith’s Bakeries frozen dessert business, hedge accounting was discontinued for these swaps, since the hedged debt and capital leases would be paid off and the swaps would be terminated at the close of the transaction. On April 24, 2003, at the close of the transaction, the interest rate swaps were terminated for cash, and the related balance in other accumulated comprehensive income of $3.3 million, net of income tax of $2.0 million, was reclassified to discontinued operations.

      Additionally, on October 25, 2002, in connection with the acquisition of Ideal, the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of that company.

      The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swaps on January 3, 2004 was a liability of $0.04 million, which was recorded in other accrued liabilities. During the fifty-three weeks ended January 3, 2004 interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the fifty-three weeks ended January 3, 2004 as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedging accounting was discontinued, and April 24, 2003, when the swaps were terminated. An immaterial amount was recorded to current continuing earnings during the fifty-three weeks ended January 3, 2004.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the company’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls.

      The company employs an internal audit department (“internal audit”), with the director reporting directly to the audit committee. Internal audit performs an independent and objective appraisal of the company’s financial statements, internal controls and risk assessment process, and reports its findings and recommendations to the audit committee and management, as appropriate. As part of this appraisal process, internal audit assists management in developing control improvements to address identified weaknesses and help management in its responsibility to foster a positive control-conscious environment.

      The Sarbanes-Oxley Act of 2002 (the “act”) places a wide range of new governance and reporting requirements on all public companies. This includes, under Section 404 of the act, reporting on the effectiveness of internal controls within the company. The implementation regulations adopted by the SEC require that companies use a recognized evaluation criterion for the documentation and evaluation of internal controls. The company, like the majority of American companies, has adopted the COSO Framework (Committee of Sponsoring Organizations — Internal Control Framework) as the evaluative criteria that will be used to comply with the act. In order to accomplish the evaluation and documentation of internal controls required by the act, the company formed a Corporate Financial Compliance Group consisting of employees of the company and outside consultants who are well-versed in this area.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

      We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors, which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at http://www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the proxy.

Item 12.     Security Ownership of Certain Beneficial Owners and Management of Flowers Foods

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy. The information required by this item with respect to securities authorized under compensation plans is set forth in Part I, Item 5 of this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Transactions with Management and Others” in the proxy.

Item 14.     Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the proxy.

PART IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)           List of documents filed as part of this report.

      1. Financial Statements of the Registrant

Report of Independent Auditors

Consolidated Statements of Income for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001.

Consolidated Balance Sheets at January 3, 2004 and December 28, 2002.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001.

Consolidated Statements of Cash Flows for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001.

Notes to Consolidated Financial Statements

      2. Financial Statement Schedule of the Registrant

Report of Independent Auditors on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts — for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001.

      3. Exhibits. The following documents are filed as exhibits hereto:

Exhibit
Number		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.2	—	Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 19, 2002, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3	—	Amendment No. 1, dated as of November 15, 2002, to the Rights Agreement dated as of March 23, 2001, between Flowers Foods, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002 File No. 1-16247).
10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

Exhibit
Number			Name of Exhibit

10.3		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.4		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.5		—	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.6		—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.7		—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.8		—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.9		—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.10		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.11		—	First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent. (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K dated March 28, 2003, File No. 1-16247).
10.12		—	Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent. (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K dated March 28, 2003, File No. 1-16247).
10.13		—	Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc, the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (f/n/a Bankers Trust Company), as administrative agent. (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K dated March 28, 2003, File No. 1-16247).
10.14		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc. certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods, Inc. Annual Report on Form 10-K dated March 28, 2003, File No. 1-16247).
10.15		—	Credit Agreement, dated as of October 24, 2003, among Flowers Foods, Inc., the Lender’s Party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods, Inc. Quarterly Report on Form 10-Q, dated November 18, 2003, File No. 1-16247).
*10	.16	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10	.17	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese.
*10	.18	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 4, 2004.
*21		—	Subsidiaries of Flowers Foods, Inc.
*23		—	Consent of PricewaterhouseCoopers LLP

Exhibit
Number			Name of Exhibit

*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer and Jimmy M. Woodward, Chief Financial Officer, for the fiscal year ended January 3, 2004.

*	Filed herewith

      (b) Reports on Form 8-K:

      A Form 8-K was filed by the company on November 6, 2003 under Item 7 and Item 9, attaching the company’s press release, dated November 6, 2003, which announced the company’s results of operations and financial condition for the twelve and forty weeks ended October 4, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2004.

FLOWERS FOODS, INC.

/s/ GEORGE E. DEESE

George E. Deese
President and
Chief Executive Officer

/s/ JIMMY M. WOODWARD

Jimmy M. Woodward
Senior Vice President, Chief Financial
Officer and Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Chairman of the Board	March 18, 2004

/s/ GEORGE E. DEESE George E. Deese	President and Chief Executive Officer	March 18, 2004

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 18, 2004

/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 18, 2004

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 18, 2004

/s/ ROBERT P. CROZER Robert P. Crozer	Director	March 18, 2004

/s/ LANGDON S. FLOWERS Langdon S. Flowers	Director	March 18, 2004

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 18, 2004

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 18, 2004

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 18, 2004

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 18, 2004

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2
Consolidated Statements of Income for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001	F-3
Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001
F-5
Consolidated Statements of Cash Flows for the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002 and December 29, 2001	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of Flowers Foods, Inc.:

      In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) on page 37 present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 5 of Notes to Consolidated Financial Statements, on December 30, 2001, Flowers Foods, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed in Notes 2 and 4 of Notes to Consolidated Financial Statements, on December 30, 2001, Flowers Foods, Inc. adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 13, 2004

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the	For the
	53 Weeks Ended	52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands, except per share data)
Sales	$1,452,995	$1,328,607	$1,299,490
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	720,162	651,886	640,869
Selling, marketing and administrative expenses	601,013	554,078	557,957
Depreciation and amortization	53,935	56,774	57,124
Asset impairment	—	2,132	—
Separation and other contractual expenses	—	—	23,038
Restructuring charge	—	—	3,467

Income from operations	77,885	63,737	17,035
Interest expense	1,922	2,740	15,319
Interest income	(9,904)	(9,709)	(8,120)
Gain on early extinguishment of debt	—	—	(6,422)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	85,867	70,706	16,258
Income tax expense	33,063	27,221	7,240

Income from continuing operations before cumulative effect of a change in accounting principle	52,804	43,485	9,018
Loss from discontinued operations, net of income tax	(38,146)	(37,362)	(23,311)

Income (loss) before cumulative effect of a change in accounting principle	14,658	6,123	(14,293)
Cumulative effect of a change in accounting principle, net of income tax	—	(23,078)	—

Net income (loss)	$14,658	$(16,955)	$(14,293)

Net Income (Loss) Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.17	$0.97	$0.20
Loss from discontinued operations, net of income tax	(0.84)	(0.83)	(0.52)
Cumulative effect of a change in accounting principle, net of income tax	—	(0.52)	—

Net income (loss) per share	$0.33	$(0.38)	$(0.32)

Weighted average shares outstanding	44,960	44,754	44,697

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.15	$0.95	$0.20
Loss from discontinued operations, net of income tax	(0.83)	(0.82)	(0.52)
Cumulative effect of a change in accounting principle, net of income tax	—	(0.50)	—

Net income (loss) per share	$0.32	$(0.37)	$(0.32)

Weighted average shares outstanding	45,768	45,792	44,874

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002

	(Amounts in thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$42,416	$69,826

Accounts and notes receivable, net	99,373	104,121

Inventories, net:
Raw materials	9,100	7,872
Packaging materials	7,127	7,806
Finished goods	14,487	14,311

	30,714	29,989

Spare parts and supplies	20,149	19,840

Assets held for sale	14,080	18,563

Assets to be disposed of — discontinued operations	—	243,061

Deferred taxes	39,627	—

Other	20,349	10,009

	266,708	495,409

Property, Plant and Equipment:
Land	34,074	33,073
Buildings	206,397	200,713
Machinery and equipment	533,967	509,879
Furniture, fixtures and transportation equipment	54,246	43,689
Construction in progress	16,600	12,174

	845,284	799,528
Less: accumulated depreciation	(413,296)	(363,403)

	431,988	436,125

Notes Receivable	73,345	71,599

Deferred Taxes	—	28,389

Other Assets	4,039	10,225

Goodwill, net	57,038	54,249

Other Intangible Assets, net	14,121	6,506

	$847,239	$1,102,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,286	$27,231
Accounts payable	81,293	82,827
Facility closing costs and severance	4,683	4,516
Liabilities related to assets to be disposed of — discontinued operations	—	2,553
Other accrued liabilities	71,870	100,151

	163,132	217,278

Long-Term Debt and Capital Leases	9,866	223,133

Other Liabilities:
Facility closing costs and severance	—	7,337
Post-retirement/post-employment obligations	46,302	43,486
Deferred taxes	20,473	—
Other	29,815	18,272

	96,590	69,095

Commitments and Contingencies (Note 22)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common Stock — $.01 par value, 100,000,000 authorized shares, 45,185,121 and 29,985,375 issued shares	452	300
Treasury stock — 876,104 shares	(22,143)	—
Capital in excess of par value	486,739	483,142
Retained earnings	130,981	131,388
Accumulated other comprehensive loss	(18,378)	(21,834)

	577,651	592,996

	$847,239	$1,102,502

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

		Common Stock
						Accumulated
				Capital		Other	Treasury Stock
	Comprehensive	Number of		in Excess		Comprehensive			Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Compensation
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Adjustments	Total

	(Amounts in thousands, except share data)
Balances at December 30, 2000		19,865,964	$199	$351,506	$164,135	$—	—	$—	$(13,380)	$502,460
Net loss for the year	$(14,293)				(14,293)					(14,293)
Derivative instruments	(4,904)					(4,904)				(4,904)

Comprehensive loss	$(19,197)

Net assets of discontinued operations				(567,449)						(567,449)
Net liabilities to be settled by others				662,368						662,368
Separation and other contractual payments				27,952					13,380	41,332
Stock compensation transactions				2,152						2,152
Adjustment for 3 for 2 stock split (See Note 16)		9,931,549	99	(128)						(29)

Balances at December 29, 2001		29,797,513	$298	$476,401	$149,842	$(4,904)	—	$—	$—	$621,637
Net loss for the year	$(16,955)				(16,955)					(16,955)
Derivative instruments	355					355				355
Additional minimum pension liability	(17,285)					(17,285)				(17,285)

Comprehensive loss	$(33,885)

Acquisition of Ideal Baking		172,862	2	6,498						6,500
Exercise of stock options		15,000		243						243
Dividends paid — $0.03 per common share					(1,499)					(1,499)

Balances at December 28, 2002		29,985,375	$300	$483,142	$131,388	$(21,834)	—	$—	$—	$592,996
Net income for the year	$14,658				14,658					14,658
Derivative instruments	8,522					8,522				8,522
Additional minimum pension liability	(5,066)					(5,066)				(5,066)

Comprehensive income	$18,114

Adjustment for 3 for 2 stock split (See Note 16)		15,060,250	$151	$(151)			(4,650)			—
Stock repurchases							(874,753)	(22,173)		(22,173)
Other		9,896		230	3					233
Exercise of stock options		129,600	1	3,518			3,299	30		3,549
Dividends paid — $0.33 per common share					(15,068)					(15,068)

Balances at January 3, 2004		45,185,121	$452	$486,739	$130,981	$(18,378)	(876,104)	$(22,143)	$—	$577,651

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For 53 Weeks
	Ended	For 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income (loss)	$14,658	$(16,955)	$(14,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early extinguishment of debt	—	—	(6,422)
Discontinued operations	18,145	41,559	16,691
Depreciation and amortization	53,935	56,774	57,124
Asset impairment	—	2,132	—
Goodwill impairment	—	23,078	—
Stock appreciation rights	7,548	(154)	1,377
Deferred income taxes	10,331	2,890	(7,496)
Provision for inventory obsolescence	1,067	3,077	3,709
Allowances for account receivable	3,368	4,152	3,910
Non-cash effect of derivative instruments	—	—	6,677
Other	649	145	(229)
Payment of legal settlement	(9,000)	—	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	1,571	(3,099)	13,037
Inventories, net	(1,734)	4,379	(3,764)
Other assets	(22,312)	9,280	13,875
Pension obligations	(11,000)	(6,200)	(2,496)
Accounts payable and other accrued liabilities	27,933	8,827	(6,599)
Facility closing costs and severance	(7,170)	(3,359)	(4,353)

Net cash provided by operating activities	87,989	126,526	70,748

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(43,618)	(48,811)	(49,514)
(Purchase of) proceeds from notes receivable, net	(1,937)	1,231	(80,892)
Acquisition of businesses	(14,534)	(1,023)	(6,506)
Dividends received	—	—	5,197
Proceeds from the sale of Mrs. Smith’s Bakeries frozen dessert business	231,551	—	—
Other	1,657	1,742	(893)

Net cash provided by (disbursed for) investing activities	173,119	(46,861)	(132,608)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(15,068)	(1,499)	—
Exercise of stock options	1,677	213	337
Proceeds from new credit agreement	—	—	251,000
Purchase of debentures	—	—	(193,776)
Payment of financing fees	(620)	—	(9,978)
Stock repurchases	(22,173)	—	—
Payment for termination of derivative instruments	(5,330)	—	—
Change in book overdraft	(2,865)	(3,774)	9,175
Other debt and capital lease obligation payments	(244,139)	(17,059)	(67,562)
Other net changes in debt and other liabilities in connection with the spin-off and merger	—	—	73,099

Net cash (disbursed for) provided by financing activities	(288,518)	(22,119)	62,295

Net (decrease) increase in cash and cash equivalents	(27,410)	57,546	435

Cash and cash equivalents at beginning of period	69,826	12,280	11,845

Cash and cash equivalents at end of period	$42,416	$69,826	$12,280

Schedule of non cash investing and financing activities:
Stock compensation transactions	$283	$—	$—
Capital lease obligations	$54,815	$—	$59,665
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest, net of amounts capitalized	$11,427	$20,255	$43,233
Income taxes	$1,265	$(3,475)	$870

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      General. Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the super-regional seventeen state area in and surrounding the southeastern and southwestern United States. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers.

      Sale of Mrs. Smith’s Bakeries Frozen Dessert Business. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold and certain transaction costs are presented as discontinued operations for all periods presented. For further information, see Note 4 below.

      Segments. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which along with the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

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

      Fiscal Year End. The company’s fiscal year end is the Saturday nearest December 31. Fiscal 2003 consists of 53 weeks, while fiscal 2002 and fiscal 2001 each consist of 52 weeks.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain reclassifications of prior year information were made to conform with the current presentation. Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. The interest charged on the distributor notes was 12%. During this time, the third party paid the company approximately 5% of the interest on the distributor notes as a servicing fee for acting as the servicing agent of the distributor notes. The company reduced selling, marketing and administrative expenses as the fee covered administrative costs incurred by the company in collecting payments from the distributor and remitting the payments to the third party. Upon the purchase of the notes from the third party on March 26, 2001, the company consistently applied this allocation of the 12% interest received on the distributor notes to effectively offset its administrative expenses associated with administering the distributor notes. The remaining 7% was credited to interest income. The company has determined that a reclassification of the 5% servicing fee from selling, marketing and administrative expenses to interest income for all periods presented is a more appropriate presentation. The reclassification for fiscal 2002 and fiscal 2001 is $4.0 million and $3.8 million, respectively. This reclassification does not effect sales or income from continuing operations. See Note 6 for further information regarding the distributor notes.

      Revenue Recognition. Pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), the company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses.

      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). During fiscal 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2003 and fiscal 2002, the company recorded approximately $248.4 million and $116.9 million, respectively, in sales through PBS. The company estimates that by the end of fiscal 2004, it will have approximately $350.0 million in PBS sales.

      The company’s production facility delivers the product to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 3, 2004 and December 28, 2002 was $1.6 million and $0.7 million, respectively.

      A distributor performs a physical inventory of the product at each PBS Outlet weekly and reports the results to the company. The distributor is periodically accompanied by a company and/or retailer employee who verifies the physical inventory. The inventory data submitted by the distributor for each PBS Outlet is compared with the product delivery data. Product delivered to a PBS Outlet that is not recorded in the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory data has been purchased by the consumer/customer of the PBS Outlet and is recorded as sales revenue by the company.

      The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2003, fiscal 2002 and fiscal 2001.

      Effective December 30, 2001 (the first day of fiscal 2002), the company applied the consensus reached by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future,” and No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” and identifies other related interpretive issues. If market conditions were to decline, the company may take actions to increase customer incentive offerings covered by these pronouncements, possibly resulting in an incremental reduction of revenue.

      The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the purchase price of the territory is recorded as an “asset held for sale.” Upon the sale of that territory to a new independent distributor, a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale. The company recorded net losses of $1.0 million, $0.7 million and $0.2 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, related to the sale of territories as a component of selling, marketing and administrative expenses.

      Cash and Cash Equivalents. The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

      Accounts Receivable. Accounts receivable consists of trade receivables, current portions of notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances of $2.1 million and $1.5 million were recorded at January 3, 2004 and December 28, 2002, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our top 10 customers in fiscal 2003 accounted for 39.2% of sales. During fiscal 2003, our largest customer, Wal-Mart/Sam’s Club, represented 13.0% of the company’s sales of which 11.8% was attributable to Flowers Bakeries and 1.2% was attributable to Flowers Specialty. Our top 10 customers in fiscal 2002 accounted for 39.9% of sales. During fiscal 2002, our largest customer, Wal-Mart/Sam’s Club, represented 10.9% of the company’s sales of which 9.9% was attributable to Flowers Bakeries and 1.0% was attributable to Flowers Specialty.

      Inventories. Inventories at January 3, 2004 and December 28, 2002, are valued using the first-in-first-out method. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

      Property, Plant and Equipment and Depreciation. Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $11.5 million and $9.2 million at January 3, 2004 and December 28, 2002, respectively.

      Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases are amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $53.6 million, $54.6 million and $52.6 million, respectively. The company did not have any capitalized interest during fiscal 2003, fiscal 2002 and fiscal 2001.

      The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s operations.

      Goodwill and Other Intangible Assets. Prior to the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill related to purchases of businesses was amortized over twenty to forty years from the acquisition date using a straight-line basis. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. On December 30, 2001, the company adopted SFAS 142 which required companies to cease amortizing goodwill that existed at June 30, 2001 and established a new two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The company conducts this review during the fourth quarter of each fiscal year. The transitional impairment that resulted from the company’s adoption of this statement has been reported as a change in accounting principle — see Note 5. No impairment resulted from the annual review performed in fiscal 2003 or fiscal 2002. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach when certain indicators of impairment are present.

      Impairment of Long-Lived Assets. In the first quarter of fiscal 2002, the company adopted SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.

      Derivative Financial Instruments. The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar, shortening and dairy products, along with pulp and paper, aluminum and petroleum based packaging products. The company also enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 8 for further details.

      Treasury Stock. The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

      Advertising and Consumer Promotion. Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $21.7 million, $18.0 million and $13.6 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

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

      If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income (loss) and net income (loss) per share would have been affected as follows:

	For 53
	Weeks Ended	For 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands,
	except per share amounts)
Net income (loss), as reported	$14,658	$(16,955)	$(14,293)
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income (loss) under fair value method	(2,919)	(1,956)	(1,886)

Pro forma net income (loss)	$11,739	$(18,911)	$(16,179)

Basic net income (loss) per share as reported	$0.33	$(0.38)	$(0.32)
Pro forma	$0.26	$(0.42)	$(0.36)
Diluted net income (loss) per share as reported	$0.32	$(0.37)	$(0.32)
Pro forma	$0.26	$(0.41)	$(0.36)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For option awards granted during fiscal 2003, the following weighted average assumptions were used to determine fair value using the Black-Scholes option pricing model: dividend yield 1.61%, expected volatility 36.89%, risk-free interest rate 4.35% and an expected option life of 10 years. For option awards granted during fiscal 2001, the following weighted average assumptions were used to determine fair value using the Black-Scholes option-pricing model: dividend yield 0%, expected volatility 35.5%-41.5%, risk-free interest rate 5.65% and an expected option life of 10 years.

      Software Development Costs. The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $15.6 million and $17.1 million at January 3, 2004 and December 28, 2002, respectively. Amortization expense of capitalized software development costs was $2.8 million, $2.7 million and $2.5 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

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

      Self-Insurance Reserves. We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our results of operations and financial condition.

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

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, deferred tax asset valuation allowances, self-insurance reserves and pension obligations.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	New Accounting Pronouncements

      Asset Retirement. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for the company beginning in the first quarter of fiscal 2003. This statement did not impact the company’s financial statements.

      Income From Gain on Early Extinguishment of Debt. In April 2002, the FASB issued SFAS No. 145, (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the company beginning in fiscal 2003. The application of this statement resulted in the company reclassifying in its consolidated financial statements, the $6.4 million fiscal 2001 extraordinary gain on the early extinguishment of debt to income from continuing operations in its January 3, 2004 Consolidated Financial Statements. The application of this statement did not affect net income.

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

      Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of FASB Statement No. 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within Note 2 of Notes to Consolidated Financial Statements. The company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, the company has adopted the disclosure provisions of SFAS 148 and has included this information in Note 2.

      Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. In October 2003, the effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 in which an enterprise holds a variable interest that it acquired before February 1, 2003 for which the public entity has not issued financial statements reporting the VIE in accordance with FIN 46. In December 2003, FIN 46R was issued and deferred the effective date until periods ending after March 15, 2004 for entities that that have interests in a VIE or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company currently has an

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in one potential VIE that is not an SPE. Flowers Bakeries maintains a transportation agreement with this entity, which represents a significant portion of the entity’s revenue. The company’s relationship with this entity began in September 2001. The company has never held an equity interest in, nor made any loans to, this entity. The amount of payments made by the company to this entity was $33.6 million, $18.1 million and $3.2 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Based on our contractual relationship with this entity, we are in the process of evaluating the applicability of FIN 46 and will complete our evaluation during the first quarter of fiscal 2004.

      Derivatives. In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 is not applicable to any derivative instruments the company currently has, therefore this statement does not impact the company’s financial statements.

      Financial Instruments. In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not impact the company’s financial statements.

      Pensions. In December 2003, SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS 132R is effective for fiscal years ending after December 15, 2003.

      Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) released SAB 104. SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.

Note 4.	Discontinued Operations

      On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for all periods presented. Accordingly, the operations and certain transaction costs are included in “Loss from

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations, net of income tax” in the Consolidated Statements of Income. An analysis of this line item is as follows:

		For the 52 Weeks Ended
	For the 53 Weeks Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(Amounts in thousands)
Operating loss	$(22,990)	$(40,564)	$(15,069)
Financial advisor fees	(1,870)	—	—
Legal, accounting and other	(1,454)	—	—
Lease termination fees	(4,281)	—	—
Interest	(5,664)	(19,427)	(21,147)
Derivative activity	543	—	—
Loss on sale of assets	(6,224)	—	—
Deferred financing costs	(4,191)	—	—
Derivative terminations	(5,776)	—	—
Separation and severance payments	(4,962)	—	—
Computer license transfer fees	(1,214)	—	—
Indemnification insurance premium	(2,691)	—	—
Other	(546)	—	—

Pre-tax discontinued operations	(61,320)	(59,991)	(36,216)
Income tax benefit	23,174	22,629	12,905

Loss from discontinued operations, net of income tax	$(38,146)	$(37,362)	$(23,311)

      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The fair value of the indemnification was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, are being amortized over the eighteen month indemnification period. The balance as of January 3, 2004 was $1.5 million (see Note 22).

      The company’s former Senior Secured Credit Facility (the “facility”) required that a substantial portion of the facility be repaid from the proceeds of the sale of the frozen dessert business of Mrs. Smith’s Bakeries. Interest expense, expense related to derivative activity (interest rate swaps relating to the debt repaid) and the write-off of deferred financing costs were allocated to discontinued operations based on the ratio of the amount of debt required to be repaid to the amount of debt actually repaid (i.e. both required and on a voluntary basis) at April 24, 2003 in connection with the divestiture of the Mrs. Smith’s Bakeries frozen dessert business.

      During the fourth quarter of fiscal 2003, a benefit of $4.5 million was recorded to discontinued operations related to the utilization of state operating losses incurred in the discontinued operations of the Mrs. Smith’s Bakeries frozen dessert business.

      Revenue related to the discontinued operation of $68.0 million, $323.6 million and $327.5 million are included in the operating losses above for the 53 weeks ended January 3, 2004 and the 52 weeks ended December 28, 2002 and December 29, 2001, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subject to the completion of the post-closing inventory valuation and resolution of certain issues regarding accounts receivable, each as contemplated by the asset purchase agreement with Schwan, which the company believes will not require a material adjustment in either case, substantially all of the costs associated with the operation and sale of the Mrs. Smith’s Bakeries frozen dessert business have been reported as of January 3, 2004.

      At December 28, 2002, “Assets to be disposed of — discontinued operations” and “Liabilities related to assets to be disposed of — discontinued operations” were comprised of:

December 28, 2002

(Amounts in thousands)
Assets to be disposed of:
Inventory	$51,908
Spare parts	3,628
Prepaid assets	5,844
Property, plant and equipment	143,614
Intangible assets	38,067

$243,061

Liabilities related to assets to be disposed of:
Market access fee liability	$2,553

      On April 24, 2003, the company relieved “Assets to be disposed of — discontinued operations” and “Liabilities related to assets to be disposed of — discontinued operations” of $241.0 million with an offsetting entry to cash and loss on the sale of assets identified in “Loss from discontinued operations, net of income tax” in the Consolidated Statements of Income.

Separation and Other Contractual Payments

      In connection with the spin-off and merger transaction, discussed in Note 1, various separation and other contractual payments under FII’s stock and incentive programs of $39.0 million were paid to executive and non-executive officers and employees. Of this amount, $5.7 million was accrued at March 26, 2001 and $5.3 million was previously amortized to earnings prior to March 26, 2001.

      In fiscal 2001, a charge of $23.0 million was recorded to the company’s continuing operations, and $5.0 million was charged to discontinued operations, as this amount related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction.

Note 5.	Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill for the fiscal year ended January 3, 2004 are as follows:

	Flowers	Flowers
	Bakeries	Specialty	Total

	(Amounts in thousands)
Balance as of December 28, 2002	$53,362	$887	$54,249
Segment restructuring	(4,314)	4,314	—
Acquisition	—	2,789	2,789

Balance as of January 3, 2004	$49,048	$7,990	$57,038

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of SFAS 142 resulted in the company recording a transitional goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of income tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle. This transitional impairment charge resulted in the write-off of all the goodwill at Mrs. Smith’s Bakeries. The company engaged an independent valuation services firm to assist in the determination of the fair value of Mrs. Smith’s Bakeries. This firm applied the income approach by which fair value is estimated based upon the present value of expected future cash flows.

      The following table sets forth information for other intangible assets:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Intangible assets not subject to amortization:
Trademarks	$6,380	$3,316
Distribution routes	903	903
Intangible assets subject to amortization:
Customer list	5,300	—
Non-compete agreements	1,538	2,287

Total intangible assets, net	$14,121	$6,506

      Amortization expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $0.7 million, $2.2 million and $4.5 million, respectively. Estimated amortization expense for fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 is $0.7 million, $0.5 million, $0.5 million, $0.5 million and $0.4 million, respectively.

      In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million. The company is amortizing this agreement as a reduction of amortization expense over the life of the agreement. The company reduced amortization expense by $0.4 million in fiscal 2003 resulting from this agreement. Amortization expense will be reduced in fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 by $0.6 million, $0.6 million, $0.6 million, $0.6 million and $0.2 million, respectively, resulting from this agreement.

      For intangible assets subject to amortization, the cost and accumulated amortization are $7.1 million and $0.3 million, respectively at January 3, 2004.

      The provisions of SFAS 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following tables:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Reported income from continuing operations before cumulative effect of a change in accounting principle	$52,804	$43,485	$9,018
Add back: goodwill amortization, net of income tax	—	—	1,543
Add back: trademark amortization, net of income tax	—	—	—

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	$52,804	$43,485	$10,561

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
BASIC INCOME PER SHARE:
Reported income from continuing operations before cumulative effect of a change in accounting principle	$1.17	$0.97	$0.20
Goodwill amortization, net of income tax	—	—	0.04
Trademark amortization, net of income tax	—	—	—

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	$1.17	$0.97	$0.24

DILUTED INCOME PER SHARE:
Reported income from continuing operations before cumulative effect of a change in accounting principle	$1.15	$0.95	$0.20
Goodwill amortization, net of income tax	—	—	0.04
Trademark amortization, net of income tax	—	—	—

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	$1.15	$0.95	$0.24

Reported net income (loss)	$14,658	$(16,955)	$(14,293)
Add back: goodwill amortization, net of income tax	—	—	2,136
Add back: trademark amortization, net of income tax	—	—	610

Adjusted net income (loss)	$14,658	$(16,955)	$(11,547)

BASIC NET INCOME (LOSS) PER SHARE:
Reported net income (loss)	$0.33	$(0.38)	$(0.32)
Goodwill amortization, net of income tax	—	—	0.05
Trademark amortization, net of income tax	—	—	0.01

Adjusted net income (loss)	$0.33	$(0.38)	$(0.26)

DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss)	$0.32	$(0.37)	$(0.32)
Goodwill amortization, net of income tax	—	—	0.05
Trademark amortization, net of income tax	—	—	0.01

Adjusted net income (loss)	$0.32	$(0.37)	$(0.26)

Note 6.	Notes Receivable

      Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. In conjunction with the spin-off and merger transaction, on March 26, 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. Accordingly, beginning March 26, 2001, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2003, fiscal 2002 and fiscal 2001, $9.9 million, $9.5 million and $8.1 million,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At January 3, 2004 and December 28, 2002, the outstanding balance of the distributor notes was $81.3 million and $79.4 million, respectively, of which $8.0 million and $7.8 million, respectively, is recorded in accounts and notes receivable, net.

Note 7.	Distributor Routes Held for Sale

      The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, it is obligated to repurchase the territory from the independent distributor for fair market value, which is generally determined as a multiple of average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors are recorded on the company’s Consolidated Balance Sheets as “Assets Held for Sale” while the company actively seeks another distributor to purchase the territory. At January 3, 2004 and December 28, 2002, territories recorded as held for sale were $13.3 and $17.2 million, respectively. The company held and operated 474 and 480 such independent distributor territories for sale at January 3, 2004 and December 28, 2002, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment on at least an annual basis in accordance with the provisions of SFAS 142.

      Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price within the six-month period following the date of sale. If the truck is leased, the company will assume the lease if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.6 million as of January 3, 2004 and December 28, 2002, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal. Also see Note 2, Summary of Significant Accounting Policies.

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

      As of January 3, 2004, the balance in accumulated other comprehensive income (loss) related to derivative transactions was $3.9 million. Of this total, approximately $4.0 million was related to fair value of instruments expiring in fiscal 2004 and $(0.1) million was related to deferred gains and losses on cash-flow hedge positions.

      The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 3, 2004, the company’s hedge portfolio contained commodity derivatives with a fair value of $6.6 million, which is recorded in other current assets. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2004. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at January 3, 2004 that do not qualify for hedge accounting under SFAS 133. During fiscal 2003, fiscal 2002 and fiscal 2001, $0.1 million, $0.4 million and $0.1 million, respectively was recorded as income to current earnings due to changes in fair value of these instruments.

      In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under the facility to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, the announcement date of the pending sale of the Mrs. Smith’s Bakeries frozen dessert business, the company discontinued hedge accounting for these swaps, since the hedged debt and capital leases would be paid off and the swaps would be terminated at the close of the transaction. On April 24, 2003, at the close of the transaction, the interest rate swaps were terminated for cash, and the related balance in other accumulated comprehensive income of $3.3 million, net of income tax of $2.0 million, was reclassified to discontinued operations.

      Additionally, on October 25, 2002, in connection with the acquisition of Ideal Baking Company, Inc. (“Ideal”), the company acquired two interest rate swaps with notional amounts of $1.7 million each, designated cash-flow hedges of the outstanding borrowings of the company.

      The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The fair value of the interest rate swaps on January 3, 2004 was a liability of $0.04 million, which was recorded in other accrued liabilities. During the fifty-three weeks ended January 3, 2004, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the fifty-three weeks ended January 3, 2004 as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedge accounting was discontinued, and April 24, 2003, when the swaps were terminated. An immaterial amount was recorded to current continuing earnings during the fifty-three weeks ended January 3, 2004.

      The company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $47.8 million of raw materials at January 3, 2004. Of these commitments, approximately $46.5 million and $1.3 million are expected to be used in production in fiscal 2004 and 2005, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Acquisitions

      On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company, Inc. (“Bishop”) from Kellogg Company. Bishop had annual sales of approximately $30.0 million from its sole bakery in Cleveland, Tennessee. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.

      On October 25, 2002, Flowers Bakeries acquired Ideal for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal operates approximately 75 sales routes from its Batesville, Arkansas bakery that serves customers in northern Arkansas, southern Missouri and Memphis, Tennessee.

      In September 2001, Flowers Bakeries acquired The Kotarides Baking Company’s (“Kotarides”) business in the Norfolk, Virginia area and certain other assets. The acquisition involved the purchase of approximately 70 Kotarides sales routes that supplies fresh breads, buns, and snack cakes to customers in the Virginia area, two Kotarides distribution centers in Norfolk and the Mary Jane brand name and certain other intangibles. Under the agreement, Flowers Bakeries’ Norfolk, Virginia bakery operates the routes and produces and markets breads and buns under the Mary Jane brand. This acquisition was recorded under the purchase method of accounting.

Note 10.	Other Accrued Liabilities

      Other accrued liabilities consist of:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Employee compensation	$30,476	$27,533
Pension	17,000	11,000
Utilities	3,087	2,793
Fair value of derivative instruments	42	8,594
Insurance	11,888	16,098
Interest	19	4,039
Taxes	3,439	3,289
Non-compete agreements	1,905	2,165
Schwan indemnification	1,449	—
Arbitration award	—	11,375
Other	2,565	13,265

Total	$71,870	$100,151

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt, Lease and Other Commitments

      Long-term debt consisted of the following at January 3, 2004 and December 28, 2002:

	Interest Rate at
	January 3,	Final	January 3,	December 28,
	2004	Maturity	2004	2002

	(Amounts in thousands)
Unsecured credit facility	—	2006	$—	$—
Senior secured credit facilities	—	—	—	180,258
Capital lease obligations	4.29%	2007	9,172	56,887
Other notes payable	4.52%	2013	5,980	13,219

			$15,152	$250,364
Due within one year			5,286	27,231

Due after one year			$9,866	$223,133

      On October 24, 2003, the company executed a new $150.0 million unsecured credit agreement (the “credit facility”). The credit facility is a three year revolving loan facility. Simultaneous with the execution of the credit facility, the company terminated its $130.0 million secured credit agreement. The company’s credit facility provides for total borrowings of up to $150.0 million on its revolving loan facility through October 24, 2006.

      Interest is due quarterly on any outstanding borrowings under the credit facility at the Eurodollar rate or base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 0.0% to 1.45% for the revolving loan facility. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments not utilized under the credit facility.

      The credit facility includes certain restrictions, which, among other things, require maintenance of financial covenants and limits encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a minimum interest coverage ratio, a minimum tangible net worth and a maximum leverage ratio.

      There were no amounts outstanding under the credit agreement facilities at January 3, 2004 and December 28, 2002. The company paid financing costs of $0.6 million in connection with its credit facility. These costs were deferred on the balance sheet and are being amortized over the term of the credit facility. As of January 3, 2004, the company was in compliance with all restrictive financial covenants under the credit facility.

      Under the company’s former secured credit agreement outstanding at December 28, 2002, interest was due quarterly on outstanding borrowings at the Eurodollar rate or base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin was based on the company’s leverage ratio and could range from 0.5% — 2.5% for Term Loan A and the revolving loan facility, and 1.75% — 2.75% for Term Loan B. In addition, a commitment fee of 0.375% — 0.5% was due quarterly on all commitments not utilized under the former secured credit agreement. At December 28, 2002, the interest rates for Term Loan A and Term Loan B were 4.125% and 4.625%, respectively. At December 28, 2002, the outstanding balances of Term Loan A and Term Loan B were $34.2 million and $146.1 million, respectively. In connection with the company’s secured credit agreement outstanding at December 28, 2002, the company paid financing costs of $9.9 million in fiscal 2001. These costs were deferred on the balance sheet and were amortized over the term of the agreement using the effective interest method.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the company’s former secured credit agreement outstanding at December 28, 2002, capital expenditures could not exceed $50.5 million in fiscal 2002. For fiscal 2002, the maximum amount of dividends payable by the company could not exceed $5.0 million, unless certain conditions were met. No dividends were allowed to be paid in fiscal 2001. Loans under the secured agreement were collateralized by substantially all of the assets of the company, excluding real property.

      At December 28, 2002, the company was not in compliance with certain restrictive financial covenants under its former secured credit agreement. Subsequent to December 28, 2002, the company completed an amendment to the former secured credit agreement, which, among other things, permitted the company to exclude the effects of the SFAS 142 and SFAS 144 impairment charges from its fiscal 2002 covenant calculations, bringing the company into compliance with all financial covenants under the former secured credit agreement. The former secured credit agreement was also amended to allow for completion of the sale of Mrs. Smiths Bakeries’ frozen dessert business to Schwan, an increase in the amount of dividends the company could pay, an increase in the company’s ability to repurchase its common stock, acquisitions within certain limits and an increase in the amount of allowable capital expenditures. With the completion of the amendment, the company was in compliance with all covenants under the former secured credit agreement. Pursuant to an amendment to the company’s former secured credit agreement, upon the closing of the transaction with Schwan, proceeds from the sale, net of certain outstanding debt and lease obligations, transaction costs and post closing adjustments, were applied to the outstanding Term Loan A and Term Loan B balances on a pro rata basis. On April 24, 2003, $159.7 million of the net proceeds from the Schwan transaction and $13.7 million of the company’s cash were used to payoff Term Loan A and Term Loan B. Therefore, the balance on the former secured credit facility was $0 as of April 24, 2003. Also on April 24, 2003, proceeds from the Schwan transaction were used to payoff $54.8 million in capital leases and $6.1 million in other notes payable. As such, debt of $15.2 million, remains outstanding at January 3, 2004.

      In anticipation of the Schwan transaction, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in undiscounted lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.

      Interest expense related to the debt and lease obligations required to be repaid of $5.7 million, $19.4 million and $21.1 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, was included in discontinued operations.

      Included in accounts payable in the consolidated balance sheets are book overdrafts of $14.9 million and $17.7 million as of January 3, 2004 and December 28, 2002, respectively.

      The company has also guaranteed, through their respective terms, approximately $2.5 million and $4.5 million in leases at January 3, 2004 and December 28, 2002, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. In the ordinary course of business, when an independent distributor terminates his relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $2.9 million, $2.7 million and $2.3 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The payments are not included in the operating lease table set forth below. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at January 3, 2004 and December 28, 2002, was approximately $12.6 million and $13.6 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at January 3, 2004 and December 28, 2002 related to this obligation.

      The company also had standby letters of credit (“LOC’s”) outstanding of $10.1 million at January 3, 2004, $6.8 million of which reduce the availability of funds under the credit agreement. One of the LOC’s outstanding of $3.3 million supports one of the company’s other notes payable obligations. This LOC does not represent an obligation in excess of the amounts discussed below as debt outstanding. The remaining LOC’s of $6.8 million at January 3, 2004, are with certain insurance companies. None of the LOC’s are recorded as a liability on the consolidated balance sheets.

      Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment.

      Aggregate maturities of debt outstanding, including capital leases, as of January 3, 2004, are as follows (amounts in thousands):

2004	$5,286
2005	2,572
2006	2,627
2007	2,682
2008	191
2009 and thereafter	1,794

Total	$15,152

Leases

      The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 25 years. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value for periods from one month to ten years. The capital leases provide the company with the option to purchase the property at fair value at the end of the lease term. Future minimum lease payments under scheduled leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases

	(Amounts in thousands)

2004	$2,566	$14,082
2005	2,519	11,848
2006	2,453	9,914
2007	2,453	8,980
2008	—	7,289
2009 and thereafter	—	20,245

Total minimum payments	9,991	$72,358

Amount representing interest	819

Obligations under capital leases	9,172
Obligations due within one year	2,216

Long-term obligations under capital leases	$6,956

      Rent expense for all operating leases amounted to $26.8 million for fiscal 2003, $23.5 million for fiscal 2002, and $27.3 million for fiscal 2001.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations

      Our company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties as well as in agreements to sell business assets or lease facilities. In general these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims.

      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The fair value of the indemnification was determined to equal the insurance premium paid by the company, which was $2.7 million. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the 18 month indemnification period. The balance as of January 4, 2003 was $1.5 million. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through January 3, 2004.

Note 12.	Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value, because of the short-term maturity of the instruments. Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 2,800 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at January 3, 2004 and December 28, 2002 were $81.3 million and $79.4 million, respectively, with an interest rate of 12%. The fair value of the company’s long-term debt at January 3, 2004 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of January 3, 2004 and December 28, 2002, was $6.5 million and $(7.6) million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Asset Impairment and Certain Other Charges

Fiscal 2002

      Asset Impairment Charge. In the fourth quarter of fiscal 2002, the company recorded a non-cash asset impairment charge of $26.5 million under SFAS 144. This charge consisted of the following:

	Flowers	Mrs. Smith’s Bakeries	Flowers
	Bakeries	(Discontinued Operations)	Specialty	Total

	(Amounts in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is typically during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This is historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of the Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144. This impairment charge relating to assets held and used was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and therefore is included in discontinued operations in fiscal 2002.

      The impairment of systems costs represents the net book value of certain enterprise-wide information system (“SAP”) costs that were determined to be impaired as a result of the fiscal 2002 internal operating segment reorganization previously discussed in Note 1. In the fourth quarter of fiscal 2002, the company converted four former Mrs. Smith’s Bakeries production facilities from the SAP version used at Mrs. Smith’s Bakeries to the SAP version used at Flowers Bakeries in fiscal 2002.

      Fixed assets to be abandoned consist of certain machinery and equipment that the company has decided will no longer be used in production. As such, the impairment recorded represents the full net book value of those assets. Approximately $3.7 million of this charge related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, therefore is included in discontinued operations in fiscal 2002.

      Segment Reorganization Charge. Effective July 14, 2002 (the first day of the third quarter of fiscal 2002), the company’s two operating segments, Flowers Bakeries and Mrs. Smith’s Bakeries, were restructured to form three operating segments. These segments were Flowers Bakeries, Mrs. Smith’s Bakeries and Flowers Snack. Flowers Snack consists of the snack business previously operated by Mrs. Smith’s Bakeries. The three operating segments share certain administrative services, and, as a result, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. The charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. During the fourth quarter of fiscal 2002, a $0.2 million reduction was recorded to this charge as a result of lower than anticipated payments of contract termination fees. This charge was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, therefore is included in discontinued operations.

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

Fiscal 2001

      Legal Settlement Charge. On March 25, 2002, in Trans American Brokerage, Inc. vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees relating to an alleged breach of a distributorship agreement. The company recorded a $10.0 million charge ($6.2 million after income tax) in discontinued operations for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002 an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until settled or paid. During the fifty-two weeks ended December 28, 2002, the company recorded $0.7 million in interest expense related to this award.

      Mrs. Smith’s Bakeries’ Restructuring Charge. During the fourth quarter of fiscal 2001, Mrs. Smith’s Bakeries recorded a charge of $2.6 million to close the Pembroke, North Carolina production facility. The facility was closed in order to consolidate production efforts. Production for this facility was transferred to the Spartanburg, South Carolina and Stilwell, Oklahoma facilities. This charge consisted of $2.0 million in accelerated depreciation to write-off certain machinery and equipment that was used in production during the fourth quarter of fiscal 2001 but was planned for abandonment at December 29, 2001 and $0.6 million in severance for 172 employees and other related exit costs of closing the facility. Additionally, costs of moving equipment to the other production facilities and the write-down of certain machine parts of $1.0 million were expensed as incurred in materials, supplies, labor and other production costs in fiscal 2001. This plan was completed in fiscal 2001. This charge was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, therefore is included in discontinued operations.

      Flowers Bakeries’ Facility Closing Charge. During the second quarter of fiscal 2001, Flowers Bakeries recorded a charge of $3.1 million as a result of the decision to close its Memphis, Tennessee production facility. In the fourth quarter of 2001, an increase of $0.3 million was made to this charge as a result of more accurate information regarding the fair value of certain assets. The facility was closed in order to consolidate production efforts in this geographical area. The area is served from other production facilities. Severance costs of $1.4 million provided for the termination of 123 employees. Asset impairment charges of $1.0 million and $0.6 million, respectively, were recorded to write-off certain fixed assets and reduce goodwill. Additionally, other related exit costs of $0.4 million were recorded. This plan was completed at the end of fiscal 2001.

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

      In fiscal 2001 a charge of $23.0 million was recorded to the company’s continuing operations and $5.0 million was charged to discontinued operations, as this amount related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, with a corresponding credit to capital in excess of par value as a result of the payments being settled from the proceeds of the spin-off and merger transaction.

Note 14.     Facility Closing Costs and Severance

      The company has continuing obligations in connection with certain plant closings completed in the current and prior fiscal years (primarily regarding payments on a $27.6 million obligation associated with

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mrs. Smith’s Bakeries’ noncancelable leased equipment and facility and other ongoing exit costs recorded in fiscal 1996). Activity with respect to these obligations is as follows:

	Balance at			Balance at
	December 28,			January 3,
	2002	Adjustments	Spending	2004

	(Amounts in thousands)
Non-cancelable lease obligations and other facility closing costs	$10,195	$—	$(6,425)	$3,770
Severance	537	—	(537)	—
Other	1,121	—	(208)	913

Total	$11,853	$—	$(7,170)	$4,683

	Balance at				Balance at
	December 29,				December 28,
	2001	Provision	Adjustments	Spending	2002

	(Amounts in thousands)
Noncancelable lease obligations and other facility closing costs	$13,489	$—	$—	$(3,294)	$10,195
Severance	239	963	—	(665)	537
Other	2,673	148	(1,189)	(511)	1,121

Total	$16,401	$1,111	$(1,189)	$(4,470)	$11,853

      On April 24, 2003, the company used a portion of the proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to extinguish the remaining $4.3 million equipment lease obligation associated with the closed facility in Pottstown, Pennsylvania. The base payments had been accrued for at the plant closing in fiscal 1997. The payoff of the lease was recorded to the reserve in the second quarter of fiscal 2003 and is reflected in spending above.

      The $1.1 million provision recorded during fiscal 2002 was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and is therefore included in discontinued operations.

      Subsequent to year-end, on January 5, 2004, the company reached an agreement with the lessor of the closed facility in Pottstown to terminate the lease with respect to all the real property with the exception of certain portions subleased by the company to Schwan. In connection with this agreement, the company paid the lessor $4.3 million, representing the present value of the remaining lease payments due from the company. This payment reduced the facility closing costs reserve described above and will be reflected as spending in the first quarter of fiscal 2004.

Note 15.	Insurance Proceeds

      The company maintains insurance for property damage, mechanical breakdown, product liability, product contamination and business interruption applicable to its production facilities. During fiscal 1999, Mrs. Smith’s Bakeries incurred substantial costs related to mechanical breakdown and product contamination at certain plants. Mrs. Smith’s Bakeries filed claims under the company’s insurance policies for a portion of these costs that it believed to be insured. Mrs. Smith’s Bakeries recovered insurance proceeds of $7.5 million in fiscal 2001, which represented the final settlement of this insurance claim. This claim was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, therefore the proceeds are included in discontinued operations.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Stockholders’ Equity

      Flowers Foods’ articles of incorporation provide that its authorized capital consist of 100,000,000 shares of common stock having a par value of $0.01 per share and 1,000,000 shares of preferred stock of which (a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 900,000 shares of preferred stock, having a par value per share of $0.01, have not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

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

Shareholder Rights Plan

      In 2001 the Flowers Foods Board of Directors approved and adopted a shareholder rights plan that provided for the issuance of one right for each share of Flowers Foods common stock held by shareholders of record on March 26, 2001. Under the plan, the rights trade together with the common stock and are not exercisable. In the absence of further board action the rights generally will become exercisable, and allow the holder to acquire additional common stock, if a person or group acquires 15% or more of the outstanding shares of Flowers Foods common stock. Rights held by persons who exceed the applicable threshold will be void. Flowers Foods’ Board of Directors may, at its option, redeem all rights for $0.01 per right generally at any time prior to the rights becoming exercisable. The rights will expire on March 26, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Plan

      On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 3, 2004, 874,753 shares at a cost of $22.2 million have been purchased under this plan. All of these purchases occurred during the third and fourth quarters of fiscal 2003.

Dividends

      During fiscal 2003 and fiscal 2002, the company paid dividends of $15.1 million, or $0.33 per share and $1.5 million, or $0.03 per share, respectively.

Stock Splits

      On May 30, 2003, the Board of Directors declared a 3 for 2 stock split payable on June 27, 2003, which resulted in the issuance of 15.1 million shares. On November 16, 2001, the Board of Directors declared a 3 for 2 stock split payable on January 2, 2002, which resulted in the issuance of 9.9 million shares.

Effects of Merger and Spin-off Transaction

      On March 26, 2001, in conjunction with the transactions described in Note 1, Flowers Foods issued one share of its common stock for each five shares of FII common stock outstanding. For accounting purposes, this has been treated as a one for five reverse stock split. The split resulted in the retirement of 80,658,248 shares of common stock and is reflected in the balances at December 30, 2000 in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income as a decrease of $62.6 million in common stock at par value with a corresponding increase in capital in excess of par value.

      In addition to the transactions described in Note 1, all FII treasury shares were cancelled. This cancellation is reflected in the balances at December 30, 2000 in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income as a decrease in common stock at par value of $0.3 million representing the par value of the treasury shares. The remainder of $7.8 million represents treasury shares at cost over par value and is recorded as a decrease to retained earnings at December 30, 2000.

Note 17.	Stock Based Compensation

Stock Incentive Plans

      Flowers Foods has one stock incentive plan that authorizes the compensation committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock and performance units. The Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”) is authorized to grant to eligible employees and non-employee directors up to 4,500,000 shares of Flowers Foods common stock. No option under this plan may be exercised later than ten years after the date of grant. Employee options generally become exercisable four years from the date of grant and generally fully vest at that date or upon a change in control of Flowers Foods. Non-employee options generally become exercisable one year from the date of grant and vest at that time.

      During fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 1,425,450 shares and 2,296,800 shares, respectively were granted to eligible employees pursuant to the EPIP. Additionally, in fiscal 2001, NQSOs to purchase 202,500 shares were granted to non-employee directors. The optionees are

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to pay the market value, determined as of the grant date, which was $21.02 for the fiscal 2003 grant and $9.48 for the fiscal 2001 grant. As of January 3, 2004, there were 3,626,850 NQSOs outstanding.

      The stock option activity for fiscal 2003, fiscal 2002 and fiscal 2001 pursuant to the EPIP is set forth below:

			For the 52 Weeks Ended
	For the 53 Weeks
	Ended
	January 3, 2004		December 28, 2002		December 29, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(Amounts in thousands, except price data)
Outstanding at beginning of year	2,408	$9.48	2,499	$9.48	—	—
Granted	1,425	$21.02	—	—	2,499	$9.48
Exercised	(206)	$9.48	(22)	$9.48	—	—
Forfeitures	—	—	(69)	$9.48	—	—

Outstanding at end of year	3,627	$14.02	2,408	$9.48	2,499	$9.48

Exercisable at end of year	180		180		—

Weighted average fair value of options granted during the year	$21.02		$—		$9.48

      As of January 3, 2004, all options outstanding under the EPIP had an average exercise price of $14.02 and a weighted average remaining contractual life of 8.5 years.

      As a result of the sale of the Mrs. Smith’s Bakeries frozen dessert business, the exercise of NQSOs for certain employees of Mrs. Smith’s Bakeries were accelerated. As a result of this acceleration, the company charged $1.6 million to discontinued operations.

      Because the company applies APB 25 in accounting for the EPIP, and the option exercise price is the market price of the company’s common stock at the date of grant, no compensation expense has been recognized for options granted under the EPIP.

Stock Appreciation Rights Plan

      The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest over four years. The company is required to record compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. In fiscal 2003, the company recorded $6.9 million in compensation expense related to these rights. In fiscal 2002, the company recorded a benefit of $0.2 million as a result of a decrease in its stock price from fiscal 2001. In fiscal 2001, the company recorded $1.4 million in compensation expense related to these rights.

      The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. In fiscal 2003, the company recorded $0.6 million in compensation expense related to these rights. During fiscal 2002 and fiscal 2001, the company did not recognize any expense related to these rights because the exercise price exceeded the fair market value.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The rights activity for fiscal 2003, fiscal 2002 and fiscal 2001 is set forth below:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands, except price data)
Beginning balance	865	872	—
Rights granted	394	23	872
Rights vested	(131)	—	—
Forfeitures	(17)	(30)	—

Ending balance	1,111	865	872

Weighted average — grant date fair value	$13.53	$9.77	$9.57

      As a result of the sale of the Mrs. Smith’s Bakeries frozen dessert business, rights associated with certain employees of Mrs. Smith’s Bakeries vested at the time of the sale. As a result of this vesting, the company charged $1.1 million to discontinued operations.

Note 18.     Comprehensive Income (Loss)

      The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income (loss) adjusted by other comprehensive income (loss), was $18.1 million, $(33.9) million and $(19.2) million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

      During fiscal 2003 and fiscal 2002, changes to accumulated other comprehensive loss, net of income tax, were as follows:

	2003	2002

	(Amounts in thousands)
Accumulated other comprehensive loss, beginning balance	$21,834	$4,904
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $(26) and $198, respectively	(42)	297
Reclassified to earnings (materials, labor and other production costs), net of income tax of $35 and $(170), respectively	56	(255)
Effective portion of change in fair value of hedging instruments, net of income tax of $(3,308) and $(265), respectively	(5,286)	(397)
Reclassified to discontinued operations, net of income tax of $(2,035)	(3,250)	—
Additional minimum pension liability, net of income tax of $3,171 and $10,821, respectively	5,066	17,285

Accumulated other comprehensive loss, ending balance	$18,378	$21,834

      The balance of accumulated other comprehensive loss consists of the following:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Derivative financial instruments	$(3,973)	$4,549
Additional minimum pension liability	22,351	17,285

Total	$18,378	$21,834

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.     Earnings Per Share

      Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consists primarily of the incremental shares associated with the company’s stock option plans. All share data presented below reflect the stock splits discussed in Note 16. The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands, except per share data)
Numerator
Income from continuing operations before cumulative effect of a change in accounting principle	$52,804	$43,485	$9,018
Loss from discontinued operations	(38,146)	(37,362)	(23,311)
Cumulative effect of a change in accounting principle	—	(23,078)	—

Net income (loss)	$14,658	$(16,955)	$(14,293)

Denominator
Basic weighted average shares outstanding	44,960	44,754	44,697
Add: Shares of common stock assumed upon exercise of stock options	805	1,037	177
Add: Shares of common stock assumed under contingent stock	3	1	—

Diluted weighted average shares outstanding	45,768	45,792	44,874

Net Income (Loss) Per Common Share:
Basic
Income from continuing operations before cumulative effect of a change in accounting principle	$1.17	$0.97	$0.20
Loss from discontinued operations	(0.84)	(0.83)	(0.52)
Cumulative effect of a change in accounting principle	—	(0.52)	—

Net income (loss)	$0.33	$(0.38)	$(0.32)

Diluted
Income from continuing operations before cumulative effect of a change in accounting principle	$1.15	$0.95	$0.20
Loss from discontinued operations	(0.83)	(0.82)	(0.52)
Cumulative effect of a change in accounting principle	—	(0.50)	—

Net income (loss)	$0.32	$(0.37)	$(0.32)

      No options were antidilutive or excluded for any period presented.

Note 20.     Postretirement Plans

Defined Benefit Plans

      The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of January 3, 2004 and December 28, 2002, the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.

      The net periodic pension cost for the company’s plans that are not fully funded include the following components:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Service cost	$6,158	$6,508	$6,982
Interest cost	14,966	14,399	14,044
Expected return on plan assets	(12,224)	(14,218)	(14,791)
Amortization of transition assets	2	(792)	(841)
Prior service cost	56	47	50
Recognized net actuarial loss (gain)	2,100	—	(81)

Net periodic pension cost	11,058	5,944	5,363
SFAS 88 Costs:
Special termination benefit costs	—	—	—
Curtailment costs	79	—	51
Settlement costs	—	—	4,516

Total net periodic benefit costs	$11,137	$5,944	$9,930

      Actual return (loss) on plan assets for fiscal 2003, fiscal 2002 and fiscal 2001 was $27.5 million, $(8.7) million and $(2.5) million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The funding status and the amounts recognized in the Consolidated Balance Sheets for the company’s plans that are not fully funded are as follows:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$220,660	$189,708
Service cost	6,158	6,508
Interest cost	14,966	14,399
Plan amendments	—	184
Actuarial loss	27,094	19,083
Curtailment	(4,246)	—
Benefits paid	(9,280)	(9,222)

Benefit obligation at end of year	255,352	220,660

Change in plan assets:
Fair value of plan assets at beginning of year	147,739	159,406
Actual return on plan assets	27,450	(8,645)
Employer contribution	11,000	6,200
Benefits paid	(9,280)	(9,222)

Fair value of plan assets at end of year	176,909	147,739

Funded status	(78,443)	(72,921)
Unrecognized net actuarial loss	54,135	48,613
Unrecognized prior service cost	340	476
Unrecognized net transition asset	—	2

Net amount recognized at end of year	(23,968)	(23,830)

Amounts recognized in the balance sheet:
Prepaid benefit cost	—	242
Accrued benefit cost	(23,968)	(24,072)
Additional minimum liability	(36,684)	(28,584)
Intangible asset	340	478
Accumulated other comprehensive income	36,344	28,106

Net amount recognized at end of year	$(23,968)	$(23,830)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets were $255.4 million, $237.5 million and $176.9 million, respectively, as of September 30, 2003 and $220.7 million, $200.1 million and $147.7 million, respectively, as of September 30, 2002.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used in accounting for the company’s plans that are not fully funded at each of the respective period-ends are as follows:

	January 3,	December 28,	December 29,
	2004	2002	2001

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2003	9/30/2002	9/30/2001
Discount rate	6.00%	6.75%	7.50%
Rate of compensation increase	3.50%	4.25%	5.00%
Weighted average assumptions used to determine net cost:
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.25%	5.00%	5.50%

      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns, targeted asset allocation and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 8.9% (net of investment expenses). Based on these factors the long-term rate of return objective for the plan was set at 8.5% in fiscal 2004.

Plan Assets

      The plan asset allocation as of the plan measurement date for January 3, 2004 and December 28, 2002, and target asset allocations for 2004 are as follows:

		Percentage of Plan
		Assets at the
	Target	Measurement Date
	Allocation
Asset Category	2004	2003	2002

Equity securities	50-85%	66.0%	62.1%
Debt securities	10-50%	24.4%	30.2%
Real estate	0-25%	—	—
Other diversifying strategies(1)	0-40%	—	—
Cash	0-15%	5.8%	3.2%
Other	0-5%	3.8%	4.5%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.

      Equity securities include Flowers’ common stock of 820,814 and 820,814 shares in the amount of $21.2 million and $10.7 million (12.0% and 7.2% of total plan assets) as of January 3, 2004 and December 28, 2002, respectively. Subsequent to the measurement date the company rebalanced the plan assets. On January 3, 2004, the plan assets were allocated as follows: 66.3% equity securities, 14.9% debt securities, 4.8% real estate, 9.6% other diversifying strategies, 0.8% cash and 3.6% other.

      The Finance Committee (the “committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate.

Cash Flows

Year	Required	Discretionary

	(Amounts in thousands)
2002	$—	$6,200
2003	$—	$11,000
2004 (Expected)	$—	$17,000

      All contributions are made in cash. The contributions made during fiscal 2003 and expected to be made in fiscal 2004 are not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, this was and will be an appropriate time in which to make the contributions in order to reduce the impact of future contributions.

Benefit Payments

      The following are benefits paid during fiscal 2003, fiscal 2002 and expected to be paid from fiscal 2004 through fiscal 2013. All benefits are expected to be paid from the plans’ assets.

Pension Benefits

(Amounts in thousands)
2002	$9,222
2003	9,280
Estimated Future Payments:
2004	$9,942
2005	10,408
2006	10,852
2007	11,373
2008	12,039
2009 – 2013	72,635

Additional Minimum Pension Liability

      The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In fiscal 2003 and fiscal 2002, the company recorded a minimum liability adjustment that impacted other comprehensive income by $5.1 million and $17.3 million, respectively, net of income tax of $3.2 million and $10.8 million, respectively. The additional minimum pension liability was $22.4 million and $17.3 million at January 3, 2004 and December 28, 2002, respectively.

Postretirement Benefit Plan

      The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic postretirement benefit expense for the company includes the following components:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Service cost	$203	$191	$176
Interest cost	271	341	341
Prior service cost	352	389	388
Recognized net actuarial (gain)	(29)	(5)	(10)

Net periodic pension cost	797	916	895
SFAS 88 Costs:
Special termination benefit costs	—	—	—
Curtailment costs	3	—	—
Settlement costs	—	—	—

Total net periodic pension costs	$800	$916	$895

      The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement obligation are as follows:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,119	$4,514
Service cost	203	191
Interest cost	271	341
Participant contributions	245	301
Actuarial loss (gain)	1,270	(704)
Curtailments	(397)	—
Benefits paid	(465)	(524)

Benefit obligation at end of year	5,246	4,119

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	220	223
Participant contributions	245	301
Benefits paid	(465)	(524)

Fair value of plan assets at end of year	—	—

Funded status	(5,246)	(4,119)
Contribution between measurement date and fiscal year end	55	—
Unrecognized net actuarial loss (gain)	377	(868)
Unrecognized prior service cost	2,164	2,915

Net amount recognized at end of year	$(2,650)	$(2,072)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(2,650)	$(2,072)

Net amount recognized at end of year	$(2,650)	$(2,072)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	January 3,	December 28,	December 29,
	2004	2002	2001

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2003	9/30/2002	9/30/2001
Discount rate	6.00%	6.75%	7.50%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net cost:
Discount Rate	6.75%	7.50%	8.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Assumed health care cost trend rate for next year	10.00%	9.00%	10.00%
Rate that the cost trend gradually declines to	5.25%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2007	2006	2006

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease		One-Percentage Point Increase

	For the year ended	For the year ended	For the year ended	For the year ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002

	(Amounts in thousands)
Effect on total of service and interest cost	$(52)	$(69)	$61	$62
Effect on postretirement benefit obligation	$(306)	$(419)	$352	$362

Cash Flows

	Minimum Funding
Year	Requirement	Discretionary

2002	$223	$—
2003	$221	$—
2004 (Expected)	$308	$—

      All contributions are made in cash. Of the $0.3 million expected to be contributed to fund postretirement benefit plans during 2004, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.2 and $0.3 million for the years ending January 3, 2004 and December 28, 2002, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Payments

      The following are benefits paid during fiscal 2003 and fiscal 2002 and expected to be paid from fiscal 2004 through fiscal 2013. All benefits are expected to be paid from the company’s assets.

Postretirement Benefits

(Amounts in thousands)
2002	$524
2003	465
Estimated Future Payments:
2004	$308
2005	312
2006	338
2007	370
2008	391
2009 – 2013	2,495

Other Plans

      The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2003, $0.5 million for fiscal 2002 and $0.8 million for fiscal 2001.

      The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Prior to April 1, 2001, costs and contributions for employees who do not participate in the defined benefit plan are 2% of compensation and 25% of the employees’ contributions, up to 6% of compensation. During fiscal 2003, fiscal 2002 and fiscal 2001, the total cost and contributions were $4.4 million, $4.3 million and $3.9 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.     Income Taxes

      The company’s income tax expense consists of the following:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Current Taxes:
Federal	$—	$—	$—
State	929	498	1,305

	929	498	1,305

Deferred Taxes:
Federal	26,902	25,713	7,135
State	5,232	1,010	(1,200)

	32,134	26,723	5,935

Income tax expense	$33,063	$27,221	$7,240

      Deferred tax assets (liabilities) are comprised of the following:

	January 3,	December 28,
	2004	2002

	(Amounts in thousands)
Self insurance	$4,445	$6,038
Compensation and employee benefits	29,503	24,935
Accrued reserves	1,854	10,970
Deductible goodwill	—	7,050
Loss carryforwards	45,469	59,817
Purchase accounting reserve	7,623	6,943
Other	6,825	6,501
Deferred tax assets valuation allowance	(6,792)	(7,846)

Deferred tax assets	88,927	114,408

Depreciation	(64,560)	(82,350)
Other	(5,213)	(3,669)

Deferred tax liabilities	(69,773)	(86,019)

Net deferred tax asset	$19,154	$28,389

      The deferred tax valuation allowance relates primarily to state net operating losses. The net decrease in the valuation allowance for deferred tax assets of $1.1 million is a result of changes in the company’s expected utilization of separate company state net operating losses in the future. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statement of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statement of Income may be necessary.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Tax at U.S. federal income tax rate	$30,053	$24,747	$5,690
State income taxes, net of U.S. federal income tax benefit	3,754	2,594	484
(Decrease) increase in valuation allowance	(1,054)	(452)	1,284
Dividends received from majority-owned subsidiary	—	—	981
Other	310	332	(1,199)

Income tax expense	$33,063	$27,221	$7,240

      Additionally, the company recognized an income tax benefit in discontinued operations of $23.2 million, $22.6 million and $12.9 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively (see Note 4).

      The amount of federal net operating loss carried forward is $84.8 million with expiration dates through fiscal 2020. The company expects to utilize the carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $372.2 million with expiration dates through fiscal 2020. The utilization of these losses could be limited in the future and the company has provided a valuation allowance for this limitation as discussed above.

      Subsequent to year end, the Internal Revenue Service (“IRS”) began an audit of the company’s income tax returns with respect to fiscal 2001 and fiscal 2002. The audit is in its initial phase, however we do not believe the audit will have a material effect on our results of operations or financial condition.

      During fiscal 2000 and fiscal 2001, the company was under examination by the IRS with respect to fiscal 2000, fiscal 1999 and fiscal 1998, the twenty-seven weeks ended January 3, 1998 and fiscal 1997. The company reached an agreement with the IRS to settle the audit in fiscal 2001. As a result of this agreement, the company was assessed $5.5 million in taxes and interest. The results were reflected in the fiscal 2001 Consolidated Financial Statements. The significant issues raised by the IRS did not have a material effect on the Consolidated Statement of Income. In fiscal 2002, the company applied for a refund of $8.3 million as a result of net operating loss carryback claims. The taxes and interest assessed in fiscal 2001 were applied against the refund request and the company received the net amount as a refund in fiscal 2002.

Note 22.     Commitments and Contingencies

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

      The SEC is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and intends to cooperate fully during the course of its investigation. The company currently believes that it is not the focus of this investigation.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company has purchased insurance to cover possible claims (or occurrences) under this indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement. The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium and, together with the indemnification liability, is being amortized over the eighteen month indemnification period. The balance as of January 3, 2004 was $1.5 million. We do not believe that any of these commitments will have a significant effect on our results of operations or financial condition. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through January 3, 2004.

      The company has recorded current liabilities of $11.5 million and $15.7 million related to self-insurance reserves at January 3, 2004 and December 28, 2002, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

Note 23.     Segment Reporting

      On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. Prior year data has been restated to reflect the segment reorganization.

      Flowers Bakeries produces fresh packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Sales:
Flowers Bakeries	$1,126,000	$1,050,143	$1,040,074
Flowers Specialty	378,408	332,541	321,224
Eliminations: Sales from Flowers Specialty to Flowers Bakeries	(51,413)	(54,077)	(61,808)

	$1,452,995	$1,328,607	$1,299,490

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 53
	Weeks Ended	For the 52 Weeks Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(Amounts in thousands)
Depreciation and Amortization:
Flowers Bakeries	$43,342	$44,130	$45,857
Flowers Specialty	10,846	12,454	11,079
Other(1)	(253)	190	188

	$53,935	$56,774	$57,124

Asset Impairment and Certain Other Charges (See Note 13):
Flowers Bakeries	$—	$337	$11,653
Flowers Specialty	—	1,795	1,727
Other(1)	—	—	13,125

	$—	$2,132	$26,505

Income (Loss) from Operations:
Flowers Bakeries	$90,331	$81,863	$66,899
Flowers Specialty	19,706	9,786	1,354
Other(1)	(32,152)	(25,780)	(24,713)
Asset Impairment and certain other charges	—	(2,132)	(26,505)

	$77,885	$63,737	$17,035

Net Interest Income (Expense)	$7,982	$6,969	$(7,199)

Gain on Early Extinguishment of Debt	$—	$—	$6,422

Income From Continuing Operations Before Income Taxes	$85,867	$70,706	$16,258

Capital Expenditures:
Flowers Bakeries	$26,686	$26,482	$24,343
Flowers Specialty	13,329	4,610	3,203
Other(2)	3,603	17,719	21,968

	$43,618	$48,811	$49,514

	As of

	January 3,	December 28,
	2004	2002

Assets:
Flowers Bakeries	$568,681	$587,307
Flowers Specialty	153,858	123,116
Other(3)	124,700	392,079

	$847,239	$1,102,502

(1)	Represents Flowers Foods’ corporate head office amounts.
(2)	Represents Flowers Foods’ corporate head office amounts and also for the 53 weeks ended January 3, 2004 and the 52 weeks ended December 28, 2002 and December 29, 2001, includes $0.4 million, $17.4 million and $21.9 million, respectively, relating to the Mrs. Smith’s Bakeries frozen dessert business sold in April 2003.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs. As of December 28, 2002, also includes $243.1 million relating to the Mrs. Smith’s Bakeries frozen dessert business sold in April 2003.

Note 24.     Unaudited Quarterly Financial Information

      Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks and the fourth quarter of fiscal 2003, which includes thirteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)
Sales	2003	$434,552	$337,193	$333,175	$348,075
	2002	$396,158	$317,945	$311,042	$303,462
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2003	$220,915	$171,628	$165,792	$174,498
	2002	$205,766	$164,045	$158,310	$148,600
Income from continuing operations before cumulative effect of a change in accounting principle	2003	$13,653	$13,774	$12,718	$12,659
	2002	$13,125	$13,479	$11,070	$5,811
(Loss) income from discontinued operations, net of income tax	2003	$(19,313)	$(23,118)	$(259)	$4,544
	2002	$(11,402)	$(7,430)	$(2,867)	$(15,663)
Cumulative effect of a change in accounting principle, net of income tax	2003	—	—	—	—
	2002	$(23,078)	—	—	—
Net (loss) income	2003	$(5,660)	$(9,344)	$12,459	$17,203
	2002	$(21,355)	$6,049	$8,203	$(9,852)
Basic income per common share from continuing operations before cumulative effect of a change in accounting principle	2003	$0.31	$0.31	$0.28	$0.28
	2002	$0.29	$0.30	$0.25	$0.13
Diluted income per common share from continuing operations before cumulative effect of a change in accounting principle	2003	$0.29	$0.30	$0.28	$0.28
	2002	$0.29	$0.30	$0.24	$0.13
Basic net (loss) income per common share	2003	$(0.13)	$(0.21)	$0.28	$0.38
	2002	$(0.48)	$0.14	$0.18	$(0.22)
Diluted net (loss) income per common share	2003	$(0.12)	$(0.20)	$0.27	$0.37
	2002	$(0.46)	$0.13	$0.18	$(0.22)

Note 25.     Subsequent Events

      Dividend. On February 13, 2004, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock to be paid on March 12, 2004 to shareholders of record on February 27, 2004.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Flowers Foods, Inc:

      Our audits of the consolidated financial statements referred to in our report dated February 13, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 13, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

      Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning	Additions Charged		Ending
	Balance	to Expenses	Deductions	Balance

	(Amounts in thousands)
Classification:
Year Ended January 3, 2004
Facility closing costs	$11,853	—	7,170	$4,683
Allowance for doubtful accounts	$1,475	3,368	2,761	$2,082
Inventory reserves	$1,743	1,067	2,541	$269
Valuation allowance	$7,846	—	1,054	$6,792
Year Ended December 28, 2002
Facility closing costs	$16,401	1,111	5,659	$11,853
Allowance for doubtful accounts	$1,271	4,152	3,948	$1,475
Inventory reserves	$1,896	3,077	3,230	$1,743
Valuation allowance	$8,298	—	452	$7,846
Year Ended December 29, 2001
Facility closing costs	$19,356	5,923	8,878	$16,401
Allowance for doubtful accounts	$1,261	3,910	3,900	$1,271
Inventory reserves	$3,146	3,709	4,959	$1,896
Valuation allowance	$6,747	1,551	—	$8,298