Form 10-Q
period 2004-04-24
FLOWERS FOODS INC
filed 2004-06-03
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 28, 2004

Common Stock, $.01 par value with Preferred Share Purchase Rights	44,062,777

FLOWERS FOODS, INC.

INDEX

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

     Forward-looking statements are based on current information, and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees and independent distributors; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	the credit and business risks associated with our suppliers, and with our customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	APRIL 24, 2004	JANUARY 3, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,403	$42,416

Accounts and notes receivable, net of allowances of $550 and $2,082, respectively	109,582	99,373

Inventories, net:
Raw materials	9,043	9,100
Packaging materials	7,296	7,127
Finished goods	16,898	14,487

	33,237	30,714

Spare parts and supplies	20,441	20,149

Assets held for sale	14,637	14,080

Deferred taxes	34,096	39,627

Other	17,476	20,349

	258,872	266,708

Net Property, Plant and Equipment	434,620	431,988

Notes Receivable	72,568	73,345

Other Assets	3,628	4,039

Goodwill	58,567	57,038

Other Intangible Assets, net	13,703	14,121

	$841,958	$847,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,777	$5,286
Accounts payable	73,325	81,293
Facility closing costs and severance	244	4,683
Other accrued liabilities	69,869	71,870

	148,215	163,132

Long-Term Debt and Capital Leases	15,652	9,866

Other Liabilities:
Postretirement/postemployment obligations	49,333	46,302
Deferred Taxes	21,665	20,473
Other	25,312	29,815

	96,310	96,590

Minority Interest in Variable Interest Entity	2,825	—

Stockholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued
Preferred stock-$.01 par value, 900,000 authorized and none issued
Common stock-$.01 par value, 100,000,000 authorized 45,185,121 and 45,185,121 shares issued	452	452
Treasury stock	(26,950)	(22,143)
Capital in excess of par value	485,538	486,739
Retained earnings	140,270	130,981
Unearned compensation	(1,196)	—
Accumulated other comprehensive loss	(19,158)	(18,378)

	578,956	577,651

	$841,958	$847,239

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19,2003
Sales	$457,839	$434,552
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	228,054	213,637
Selling, marketing and administrative expenses	186,434	183,702
Depreciation and amortization	16,902	17,162

Income from continuing operations before interest, income taxes and minority interest	26,449	20,051
Interest income	(2,969)	(2,943)
Interest expense	292	794

Income from continuing operations before income taxes and minority interest	29,126	22,200
Income tax expense	10,774	8,547

Income from continuing operations before minority interest	18,352	13,653
Minority interest in variable interest entity	(1,142)	—

Income from continuing operations	17,210	13,653
Loss from discontinued operations, net of income tax	(3,486)	(19,313)

Net income (loss)	$13,724	$(5,660)

Net Income (Loss) Per Common Share:
Basic:
Income from continuing operations	$0.39	$0.30
Loss from discontinued operations, net of income tax	(0.08)	(0.43)

Net income (loss) per share	$0.31	$(0.13)

Weighted average shares outstanding	44,322	44,978

Diluted:
Income from continuing operations	$0.38	$0.29
Loss from discontinued operations, net of income tax	(0.08)	(0.41)

Net income (loss) per share	$0.30	$(0.12)

Weighted average shares outstanding	45,473	46,687

Cash dividends paid per common share	$0.10	$0.03

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income (loss)	$13,724	$(5,660)
Adjustments to reconcile net income (loss) to net cash provided by (disbursed for) operating activities:
Discontinued operations	5,099	6,170
Stock appreciation rights	1,129	2,568
Depreciation and amortization	16,902	17,162
Deferred income taxes	8,156	5,846
Provision for inventory obsolescence	160	688
Allowances for accounts receivable	556	2,003
Minority interest in variable interest entity	1,142	—
Other	537	(89)
Changes in assets and liabilities:
Accounts and notes receivable, net	(10,039)	(17,687)
Inventories, net	(2,573)	(4,974)
Other assets	429	(933)
Pension contributions	(8,500)	—
Accounts payable and other accrued liabilities	(12,366)	(4,110)
Facility closing costs and severance	(4,439)	(1,206)

NET CASH PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES	9,917	(222)

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,380)	(11,037)
Proceeds from notes receivable	862	83
Acquisitions, net of cash acquired	—	(14,534)
Consolidation of variable interest entity	1,527	—
Other	(523)	353

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(13,514)	(25,135)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(4,436)	(1,499)
Exercise of stock options	471	—
Stock repurchases	(7,774)	—
Change in book overdraft	2,440	(6,703)
Debt and capital lease obligation payments	(117)	(9,259)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(9,416)	(17,461)

Net decrease in cash and cash equivalents	(13,013)	(42,818)
Cash and cash equivalents at beginning of period	42,416	69,826

Cash and cash equivalents at end of period	$29,403	$27,008

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 24, 2004 and January 3, 2004 and the results of operations and cash flows for the sixteen week periods ended April 24, 2004 and April 19, 2003. The results of operations for the sixteen week periods ended April 24, 2004 and April 19, 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, deferred tax asset valuation allowances and pension obligations. These policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

REPORTING PERIODS — Fiscal 2004 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2004 (sixteen weeks), second quarter ending July 17, 2004 (twelve weeks), third quarter ending October 9, 2004 (twelve weeks) and fourth quarter ending January 1, 2005 (twelve weeks). Fiscal 2003 consisted of 53 weeks.

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting. Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. The interest charged on the distributor notes was 12%. During this time, the third party paid the company approximately 5% of the interest on the distributor notes as a servicing fee for acting as the servicing agent of the distributor notes. The company reduced selling, marketing and administrative expenses as the fee covered administrative costs incurred by the company in collecting payments from the distributor and remitting the payments to the third party. Upon the purchase of the notes from the third party on March 26, 2001, the company consistently applied this allocation of the 12% interest received on the distributor notes to effectively offset its administrative expenses associated with administering the distributor notes. The remaining 7% was recorded as interest income. The company determined during the fourth quarter of fiscal 2003 that a reclassification of the 5% servicing fee from selling, marketing and administrative expenses to interest income is a more appropriate presentation. The reclassification for the first quarter of fiscal 2003 is $1.2 million. This reclassification does not effect sales or income from continuing operations.

STOCK SPLIT — On May 30, 2003, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003, and new shares were issued on June 27, 2003. Earnings (loss) per common share has been restated for the first quarter of fiscal 2003 giving retroactive effect to the stock split.

SEGMENTS — On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to Flowers Bakeries and Flowers Specialty as currently operated. The frozen dessert business of Mrs. Smith’s Bakeries that was sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

SIGNIFICANT CUSTOMER — During the sixteen weeks ended April 24, 2004, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 15.0% of the consolidated company’s sales with 12.9% attributable to Flowers Bakeries and 2.1% attributable to Flowers Specialty. During the sixteen weeks ended April 19, 2003, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 12.2% of the consolidated company’s sales with 11.0% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty.

STOCK BASED COMPENSATION — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, Amendment of FASB Statement No. 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Furthermore, SFAS 148 mandates disclosures in both interim and year-end financial statements. The company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, as permitted by SFAS 123, the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income (loss) and net income (loss) per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	April 24, 2004	April 19, 2003
Net income (loss), as reported	$13,724	$(5,660)
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income (loss) under fair value method	(1,178)	(648)

Pro forma net income (loss)	$12,546	$(6,308)

Basic net income (loss) per share
as reported	$0.31	$(0.13)
pro forma	$0.28	$(0.14)
Diluted net income (loss) per share
as reported	$0.30	$(0.12)
pro forma	$0.28	$(0.13)

2. DISCONTINUED OPERATIONS

     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. The frozen dessert business sold to Schwan is presented as discontinued operations for the sixteen weeks ended April 24, 2004 and April 19, 2003. Accordingly, the operations and certain transaction costs are included in “Discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income. An analysis of this line item is as follows (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	April 24, 2004	April 19, 2003
Operating loss	$—	$(18,790)
Financial advisor fees	—	(1,870)
Legal, accounting and other	—	(1,336)
Lease termination fees	—	(4,334)
Interest (see Note 7)	—	(5,545)
Derivative activity	—	471
Provision for retained liabilities	(5,099)	—
Other	(570)	—

Pre-tax discontinued operations	(5,669)	(31,404)
Income tax benefit	2,183	12,091

Discontinued operations, net of income tax	$(3,486)	$(19,313)

     On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company purchased an insurance policy to cover claims that may arise under the indemnification. The fair value of the indemnification was determined to equal the insurance premium paid by the company, which was $2.7 million and the balance as of April 24, 2004 was $0.9 million. Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition of the company. During the first quarter of fiscal 2004, based on recent claim activity which the company continues to investigate, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred attributable to these claims.

     There were no revenues recorded for the discontinued operations in the sixteen weeks ended April 24, 2004. Revenue related to the discontinued operations of $64.4 million was included in the operating loss above for the sixteen weeks ended April 19, 2003.

     The company’s former Senior Secured Credit Facility required that a substantial portion of the facility be repaid from the proceeds of the sale of the frozen dessert business of Mrs. Smith’s Bakeries. Interest expense was allocated to discontinued operations based on the ratio of the amount of debt required to be repaid to the amount of debt actually repaid (i.e. both required and on a voluntary basis) at April 24, 2003 in connection with the divestiture of the Mrs. Smith’s Bakeries frozen dessert business.

3. COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income (loss) adjusted by other comprehensive income (loss), was $12.9 million for the sixteen weeks ended April 24, 2004.

     During the sixteen weeks ended April 24, 2004, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2004
Accumulated other comprehensive loss, January 3, 2004	$(18,378)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $73	117
Reclassified to earnings (materials, labor and other production costs), net of income tax benefit of $(20)	(32)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of ($542)	(865)

Accumulated other comprehensive loss, April 24, 2004	$(19,158)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the sixteen weeks ended April 24, 2004 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 3, 2004	$49,048	$7,990	$57,038
Consolidation of variable interest entity	1,529	—	1,529

Balance as of April 24, 2004	$50,577	$7,990	$58,567

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer lists and non-compete agreements, for the sixteen weeks ended April 24, 2004 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 3, 2004	$7,621	$6,500	$14,121
Amortization expense	(71)	(347)	(418)

Balance as of April 24, 2004	$7,550	$6,153	$13,703

5. NEW ACCOUNTING PRONOUNCEMENTS

     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46R was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a variable interest entity (“VIE”) or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company maintains a transportation agreement with a thinly capitalized entity, in which the company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company has consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company recorded $18.1 million of assets, or 2.2% of total assets, consisting primarily of $13.0 million of transportation equipment recorded as capital lease obligations. Sales of $3.0 million, or 0.6%, and income from continuing operations before income taxes and minority interest of $1.1 million, or 3.8%, were recorded for the sixteen weeks ended April 24, 2004 resulting from this consolidation. The VIE has sufficient collateral and the owner of the VIE personally guarantees the obligations of the VIE. Therefore the VIE’s creditors have no recourse against the general credit of the company.

     Pensions. In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS 132R is effective for fiscal years ending after December 15, 2003.

     Revenue Recognition. In December 2003, the SEC released Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar, and shortening, along with pulp and paper and petroleum-based packaging products.

     As of April 24, 2004 and January 3, 2004, the company’s hedge portfolio contained commodity derivatives with a fair value of $5.2 million and $6.6 million, respectively, which are recorded primarily in other current assets and other long-term assets. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2005. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded in the current period earnings as a selling, marketing and administrative expense. The company held no commodity derivatives at April 24, 2004 that do not qualify for hedge accounting under SFAS 133.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at April 24, 2004 and January 3, 2004 (amounts in thousands):

	APRIL 24, 2004	JANUARY 3, 2004
Unsecured credit facility	$—	$—
Capital lease obligations	13,303	9,172
Other notes payable	7,126	5,980

	20,429	15,152
Less current maturities	4,777	5,286

Total long-term debt	$15,652	$9,866

     On October 24, 2003, the company executed a $150.0 million unsecured credit agreement (the “credit facility”). The credit facility is a three-year revolving loan facility that provides for total borrowings of up to $150.0 million through October 24, 2006.

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

     There were no amounts outstanding under the credit facility at April 24, 2004 and January 3, 2004. The company paid financing costs of $0.6 million in connection with the credit facility. These costs were deferred and are being amortized over the term of the credit facility. As of April 24, 2004, the company was in compliance with all financial covenants under the credit facility.

     Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan of $5.5 million for the sixteen weeks ended April 19, 2003 is included in discontinued operations.

     Included in accounts payable in the condensed consolidated balance sheet are book overdrafts of $17.3 million and $14.9 million as of April 24, 2004 and January 3, 2004, respectively.

8. FACILITY CLOSING COSTS AND SEVERANCE

     The company has continuing obligations in connection with certain plant closings completed in the prior fiscal years. Activity with respect to these obligations was as follows (amounts in thousands):

	January 3, 2004	Adjustment	Spending	April 24, 2004
Noncancelable lease obligations and other facility closing costs	$3,770	$—	$(3,620)	$150
Other	913	(100)	(719)	94

Total	$4,683	$(100)	$(4,339)	$244

     During the first quarter of fiscal 2004, the company reached an agreement with the lessor of a closed facility in Pottstown, Pennsylvania, to terminate the lease with respect to all the real property with the exception of certain portions subleased by the company to Schwan. In connection with this agreement, the company paid the lessor $4.3 million, representing the present value of the remaining lease payments due from the company.

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

     The SEC is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and is cooperating fully during the course of the investigation. The company believes that it is not the focus of this investigation. However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. The company had recorded an accrual of $11.5 million relating to TAB, therefore $2.5 million was reversed from accrued reserves into discontinued operations under the Mrs. Smith’s Bakeries’ operating loss in the first quarter of fiscal 2003.

10. EARNINGS PER SHARE

     On May 30, 2003, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003, and new shares were issued on June 27, 2003. Earnings per common share has been restated for the first quarter of fiscal 2003 giving retroactive effect to the stock split.

     The following table calculates basic earnings per common share and diluted earnings per common share at April 24, 2004 and April 19, 2003 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
Basic Earnings Per Common Share:
Income from continuing operations	$17,210	$13,653

Basic weighted average shares outstanding	44,322	44,978

Basic earnings per common share	$0.39	$0.30

Diluted Earnings Per Common Share:
Income from continuing operations	$17,210	$13,653

Basic weighted average shares outstanding	44,322	44,978
Add: Shares of common stock assumed issued upon exercise of stock options	1,115	1,595
Add: Shares of common stock assumed upon contingent stock agreement	36	114

Diluted weighted average shares outstanding	45,473	46,687

Diluted earnings per common share.	$0.38	$0.29

     No options were antidilutive or excluded for any period presented.

11. STOCK BASED COMPENSATION

Stock Incentive Plans

     Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”), the compensation committee of the Board of Directors is authorized to grant stock options, restricted stock, deferred stock and performance stock and performance units to eligible employees and non-employee directors up to 4,500,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally vest and are exercisable four years from the date of grant or upon a change in control of the company. Non-employee director options generally vest and are exercisable one year from the date of grant. Upon exercise the optionees are required to pay the market value of the underlying shares, determined as of the grant date. As of April 24, 2004, there were 2,066,400 options outstanding with a grant date market value of the underlying shares of $9.48 and 1,425,450 options outstanding with a grant date market value of the underlying shares of $21.02.

     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 50,000 shares of restricted stock pursuant to the EPIP. The value of the restricted shares on the date of grant was approximately $1,295,500. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million in compensation expense during the sixteen weeks ended April 24, 2004 related to these shares.

Stock Appreciation Rights Plan

     The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest at the end of four years. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. The company recorded $1.0 million and $2.4 million in compensation expense related to these rights during the sixteen weeks ended April 24, 2004 and April 19, 2003, respectively.

     The company allows non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. The company recorded $0.1 million and $0.2 million in compensation expense related to these rights during the sixteen weeks ended April 24, 2004 and April 19, 2003, respectively.

12. POST RETIREMENT PLANS

     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 24, 2004 and April 19, 2003, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.

     During the first quarter of fiscal 2004, the company made voluntary cash contributions to its defined benefit pension plan of $8.5 million. The company expects to make contributions of an additional $8.5 million to the pension plan during the remainder of fiscal 2004.

     The net periodic pension cost for the company’s plans that are not fully funded include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
Service Cost	$1,858	$1,859
Interest cost	4,731	4,518
Expected return on plan assets	(4,662)	(3,690)
Amortization of transition obligation	—	1
Amortization of prior service cost	15	17
Amortization of net loss	816	634

Net periodic benefit cost	2,758	3,339
Curtailment cost	—	24

Total net periodic benefit cost	$2,758	$3,363

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

     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
Service cost	$75	$61
Interest cost	98	82
Amortization of prior service cost	102	106
Amortization of net (gain)	—	(8)

Net periodic benefit cost	275	241
Curtailment cost	—	1

Total net periodic benefit cost	$275	$242

13. SEGMENT REPORTING

     On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of the Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. For purposes of this Form 10-Q, discussion will relate to Flowers Bakeries and Flowers Specialty as currently operated.

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

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
SALES:
Flowers Bakeries	$351,155	$338,015
Flowers Specialty	120,983	113,546
Eliminations: Sales from Flowers Specialty To Flowers Bakeries	(14,299)	(17,009)

	$457,839	$434,552

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$12,991	$13,549
Flowers Specialty	3,939	3,488
Unallocated	(28)	125

	$16,902	$17,162

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST:
Flowers Bakeries	$29,821	$25,024
Flowers Specialty	6,706	3,460
Unallocated	(10,078)	(8,433)
Interest income, net	2,677	2,149

	$29,126	$22,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 24, 2004 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended January 3, 2004, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

MATTERS AFFECTING ANALYSIS:

     On May 30, 2003, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 13, 2003, and new shares were issued on June 27, 2003. Earnings (loss) per common share has been restated for the first quarter of fiscal 2003 giving retroactive effect to the stock split.

     On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”). For purposes of this Form 10-Q, discussion will relate to Flowers Bakeries and Flowers Specialty as currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimates of the costs that would have been incurred had the Mrs. Smith’s Bakeries’ frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the sixteen week periods ended April 24, 2004 and April 19, 2003, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2004	APRIL 19, 2003
Sales	100.00%	100.00%
Gross margin	50.19	50.84
Selling, marketing and administrative expenses	40.72	42.27
Depreciation and amortization	3.69	3.95
Interest income, net	(0.58)	(0.49)
Income from continuing operations before income taxes and minority interest	6.36	5.11
Income tax expense	2.35	1.97
Minority interest in variable interest entity	(0.25)	—
Discontinued operations	(0.76)	(4.44)
Net income (loss)	3.00%	(1.30)%

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 24, 2004 COMPARED TO SIXTEEN WEEKS ENDED APRIL 19, 2003

     Sales. For the first quarter ended April 24, 2004, sales were $457.8 million, or 5.4% higher than sales in the comparable quarter of the prior year, which were $434.6 million.

     Flowers Bakeries’ sales for the first quarter of fiscal 2004 were $351.1 million, an increase of 3.9% from sales of $338.0 million reported for the first quarter of fiscal 2003 primarily due to volume increases. Branded products distributed through the company’s direct-store-delivery (“DSD”) system to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 67% of Flowers Bakeries’ sales. These sales, driven by the company’s Nature’s Own brand of soft variety breads, increased approximately 4% over the same period in the prior year. This increase was primarily attributable to increased volume as a result of the introduction of Nature’s Own

Healthline products. Sales in the foodservice channel represented approximately 16% of Flowers Bakeries’ sales and were up 4% as compared to the first quarter of fiscal 2003 primarily due to volume increases. Store branded retail sales represented approximately 13% of Flowers Bakeries’ sales. These sales were relatively unchanged year over year.

     Flowers Specialty’s sales for the first quarter of fiscal 2004 increased 10.5% to $106.7 million from $96.5 million for the first quarter of fiscal 2003. Flowers Specialty’s sales increase was attributable to volume and price increases of 6.9% and 3.6%, respectively. Sales to non-affiliated food companies under contract production arrangements, in-store bakeries and store branded retail sales represented approximately 35% of Flowers Specialty’s sales. These sales were relatively unchanged year over year. Sales in the foodservice channel represented approximately 33% of Flowers Specialty’s sales. These sales increased approximately 30% from the same period in the prior year due to volume and price increases. Sales to supermarkets, convenience stores, mass merchandisers and club stores represented approximately 18% of Flowers Specialty’s sales. These sales increased approximately 14% from the same period in the prior year primarily due to volume increases in the mass merchandise channel. Sales in the vending channel represented approximately 14% of Flowers Specialty’s sales. These sales were relatively unchanged year over year.

     Gross Margin (defined as net sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2004 was $229.8 million, or 4.0% higher than gross margin reported in the same period of the prior year of $220.9 million. As a percent of sales, gross margin decreased to 50.2% for the first quarter of fiscal 2004, as compared to 50.8% for the first quarter of fiscal 2003.

     Flowers Bakeries’ gross margin as a percent of sales remained unchanged at 56.7% for the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003.

     Flowers Specialty’s gross margin as a percent of sales decreased to 29.3% for the first quarter of fiscal 2004, compared to 30.4% for the first quarter of fiscal 2003. The decrease in margin was primarily attributable to higher ingredient and labor costs, partially offset by sales increases.

     Selling, Marketing and Administrative Expenses. During the first quarter of fiscal 2004, selling, marketing and administrative expenses were $186.4 million, or 40.7% of sales, as compared to $183.7 million, or 42.3% of sales reported for the first quarter of fiscal 2003.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors in the company’s DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $156.4 million, or 44.5% of sales during the first quarter of fiscal 2004 as compared to $153.1 million, or 45.3% of sales during the first quarter of fiscal 2003. The decrease as a percentage of sales was primarily due to increased sales, partially offset by increased labor costs.

     Flowers Specialty’s selling, marketing and administrative expenses were $20.6 million, or 19.4% of sales during the first quarter of fiscal 2004, as compared to $22.4 million, or 23.2% of sales during the first quarter of fiscal 2003. The decrease as a percentage of sales was primarily attributable to increased sales and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed herein.

     Depreciation and Amortization. Depreciation and amortization expense was $16.9 million for the first quarter of fiscal 2004, a decrease of 1.5% from $17.2 million in the same period in the prior year.

     Flowers Bakeries’ depreciation and amortization expense for the first quarter of fiscal 2004 of $13.0 million decreased $0.5 million from the first quarter of fiscal 2003 due to certain property, plant and equipment becoming fully depreciated and a non-compete agreement relating to an acquisition in 1998 becoming fully amortized.

     Flowers Specialty’s depreciation and amortization expense for the first quarter of fiscal 2004 of $3.9 million increased $0.5 million from the first quarter of fiscal 2003 primarily due to recent capital expenditures.

     Net Interest Income. For the first quarter of fiscal 2004, net interest income was $2.7 million, an increase of $0.5 million from the same period in the prior year, which was $2.2 million. The increase was primarily related to a decrease in interest expense as a result of a lower average amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the first quarter of fiscal 2004 was $29.1 million, an improvement of $6.9 million from the $22.2 million reported in the first quarter of fiscal 2003.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $4.8 million and $3.2 million, respectively. Contributing to the increase was an increase in net interest income of $0.5 million. Partially offsetting these increases was an increase in unallocated corporate expenses of $1.6 million. The increase in unallocated corporate expenses was primarily attributable to increased hedging, legal and labor costs.

     Income Taxes. The income tax expense during the first quarter of fiscal 2004 was provided for at an estimated effective rate of 37.0%. The effective rate differs from the statutory rate primarily due to state income taxes and non-taxable earnings of a minority interest in a variable interest entity.

     Minority Interest. Minority interest represents all the earnings of the company’s consolidated variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (see Variable Interest Entities under New Accounting Pronouncements below). All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment, as defined in Emerging Issues Task Force 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions” and the company accounting for a significant portion of the VIE’s revenues.

     Discontinued Operations. The loss from discontinued operations for the first quarter of fiscal 2004 decreased to $3.5 million, net of income tax as compared to $19.3 million, net of income tax for the first quarter of fiscal 2003. The decrease is primarily attributable to the sale and wind down of the Mrs. Smith’s Bakeries dessert business completed in the second quarter of fiscal 2003.

     Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition of the company. During the first quarter of fiscal 2004, based on recent claim activity which the company continues to investigate, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred attributable to these claims.

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

Cash Flows

     Flowers Foods’ cash and cash equivalents decreased to $29.4 million at April 24, 2004 from $42.4 million at January 3, 2004. The decrease resulted from $13.5 million and $9.4 million disbursed for investing activities and financing activities, respectively, partially offset by $9.9 million provided by operating activities.

     Net cash of $9.9 million provided by operating activities during the sixteen weeks ended April 24, 2004 consisted primarily of $13.7 million in net income, adjusted for certain non-cash items of $33.7 million. These positive items were partially offset by cash disbursed for working capital and other activities of $37.5 million. The net cash disbursed for working capital and other activities was primarily a result of pension payments of $8.5 million. In addition, there was a decrease in facility closing cost reserves of $4.4 million primarily attributable to the payoff of the building lease accrued for at the closing of the company’s Pottstown, Pennsylvania production facility in fiscal 1997.

     Net cash disbursed for investing activities during the sixteen weeks ended April 24, 2004 of $13.5 million consisted primarily of capital expenditures of $15.4 million including the purchase of a McDonough, Georgia bakery for $4.2 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were each $7.3 million, including the McDonough purchase.

     Net cash disbursed for financing activities of $9.4 million during the sixteen weeks ended April 24, 2004 consisted primarily of stock repurchases and dividends paid of $7.8 million and $4.4 million, respectively, partially offset by an increase in book overdrafts of $2.4 million.

Credit Facility

     On October 24, 2003, the company executed a $150.0 million unsecured credit agreement (the “credit facility”). The credit facility is a three-year revolving loan facility. The credit facility provides for total borrowings of up to $150.0 million on its revolving loan facility through October 24, 2006. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants include such ratios as a minimum interest coverage ratio, minimum tangible net worth and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 24, 2004, the company was in compliance with all restrictive financial covenants under the credit facility.

     Interest is due quarterly on any outstanding borrowings under the credit facility at the Eurodollar rate or base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 0.0% to 1.45% for the revolving loan facility. In addition, a facility fee ranging from .125% to .30% is due quarterly on all commitments not utilized under the credit facility. There were no borrowings outstanding under the credit facility at April 24, 2004.

     Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan of $5.5 million for the sixteen weeks ended April 19, 2003 is included in discontinued operations.

     The company’s credit rating by Standard and Poor’s as of April 24, 2004 was BBB-. The company’s credit rating by Fitch Ratings as of April 24, 2004 was BBB-. The company’s credit rating by Moody’s Investor Service as of April 24, 2004 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could affect future credit availability.

Uses of Cash

     On February 13, 2004, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock that was paid on March 12, 2004 to shareholders of record on February 27, 2004. This dividend payment amounted to $4.4 million.

     During the first quarter of fiscal 2004, the company made voluntary cash contributions to its defined benefit pension plan of $8.5 million. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contributions in order to reduce the impact of future contributions. The company expects to make contributions of an additional $8.5 million to the pension plan during the remainder of fiscal 2004. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2004, 304,700 shares at a cost of $7.8 million were purchased under the plan. From the inception of the plan through April 24, 2004, 1,179,453 shares at a cost of $29.9 million have been purchased under the plan.

NEW ACCOUNTING PRONOUNCEMENTS:

     Variable Interest Entities. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46R was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a VIE or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company maintains a transportation agreement with a thinly capitalized entity, in which the company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE, and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company has consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company recorded $18.1 million of assets, or 2.2% of total assets, consisting primarily of $13.0 million of transportation equipment recorded as capital lease obligations. Sales of $3.0 million, or 0.6%, and income from continuing operations before income taxes and minority interest of $1.1 million, or 3.8%, were recorded for the sixteen weeks ended April 24, 2004 resulting from this consolidation. The VIE has sufficient collateral and the owner of the VIE personally guarantees the obligations of the VIE. Therefore the VIE’s creditors have no recourse against the general credit of the company.

     Pensions. In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS 132R is effective for fiscal years ending after December 15, 2003.

     Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 24, 2004, the fair market value of the company’s commodity derivative portfolio was $5.2 million. Of this fair value, $1.7 million is based on quoted market prices and $3.5 million is based on models and other valuation methods. Materially all of this fair value relates to instruments that will be utilized in fiscal 2004. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of April 24, 2004, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $3.8 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

INTEREST RATE RISK

     The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. At April 24, 2004, the fair market value of the company’s interest rate swaps was a liability of $0.03 million. The fair value of the swap is based on a valuation model using quoted market prices. A sensitivity analysis has been prepared to estimate the company’s exposure to interest rate risk. Assuming a 10% increase or decrease in interest rates, the fair value of the company’s interest rate swap agreement at April 24, 2004, with a total notional amount of $2.3 million, would increase or decrease by an immaterial amount.

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

     The Sarbanes-Oxley Act of 2002 (the “act”) places a wide range of new governance and reporting requirements on all public companies. This includes, under Section 404 of the act, reporting on the effectiveness of internal controls within the company. The implementation regulations adopted by the SEC require that companies use a recognized evaluation criterion for the documentation and evaluation of internal controls. The company, like the majority of American companies, has adopted the COSO Framework (Committee of Sponsoring Organizations – Internal Control Framework) as the evaluative criteria that will be used to comply with the act. In order to accomplish the evaluation and documentation of internal controls required by the act, the company formed a Corporate Financial Compliance Group consisting of employees of the company and outside consultants who are well-versed in this area. The director of the Corporate Financial Compliance Group reports to the Senior Vice President and Chief Financial Officer and provides periodic updates to the audit committee.

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

     The SEC is conducting an investigation with respect to trading in the common stock of the company by certain individuals and entities during the period from December 2002 through January 2003. The company has produced certain documents to the SEC in response to a subpoena and is cooperating fully during the course of the investigation. The company believes that it is not the focus of this investigation. However, the investigation is ongoing, and the company does not possess all the facts with respect to the matters, or the individuals and entities, that are or may become subjects of the investigation.

     On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and attorneys’ fees incurred relating to an alleged breach of a distributorship agreement. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. The company had recorded an accrual of $11.5 million relating to TAB, therefore $2.5 million was reversed from accrued reserves into discontinued operations under the Mrs. Smith’s Bakeries’ operating loss in the first quarter of fiscal 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2004 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of	Maximum Number of
		Average	Shares (or Units)	Shares (or Units)
	Total Number	Price Paid	Purchased as Part of	That May Yet Be
	of Shares (or	Per Share	Publicly Announced	Purchased Under the
	Units) Purchased	(or Unit)	Plan or Programs	Plans or Programs
January 4, 2004 – January 31, 2004	—	—	—	6,626
February 1, 2004 – February 28, 2004	—	—	—	6,626
February 29 – March 27, 2004	111	$25.71	111	6,515
March 28, 2004 – April 24, 2004	194	$25.41	194	6,321

Total	305	$25.52	305

ITEM 5. OTHER INFORMATION

     On April 14, 2004, the company completed the purchase of a bakery and adjacent property in McDonough, Georgia. The bakery, now closed, was previously operated by United Spring Wheat Processors. The company expects to re-open the facility late in fiscal 2004. The bakery has the capability to produce fully baked or par-baked hearth style breads and rolls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

(b)	Reports on Form 8-K.

A Form 8-K was filed by the company on March 18, 2004 under Item 7 and Item 9, attaching the company’s press release, dated March 18, 2004, which announced: (i) the filing of its Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (the “Form 10-K”) with the SEC; (ii) the reclassification of certain interest income related to its distributor notes previously recorded as a servicing fee to interest income in the Consolidated Statements of Income contained therein, and (iii) the availability of the Form 10-K and its corporate governance documents on its website at www.flowersfoods.com.

A Form 8-K was filed by the company on February 5, 2004 under Item 7 and Item 9, attaching the company’s press release, dated February 5, 2004, which announced the company’s results of operations and financial condition as of and for the fourth quarter and fiscal year ended January 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By: /s/ George E. Deese

Name: George E. Deese
Title: President and Chief Executive Officer

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: June 3, 2004

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit
2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5-	Credit Agreement, dated as of March 26, 2001, among Flowers Foods, Inc., the Lenders party thereto from time to time, SunTrust Bank, as Syndication Agent and Bankers Trust Company, as Administrative Agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.	Name of Exhibit
10.6-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.11-	First Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.12-	Second Amendment, dated as of May 10, 2001, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Bankers Trust Company, as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.13-	Third Amendment, Waiver and Consent, dated as of February 21, 2003, among Flowers Foods, Inc., the Lenders party to the Credit Agreement, dated as of March 26, 2001, SunTrust Bank, as syndication agent, and Deutsche Bank Trust Company Americas (fna Bankers Trust Company), as administrative agent (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.14-	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.15-	Credit Agreement, dated as of October 24, 2003, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperatieve Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 18, 2003, File No. 1-16247).

10.16-	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.17-	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.18-	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 4, 2004. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

Exhibit
No.	Name of Exhibit
*21-	Subsidiaries of Flowers Foods, Inc.

*31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Quarter Ended April 24, 2004.

*	Filed herewith