Form 10-Q
period 2004-10-09
FLOWERS FOODS INC
filed 2004-11-18
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2004

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
Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 12, 2004

Common Stock, $.01 par value with	43,238,397
Preferred Share Purchase Rights

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

     Forward-looking statements are based on current information, and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer preferences and demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at values we consider appropriate;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our suppliers, and with our customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	any business disruptions due to extreme weather conditions or other calamities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions; and

•	the effectiveness of the company’s internal controls over financial reporting and the ability to certify the effectiveness thereof and to obtain a favorable attestation of the company’s auditors regarding the company’s assessment of its internal controls.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	OCTOBER 9, 2004	JANUARY 3, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,608	$42,416

Accounts and notes receivable, net of allowances of $1,212 and $2,082, respectively	118,549	99,373

Inventories, net:
Raw materials	9,436	9,100
Packaging materials	8,374	7,127
Finished goods	19,795	14,487

	37,605	30,714

Spare parts and supplies	21,386	20,149

Assets held for sale	16,333	14,080

Deferred taxes	23,382	39,627

Other	13,838	20,349

	266,701	266,708

Net Property, Plant and Equipment	435,932	431,988

Notes Receivable	72,767	73,345

Other Assets	3,409	4,039

Goodwill	58,567	57,038

Other Intangible Assets, net	19,187	14,121

	$856,563	$847,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$968	$5,286
Accounts payable	80,811	81,293
Facility closing costs and severance	194	4,683
Other accrued liabilities	79,547	71,870

	161,520	163,132

Long-Term Debt and Capital Leases	18,326	9,866

Other Liabilities:
Postretirement/postemployment obligations	53,880	46,302
Deferred taxes	24,151	20,473
Other	26,618	29,815

	104,649	96,590

Minority Interest in Variable Interest Entity	2,572	—

Stockholders’ Equity:
Preferred stock-$100 par value, 100,000 authorized and none issued
Preferred stock-$.01 par value, 900,000 authorized and none issued
Common stock-$.01 par value, 100,000,000 shares authorized 45,185,121 shares issued	452	452
Treasury stock	(49,182)	(22,143)
Capital in excess of par value	485,302	486,739
Retained earnings	158,922	130,981
Unearned compensation	(1,255)	—
Accumulated other comprehensive loss	(24,743)	(18,378)

	569,496	577,651

	$856,563	$847,239

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
Sales	$371,351	$333,175	$1,189,876	$1,104,920
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	186,574	167,383	596,602	546,585
Selling, marketing and administrative expenses	149,836	134,393	479,656	456,752
Depreciation and amortization	13,258	12,607	42,757	42,258

Income from continuing operations before interest, income taxes and minority interest	21,683	18,792	70,861	59,325
Interest income	(2,228)	(2,296)	(7,244)	(7,496)
Interest expense	85	409	508	1,545

Income from continuing operations before income taxes and minority interest	23,826	20,679	77,597	65,276
Income tax expense	9,158	7,961	29,295	25,131

Income from continuing operations before minority interest	14,668	12,718	48,302	40,145
Minority interest in variable interest entity	(39)	—	(1,505)	—

Income from continuing operations	14,629	12,718	46,797	40,145
Loss from discontinued operations, net of income tax	—	(259)	(3,486)	(42,690)

Net income (loss)	$14,629	$12,459	$43,311	$(2,545)

Net Income (Loss) Per Common Share:
Basic:
Income from continuing operations	$0.34	$0.28	$1.06	$0.89
Loss from discontinued operations, net of income tax	—	—	(0.08)	(0.95)

Net income (loss) per share	$0.34	$0.28	$0.98	$(0.06)

Weighted average shares outstanding	43,626	45,051	44,014	45,025

Diluted:
Income from continuing operations	$0.33	$0.28	$1.04	$0.88
Loss from discontinued operations, net of income tax	—	(0.01)	(0.08)	(0.94)

Net income (loss) per share	$0.33	$0.27	$0.96	$(0.06)

Weighted average shares outstanding	44,721	45,896	45,114	45,741

Cash dividends paid per common share	$0.125	$0.10	$0.35	$0.23

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income (loss)	$43,311	$(2,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	5,099	18,145
Stock based compensation	2,765	5,716
Depreciation and amortization	42,757	42,258
Deferred income taxes	22,364	6,501
Provision for inventory obsolescence	388	1,018
Allowances for accounts receivable	1,084	3,894
Minority interest in variable interest entity	1,505	—
Other	536	350
Payment of legal settlement	—	(9,000)
Changes in assets and liabilities:
Accounts and notes receivable, net	(19,512)	3,910
Inventories, net	(7,159)	(5,875)
Other assets	(7,000)	(6,239)
Pension contributions	(17,000)	(11,000)
Accounts payable and other accrued liabilities	13,610	5,616
Facility closing costs and severance	(4,489)	(7,049)

NET CASH PROVIDED BY OPERATING ACTIVITIES	78,259	45,700

CASH FLOWS (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(40,008)	(31,073)
Proceeds from (purchase of) notes receivable	641	(962)
Acquisitions, net of cash acquired	(8,596)	(14,534)
Consolidation of variable interest entity	1,527	—
Proceeds from sale of Mrs. Smith’s Bakeries’ frozen dessert business	—	231,551
Other	279	440

NET CASH (DISBURSED FOR) PROVIDED BY INVESTING ACTIVITIES	(46,157)	185,422

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(15,369)	(10,579)
Exercise of stock options	815	1,695
Stock repurchases	(30,919)	(5,403)
Change in book overdraft	7,815	9,298
Payment for termination of derivative instruments	—	(5,330)
Debt and capital lease obligation payments	(1,252)	(243,841)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(38,910)	(254,160)

Net decrease in cash and cash equivalents	(6,808)	(23,038)
Cash and cash equivalents at beginning of period	42,416	69,826

Cash and cash equivalents at end of period	$35,608	$46,788

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 9, 2004 and January 3, 2004 and the results of operations for the twelve and forty week periods ended October 9, 2004 and October 4, 2003 and cash flows for the forty week periods ended October 9, 2004 and October 4, 2003. The results of operations for the twelve and forty week periods ended October 9, 2004 and October 4, 2003 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

REPORTING PERIODS — Fiscal 2004 consists of 52 weeks with quarterly reporting periods as follows: first quarter ended April 24, 2004 (sixteen weeks), second quarter ended July 17, 2004 (twelve weeks), third quarter ended October 9, 2004 (twelve weeks) and fourth quarter ending January 1, 2005 (twelve weeks). Fiscal 2003 consisted of 53 weeks.

RECLASSIFICATIONS — Certain reclassifications of prior period data have been made to conform with the current period reporting. Between September 1996 and March 26, 2001, the independent distributor notes, made in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. The interest charged on the distributor notes was 12%. During this time, the third party paid the company approximately 5% of the interest on the distributor notes as a servicing fee for acting as the servicing agent of the distributor notes. The company reduced selling, marketing and administrative expenses because the fee offset administrative costs incurred by the company in collecting payments from the distributor and remitting the payments to the third party. Upon the purchase of the distributor notes from the third party on March 26, 2001, the company consistently applied this allocation of the 12% interest received on the distributor notes until the fourth quarter of fiscal 2003 to effectively offset its administrative expenses associated with administering the distributor notes. The remaining 7% was recorded as interest income. The company determined during the fourth quarter of fiscal 2003 that a reclassification of the 5% servicing fee from selling, marketing and administrative expenses to interest income is a more appropriate presentation. The reclassification for the twelve and forty week periods ended October 4, 2003 is $1.0 million and $3.2 million, respectively. This reclassification does not affect sales or income from continuing operations.

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

SIGNIFICANT CUSTOMER — During the twelve weeks ended October 9, 2004, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 15.5% of the company’s sales with 13.2% attributable to Flowers Bakeries and 2.3% attributable to Flowers Specialty. During the twelve weeks ended October 4, 2003, sales to this customer represented 13.0% of the company’s sales with 11.8% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty. During the forty weeks ended October 9, 2004, sales to this customer represented 15.2% of the company’s sales with 13.1% attributable to Flowers Bakeries and 2.1% attributable to Flowers Specialty. During the forty weeks ended October 4, 2003, sales to this customer represented 12.5% of the company’s sales with 11.3% attributable to Flowers Bakeries and 1.2% attributable to Flowers Specialty.

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

If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income (loss) and net income (loss) per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net income (loss), as reported	$14,629	$12,459	$43,311	$(2,545)
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income (loss) under fair value method	(879)	(913)	(2,940)	(2,008)

Pro forma net income (loss)	$13,750	$11,546	$40,371	$(4,553)

Basic net income (loss) per share:
as reported	$0.34	$0.28	$0.98	$(0.06)
pro forma	$0.32	$0.26	$0.92	$(0.10)
Diluted net income (loss) per share:
as reported	$0.33	$0.27	$0.96	$(0.06)
pro forma	$0.31	$0.25	$0.89	$(0.10)

2. DISCONTINUED OPERATIONS

     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and substantially all of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. The frozen dessert business sold to Schwan is presented as discontinued operations. There was no activity related to the discontinued operations for the twelve weeks ended October 9, 2004. Accordingly, the operations and certain transaction costs are included in “Discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income. An analysis of this line item is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Operating loss	$—	$(421)	$—	$(22,990)
Financial advisor fees	—	—	—	(1,870)
Legal, accounting and other	—	—	—	(1,454)
Lease termination fees	—	—	—	(4,281)
Interest	—	—	—	(5,664)
Derivative activity	—	—	—	543
Loss on sale of assets	—	—	—	(6,224)
Deferred financing costs	—	—	—	(4,191)
Derivative terminations	—	—	—	(5,776)
Separation and severance payments	—	—	—	(4,962)
SAP license transfer fees	—	—	—	(1,214)
Indemnification insurance premium	—	—	—	(2,691)
Provision for retained liabilities	—	—	(5,099)	—
Other	—		(570)	(546)

Pre-tax discontinued operations	—	(421)	(5,669)	(61,320)
Income tax benefit	—	162	2,183	18,630

Discontinued operations, net of income tax	$—	$(259)	$(3,486)	$(42,690)

     On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18-month period and a maximum liability of $70 million. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. The fair value of the indemnification for these claims was determined to equal the insurance premium paid by the company, which was $2.7 million, and the balance as of October 9, 2004 was $0.1 million. Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred attributable to these claims. Subsequent to the close of the third quarter, the 18-month period for submitting claims ended on October 24, 2004. Certain claims were asserted by Schwan prior to the expiration of the 18-month period. The company is investigating these claims, and while the company is unable to predict the outcome of these claims, it believes, based on currently available facts, that it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the company’s overall financial condition, results of operations or cash flows.

     There were no revenues recorded for the discontinued operations in the twelve and forty weeks ended October 9, 2004 and the twelve weeks ended October 4, 2003. Revenue related to the discontinued operations of $68.0 million was included in the operating loss above for the forty weeks ended October 4, 2003.

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

3. COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income (loss) adjusted by other comprehensive income (loss), for the twelve and forty weeks ended October 9, 2004 was $12.2 million and $36.9 million, respectively.

     During the forty weeks ended October 9, 2004, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2004
Accumulated other comprehensive loss, January 3, 2004	$(18,378)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $43	69
Reclassified to earnings (materials, supplies, labor and other production costs), net of income tax benefit of $(10)	(16)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of $(4,017)	(6,418)

Accumulated other comprehensive loss, October 9, 2004	$(24,743)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for forty weeks ended October 9, 2004 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 3, 2004	$49,048	$7,990	$57,038
Consolidation of variable interest entity	1,529	—	1,529

Balance as of October 9, 2004	$50,577	$7,990	$58,567

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer lists and non-compete agreements, for the forty weeks ended October 9, 2004 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 3, 2004	$7,621	$6,500	$14,121
Amortization expense	(228)	(469)	(697)
Acquisitions	5,763	—	5,763

Balance as of October 9, 2004	$13,156	$6,031	$19,187

     The $5.8 million addition primarily relates to a customer list associated with the company’s acquisition of a closed bread and bun bakery in Houston, Texas. See Note 14 of Notes to Condensed Consolidated Financial Statements.

5. NEW ACCOUNTING PRONOUNCEMENTS

     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a variable interest entity (“VIE”) or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of October 9, 2004, the company had assets relating to the VIE of $20.9 million or 2.4% of total assets, consisting primarily of $14.9 million of transportation equipment recorded as capital lease obligations. Sales of $3.1 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $0.1 million, or 0.2%, were recorded for the twelve weeks ended October 9, 2004. Sales of $9.2 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $1.5 million, or 1.9%, were recorded for the forty weeks ended October 9, 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

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

     As of October 9, 2004 and January 3, 2004, the company’s hedge portfolio contained commodity derivatives with a fair value of $(3.88) million and $6.59 million, respectively, which are recorded primarily in other current assets or liabilities and other long-term assets or liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income, and any ineffective portion of the change in fair value is recorded in the current period earnings as a selling, marketing and administrative expense. The company held no commodity derivatives at October 9, 2004 that do not qualify for hedge accounting under SFAS 133.

     On October 1, 2004, two interest rate swaps which had been designated as cash flow hedges of the outstanding borrowings of the company and were assumed in connection with the acquisition of Ideal Baking Company, Inc. reached final settlement, therefore the company has no interest rate swap agreements outstanding. An immaterial amount related to these swaps was recorded to current continuing earnings during the forty weeks ended October 9, 2004.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at October 9, 2004 and January 3, 2004 (amounts in thousands):

	OCTOBER 9, 2004	JANUARY 3, 2004
Unsecured credit facility	$—	$—
Capital lease obligations	15,144	9,172
Other notes payable	4,150	5,980

	19,294	15,152
Less current maturities	968	5,286

Total long-term debt	$18,326	$9,866

     On October 24, 2003, the company entered into a three-year, $150.0 million unsecured revolving credit facility.

     Interest is due quarterly on any outstanding borrowings under the credit facility at the Eurodollar rate or base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 0.0% to 1.45% for the revolving credit facility. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on the credit facility.

     The credit facility includes certain restrictions, which, among other things, require maintenance of financial covenants and limits encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Financial covenants in the credit facility include such ratios as a minimum interest coverage ratio, a minimum tangible net worth and a maximum leverage ratio. As of October 9, 2004, the company was in compliance with all financial covenants under the credit facility.

     There were no amounts outstanding under the credit facility at October 9, 2004 and January 3, 2004. The company paid financing costs of $0.6 million in connection with the credit facility. These costs were deferred and are being amortized over the term of the amended and restated credit facility discussed below.

     Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan of $5.7 million for the forty weeks ended October 4, 2003 is included in discontinued operations.

     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $22.7 million and $14.9 million as of October 9, 2004 and January 3, 2004, respectively.

     On October 29, 2004, subsequent to the end of the third quarter, the company amended and restated its credit facility. As amended, the 5-year unsecured revolving credit agreement provides for initial borrowings of up to $150.0 million. The company may request to increase its borrowings up to an aggregate of $225.0 million upon the satisfaction of certain conditions. The amended and restated credit facility also provides for lower rates on future borrowings and less restrictive loan covenants by eliminating the minimum tangible net worth covenant and increasing the maximum leverage ratio.

8. FACILITY CLOSING COSTS AND SEVERANCE

     The company has continuing obligations in connection with certain plant closings completed in prior fiscal years. Activity with respect to these obligations was as follows (amounts in thousands):

	January 3, 2004	Adjustment	Spending	October 9, 2004
Noncancelable lease obligations and other facility closing costs	$3,770	$—	$(3,620)	$150
Other	913	(100)	(769)	44

Total	$4,683	$(100)	$(4,389)	$194

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

     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former subsidiary. The costs of this settlement had been previously recorded by the company as part of discontinued operations, therefore the settlement had no impact on the results of the third quarter.

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

10. EARNINGS PER SHARE

     The following table calculates basic earnings per common share and diluted earnings per common share at October 9, 2004 and October 4, 2003 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
Basic Earnings Per Common Share:
Income from continuing operations	$14,629	$12,718	$46,797	$40,145

Basic weighted average shares outstanding	43,626	45,051	44,014	45,025

Basic earnings per common share	$0.34	$0.28	$1.06	$0.89

Diluted Earnings Per Common Share:
Income from continuing operations	$14,629	$12,718	$46,797	$40,145

Basic weighted average shares outstanding	43,626	45,051	44,014	45,025
Add: Shares of common stock assumed issued upon exercise of stock options	1,093	718	1,099	580
Add: Shares of common stock assumed upon contingent stock agreement	2	127	1	136

Diluted weighted average shares outstanding	44,721	45,896	45,114	45,741

Diluted earnings per common share	$0.33	$0.28	$1.04	$0.88

     No options were antidilutive or excluded for any period presented.

11. STOCK BASED COMPENSATION

Stock Incentive Plans

     Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”), the compensation committee of the Board of Directors is authorized to grant stock options, restricted stock, deferred stock and performance stock and performance units to eligible employees and non-employee directors up to 4,500,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally vest and are exercisable four years from the date of grant or upon a change in control of the company. Non-employee director options generally vest and are exercisable one year from the date of grant. Upon exercise, the optionees are required to pay the market value of the underlying shares, determined as of the grant date. As of October 9, 2004, there were 2,043,900 options outstanding with an exercise price of $9.48, which will vest in the first quarter of fiscal 2005 and 1,425,450 options outstanding with an exercise price of $21.02.

     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 50,000 shares of restricted stock pursuant to the EPIP. The value of the restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant.

     During the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 13,520 shares of restricted stock. The value of the restricted shares on the date of grant was approximately $0.3 million. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million and $0.4 million in compensation expense during the twelve and forty weeks ended October 9, 2004, respectively, related to all restricted stock that has been granted.

Stock Appreciation Rights Plan

     The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest at the end of four years. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. The company recorded $0.2 million and $1.8 million in compensation expense related to these rights during the twelve weeks ended October 9, 2004 and October 4, 2003, respectively. The company recorded $2.4 million and $5.2 million in compensation expense related to these rights during the forty weeks ended October 9, 2004 and October 4, 2003, respectively. During the first quarter of fiscal 2005, 672,947 rights with a grant price of $9.48 will vest.

     The company allows non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. The company recorded $(0.06) million and $0.1 million in compensation expense related to these rights during the twelve weeks ended October 9, 2004 and October 4, 2003, respectively. The company recorded $(0.03) million and $0.5 million in compensation expense related to these rights during the forty weeks ended October 9, 2004 and October 4, 2003, respectively.

12. POST RETIREMENT PLANS

     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 9, 2004 and October 4, 2003, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.

     During the third quarter of fiscal 2004, the company made a voluntary cash contribution to its defined benefit pension plan of $4.3 million. For the forty weeks ended October 9, 2004, contributions total $17.0 million. The company will make no further pension contributions during fiscal 2004, but plans to make a $25.0 million voluntary contribution in January of fiscal 2005.

     The net periodic pension cost for the company’s plans that are not fully funded include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
Service cost	$1,393	$1,394	$4,644	$4,647
Interest cost	3,546	3,389	11,823	11,296
Expected return on plan assets	(3,497)	(2,768)	(11,656)	(9,226)
Amortization of transition obligation	—	—	—	2
Amortization of prior service cost	12	13	39	43
Amortization of net loss	611	475	2,038	1,584

Net periodic benefit cost	2,065	2,503	6,888	8,346
Curtailment cost	—	18	—	60

Total net periodic benefit cost	$2,065	$2,521	$6,888	$8,406

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

     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
Service cost	$57	$46	$189	$153
Interest cost	74	61	246	204
Amortization of prior service cost	77	80	256	266
Amortization of net (gain)	—	(7)	—	(22)

Net periodic benefit cost	208	180	691	601
Curtailment cost	—	1	—	3

Total net periodic benefit cost	$208	$181	$691	$604

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

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
SALES:
Flowers Bakeries	$287,462	$257,282	$919,158	$856,328
Flowers Specialty	95,450	87,277	307,579	288,165
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(11,561)	(11,384)	(36,861)	(39,573)

	$371,351	$333,175	$1,189,876	$1,104,920

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,554	$10,212	$33,402	$33,891
Flowers Specialty	2,944	2,508	9,745	8,476
Unallocated	(240)	(113)	(390)	(109)

	$13,258	$12,607	$42,757	$42,258

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST:
Flowers Bakeries	$24,640	$19,764	$79,594	$68,963
Flowers Specialty	5,290	5,679	15,377	13,714
Unallocated	(8,247)	(6,651)	(24,110)	(23,352)
Interest income, net	2,143	1,887	6,736	5,951

	$23,826	$20,679	$77,597	$65,276

14. ACQUISITION

     On September 27, 2004, the company announced that it has acquired the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 9, 2004 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our critical accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended January 3, 2004, we discuss the estimates, judgments or interpretations that we believe would have yielded the most significant differences in our financial statements if changed, and we urge you to review that discussion.

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

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 9, 2004 and October 4, 2003, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2004	OCTOBER 4, 2003	OCTOBER 9, 2004	OCTOBER 4, 2003
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	49.76	49.76	49.86	50.53
Selling, marketing and administrative expenses	40.35	40.34	40.31	41.34
Depreciation and amortization	3.57	3.78	3.59	3.82
Interest income, net	(0.58)	(0.57)	(0.56)	(0.54)
Income from continuing operations before income taxes and minority interest	6.42	6.21	6.52	5.91
Income tax expense	2.47	2.39	2.46	2.27
Minority interest in variable interest entity	(0.01)	—	(0.13)	—
Discontinued operations	—	(0.08)	(0.29)	(3.86)
Net income (loss)	3.94%	3.74%	3.64%	(0.23)%

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 9, 2004 COMPARED TO TWELVE WEEKS ENDED OCTOBER 4, 2003

     Sales. For the third quarter ended October 9, 2004, sales were $371.4 million, or 11.5% higher than sales in the comparable quarter of the prior year, which were $333.2 million. Of the increase, volume and price increases and favorable product mix shifts contributed 5.7%, 4.5% and 0.3%, respectively. In addition, sales were favorably affected 1.0% as a result of the consolidation of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 10.5% due to increases in pricing and volume. Store branded retail sales represented approximately 11% of total sales and increased 7.6% primarily due to increased volume. Foodservice and other sales represented approximately 35% of total sales and were up 14.9% over the third quarter of fiscal 2003 primarily due to volume increases.

     Flowers Bakeries’ sales for the third quarter of fiscal 2004 were $287.5 million, or 11.7% higher than sales in the comparable quarter of the prior year, which were $257.3 million. Of the increase, volume and price increases and favorable product mix shifts contributed 5.1%, 4.8% and 0.6%, respectively. In addition, sales were favorably affected 1.2% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 59% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 8.8% due to increases in pricing and volume. Store branded retail sales represented approximately 12% of total sales and increased 6.4% primarily due to increased volume. Foodservice and other sales represented approximately 24% of total sales and were up 19.4% over the third quarter of fiscal 2003 primarily due to volume increases.

     Flowers Specialty’s sales for the third quarter of fiscal 2004 were $83.9 million, or 10.5% higher than sales in the comparable quarter of the prior year, which were $75.9 million. Of the increase, volume and price increases and favorable product mix shifts contributed 5.2%, 3.3% and 2.0%, respectively. Branded retail sales represented approximately 19% of total sales and were up 32.8% over the third quarter of fiscal 2003. The increase was due to favorable pricing and increased volume. Store branded retail sales represented approximately 7% of total sales and increased 15.1% primarily due to increased volume. Foodservice and other sales (which include contract production and vending) represented approximately 74% of total sales and were up 10.2% over the third quarter of fiscal 2003 due to volume and price increases.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the third quarter of fiscal 2004 was $184.8 million, or 11.5% higher than gross margin reported in the same period of the prior year of $165.8 million. As a percent of sales, gross margin remained unchanged at 49.8% for the third quarter of fiscal 2004, as compared to the third quarter of fiscal 2003. Although the company experienced higher ingredient, packaging and labor costs, and shifted from production of higher margin branded products to lower margin non-branded products at Flowers Specialty, these costs were offset by higher sales.

     Flowers Bakeries’ gross margin as a percent of sales remained unchanged at 56.0% for the third quarter of fiscal 2004, as compared to the third quarter of fiscal 2003, primarily due to increased sales, which were offset by higher ingredient and labor costs.

     Flowers Specialty’s gross margin as a percent of sales increased to 29.6% for the third quarter of fiscal 2004, as compared to 29.2% for the third quarter of fiscal 2003. This increase was primarily attributable to increased sales, which were partially offset by higher ingredient and labor costs and a shift from production of higher margin branded product to lower margin non-branded product.

     Selling, Marketing and Administrative Expenses. During the third quarter of fiscal 2004, selling, marketing and administrative expenses were $149.8 million, or 40.3% of sales, as compared to $134.4 million, or 40.3% of sales reported for the second quarter of fiscal 2003.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors in the company’s direct store delivery (“DSD”) system. Flowers Bakeries’ selling, marketing and administrative expenses were $125.8 million, or 43.8% of sales during the third quarter of fiscal 2004 as compared to $114.2 million, or 44.4% of sales during the third quarter of fiscal 2003. The decrease as a percentage of sales was primarily due to increased sales and lower administrative and selling costs, partially offset by increased distribution costs.

     Flowers Specialty’s selling, marketing and administrative expenses were $16.6 million, or 19.7% of sales during the third quarter of fiscal 2004, as compared to $14.0 million, or 18.5% of sales during the third quarter of fiscal 2003. The increase as a percentage of sales was primarily attributable to higher labor, advertising and promotional costs, partially offset by higher sales and lower bad debt expense.

     Depreciation and Amortization. Depreciation and amortization expense increased slightly to $13.3 million for the third quarter of fiscal 2004 as compared to $12.6 million for the third quarter of fiscal 2003.

     Flowers Bakeries’ depreciation and amortization expense for the third quarter of fiscal 2004 of $10.6 million increased $0.3 million from the third quarter of fiscal 2003 due to recent capital expenditures.

     Flowers Specialty’s depreciation and amortization expense for the third quarter of fiscal 2004 of $2.9 million increased $0.4 million from the third quarter of fiscal 2003 primarily due to capital expenditures throughout fiscal 2004.

     Net Interest Income. For the third quarter of fiscal 2004, net interest income increased $0.2 million to $2.1 million from $1.9 million for the third quarter of fiscal 2003, primarily related to a decrease in interest expense as a result of a lower average amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the third quarter of fiscal 2004 was $23.8 million, an improvement of $3.1 million from the $20.7 million reported in the third quarter of fiscal 2003.

     The increase was primarily due to improvements in the operating results of Flowers Bakeries of $4.9 million and net interest income of $0.2 million, partially offset by a decrease in the operating results of Flowers Specialty of $0.4 million and an increase in unallocated corporate expenses of $1.6 million. The increase at Flowers Bakeries was the result of higher sales and decreased administrative costs. The decrease at Flowers Specialty was primarily the result of increases in labor, advertising and promotional costs, partially offset by increased sales. The increase in unallocated corporate expenses was due primarily to increases in hedging costs, employee-related costs and costs associated with third party consultants engaged by the company to assist in the company’s compliance of the Sarbanes-Oxley Act of 2002.

     Income Taxes. The income tax expense during the third quarter of fiscal 2004 and the third quarter of fiscal 2003 was provided for at an estimated effective rate of 38.4% and 38.5%, respectively. During the third quarter of fiscal 2004, the effective rate differs from the statutory rate primarily due to state income taxes and non-taxable earnings of a minority interest in a VIE. During the third quarter of fiscal 2003, the effective rate differs from the statutory rate primarily due to state income taxes. The 38.4% effective tax rate for the third quarter of fiscal 2004 differs from the rate of 38.5% for the third quarter of fiscal 2003 primarily due to the non-taxable earnings of the VIE.

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

     Discontinued Operations. The company had no activity from discontinued operations for the third quarter of fiscal 2004 as compared to $0.3 million, net of income tax for the third quarter of fiscal 2003. The decrease is attributable to the sale and wind down of the Mrs. Smith’s Bakeries frozen dessert business completed in the second quarter of fiscal 2003.

FORTY WEEKS ENDED OCTOBER 9, 2004 COMPARED TO FORTY WEEKS ENDED OCTOBER 4, 2003

     Sales. For the forty weeks ended October 9, 2004, sales were $1,189.9 million, or 7.7% higher than sales for the same period of the prior year, which were $1,104.9 million. Of the increase, volume, price and mix contributed 4.4%, 2.0% and 0.5%, respectively. In addition, sales were favorably affected 0.8% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 7.1% due to increases in volume and pricing. Store branded retail sales represented approximately 11% of total sales and increased 4.3% primarily due to increased volume. Foodservice and other sales represented approximately 35% of total sales and were up 8.5% over the same period of fiscal 2003 due to volume increases and, to a lesser extent, price increases.

     Flowers Bakeries’ sales for the forty weeks ended October 9, 2004 were $919.2 million, or 7.3% higher than the same period of the prior year, which were $856.3 million. Of the increase, volume, price and mix contributed 4.4%, 1.6% and 0.3%, respectively. In addition, sales were favorably affected 1.0% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 60% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 6.6% due to increases in volume and pricing. Store branded retail sales represented approximately 12% of total sales and increased 2.3% due to increased volume and pricing. Foodservice and other sales represented approximately 23% of total sales and were up 9.8% over the same period of fiscal 2003 primarily due to volume increases.

     Flowers Specialty’s sales for the forty weeks ended October 9, 2004 were $270.7 million, or 8.9% higher than sales in the comparable period of the prior year, which were $248.6 million. Of the increase, volume, price and mix contributed 4.7%, 2.8% and 1.4%, respectively. Branded retail sales represented approximately 18% of total sales and were up 13.6% over the same period of the prior year. The increase was due to favorable pricing, partially offset by volume decreases. Store branded retail sales represented approximately 8% of total sales and increased 16.0% primarily due to increased volume. Foodservice and other sales (which include contract production and vending) represented approximately 74% of total sales and were up 7.2% over the comparable period of fiscal 2003 primarily due to volume increases.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks of fiscal 2004 was $593.3 million, or 6.3% higher than gross margin reported in the same period of the prior year of $558.3 million. As a percent of sales, gross margin decreased to 49.9% for the forty weeks of fiscal 2004, as compared to 50.5% for the forty weeks of fiscal 2003. Overall this decrease was attributable to increases in ingredients, packaging and labor costs, as well as start-up costs for a new bakery in Denton, Texas. Additionally, the shift from production of higher margin branded product to lower margin non-branded product at Flowers Specialty contributed to the decrease.

     Flowers Bakeries’ gross margin as a percent of sales decreased to 56.2% for the forty weeks of fiscal 2004 as compared to 56.7% for the same period of the prior year. This decrease was primarily due to increases in ingredients, packaging, labor and utilities costs, as well as start-up costs for a new bakery in Denton, Texas.

     Flowers Specialty’s gross margin as a percent of sales decreased to 29.0% for the forty weeks of fiscal 2004, as compared to 29.9% for the same period of the prior year. This decrease was primarily attributable to higher ingredient and labor costs, partially offset by sales increases. Additionally, the shift from production of higher margin branded product to lower margin non-branded product contributed to the decrease.

     Selling, Marketing and Administrative Expenses. During the forty weeks of fiscal 2004, selling, marketing and administrative expenses were $479.7 million, or 40.3% of sales, as compared to $456.8 million, or 41.3% of sales reported for the forty weeks of fiscal 2003.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors in the company’s DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $403.6 million, or 43.9% of sales during the forty weeks of fiscal 2004 as compared to $382.7 million, or 44.7% of sales during the forty weeks of fiscal 2003. The decrease as a percentage of sales was primarily due to increased sales and lower administrative costs, partially offset by increased distribution and labor costs.

     Flowers Specialty’s selling, marketing and administrative expenses were $53.4 million, or 19.7% of sales during the forty weeks of fiscal 2004, as compared to $52.2 million, or 21.0% of sales during the forty weeks of fiscal 2003. The decrease as a percentage of sales was primarily attributable to increased sales, decreased bad debt expense and the reduction in headcount and shared administrative functions resulting from the segment reorganization discussed herein, partially offset by increases in labor, advertising and promotional costs.

     Depreciation and Amortization. Depreciation and amortization expense was $42.8 million for the forty weeks of fiscal 2004, an increase of 1.2% from $42.3 million in the same period of the prior year.

     Flowers Bakeries’ depreciation and amortization expense for the forty weeks of fiscal 2004 of $33.4 million decreased $0.5 million from the forty weeks of fiscal 2003 due to certain property, plant and equipment becoming fully depreciated and certain intangibles becoming fully amortized.

     Flowers Specialty’s depreciation and amortization expense for the forty weeks of fiscal 2004 of $9.7 million increased $1.3 million from the forty weeks of fiscal 2003 primarily due to recent capital expenditures.

     Net Interest Income. For the forty weeks of fiscal 2004, net interest income was $6.7 million, an increase of $0.8 million from the same period of the prior year, which was $5.9 million. The increase was primarily related to a decrease in interest expense as a result of a lower average amount of debt outstanding.

     Income from Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the forty weeks of fiscal 2004 was $77.6 million, an improvement of $12.3 million from the $65.3 million reported for the same period of the prior year.

     The increase was primarily a result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $10.6 million and $1.7 million, respectively. Also contributing to the increase was an increase in net interest income of $0.8 million. Partially offsetting these increases was an increase in unallocated corporate expenses of $0.8 million. The increase at Flowers Bakeries was primarily attributable to increased sales, partially offset by increases in ingredients, packaging and labor, as well as start-up costs for a new bakery in Denton, Texas. The increase at Flowers Specialty was primarily attributable to increased sales, partially offset by higher ingredient and labor costs. The increase in unallocated corporate expenses is primarily due to increases in employee-related costs and costs associated with third party consultants engaged by the company to assist in the company’s compliance of the Sarbanes-Oxley Act of 2002.

     Income Taxes. The income tax expense during the forty weeks of fiscal 2004 and the forty weeks of fiscal 2003 was provided for at an estimated effective rate of 37.8% and 38.5%, respectively. During the forty weeks of fiscal 2004, the effective rate differs from the statutory rate primarily due to state income taxes and non-taxable earnings of a minority interest in a VIE. During the forty weeks of fiscal 2003, the effective rate differs from the statutory rate primarily due to state income taxes. The 37.8% tax rate for the forty weeks of fiscal 2004 differs from the rate of 38.5% for the forty weeks of fiscal 2003 primarily due to the non-taxable earnings of the VIE.

     Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of FIN 46 (see Variable Interest Entities under New Accounting Pronouncements below). All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE.

     Discontinued Operations. The loss from discontinued operations for the forty weeks of fiscal 2004 decreased to $3.5 million, net of income tax, as compared to $42.7 million, net of income tax, for the forty weeks of fiscal 2003. The decrease is primarily attributable to the sale and wind down of the Mrs. Smith’s Bakeries frozen dessert business completed in the second quarter of fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate. During the first quarter of fiscal 2005, the company expects to use cash for a voluntary contribution to its defined benefit pension plan, fiscal 2004 bonus payments and payment of a Stock Appreciation Rights award that vests during the first quarter of fiscal 2005.

Cash Flows

     Flowers Foods’ cash and cash equivalents decreased to $35.6 million at October 9, 2004 from $42.4 million at January 3, 2004. The decrease resulted from $46.2 million and $38.9 million disbursed for investing activities and financing activities, respectively, partially offset by $78.3 million provided by operating activities.

     Net cash of $78.3 million provided by operating activities during the forty weeks ended October 9, 2004 consisted primarily of $43.3 million in net income, adjusted for certain non-cash positive items of $76.5 million. These positive items were partially offset by cash disbursed for working capital and other activities of $41.6 million. The net cash disbursed for working capital and other activities included pension payments of $17.0 million. In addition, there was a decrease in facility closing cost reserves of $4.5 million primarily attributable to the payoff of the building lease accrued for at the closing of the company’s Pottstown, Pennsylvania production facility in fiscal 1997.

     Net cash disbursed for investing activities during the forty weeks ended October 9, 2004 of $46.2 million consisted primarily of capital expenditures of $40.0 million including the purchase of a McDonough, Georgia bakery for $4.2 million. Capital expenditures were $27.5 million at Flowers Bakeries and $10.0 million at Flowers Specialty, including the McDonough purchase.

     Net cash disbursed for financing activities of $38.9 million during the forty weeks ended October 9, 2004 consisted primarily of stock repurchases and dividends paid of $30.9 million and $15.4 million, respectively, partially offset by an increase in book overdrafts of $7.8 million.

Credit Facility

     On October 24, 2003, the company entered into a three-year, $150.0 million unsecured revolving credit facility. The credit facility includes certain restrictions, which among other things, require maintenance of financial covenants and limit encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Financial covenants in the credit facility include such ratios as a minimum interest coverage ratio, minimum tangible net worth and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 9, 2004, the company was in compliance with all financial covenants under the credit facility.

     Interest is due quarterly on any outstanding borrowings under the credit facility at the Eurodollar rate or base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and can range from 0.0% to 1.45% for the revolving credit facility. In addition, a facility fee ranging from .125% to .30% is due quarterly on the credit facility. There were no borrowings outstanding under the credit facility at October 9, 2004.

     Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan of $5.7 million for the forty weeks ended October 4, 2003 is included in discontinued operations.

     The company’s credit rating by Standard and Poor’s as of October 9, 2004 was BBB-. The company’s credit rating by Fitch Ratings as of October 9, 2004 was BBB-. The company’s credit rating by Moody’s Investor Service as of October 9, 2004 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit agreement discussed above, but could affect future credit availability.

     On October 29, 2004, subsequent to the end of the third quarter, the company amended and restated its credit facility. As amended, the 5-year unsecured revolving credit agreement provides for initial borrowings of up to $150.0 million. The company may request to increase its borrowings up to an aggregate of $225.0 million upon the satisfaction of certain conditions. The amended and restated credit facility also provides for lower rates on future borrowings and less restrictive loan covenants by eliminating the minimum tangible net worth covenant and increasing the maximum leverage ratio.

Uses of Cash

     On August 25, 2004, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on September 22, 2004 to shareholders of record on September 8, 2004. This dividend payment amounted to $5.5 million, bringing dividends paid to $15.4 million for the forty weeks ended October 9, 2004.

     During the third quarter of fiscal 2004, the company made a voluntary cash contribution to its defined benefit pension plan of $4.3 million, bringing contributions to the pension plan to $17.0 million for the forty weeks ended October 9, 2004. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time to make the contributions in order to reduce the impact of future contributions. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the third quarter of fiscal 2004, 578,200 shares at a cost of $14.6 million were purchased under the plan. During the forty weeks ended October 9, 2004, 1,228,000 shares at a cost of $30.9 million were purchased under the plan. From the inception of the plan through October 9, 2004, 2,102,753 shares at a cost of $53.1 million have been purchased under the plan.

NEW ACCOUNTING PRONOUNCEMENTS

     Variable Interest Entities. In January 2003, the FASB issued FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46R was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a VIE or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE, and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of October 9, 2004, the company had assets relating to the VIE of $20.9 million, or 2.4% of total assets, consisting primarily of $14.9 million of transportation equipment recorded as capital lease obligations. Sales of $3.1 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $0.1 million, or 0.2%, were recorded for the twelve weeks ended October 9, 2004. Sales of $9.2 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $1.5 million, or 1.9%, were recorded for the forty weeks ended October 9, 2004. The VIE has collateral that is sufficient to meet it’s capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

     Pensions. In December 2003, Statement of Financial Accounting Standard (“SFAS”) No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits was revised to include various additional disclosure requirements. SFAS 132R is effective for fiscal years ending after December 15, 2003.

     Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forward, futures and option contracts and swap agreements to hedge existing or future exposure to changes in interest rates and commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes. If actual market conditions are less favorable than those anticipated, raw material prices could increase significantly, adversely affecting the margins from the sale of our products.

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 9, 2004, the fair market value of the company’s commodity derivative portfolio was $(3.88) million. Of this fair value, $(1.38) million is based on quoted market prices and $(2.50) million is based on models and other valuation methods. $(0.88) million, $(3.20) million, $0.13 million and $0.07 million of this fair value relates to instruments that will be utilized in fiscal 2004, 2005, 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 9, 2004, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $7.9 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

INTEREST RATE RISK

     As of October 9, 2004, the company had no interest rate hedging agreements outstanding.

ITEM 4. CONTROLS AND PROCEDURES

     The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the company’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective as of October 9, 2004.

     There have been no changes in the company’s internal controls over financial reporting that occurred during the fiscal quarter ended October 9, 2004 that have materially affected or are reasonably likely to materially affect the company’s internal controls over financial reporting. As a part of a company-wide initiative to improve business processes and efficiency, the company continued to improve its back-office systems and operations during the fiscal quarter ended October 9, 2004. As a matter of course during this initiative, we continued to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures.

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

     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former subsidiary. The costs of this settlement were previously recorded by the company as part of discontinued operations. Therefore the settlement had no impact on the company’s results of operations for the third quarter.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2004 under the stock repurchase plan (amounts in thousands, except price data).

			Total	Maximum
			Number of Shares	Number of Shares
	Total Number	Average	Purchased as Part of	That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased	Per Share	Plan or Programs	Plans or Programs
July 18, 2004 – August 14, 2004	—	$—	—	5,976
August 15, 2004 – September 11, 2004	381	$25.36	381	5,595
September 12, 2004 – October 9, 2004	197	$25.13	197	5,398

Total	578	$25.28	578

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

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 18, 2004

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit
2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.7-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit
No.	Name of Exhibit
10.14-	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.15-	Credit Agreement, dated as of October 24, 2003, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperatieve Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 18, 2003, File No. 1-16247).

10.16-	Form of Separation Agreement, by and between Flowers Foods, Inc. nd certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.17-	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.18-	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 4, 2004. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.19-	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperatieve Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

*21-	Subsidiaries of Flowers Foods, Inc.

*31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Quarter Ended October 9, 2004.

*	Filed herewith