Form 10-K
period 2005-01-01
FLOWERS FOODS INC
filed 2005-03-17
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-16247

FLOWERS FOODS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2582379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1919 Flowers Circle Thomasville, Georgia	31757 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(229) 226-9110
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 per share, together with Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)  Yes ☑  No ☐
     Based on the closing sales price on the New York Stock Exchange on July 16, 2004 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,122,572,601.
     On March 4, 2005, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 42,817,697.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be held June 3, 2005, which will be filed with the Securities and Exchange Commission on or prior to April 29, 2005, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K REPORT

i

Forward Looking Statements
      Statements contained in this filing and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward looking statements are based upon assumptions we believe are reasonable.
      Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including weight loss trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	customer and consumer reaction to pricing actions;

•	existing or future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks, could adversely affect our business and our commodity and service costs; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions.
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
      As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of January 1, 2005.
Sale of the Mrs. Smith’s Bakeries Frozen Dessert Business
      On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the Mrs. Smith’s Bakeries frozen bread and roll business, which, along with the Birmingham, Alabama production facility that was formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment. Flowers Snack was renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”) in fiscal 2003. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred to Flowers Bakeries from Flowers Specialty as a result of this facility now delivering products through the company’s direct store delivery (“DSD”) system.
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
      We have a leading presence in each of the major product categories in which we compete. Our Flowers Bakeries’ brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

Flowers Bakeries Flowers Nature’s Own Cobblestone Mill BlueBird ButterKrust Mary Jane Evangeline Maid Ideal Mi Casa	Flowers Bakeries Regional Franchised Brands Sunbeam Roman Meal Bunny Holsum	Flowers Specialty Mrs. Freshley’s European Bakers Tesoritos
      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products, available to distributors and customers through multiple channels of distribution within the industry, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines. Our strategy focuses on developing products responsive to ever changing consumer needs and preferences through product innovation and leveraging our well established brands, listed above. To assist in accomplishing our core strategy, we have aggressively invested capital to modernize, automate and expand both our production and distribution capabilities and increase our efficiency. We believe these investments allow us to produce high quality products at the lowest cost in all of our operations.
      Flowers Bakeries focuses on the production and marketing of bakery products in the southeastern and southwestern United States. Flowers Bakeries markets a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity Flowers Bakeries has been able to strengthen and establish its brands in the markets its serves. We have devoted significant resources to modernizing production facilities, improving our distribution capabilities and enhancing our information technology. Historically, we have grown through acquisitions of numerous bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive DSD system. This system utilizes approximately 2,700 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue to enable these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.
      Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Flowers Specialty products are distributed nationally through brokers and warehouse and vending distribution. Additionally, Flowers Specialty distributes to retail outlets in the southeastern and southwestern United States using the Flowers Bakeries’ DSD system. Flowers Specialty’s facilities are state-of-the-art with high-speed equipment that allows us to be very competitive in the marketplace.
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
      While low-carbohydrate diets have shown recent signs of trending down, many Americans continue to monitor their carbohydrate and sugar intake, either by using a specific diet program, or just by cutting back on sweets and starches. Consequently, the grain-based food industry faces challenges with respect to the content of its products. Studies show that grain-based food products are necessary for a healthy diet. We have developed and introduced new products that appeal to health-conscious consumers — not just those concerned with their carbohydrate and sugar intake. During fiscal 2003, Flowers Bakeries introduced a reduced carbohydrate product under its Nature’s Own Healthline line of products to meet the special dietary needs of our carbohydrate-conscious consumers. In fiscal 2004, Flowers Specialty introduced several varieties of reduced carbohydrate buns, breads and rolls for distribution in the foodservice segment. Also in fiscal 2004, Flowers Bakeries introduced several new health-conscious items including Nature’s Own Wheat ’n Soy and Nature’s Own Double Fiber breads under its Healthline line. In addition, we continually address product reformulations to address health related considerations, and are currently testing the elimination of transfats from some of our products.

Fresh Bakery Products
      Retail sales of bakery products continue to move to a variety of premium and specialty breads. Sales of bakery products to mass merchandisers continue to grow at a faster rate than traditional retail supermarket sales. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate Bakeries Corporation, Sara Lee Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, as evidenced by one of the company’s largest competitors filing for reorganization under Chapter 11 of the United States Bankruptcy Code, size alone is not sufficient to ensure success in our industry.
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
      According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $476 billion in 2005, reflecting a growth rate of 4.9% over 2004. 2005 will mark the 14th consecutive year of sales growth in the restaurant industry. Full service restaurants sales are expected to grow 5% due to a rise in disposable income, an expanding economy and increased tourism. According to NRA data, sales at quick service restaurants, including fast-casual or quick casual, are projected to grow 4.7% due to consumers’ continued demand for convenience and value and new menu offerings. The NRA predicts the number of restaurants in the United States will top approximately 1,000,000 by 2010. Restaurants’ share of the food dollar is 46.7%, but it is expected to be 53% by 2010. In 1955, the share was 25%.

Strategy
      Our core strategy is to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. We develop strategies based on the production, distribution and marketing requirements of the distribution channel. We employ the following six overall corporate strategies:

•	Strong Brand Recognition. We intend to capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to new products that meet our consumers’ dietary needs and additional channels of distribution. Our Nature’s Own brand is the top-selling brand in the soft variety bread category. Many of our white bread brands are category leaders in the geographical area where they are sold.

•	Efficient Production and Distribution Facilities. We intend to maintain a level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Customer Service-Oriented Distribution Through Multiple Distribution Channels. We intend to continue to expand and refine our distribution systems to respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands in the channels we serve. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers.

•	Broad Range of Products. We intend to maintain a broad line of fresh and frozen bakery products. We will continue to expand our product lines to address changing consumer needs and preferences, particularly health-conscious consumer preferences.

•	Strategic Acquisitions. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 115 acquisitions since 1968. We intend to continue pursuing growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories and that fit our organization both operationally and financially.

•	Geographic Territory Expansion. We intend to extend our DSD service 100 to 150 miles into states that adjoin current territories supplied by the company. A combination of traditional acquisitions and greenfield plant construction will allow the company to accomplish this goal.
Products
      We produce fresh packaged and frozen bakery products.

Flowers Bakeries
      We market our fresh packaged bakery products in the southeastern and southwestern United States. Our soft variety and premium specialty breads are marketed throughout this area under our Nature’s Own and Cobblestone Mill brands. During fiscal 2003, we introduced Nature’s Own Healthline products, which include reduced carbohydrate, sugar-free and high calcium fresh bakery products to meet the special dietary needs of our customers. In fiscal 2004, we added several new products to Healthline, including Wheat ’n Soy and Double Fiber products. We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Mary Jane, Evangeline Maid and Ideal. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 35% of the population. Flowers Bakeries’ branded products account for approximately 59% of its sales.
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

Flowers Specialty
      Flowers Specialty produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are manufactured on a “bake to order” basis and are delivered throughout the United States. Flowers Specialty also produces pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various private and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors.
      In October of fiscal 2003, Flowers Specialty introduced a full line of cake products to appeal to the growing Latino and Hispanic markets. The new products include Conchas, Donas, Mantecedas, Panque, Panquecitos, Panque con Nuez, Sorpresas, Esponjitas, Pastelitos con Crema and Roles de Canela con Pasas. These new products are distributed by Flowers Bakeries’ DSD system in supermarkets, convenience stores and other retail outlets in the Sun Belt states under the Mi Casa brand and nationally by Flowers Specialty to supermarkets, convenience stores and vending outlets under the Tesoritos brand. In fiscal 2004, Flowers Specialty continued to make improvements to these products, both in formulation and packaging. Sales of these cake products were $3.6 million and $1.0 million in fiscal 2004 and fiscal 2003 (October-December), respectively. The company believes the Latino and Hispanic markets offer opportunities for growth and intends to continue to pursue these markets with its bakery products. In fiscal 2004, Flowers Specialty introduced a variety of new products under the Mrs. Freshley’s brand, including Pecan Twirls Club Packs, an improved Round Danish, Coconut Crème Cakes and Cookie Dough Bars.
      Flowers Specialty also produces and distributes a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. In fiscal 2004, Flowers Specialty introduced several varieties of reduced carbohydrate buns, breads and rolls for distribution in the foodservice segment. Flowers Specialty has the ability to provide its customers with a variety of products using both conventional and hearth baking technologies.
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

Extended Shelf Life
      The company reformulated certain products in fiscal 2002 to provide for an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness while extending the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continued to use ESL in fiscal 2004 and expect to continue to do so in the future. We experience financial benefits of ESL through reduced stale costs and reduced out-of-stock conditions. We have not, and do not intend to, reduce service days or the number of route territories used to service our customers as a result of ESL.

Flowers Bakeries
      We operate 27 fresh packaged bakery production facilities in ten states and one production facility that produces frozen bakery products. Throughout our history, we have devoted significant resources to modernizing our production facilities and improving our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.
      In September 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets.
      In October 2003, the company purchased land and a building in Denton, Texas and converted the building into a bakery facility that produces fresh baked foods primarily for the Dallas-Ft. Worth market. We began producing buns in our new Denton, Texas bakery in the summer of 2004. A new bread line is currently being installed, and we expect production to begin in the summer of 2005.
      Distribution of fresh packaged bakery products, delivered through the company’s DSD system, involves determining appropriate order levels, delivery of the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also utilizes scan-based trading, which allows us to track and monitor sales and inventories more effectively. The fresh packaged bakery industry relies on scan-based trading to provide information that allows the company to produce and distribute products at high levels of efficiency.
      We utilize a network of approximately 2,700 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company. We believe the independent distributor system is unique in the industry both as to its size and with respect to its geographic coverage. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.
      The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $1.3 million, $1.2 million and $1.2 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we utilize a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other bases. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. During fiscal 2004, the company began upgrading the hand-held computer system in order to stay abreast of the latest technological advances in this area. This upgrade, when completed, will improve our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer. The company expects to complete this upgrade by early 2006. We do not believe the cost of this upgrade will have a material effect on our results of operations, financial condition or cash flows.

Flowers Specialty
      We operate four production facilities that produce packaged bakery snack products and two production facilities that produce frozen bread and rolls. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near Knoxville, Tennessee, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. After production, our frozen bread and rolls products are shipped to various outside freezer facilities for distribution to our customers.
Customers
      Our top 10 customers in fiscal 2004 accounted for 40.5% of sales. During fiscal 2004, our largest customer, Wal-Mart/ Sam’s Club, represented 15.5% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club as a customer or a material negative change in our relationship with this customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales. The loss or financial instability of a major customer could have a material adverse effect to our financial condition. On February 21, 2005, Winn Dixie Stores, Inc., currently the company’s second largest customer representing 5.3% of our sales in fiscal 2004, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company is continuing to serve this customer, and at this time we are unable to fully assess the effect, if any, the reorganization will have on our results of operations, financial condition or cash flows.

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

Competition

Flowers Bakeries
      The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution and smaller regional and local bakeries. Primary national competitors include Interstate Bakeries Corporation, Sara Lee Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). We also face competition from private label brands produced by us and our competitors. Competition is based on product availability, product quality, brand loyalty, price, effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of the independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products and sales channels, limit the effects of such competition. Recent consolidation in the industry has further enhanced the ability of the larger firms to compete with small regional bakeries. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, as evidenced by one of the company’s largest competitors filing for reorganization under Chapter 11 of the United States Bankruptcy Code, size alone is not sufficient to ensure success in our industry.

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
Intellectual Property
      We own a number of trademarks and trade names, as well as certain patents and licenses. The company also sells its products under a number of regional franchised and licensed trademarks and trade names that it does not own. These trademarks and trade names are considered to be important to our business since they have the effect of developing brand awareness and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continued use of any of our trademarks, trade names, patents or licenses to any material extent.
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
      Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, as well as other regulations intended to protect public health and the environment. The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the “Bioterrorism Act”), which President Bush signed into law on June 12, 2002. The Bioterrorism Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures. The company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The company continues to monitor risks in this area and is evaluating the impact of these regulations on an ongoing basis.
      The cost of compliance with such laws and regulations has not had a material adverse effect on the company’s business. Our operations and products also are subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. We believe that we are currently in material compliance with applicable federal, state and local laws and regulations.
Employees
      We employ approximately 7,000 persons, approximately 595 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

We rely on a few large customers for a significant portion of our sales.
      We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 40.5% of our sales during fiscal 2004. Our largest customer, Wal-Mart/ Sam’s Club, accounted for 15.5% of our sales during this period. The loss of one of our large customers could adversely affect our business. These customers do not typically enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. On February 21, 2005, Winn-Dixie Stores, Inc., currently the company’s second largest customer filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company is continuing to serve this customer, and at this time we are unable to fully assess the effect, if any, the reorganization will have on our results of operations, financial condition or cash flows.

Consolidation in the retail and foodservice industries could affect our business.
      As the consolidation trend among our customers continues and our customers, including mass merchandisers, grow larger and become more sophisticated, they may demand lower pricing, increased promotional programs or special packaging from product suppliers. Meeting these demands may adversely affect our margins. If we are not selected by our customers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected.

Our large customers may impose requirements on us that may adversely affect our operating results.
      From time to time, our large customers, including Wal-Mart, may re-evaluate or refine their business practices and impose new or revised requirements upon their suppliers, including us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Compliance with requirements imposed by significant customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could adversely affect our results of operations.

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
      Pension, health care and workers’ compensation costs have been increasing and will likely continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plan based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There are no new participants in the company’s defined benefit plan as of December 31, 1998.

We have risks related to our pension plans.
      The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 12.7% of the assets (as of January 1, 2005) of our pension plans.
      If the financial markets do not provide the long-term returns that are expected, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low-interest-rate environment, the likelihood of required contributions in the future increases.

A disruption in the operation of our direct store distribution system could negatively affect our operating results.
      We believe that our DSD distribution system is a significant competitive advantage for us. A material negative change in our relations with the independent distributors, an adverse ruling by regulatory or governmental bodies regarding our independent distributorship program or an adverse judgment against the company for actions taken by the independent distributors could materially affect our results of operation and financial condition.

Compensation costs associated with our stock appreciation rights plan could have adverse effects on our financial results.
      The company periodically awards stock appreciation rights to key employees throughout the company. Generally accepted accounting principles require the company to record compensation expense for these rights based on changes in the company’s stock price between the grant date and the balance sheet date that is presented. If the price of our common stock increases more than we project during the measurement period, the company may have to recognize greater than expected compensation expense, which could negatively affect our results of operations.

We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing.
      We rely on the success of our well-recognized brand names. We intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. If we are not able to successfully maintain our brand recognition, our business could be adversely affected.

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
      As a producer and marketer of food items, we are subject to regulation by various federal, state and local government entities and agencies with respect to production processes, product quality, packaging, labeling, storage and distribution. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, future regulation by these agencies and existing or future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks, could increase our commodity and service costs and have material adverse effect on our results of operations and financial results.

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
      Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

•	a classified board of directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of the board of directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community.
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
EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 59 President and Chief Executive Officer	Mr. Deese has been President and Chief Executive Officer of Flowers Foods since January 2004. Mr. Deese previously served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Prior to that, he served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Jimmy M. Woodward Age 44 Senior Vice President and Chief Financial Officer	Mr. Woodward has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2002. Mr. Woodward previously served as Vice President and Chief Financial Officer from November 2000 until September 2002. Prior to that, he served as Vice President and Chief Financial Officer at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time.

Gene D. Lord Age 57 President and Chief Operating Officer — Flowers Foods Bakeries Group	Mr. Lord has been President and Chief Operating Officer of Flowers Foods Bakeries Group since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 49 President and Chief Operating Officer — Flowers Foods Specialty Group	Mr. Shiver has been President and Chief Operating Officer of Flowers Foods Specialty Group since April 2003. Mr. Shiver previously served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Name, Age and Office	Business Experience

Stephen R. Avera Age 48 Senior Vice President, Secretary and General Counsel	Mr. Avera has been Senior Vice President, Secretary and General Counsel of Flowers Foods since September 2004. Mr. Avera previously served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 54 Senior Vice President-Supply Chain	Mr. Beaty has been Senior Vice President-Supply Chain of Flowers Foods since September 2002. Mr. Beaty previously served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 51 Senior Vice President of Corporate Relations	Ms. Turner has been Senior Vice President of Corporate Relations of Flowers Foods since July 2004. Ms. Turner previously served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.
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
      The following corporate governance documents may be obtained free of charge through our website in the “Corporate Governance” section of the “Investor Center” tab or by sending a written request to Flowers Foods, Inc., 1919 Flowers Circle, Thomasville, GA 31757, Attention: Investor Relations.

•	Audit Committee Charter

•	Nominating/ Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors

Item 2.     Properties
      The company currently operates 34 production facilities, of which 32 are owned and two are leased, as indicated below. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama	Lafayette, Louisiana
Opelika, Alabama	New Orleans, Louisiana
Tuscaloosa, Alabama	Goldsboro, North Carolina
Batesville, Arkansas	Jamestown, North Carolina
Ft. Smith, Arkansas	Morristown, Tennessee
Pine Bluff, Arkansas	Denton, Texas
Texarkana, Arkansas	El Paso, Texas
Bradenton, Florida	Houston, Texas
Jacksonville, Florida	San Antonio, Texas
Miami, Florida	Tyler, Texas
Atlanta, Georgia	Lynchburg, Virginia
Thomasville, Georgia	Norfolk, Virginia
Tucker, Georgia (Leased)	Bluefield, West Virginia
Villa Rica, Georgia
Baton Rouge, Louisiana
Flowers Specialty
Montgomery, Alabama	London, Kentucky
Atlanta, Georgia	Cleveland, Tennessee
Suwanee, Georgia (Leased)(1)	Crossville, Tennessee

(1)	The Suwanee, Georgia facility was sold to Schwan as part of the divestiture of substantially all the assets of the Mrs. Smith’s Bakeries frozen dessert business in April 2003. We lease a portion of the Suwanee facility from Schwan where we currently produce frozen bread and roll products. This lease originally was to expire in April 2006, but on February 2, 2005, the company and Schwan agreed to extend the term of the lease through April 2010.
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
      As previously disclosed, the SEC has been conducting an investigation with respect to trading in the company’s common stock by certain entities and individuals from December 2002 through January 2003. On March 2, 2005, the SEC announced that final judgment had been entered against six current employees and one former employee of the company, none of whom were executive officers. Pursuant to settlements with the SEC, under which the individuals neither admitted nor denied liability, the SEC enjoined these individuals from further violations of the securities laws and ordered them to disgorge their individual profits which aggregated $57,486 plus prejudgment interest, and to pay civil penalties, which equaled their profits of $57,486. Following entry of the judgment and completion of the company’s investigation, the company formally reprimanded the current employees with final warning, required the current employees to undergo additional training with regard to the company’s code of conduct, and required all seven individuals to forfeit fiscal 2004 bonus payments totaling approximately $163,000 for violation of the company’s insider trading policy.
      On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax were previously recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations. Therefore, the settlement had no impact on the company’s results of continuing operations for fiscal year 2004.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2004.
PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities
      Shares of Flowers Foods common stock have been quoted on the New York Stock Exchange under the symbol “FLO” since March 28, 2001. The following table sets forth quarterly dividend information and the high and low closing sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2004			FY 2003

	Market Price		Dividend	Market Price		Dividend

Quarter	High	Low		High	Low

First	$27.70	$23.70	$0.100	$19.62	$10.82	$0.030
Second	27.88	21.13	0.125	21.61	18.18	0.100
Third	27.06	24.00	0.125	23.98	18.97	0.100
Fourth	32.17	24.10	0.125	27.35	22.78	0.100
      As of March 4, 2005, there were approximately 4,362 holders of record of our common stock.
Dividends
      The declaration and payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. The company amended and restated its $150.0 million unsecured credit agreement in October 2004, and under the terms of the credit agreement the company has no direct restrictions on dividends. Until this amendment and restatement, dividends were permitted to be paid in an amount equal to the excess of the company’s tangible net worth over $450.0 million.

Securities Authorized for Issuance Under Compensation Plans
      The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column(a))

	(a)	(b)	(c)

(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	3,357	$14.38	580
Equity compensation plans not approved by security holders	—	—	—

Total	3,357	$14.38	580

      Under the company’s compensation plans, the board of directors is authorized to grant a variety of stock based awards, including restricted stock awards, to its directors and certain of its employees. The number of securities set forth in column (c) above includes shares of restricted stock available for future issuance under the company’s compensation plans. See Note 16 of Notes to Consolidated Financial Statements for further information.
Issuer Purchases of Equity Securities
      On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2004 under the stock repurchase plan.

				Maximum
				Number of
			Total Number of	Shares that
			Shares Purchased	May Yet Be
		Average	as Part of	Purchased
		Price	Publicly	Under the
	Total Number of	Paid per	Announced Plan	Plans or
Period	Shares Purchased	Share	or Programs	Programs

	(Amounts in thousands, except price data)
October 10, 2004-November 6, 2004	76	$25.62	76	5,322
November 7, 2004-December 4, 2004	—	$—	—	5,322
December 5, 2004-January 1, 2005	77	$31.55	77	5,245

Total	153	$28.58	153

Item 6.     Selected Financial Data
      The selected consolidated historical financial data presented below as of and for the fiscal years 2004, 2003, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 52	For the 53
	Weeks Ended	Weeks Ended	For the 52 Weeks Ended

	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000

	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$1,551,308	$1,452,995	$1,328,607	$1,299,490	$1,246,183
Income (loss) from continuing operations before minority interest and cumulative effect of a change in accounting principle	56,029	52,804	43,485	9,018	(10,099)
Minority interest in variable interest entity	(1,769)	—	—	—	—
(Loss) income from discontinued operations, net of income tax	(3,486)	(38,146)	(37,362)	(23,311)	15,144
Cumulative effect of a change in accounting principle, net of income tax(1)	—	—	(23,078)	—	—
Net income (loss)	$50,774	$14,658	$(16,955)	$(14,293)	$5,045
Income (loss) from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$1.21	$1.15	$0.95	$0.20	$(0.22)
Cash dividends per common share	$0.475	$0.33	$0.03	$—	$1.16
Balance Sheet Data:
Total assets(2)	$875,648	$847,239	$1,102,502	$1,099,691	$1,562,646
Long-term debt(3)	$22,578	$9,866	$223,133	$242,057	$247,847

(1)	Goodwill impairment charge resulting from adoption of SFAS 142 for the 52 weeks ended December 28, 2002.

(2)	Includes assets of discontinued operations relating to Mrs. Smith’s Bakeries’ frozen dessert business of $243.1 million, $298.3 million and $280.0 million at December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Also includes net assets of discontinued operations relating to Keebler of $567.4 million at December 30, 2000. Assets sold during the year ended January 3, 2004 relating to Mrs. Smith’s Bakeries’ frozen dessert business were $243.4 million.

(3)	Excludes $540.0 million at December 30, 2000 of long-term debt paid by Kellogg in connection with the Keebler transaction as described in Part I, Item 1 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
      The following discussion should be read in conjunction with “Selected Financial Data” included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See “Forward-Looking Statements.”
General
      The company produces and markets fresh and frozen baked breads, rolls and snack foods. Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity.
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
      The company’s selling, marketing and administrative expenses are comprised mainly of distribution, logistics and promotional expenses. Distribution and logistics costs represent the largest component of the company’s cost structure, other than production costs, and are principally influenced by changes in sales volume. Additionally, the independent distributors receive a percentage of the wholesale price of sales to retailers and other customers. The company records these amounts as selling, marketing and administrative expenses.
      Depreciation and amortization expenses for the company are comprised of depreciation of property, plant and equipment and amortization of certain costs in excess of net tangible assets associated with acquisitions. The company does not allocate depreciation and amortization to cost of goods sold.
Critical Accounting Policies and Estimates
      Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the company’s consolidated financial statements.
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
      The selection and disclosure of the company’s critical accounting policies and estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below used in the preparation of its Consolidated Financial Statements:

•	revenue recognition;

•	allowance for doubtful accounts;

•	derivative instruments;

•	valuation of long-lived assets, goodwill and other intangibles;

•	self-insurance reserves;

•	income tax expense and accruals;

•	pension obligations; and

•	distributor accounting.
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
      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). During 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2004, the company recorded approximately $374.5 million in sales through PBS. The company estimates that by the end of fiscal 2005, it will have approximately $415.0 million in PBS sales. See Note 2 of Notes to Consolidated Financial Statements for additional information.
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
      Self-Insurance Reserves. We are self-insured for various levels of general liability, auto liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our results of operations and financial condition.
      Income Tax Expense and Accruals. The annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Changes in statutory rates and tax laws in jurisdictions in which we operate may have a material effect on the annual tax rate. The effect of these changes, if any, would be recognized when the change takes place.

      Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments relate to both permanent and temporary differences in the treatment of items for tax and accounting purposes, as well as estimates of our current tax exposures. The company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some or all of the deferred assets will not be realized. While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.
      Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. The IRS has initiated audits of our tax returns as well as the returns of our predecessor, FII, for the tax years 2000 through 2002. In connection with our spin-off from FII in 2001, we agreed to remain obligated for tax liabilities arising prior to the date of the spin-off. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such exposures. While the ultimate outcome cannot be predicted with certainty, we do not currently believe that these audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 20 of Notes to Consolidated Financial Statements for more information on income taxes.
      Pension Obligations. The company records pension costs and the liabilities related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There are no new participants in the company’s defined benefit plan as participation was frozen as of December 31, 1998. The company’s fiscal 2004 pension expense was $9.0 million. The company expects its fiscal 2005 pension expense to be approximately $6.0 million. A quarter percentage point change in the discount rate would impact the company’s fiscal 2004 expense by approximately $1.0 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2004 pension expense by approximately $0.4 million on a pre-tax basis.
      The discount rate used by the company reflects rates at which pension benefits could be effectively settled. As permitted under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the company has historically used rates of return on high-quality fixed income investments, such as those included in the Moody’s Aa Bond Index, to determine its discount rate. The historical reference to the Moody’s yield is characterized as a proxy for the discount rate that would have been generated through a more rigorous cash flow matching technique. During fiscal 2004, the company determined it appropriate to refine the prior estimation approach to use a more rigorous cash flow matching technique to select the discount rate as the use of the Moody’s index as a proxy has declined. Given the current market dynamics, the company believes the cash flow matching technique provides a better estimate of the discount rate than the Moody’s index.
      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 10.3% (net of investment expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% debt securities, 0-40% other diversifying strategies (including, but not limited to, absolute return funds), 0-25% real estate, 0-25% cash and 0-5% other. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. The company includes an explicit investment management expense assumption in its calculation of annual pension cost. Therefore, the return on asset rate reflects long-term expected returns before investment expenses.

      The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future service of plan participants. The total unrealized loss as of the fiscal 2004 measurement date of September 30, 2003 for all of the pension plans the company sponsors was $54.1 million. An amortization of unrealized losses of $2.6 million was required during fiscal 2004. The total unrealized loss as of the fiscal 2005 measurement date of September 30, 2004 for all of the pension plans the company sponsors was $45.9 million. These unrecognized losses are due to plan asset performance that was below expectations and actual experience that differed from the actuaries’ assumptions. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.
      During fiscal 2004, fiscal 2003 and fiscal 2002, the company contributed $17.0 million, $11.0 million and $6.2 million, respectively, to the defined benefit plan. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2004, the company recorded a minimum pension liability adjustment that impacted other comprehensive income by $(5.1) million, net of income tax. Other balance sheet accounts impacted include deferred tax assets (decrease of $3.2 million), unfunded pension liability (decrease of $8.3 million), and an intangible asset related to unrecognized prior service costs (decrease of $0.1 million). Future pension contributions will depend on market conditions. On January 31, 2005, the company made a voluntary cash contribution of $25.0 million to the pension plan. The company does not intend to make further contributions to the pension plan during fiscal 2005. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.
      Distributor Accounting. The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes.” Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling marketing and administrative expenses because the company considers its distributor activity a cost of distribution. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale. A substantial decrease in the value of territories held for sale would have an adverse effect on the company’s results of operations.
Matters Affecting Analysis
      Reporting Periods. Fiscal 2004 consists of 52 weeks, fiscal 2003 consists of 53 weeks and fiscal 2002 consists of 52 weeks.
      Sale of Mrs. Smith’s Bakeries’ Frozen Dessert Business in Fiscal 2003. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred to Flowers Bakeries from Flowers Specialty. Prior year segment information has been restated to reflect this transfer. For purposes of this Form 10-K, discussion will relate to our Flowers Bakeries and Flowers Specialty business units as such businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimates of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.
      Acquisitions. On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets. The company’s new bakery in Denton, Texas, which began production in June 2004, is meeting the immediate production needs necessary to serve these customers.
      On December 30, 2002, the company acquired all the assets of Bishop Baking Company, Inc. (“Bishop”) for cash from Kellogg Company. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.
      On October 25, 2002, Flowers Bakeries acquired Ideal Baking Company, Inc. (“Ideal”) for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal produces bread and rolls distributed through the company’s DSD system. This acquisition gained the company entrance to certain markets in Oklahoma not previously served by the company.
      Adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets on December 30, 2001 (the first day of fiscal 2002). This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If an asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles were also performed upon adoption of SFAS 142, with any recognized impairment loss reported as the cumulative effect of an accounting change at the date of adoption.
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
Information on Asset Impairment and Certain Other Charges

Fiscal 2002
      Asset Impairment Charge. In the fourth quarter of fiscal 2002, the company recorded a non-cash asset impairment charge of $26.5 million under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This charge consisted of $0.3 million at Flowers Bakeries, $24.4 million at

Mrs. Smith’s Bakeries (included in the caption “Loss from discontinued operations, net of income tax” in the Consolidated Statements of Income) and $1.8 million at Flowers Specialty as described in the chart below.

		Mrs. Smith’s Bakeries	Flowers
	Flowers Bakeries	(Discontinued Operations)	Specialty	Total

	(Amounts in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This was historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144. The impairment of systems costs represents the net book value of certain enterprise-wide information system (“SAP”) costs that were determined to be impaired as a result of the fiscal 2002 internal operating segment reorganization. In the fourth quarter of fiscal 2002, the company converted four former Mrs. Smith’s Bakeries production facilities from the SAP version used at Mrs. Smith’s Bakeries to the SAP version used at Flowers Bakeries. Fixed assets to be abandoned consist of certain machinery and equipment that the company has decided will no longer be used in production. As such, the impairment recorded represents the full net book value of those assets.
      Segment Reorganization Charge. As a result of the reorganization of segments, the company eliminated approximately 70 positions and recorded a charge of $1.3 million during the second quarter of fiscal 2002. The charge consisted of $1.0 million in severance and $0.3 million in legal and other contract termination fees. During the fourth quarter of fiscal 2002, a $0.2 million reduction was recorded to this charge, as a result of lower than anticipated payments of contract termination fees. This charge was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and is therefore included in discontinued operations.

Fiscal 2003
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

Results of Operations
      The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended

	January 1, 2005	January 3, 2004	December 28, 2002

Sales	100.00%	100.00%	100.00%
Gross margin	49.76	50.44	50.93
Selling, marketing, and administrative expenses	40.80	41.36	41.70
Depreciation and amortization	3.66	3.71	4.27
Net interest income	(0.57)	(0.54)	(0.52)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	5.87	5.91	5.32
Net income (loss)	3.27	1.01	(1.28)
Fifty-Two Weeks Ended January 1, 2005 Compared to Fifty-Three Weeks Ended January 3, 2004

Consolidated and Segment Results
      Sales. For the fifty-two weeks ended January 1, 2005, sales were $1,551.3 million, or 6.8% higher than sales for the same period of the prior fiscal year, which were $1,453.0 million. Of the increase, volume, price and mix contributed 2.5% (negatively impacted 1.7% due to the additional week in the prior fiscal year and positively impacted 0.9% due to business acquired from the Sara Lee Bakery Group), 3.0% and 0.4%, respectively. In addition, sales were favorably affected 0.9% as a result of the consolidation of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 5.6% due to increases in pricing and volume, partially offset by volume decreases from the additional week in the prior fiscal year. Private label sales represented approximately 11% of total sales and increased 2.5% primarily due to increased volume, as well as favorable pricing, partially offset by volume decreases from the additional week in the prior fiscal year. Foodservice and other sales represented approximately 35% of total sales and were up 8.5% over the same period of fiscal 2003 due to volume and pricing increases, partially offset by volume decreases from the additional week in the prior fiscal year.
      Flowers Bakeries’ sales for the fiscal year ended January 1, 2005 were $1,218.7 million, or 6.4% higher than the same period of the prior fiscal year, which were $1,145.3 million. Of the increase, volume, price and mix contributed 2.4% (negatively impacted 1.7% due to the additional week in the prior fiscal year and positively impacted 1.1% due to business acquired from the Sara Lee Bakery Group), 2.7% and 0.2%, respectively. In addition, sales were favorably affected 1.1% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 59% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 5.0% due to increases in pricing and volume, partially offset by volume decreases from the additional week in the prior fiscal year. Private label sales represented approximately 12% of total sales and increased 1.4% due to increased pricing and volume, partially offset by volume decreases due to the additional week in the prior fiscal year. Foodservice and other sales represented approximately 25% of total sales and were up 10.3% over the same period of fiscal 2003 primarily due to volume increases and to a lesser extent pricing, partially offset by volume decreases due to the additional week in the prior fiscal year.
      Flowers Specialty’s sales for the fiscal year ended January 1, 2005 were $332.7 million, or 8.1% higher than sales in the comparable period of the prior fiscal year, which were $307.7 million. Of the increase, volume, price and mix contributed 3.0% (negatively impacted 1.7% due to the additional week in the prior fiscal year), 3.7% and 1.4%, respectively. Branded retail sales represented approximately 19% of total sales and were up 12.8% over the same period of the prior fiscal year. The increase was due to favorable pricing and volume increases, partially offset by volume decreases due to the additional week in the prior fiscal year. Private label sales represented approximately 7% of total sales and increased 10.5% primarily due to increased volume, partially offset by volume decreases due to the additional week in the prior fiscal year. Foodservice and other sales (which include contract production and vending) represented approximately 73% of total sales and were up 6.3% over the comparable period of fiscal 2003 primarily due to volume and price increases, partially offset by volume decreases due to the additional week in the prior fiscal year.
      Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the fiscal year ended January 1, 2005 was $771.9 million, or 5.3% higher than gross margin reported for the prior fiscal year of $732.8 million. As a percent of sales, gross margin decreased to 49.8% from 50.4% reported for the fiscal year ended January 3, 2004. This decrease was primarily attributable to cost increases related to ingredients, packaging, labor and utilities, as well as start-up costs for a new bakery in Denton, Texas.
      Flowers Bakeries’ gross margin decreased to 55.9% of sales for the fiscal year ended January 1, 2005, compared to 56.3% of sales for the prior year. This decrease was primarily due to cost increases related to ingredients, packaging, labor and utilities, as well as start-up costs for a new bakery in Denton, Texas.
      Flowers Specialty’s gross margin decreased to 28.6% of sales for the fiscal year ended January 1, 2005, compared to 29.1% of sales for the prior year. This decrease was primarily attributable to higher ingredient, packaging, labor and utilities costs.
      Selling, Marketing and Administrative Expenses. For the fiscal year ended January 1, 2005, selling, marketing and administrative expenses were $632.9 million, or 40.8% of sales as compared to $601.0 million, or 41.4% of sales reported for the fiscal year ended January 3, 2004.
      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $537.4 million, or 44.1% of sales during the fiscal year ended January 1, 2005, as compared to $508.5 million, or 44.4% of sales during the prior year. The decrease as a percent of sales was primarily due to increased sales and gains on sales of assets, partially offset by increased distribution and labor costs.
      Flowers Specialty’s selling, marketing and administrative expenses were $63.7 million, or 19.2% of sales during the fiscal year ended January 1, 2005, as compared to $61.7 million, or 20.0% of sales during the prior year. The decrease as a percent of sales was primarily attributable to increased sales and lower bad debt expense, partially offset by higher labor and advertising costs.
      Depreciation and Amortization. Depreciation and amortization expense was $56.7 million for the fiscal year ended January 1, 2005, an increase of 5.0% from the prior year, which was $53.9 million.
      Flowers Bakeries’ depreciation and amortization expense increased to $45.7 million for the fiscal year ended January 1, 2005 from $44.4 million in the prior year. This increase was the result of increased depreciation expense of $1.6 million due to capital expenditures, offset by decreased amortization expense of $0.3 million due to certain intangibles becoming fully amortized.
      Flowers Specialty’s depreciation and amortization expense increased to $11.5 million for the fiscal year ended January 1, 2005 from $9.8 million in the prior year. This increase was primarily the result of recent capital expenditures and the amortization of certain intangibles.
      Net Interest Income. For the fiscal year ended January 1, 2005, net interest income was $8.8 million, an increase of $0.8 million from the prior year, which was $8.0 million. The increase was primarily related to a decrease in interest expense as a result of a lower average amount of debt outstanding.
      Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the fiscal year ended January 1, 2005 was $91.1 million, an increase of $5.2 million from the $85.9 million reported for the prior fiscal year.
      The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $5.8 million and $2.0 million, respectively. Also contributing to the increase was an increase in net interest income of $0.8 million as a result of a lower average amount of debt outstanding. Partially offsetting these positive items was an increase in unallocated corporate expenses of $3.4 million. The increase at Flowers Bakeries was primarily attributable to increased sales, partially offset by increases in ingredients, packaging, labor and utilities costs, as well as start-up costs for a new bakery in Denton, Texas. The increase at Flowers Specialty was primarily due to increased sales, partially offset by higher ingredient, labor and utilities costs. The increase in unallocated corporate expenses of $3.4 million is primarily due to increases in compensation costs associated with our stock appreciation rights plan and costs associated with third party consultants engaged by the company to assist in the company’s compliance of the Sarbanes-Oxley Act of 2002.
      Income Taxes. Income tax expense for the fiscal year ended January 1, 2005 was provided for at an effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes and earnings of a minority interest in a VIE that is not consolidated for income tax purposes.
      Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of FIN 46. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. See Variable Interest Entities under New Accounting Pronouncements below.
      Discontinued Operations. The loss from discontinued operations for the fiscal year ended January 1, 2005 decreased to $3.5 million, net of income tax, as compared to $38.1 million, net of income tax, for the fiscal year ended January 3, 2004. The decrease was primarily attributable to the sale and wind down of the Mrs. Smith’s Bakeries frozen dessert business completed during the second quarter of fiscal 2003 at which time all known costs were recognized.
      Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s Bakeries business, no single one of which was material to the results of operations or financial condition of the company. The company established a reserve during the first quarter of fiscal 2004 of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business.
Fifty-Three Weeks Ended January 3, 2004 Compared to Fifty-Two Weeks Ended December 28, 2002

Consolidated and Segment Results
      Sales. For the fiscal year ended January 3, 2004, sales were $1,453.0 million, or 9.4% higher than sales in the prior year, which were $1,328.6 million.
      Flowers Bakeries’ sales for the fiscal year ended January 3, 2004, were $1,145.3 million, an increase of 7.4% from sales of $1,066.7 million reported for the prior year. This change was the result of both volume and price increases representing 6.5% and 0.9%, respectively. Of the 6.5% in volume increases, approximately one-third and approximately one-fifth were due to the additional week 53 sales and the Ideal acquisition, respectively. Branded products distributed through the company’s DSD system to supermarkets, convenience stores, mass merchandisers and club stores represent approximately 66% of Flowers Bakeries’ dollar sales. These sales, consisting primarily of the company’s Nature’s Own brand of soft variety breads and the Sunbeam brand of white bread, increased approximately 8% over the prior fiscal year. This increase was primarily attributable to increased volume associated with the introduction of Nature’s Own Healthline products. Sales in the foodservice channel represent approximately 17% of Flowers Bakeries’ sales. These sales increased approximately 4% over the prior fiscal year, primarily as a result of volume increases. Private label sales represent approximately 14% of Flowers Bakeries’ sales. These sales increased approximately 7% over the prior year, primarily as a result of volume increases.
      Flowers Specialty’s sales for the fiscal year ended January 3, 2004, were $307.7 million, an increase of 17.5% from sales of $261.9 million reported for the prior fiscal year. This change was the result of both volume and price increases representing 14.6% and 2.9%, respectively. Of the 14.6% increase in volume, approximately one-tenth and approximately three-fourths were due to the additional week 53 sales and the Bishop acquisition, respectively. Mrs. Freshley’s retail sales represent approximately 14% of Flowers Specialty’s sales.

These sales increased approximately 30% from the prior fiscal year. Private label sales and in-store bakery sales represent approximately 18% of Flowers Specialty’s sales. These sales increased approximately 22% from the prior fiscal year. Sales to customers who distribute in the vending channel represent approximately 17% of Flowers Specialty’s sales. These sales increased 19% from the prior fiscal year. Sales to non-affiliated food companies under contract production arrangements represent approximately 22% of Flowers Specialty’s sales. These sales increased approximately 18% over the prior fiscal year. All of the above sales increased significantly as a result of an expanded presence in the snack product market due to the Bishop acquisition. Sales to the food service industry represented approximately 29% of Flowers Specialty’s sales. These sales increased approximately 9% over the prior fiscal year.
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
      Flowers Bakeries’ gross margin decreased to 56.3% of sales for the fiscal year ended January 3, 2004, compared to 56.8% of sales for the prior year. This decrease was primarily attributable to higher ingredient, labor, packaging and utilities costs.
      Flowers Specialty’s gross margin was unchanged at 29.1% of sales for the fiscal year ended January 3, 2004 as compared to the prior fiscal year.
      Selling, Marketing and Administrative Expenses. For the fiscal year ended January 3, 2004, selling, marketing and administrative expenses were $601.0 million, or 41.4% of sales as compared to $554.1 million, or 41.7% of sales reported for the fiscal year ended December 28, 2002.
      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $508.5 million, or 44.4% of sales during the fiscal year ended January 3, 2004, as compared to $477.0 million, or 44.7% of sales during the prior year. The decrease as a percent of sales was primarily due to increased sales and lower bad debt expense, partially offset by increases in employee-related expenses, distributor discounts and advertising expenses.
      Flowers Specialty’s selling, marketing and administrative expenses were $61.7 million, or 20.0% of sales during the fiscal year ended January 3, 2004, as compared to $56.8 million, or 21.7% of sales during the prior year. The decrease as a percent of sales was primarily attributable to increased sales and lower administrative expenses resulting from the segment restructuring and shared administrative functions discussed herein.
      Depreciation and Amortization. Depreciation and amortization expense was $53.9 million for the fiscal year ended January 3, 2004, a decrease of 5.0% from the prior year, which was $56.8 million.
      Flowers Bakeries’ depreciation and amortization expense decreased to $44.4 million for the fiscal year ended January 3, 2004 from $45.2 million in the prior year. This decrease was the result of decreased amortization expense of $1.5 million relating to certain intangible assets being fully amortized offset by an increase of $0.7 million in depreciation expense as a result of capital expenditures.
      Flowers Specialty’s depreciation and amortization expense decreased to $9.8 million for the fiscal year ended January 3, 2004 from $11.4 million in the prior year. This decrease was primarily the result of the allocation of Mrs. Smith’s Bakeries depreciation expense included in fiscal 2002.
      Asset Impairment Charges. The company recorded no asset impairment charges during fiscal 2003. In fiscal 2002, the company recorded $2.1 million in asset impairment charges. These charges are discussed above in Information on Asset Impairment and Certain Other Charges.
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
      The improvement was primarily the result of three factors: (i) significant improvements in the operating results of Flowers Bakeries and Flowers Specialty of $8.5 million and $9.9 million, respectively; (ii) no asset impairment charges in fiscal 2003, as compared to asset impairment charges of $2.1 million in fiscal 2002; and (iii) an increase in net interest income of $1.0 million as a result of the decrease in debt outstanding. Partially offsetting these positive items was an increase in unallocated corporate expenses of $6.3 million, primarily attributable to expenses related to the sale of the Mrs. Smith’s Bakeries frozen dessert business that cannot be reported as a part of discontinued operations in accordance with GAAP. In addition, the company incurred increased employee costs over the prior year and system and consulting integration expenses related to maintaining a separate enterprise wide information system for the frozen bread and rolls business retained by the company.
      Income Taxes. Income tax expense for the fiscal year ended January 3, 2004 was provided for at an effective rate of 38.5%. The effective rate differs from the statutory rate primarily due to state income taxes.
      Discontinued Operations. Discontinued operations for the fiscal year ended January 3, 2004 was a loss of $38.1 million, an increased loss of $0.7 million compared to the prior year loss of $37.4 million. The increased loss is a result of transaction costs incurred in fiscal year 2003, partially offset by a decrease in the operating loss from the Mrs. Smith’s Bakeries assets disposed of in the second quarter of fiscal 2003.
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
      Flowers Foods’ cash and cash equivalents increased to $47.5 million at January 1, 2005 from $42.4 million at January 3, 2004. The increase of $5.1 million resulted from the net of $123.1 million provided by operating activities and $53.8 million disbursed for investing activities, and $64.2 million disbursed for financing activities. Included in cash and cash equivalents at January 1, 2005 is $3.0 million related to the company’s VIE, none of which is available for use by the company.
      Cash Flows Provided by Operating Activities. Net cash of $123.1 million provided by operating activities consisted primarily of $50.8 million in net income adjusted for certain non-cash items of $104.2 million and partially offset by working capital activities of $31.9 million. The net cash disbursed for working capital consisted primarily of contributions of $17.0 million to the company’s pension plan discussed below and the $4.3 million buyout of a real property lease accrued in 1997 at the time of the closing of the company’s Pottstown, Pennsylvania facility.
      Pension Obligation. During fiscal 2004, the company made voluntary contributions of $17.0 million to its defined benefit plan. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes that, due to its strong cash flow and balance sheet, this was an appropriate time to make the contributions in order to reduce the impact of future contributions. The value of the company’s plan assets remain below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. On January 31, 2005, the company made a voluntary cash contribution of $25.0 million to the pension plan. The company does not intend to make further contributions to the pension plan during fiscal 2005. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
      Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities for fiscal 2004 of $53.8 million included capital expenditures of $46.0 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $33.4 million and $9.6 million, respectively. In addition, $8.6 million was used to fund the acquisition of the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group.
      Cash Flows Disbursed for Financing Activities. Net cash of $64.2 million disbursed for financing activities primarily consisted of stock repurchases and dividends paid of $35.3 million and $20.8 million, respectively.
      Credit Facility. On October 29, 2004, the company amended and restated its credit facility (the “new credit facility”). The new credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The new credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the new credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the new facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The new credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of January 1, 2005, the company was in compliance with all restrictive financial covenants under the new credit facility.
      Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the new credit facility. There were no outstanding borrowings under the new credit facility at January 1, 2005.
      Former Credit Facility. On October 24, 2003, the company executed a $150.0 million unsecured credit agreement (the “former credit facility”). The former credit facility was a three-year revolving loan facility. Simultaneous with the execution of the former credit facility, the company terminated its $130.0 million secured credit agreement. The former credit facility provided for total borrowings of up to $150.0 million on its revolving loan facility through October 24, 2006. The former credit facility included certain restrictions, which among other things, required maintenance of financial covenants and limited encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants included such ratios as a minimum interest coverage ratio, a minimum tangible net worth and a maximum leverage ratio.
      Under the company’s former credit facility, interest was due quarterly in arrears on any outstanding borrowings at the Eurodollar rate or base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin was based on the company’s leverage ratio and ranged from 0.0% to 0.45% for base rate loans and from 0.75% to 1.45% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% was due quarterly on all commitments under the former credit facility.

      Credit Rating. The company’s credit rating by Standard and Poor’s as of January 1, 2005 was BBB-. The company’s credit rating by Fitch Ratings as of January 1, 2005 was BBB-. The company’s credit rating by Moody’s Investor Service as of January 1, 2005 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility, but could affect future credit availability.
      Sale of Mrs. Smith’s Bakeries. In anticipation of the Schwan transaction, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.
      Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the company’s frozen dessert business to Schwan of $5.7 million and $19.4 million for the fifty-three weeks ended January 3, 2004 and fifty-two weeks ended December 28, 2002, respectively, was included in discontinued operations.
      Distributor Arrangements. The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors use this financing. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price and interest paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.8 million and $0.7 million as of January 1, 2005 and January 3, 2004, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held an aggregate of $82.1 million and $81.3 million as of January 1, 2005 and January 3, 2004, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $13.0 million and $13.3 million as of January 1, 2005 and January 3, 2004, respectively, of territories held for sale.
      A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, in certain instances, the company has guaranteed the leases. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. There were $1.5 million and $2.5 million for fiscal 2004 and fiscal 2003 of leases, respectively, subject to these guarantees. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company subleases the truck from the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 1, 2005 and January 3, 2004, the company operated 304 and 314 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at January 1, 2005 and January 3, 2004, the maximum obligation associated with these truck leases was approximately $9.0 million and $8.1 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

      Special Purpose Entities. At January 1, 2005 and January 3, 2004, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.
      Contractual Obligations and Commitments. The following table summarizes the company’s contractual obligations and commitments at January 1, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year

	(Amounts in thousands)

					2009 and
	2005(3)	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt	$448	$479	$442	$357	$2,318
Capital leases	4,639	3,275	3,770	3,035	8,903
Interest	1,964	1,639	1,396	1,109	1,684
Non-cancelable operating lease obligations(1)	19,082	16,585	14,320	12,680	57,288
Purchase obligations(2)	53,371	—	—	—	—

Total contractual cash obligations	$79,504	$21,978	$19,928	$17,181	$70,193

	Amounts Expiring by Fiscal Year

	(Amounts in thousands)

					2009 and
	2005	2006	2007	2008	Thereafter

Commitments:
Standby letters of credit	$6,835	$—	$—	$—	$—
Truck lease guarantees	264	465	638	—	169

Total commitments	$7,099	$465	$638	$—	$169

(1)	Does not include lease payments expected to be incurred in fiscal year 2005 related to distributor vehicles and other short-term or cancelable operating leases.
(2)	Represents the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133.
(3)	Although not obligated to do so, the company made a $25.0 million voluntary contribution to fund its pension plan on January 31, 2005. This contribution is not included in the table above.
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
      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18-month period and a maximum liability of $70 million. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. In the second quarter of fiscal 2003, a liability of $2.7 million was recorded representing the fair value of the indemnification agreement. The fair value was determined as the insurance premium paid by the company. A related prepaid asset was recorded for the payment of the insurance premium, and, together with the indemnification liability, was amortized over the 18-month indemnification period, which ended October 24, 2004. Certain claims were asserted by Schwan prior to the expiration of the 18-month period. The company is investigating these claims, and while the company is unable to predict the outcome of these claims, it believes, based on currently available facts, that it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the company’s overall financial condition, results of operations or cash flows. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through January 1, 2005.
New Accounting Pronouncements
      Stock Based Compensation. In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed for interim and annual periods beginning after June 15, 2005, which will be the company’s third fiscal quarter. SFAS 123R is effective for any unvested awards that are outstanding on the effective date and for all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt the standard on July 17, 2005, the first day of its third fiscal quarter and apply the modified prospective transition method. This method calls for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods.
      Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entitles in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities was issued and deferred the effective date until periods ending after March 15, 2004 for entities that have interests in a variable interest entity (“VIE”) or a potential VIE and the VIE is not a special purpose entity (“SPE”). The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of January 1, 2005, the company had assets relating to the VIE of $22.6 million or 2.6% of total assets, consisting primarily of $16.2 million of transportation equipment recorded as capital lease obligations. Sales of $12.4 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $1.8 million, or 1.9%, were recorded for the fifty-two weeks ended January 1, 2005. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
      Revenue Recognition. In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 clarifies existing guidance regarding revenue recognition. The adoption of SAB 104 did not have an impact on the company’s financial statements.
Information Regarding Non-GAAP Financial Measures
      The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP financial measure, to measure the performance of the company and its operating divisions. EBITDA is used as the primary performance measure in the company’s Annual Executive Bonus Plan. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and certain other items, such as, asset impairments, separation and other contractual expenses and restructuring charges, should they occur. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because they assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely accepted financial indicator of a company’s ability to incur and service indebtedness.
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
Commodity Price Risk
      The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At January 1, 2005, the fair market value of the company’s commodity derivative portfolio was $(8.8) million. Of this fair value, $(1.6) million is based on quoted market prices and $(7.2) million is based on models and other valuation methods. $(4.2) million, $(2.2) million and $(2.4) million of this fair value relates to instruments that will be utilized in fiscal 2005, 2006, and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of January 1, 2005, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $8.1 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
Interest Rate Risk
      The company enters into interest rate swap agreements in order to reduce its overall interest rate risk. On January 1, 2005, there were no interest rate swaps outstanding and therefore no fair value reflected in the balance sheet.
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
      Additionally, on October 25, 2002, in connection with the acquisition of Ideal, the company acquired two interest rate swaps with initial notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of that company.
      The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. In 2004 and 2003, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the fifty-three weeks ended January 3, 2004 as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedging accounting was discontinued, and April 24, 2003, when the swaps were terminated.
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
Management’s Evaluation of Disclosure Controls and Procedures:
      We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.
      Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting:
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of January 1, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting:
      There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 29, 2005 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.
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
      The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy. The information required by this item with respect to securities authorized under compensation plans is set forth in Part II, Item 5 of this Form 10-K.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)          List of documents filed as part of this report.
      1. Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002.

Consolidated Balance Sheets at January 1, 2005 and January 3, 2004.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002.

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002.

Notes to Consolidated Financial Statements.
      2. Financial Statement Schedule of the Registrant

Schedule II — Valuation and Qualifying Accounts — for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004, and the fifty-two weeks ended December 28, 2002.
      3. Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No.		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).
2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.			Name of Exhibit

4.3		—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).
10.1		—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.2		—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.3		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.4		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.5		—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.6		—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.7		—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.8		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.9		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.10		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.11		—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).
10.12		—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).
10.13		—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).
10.14		—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).
21		—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 18, 2004, File No. 1-16247).
*23		—	Consent of Independent Registered Public Accounting Firm.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.			Name of Exhibit

*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Year Ended January 1, 2005.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2005.

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

Signature	Title	Date

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Chairman of the Board	March 17, 2005

/s/ GEORGE E. DEESE George E. Deese	President, Chief Executive Officer and Director	March 17, 2005

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 17, 2005

/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 17, 2005

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 17, 2005

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	March 17, 2005

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	March 17, 2005

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 17, 2005

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 17, 2005

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	March 17, 2005

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 17, 2005

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 17, 2005

FLOWERS FOODS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002	F-4
Consolidated Balance Sheets at January 1, 2005 and January 3, 2004	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002
F-6
Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of Flowers Foods, Inc.:
      We have completed an integrated audit of Flowers Foods, Inc.’s January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 2 and 5 of Notes to Consolidated Financial Statements, on December 30, 2001, the Company changed the manner in which it accounts for goodwill and intangible assets effective December 30, 2001 upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in Note 3, the Company changed the manner in which it accounts for its investments in variable interest entities effective January 4, 2004 upon adoption of FIN No. 46R, Consolidation of Variable Interest Entities.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 17, 2005

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands, except per share data)
Sales	$1,551,308	$1,452,995	$1,328,607
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	779,437	720,162	651,886
Selling, marketing and administrative expenses	632,895	601,013	554,078
Depreciation and amortization	56,702	53,935	56,774
Asset impairment	—	—	2,132

Income from operations	82,274	77,885	63,737
Interest expense	660	1,922	2,740
Interest income	(9,486)	(9,904)	(9,709)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	91,100	85,867	70,706
Income tax expense	35,071	33,063	27,221

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	56,029	52,804	43,485
Minority interest in variable interest entity	(1,769)	—	—

Income from continuing operations before cumulative effect of a change in accounting principle	54,260	52,804	43,485
Loss from discontinued operations, net of income tax	(3,486)	(38,146)	(37,362)

Income before cumulative effect of a change in accounting principle	50,774	14,658	6,123
Cumulative effect of a change in accounting principle, net of income tax	—	—	(23,078)

Net income (loss)	$50,774	$14,658	$(16,955)

Net Income (Loss) Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.24	$1.17	$0.97
Loss from discontinued operations, net of income tax	(0.08)	(0.84)	(0.83)
Cumulative effect of a change in accounting principle, net of income tax	—	—	(0.52)

Net income (loss) per share	$1.16	$0.33	$(0.38)

Weighted average shares outstanding	43,833	44,960	44,754

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.21	$1.15	$0.95
Loss from discontinued operations, net of income tax	(0.08)	(0.83)	(0.82)
Cumulative effect of a change in accounting principle, net of income tax	—	—	(0.50)

Net income (loss) per share	$1.13	$0.32	$(0.37)

Weighted average shares outstanding	44,970	45,768	45,792

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 1, 2005	January 3, 2004

	(Amounts in thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$47,458	$42,416

Accounts and notes receivable, net	117,736	99,373

Inventories, net:
Raw materials	9,661	9,100
Packaging materials	8,321	7,127
Finished goods	18,484	14,487

	36,466	30,714

Spare parts and supplies	21,384	20,149

Deferred income taxes	34,316	39,627

Other	12,532	21,166

	269,892	253,445

Property, Plant and Equipment:
Land	35,063	34,074
Buildings	211,629	206,397
Machinery and equipment	561,510	533,967
Furniture, fixtures and transportation equipment	75,781	54,246
Construction in progress	8,858	16,600

	892,841	845,284
Less: accumulated depreciation	(453,993)	(413,296)

	438,848	431,988

Notes Receivable	74,065	73,345

Assets Held for Sale — Distributor Routes	12,969	13,263

Other Assets	2,322	4,039

Goodwill	58,567	57,038

Other Intangible Assets, net	18,985	14,121

	$875,648	$847,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,087	$5,286
Accounts payable	73,902	81,293
Facility closing costs and severance	—	4,683
Other accrued liabilities	112,033	71,870

	191,022	163,132

Long-Term Debt and Capital Leases	22,578	9,866

Other Liabilities:
Post-retirement/post-employment obligations	22,590	46,302
Deferred income taxes	42,171	20,473
Other	24,714	29,815

	89,475	96,590

Minority Interest in Variable Interest Entity	2,836	—

Commitments and Contingencies (Note 21)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common Stock — $.01 par value, 100,000,000 authorized shares, 45,185,121 issued shares	452	452
Treasury stock — 2,040,068 shares and 876,104 shares, respectively	(52,366)	(22,143)
Capital in excess of par value	484,476	486,739
Retained earnings	160,988	130,981
Unearned compensation	(1,103)	—
Accumulated other comprehensive loss	(22,710)	(18,378)

	569,737	577,651

	$875,648	$847,239

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

		Common Stock
						Accumulated
				Capital		Other	Treasury Stock
	Comprehensive	Number of		in Excess		Comprehensive
	Income	Shares	Par	of Par	Retained	Income	Number of		Unearned
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Compensation	Total

	(Amounts in thousands, except share data)
Balances at December 29, 2001		29,797,513	$298	$476,401	$149,842	$(4,904)	—	$—	$—	$621,637
Net loss	$(16,955)				(16,955)					(16,955)
Derivative instruments	355					355				355
Additional minimum pension liability	(17,285)					(17,285)				(17,285)

Comprehensive loss	$(33,885)

Acquisition of Ideal Baking		172,862	2	6,498						6,500
Exercise of stock options (includes income tax benefits of $30)		15,000		243						243
Dividends paid — $0.03 per common share					(1,499)					(1,499)

Balances at December 28, 2002		29,985,375	300	483,142	131,388	(21,834)	—	—	—	592,996
Net income	$14,658				14,658					14,658
Derivative instruments	8,522					8,522				8,522
Additional minimum pension liability	(5,066)					(5,066)				(5,066)

Comprehensive income	$18,114

Adjustment for 3 for 2 stock split (See Note 15)		15,060,250	151	(151)			(4,650)			—
Stock repurchases							(874,753)	(22,173)		(22,173)
Other		9,896		230	3					233
Exercise of stock options (includes income tax benefits of $200)		129,600	1	3,518			3,299	30		3,549
Dividends paid — $0.33 per common share					(15,068)					(15,068)

Balances at January 3, 2004		45,185,121	452	486,739	130,981	(18,378)	(876,104)	(22,143)	—	577,651
Net income	$50,774				50,774					50,774
Derivative instruments	(9,414)					(9,414)				(9,414)
Reduction in minimum pension liability	5,082					5,082				5,082

Comprehensive income	$46,442

Stock repurchases							(1,381,113)	(35,296)		(35,296)
Exercise of stock options (includes income tax benefits of $2,000)				(2,285)			153,629	3,467		1,182
Issuance of Restricted Stock Awards				22			63,520	1,606	(1,628)	—
Amortization of Restricted Stock Awards									525	525
Dividends paid — $0.475 per common share					(20,767)					(20,767)

Balances at January 1, 2005		45,185,121	$452	$484,476	$160,988	$(22,710)	(2,040,068)	$(52,366)	$(1,103)	$569,737

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For 52 Weeks	For 53 Weeks	For 52 Weeks
	Ended	Ended	Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income (loss)	$50,774	$14,658	$(16,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	5,099	18,145	41,559
Depreciation and amortization	56,702	53,935	56,774
Asset impairment	—	—	2,132
Goodwill impairment	—	—	23,078
Stock based compensation	8,746	7,548	(154)
Deferred income taxes	29,812	10,331	2,890
Provision for inventory obsolescence	498	1,067	3,077
Allowances for accounts receivable	854	3,368	4,152
Minority interest in variable interest entity	1,769	—	—
Other	722	649	145
Payment of legal settlement	—	(9,000)	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(18,328)	1,571	(3,099)
Inventories, net	(6,130)	(1,734)	4,379
Other assets	(23,034)	(22,312)	9,280
Pension obligations	(17,000)	(11,000)	(6,200)
Accounts payable and other accrued liabilities	37,267	27,933	8,827
Facility closing costs and severance	(4,683)	(7,170)	(3,359)

Net cash provided by operating activities	123,068	87,989	126,526

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(46,029)	(43,618)	(48,811)
(Increase) decrease of notes receivable, net	(798)	(1,937)	1,231
Acquisition of businesses	(8,599)	(14,534)	(1,023)
Consolidation of variable interest entity	1,527	—	—
Proceeds from the sale of Mrs. Smith’s Bakeries frozen dessert business	—	231,551	—
Other	93	1,657	1,742

Net cash (disbursed for) provided by investing activities	(53,806)	173,119	(46,861)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(20,767)	(15,068)	(1,499)
Exercise of stock options	1,182	1,677	213
Payment of financing fees	(378)	(620)	—
Stock repurchases	(35,296)	(22,173)	—
Payment for termination of derivative instruments	—	(5,330)	—
Change in book overdraft.	(5,457)	(2,865)	(3,774)
Other debt and capital lease obligation payments	(3,504)	(244,139)	(17,059)

Net cash disbursed for financing activities	(64,220)	(288,518)	(22,119)

Net increase (decrease) in cash and cash equivalents	5,042	(27,410)	57,546

Cash and cash equivalents at beginning of period	42,416	69,826	12,280

Cash and cash equivalents at end of period	$47,458	$42,416	$69,826

Schedule of non cash investing and financing activities:
Stock compensation transactions	$3,367	$283	$—
Capital lease obligations	$12,993	$54,815 (1)	$—
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$1,258	$11,427	$20,255
Income taxes	$2,805	$1,265	$(3,475)

(1)	Capital lease obligations of Mrs. Smith’s Bakeries frozen dessert business settled with proceeds from the transaction.
See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      General. Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the southeastern and southwestern United States. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers.
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
      Segments. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which along with the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack, LLC (“Flowers Snack”) segment, with Flowers Snack being renamed Flowers Specialty. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred to Flowers Bakeries from Flowers Specialty as a result of this facility now delivering products through the company’s direct store delivery (“DSD”) system. All prior year segment information has been restated to reflect this transfer. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

Note 2.	Summary of Significant Accounting Policies
      Principles of Consolidation. The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. The company maintains a transportation agreement with a thinly capitalized entity. The company is the primary beneficiary of this entity and, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company consolidates this entity in its Consolidated Financial Statements. For further information, see Note 3 below. Intercompany transactions and balances are eliminated in consolidation.
      Fiscal Year End. The company’s fiscal year end is the Saturday nearest December 31. Fiscal 2004 consisted of 52 weeks, fiscal 2003 consisted of 53 weeks, and fiscal 2002 consisted of 52 weeks.
      Reclassifications. The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors, which are to be sold to a new independent distributor, are recorded on the company’s Consolidated Balance Sheets as “Assets Held for Sale-Distributor Routes” while the company actively seeks another distributor to purchase the territory. The company previously recorded these territories as current assets under the caption “Assets Held for Sale.” The

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company has determined that these territories would be more appropriately classified as long-term assets, due to the carrying value of the route generally being converted to a long-term notes receivable at the time the territory is sold to the new independent distributor. The January 3, 2004 balance of $13.3 million has been restated to reflect this reclassification. See Notes 6 and 7 for further information.
      Revenue Recognition. Pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), the company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. Independent distributors do not pay royalty or royalty related fees to the company.
      The consumer packaged goods industry has utilized scan-based trading technology for several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). In fiscal 2004, fiscal 2003 and fiscal 2002, the company recorded approximately $374.5 million, $248.4 million and $116.9 million, respectively, in sales through PBS.
      The company’s production facility delivers the product to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 1, 2005 and January 3, 2004 was $2.1 million and $1.6 million, respectively.
      A distributor performs a physical inventory of the product at each PBS Outlet weekly and reports the results to the company. The inventory data submitted by the distributor for each PBS Outlet is compared with the product delivery data. Product delivered to a PBS Outlet that is not recorded in the inventory data has been purchased by the consumer/customer of the PBS Outlet and is recorded as sales revenue by the company.
      The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2004, fiscal 2003 and fiscal 2002.
      The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $0.4 million for fiscal 2004 and net losses of $1.0 million and $0.7 million for fiscal 2003 and fiscal 2002, respectively, related to the sale of territories as a component of selling, marketing and administrative expenses.
      Cash and Cash Equivalents. The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.
      Accounts Receivable. Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. All bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $0.1 million and $2.1 million were recorded at January 1, 2005 and January 3, 2004, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than 7 weeks are considered delinquent. See Note 24 regarding Winn-Dixie Stores, Inc., currently the company’s second largest customer.
      Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal 2004, fiscal 2003 and fiscal 2002 accounted for 40.5%, 39.2% and 39.9% of sales, respectively. During fiscal 2004, our largest customer, Wal-Mart/ Sam’s Club, represented 15.5% of the company’s sales of which 13.4% was attributable to Flowers Bakeries and 2.1% was attributable to Flowers Specialty. During fiscal 2003, this customer represented 13.0% of the company’s sales of which 11.8% was attributable to Flowers Bakeries and 1.2% was attributable to Flowers Specialty. During fiscal 2002, this customer represented 10.9% of the company’s sales of which 9.9% was attributable to Flowers Bakeries and 1.0% was attributable to Flowers Specialty.
      Inventories. Inventories at January 1, 2005 and January 3, 2004 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
      Spare Parts and Supplies. The company maintains spare parts and supplies, which are used for repairs and maintenance of its machinery and equipment. These spare parts and supplies allow the company to react quickly in the event of a mechanical breakdown. These parts are valued using the first-in-first-out method and are expensed as the part is used. A periodic inventory of the parts is performed, and the value of the parts is adjusted for any obsolescence or difference in the actual inventory count and the value recorded.
      Property, Plant and Equipment and Depreciation. Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $16.3 million and $11.5 million at January 1, 2005 and January 3, 2004, respectively.
      Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2004, fiscal 2003 and fiscal 2002 was $56.4 million, $53.6 million and $54.6 million, respectively. The company did not have any capitalized interest during fiscal 2004, fiscal 2003 and fiscal 2002.
      The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s operations.
      Goodwill and Other Intangible Assets. Prior to the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill related to purchases of businesses was amortized over twenty to forty years from the acquisition date using a straight-line basis. The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. On December 30, 2001, the company adopted SFAS 142 which required companies to cease amortizing goodwill that existed at June 30, 2001 and established a new two-step method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. The transitional impairment that resulted from the company’s adoption of this statement has been reported as a change in accounting principle — see Note 5. No impairment resulted from the annual review performed in fiscal 2004, fiscal 2003 or fiscal 2002. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a one-step fair value based approach when certain indicators of impairment are present.
      Impairment of Long-Lived Assets. In the first quarter of fiscal 2002, the company adopted SFAS No. 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets which superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.
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

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising and Consumer Promotion. Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $21.4 million, $21.7 million and $18.0 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
      Stock-Based Compensation. As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.
      If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income (loss) and net income (loss) per share would have been affected as follows:

	For 52	For 53	For 52
	Weeks Ended	Weeks Ended	Weeks Ended

	January 1, 2005	January 3, 2004	December 28, 2002

	(Amounts in thousands,
	except per share amounts)
Net income (loss), as reported	$50,774	$14,658	$(16,955)
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income (loss) under fair value method	(4,815)	(2,919)	(1,956)

Pro forma net income (loss)	$45,959	$11,739	$(18,911)

Basic net income (loss) per share as reported	$1.16	$0.33	$(0.38)
Pro forma	$1.05	$0.26	$(0.42)
Diluted net income (loss) per share as reported	$1.13	$0.32	$(0.37)
Pro forma	$1.02	$0.26	$(0.41)
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
      In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed for interim and annual periods beginning after June 15, 2005, which will be the company’s third fiscal quarter. SFAS 123R is effective for any unvested awards that are outstanding on the effective date and for all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt the standard on July 17, 2005, the first day of its third fiscal quarter and apply the modified prospective transition method. This method calls

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods.
      Software Development Costs. The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $14.5 million and $15.6 million at January 1, 2005 and January 3, 2004, respectively. Amortization expense of capitalized software development costs was $1.1 million, $2.8 million and $2.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
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
      Self-Insurance Reserves. The company is self-insured for various levels of general liability, auto liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our results of operations and financial condition.
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
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the above critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, income tax expense and accruals, self-insurance reserves, pension obligations and distributor accounting.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	New Accounting Pronouncements
      Stock Based Compensation. See Note 2 related to the company’s pending adoption of SFAS 123R.
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
      The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE but not an SPE and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of January 1, 2005, the company had assets relating to the VIE of $22.6 million or 2.6% of total assets, consisting primarily of $16.2 million of transportation equipment recorded as capital lease obligations. Sales of $12.4 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $1.8 million, or 1.9%, were recorded for the fifty-two weeks ended January 1, 2005. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

Note 4.	Discontinued Operations
      On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144 and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for all periods presented. Accordingly, the operations and certain

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction costs are included in “Loss from discontinued operations, net of income tax” in the Consolidated Statements of Income. An analysis of this line item is as follows:

	For the 52 Weeks Ended	For the 53 Weeks Ended	For the 52 Weeks Ended
	January 1, 2005	January 3, 2004	December 28, 2002

	(Amounts in thousands)
Operating loss	$—	$(22,990)	$(40,564)
Financial advisor fees	—	(1,870)	—
Legal, accounting and other	—	(1,454)	—
Lease termination fees	—	(4,281)	—
Interest	—	(5,664)	(19,427)
Derivative activity	—	543	—
Loss on sale of assets	—	(6,224)	—
Deferred financing costs	—	(4,191)	—
Derivative terminations	—	(5,776)	—
Separation and severance payments	—	(4,962)	—
Computer license transfer fees	—	(1,214)	—
Indemnification insurance premium	—	(2,691)	—
Provision for retained liabilities	(5,099)	—	—
Other	(570)	(546)	—

Pre-tax discontinued operations	(5,669)	(61,320)	(59,991)
Income tax benefit	2,183	23,174	22,629

Loss from discontinued operations, net of income tax	$(3,486)	$(38,146)	$(37,362)

      In connection with the indemnification obligation to Schwan discussed in Note 11 of Notes to Consolidated Financial Statements, the company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. The company determined that the fair value of the indemnification was equal to the insurance premium paid, which was $2.7 million, and recorded a liability for that amount in the second quarter of fiscal 2003.
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
      There were no revenues recorded for the discontinued operation for the 52 weeks ending January 1, 2005. Revenue related to the discontinued operation of $68.0 million and $323.6 million are included in the operating losses above for the 53 weeks ended January 3, 2004 and the 52 weeks ended December 28, 2002, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the fiscal years ended January 1, 2005 and January 3, 2004 are as follows:

	Flowers	Flowers
	Bakeries	Specialty	Total

	(Amounts in thousands)
Balance as of January 3, 2004	$49,048	$7,990	$57,038
Segment restructuring	4,314	(4,314)	—
Consolidation of variable interest entity	1,529	—	1,529

Balance as of January 1, 2005	$54,891	$3,676	$58,567

	Flowers	Flowers
	Bakeries	Specialty	Total

	(Amounts in thousands)
Balance as of December 28, 2002	$53,362	$887	$54,249
Segment restructuring	(4,314)	4,314	—
Acquisition	—	2,789	2,789

Balance as of January 3, 2004	$49,048	$7,990	$57,038

      The adoption of SFAS 142 resulted in the company recording a transitional goodwill impairment charge at Mrs. Smith’s Bakeries of $23.1 million, net of income tax of $1.8 million, as of December 30, 2001 (the first day of fiscal 2002) as a cumulative effect of a change in accounting principle. This transitional impairment charge resulted in the write-off of all the goodwill at Mrs. Smith’s Bakeries. In determining the fair value of Mrs. Smith’s Bakeries, the company applied the income approach by which fair value is estimated based upon the present value of expected future cash flows.
      The following table sets forth information for other intangible assets:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Intangible assets not subject to amortization:
Trademarks	$6,380	$6,380
Distribution routes	903	903
Intangible assets subject to amortization:
Customer lists	10,078	5,300
Non-compete agreements	1,624	1,538

Total intangible assets, net	$18,985	$14,121

      A customer list of $5.4 million was recorded during fiscal 2004 associated with the company’s acquisition (see Note 9 for further information) of a closed bread and bun bakery in Houston, Texas.
      Customer lists are amortized over a period not to exceed twenty years. The company has two non-compete agreements associated with acquisitions that are amortized over the term of the agreements. One of the non-compete agreements has a five-year term and one has a three-year term. Amortization expense for fiscal 2004, fiscal 2003 and fiscal 2002 was $0.9 million, $0.7 million and $2.2 million, respectively. Estimated amortization expense for fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009 is $0.7 million, $0.7 million, $0.7 million, $0.5 million and $0.5 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million. The company is amortizing this agreement as a reduction of amortization expense over the life of the agreement. The company reduced amortization expense by $0.6 million and $0.4 million in fiscal 2004 and fiscal 2003, respectively, resulting from this agreement. Amortization expense will be reduced in fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 by $0.6 million, $0.6 million, $0.6 million and $0.2 million, respectively, resulting from this agreement.
      For intangible assets subject to amortization, the cost and accumulated amortization was $12.9 million and $1.2 million, respectively at January 1, 2005. As of January 3, 2004, the cost and accumulated amortization was $7.1 million and $0.3 million, respectively.

Note 6.	Notes Receivable
      Between September 1996 and March 2001, the independent distributor notes, entered into in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. In March 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. The purchase price of the distributor note balance represented the notional and fair value of the notes at the purchase date. Accordingly, beginning at that time, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2004, fiscal 2003 and fiscal 2002, $9.5 million, $9.9 million and $9.5 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At January 1, 2005 and January 3, 2004, the outstanding balance of the distributor notes was $82.1 million and $81.3 million, respectively, of which the current portion of $8.0 million and $8.0 million, respectively, is recorded in accounts and notes receivable, net. At January 1, 2005 and January 3, 2004, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

Note 7.	Assets Held for Sale — Distributor Routes
      The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors are recorded on the company’s Consolidated Balance Sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At January 1, 2005 and January 3, 2004, territories recorded as held for sale were $13.0 million and $13.3 million, respectively. The company held and operated 304 and 314 such independent distributor territories for sale at January 1, 2005 and January 3, 2004, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment on at least an annual basis in accordance with the provisions of SFAS 142.
      Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applicable, at the original purchase price and interest paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.8 million and $0.7 million as of January 1, 2005 and January 3, 2004, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

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
      As of January 1, 2005, the balance in accumulated other comprehensive income (loss) related to derivative transactions was $(5.4) million. Of this total, approximately $(2.6) million, $(1.3) million, and $(1.5) million was related to fair value of instruments expiring in fiscal 2005, 2006 and 2007, respectively, and an immaterial amount was related to deferred gains and losses on cash-flow hedge positions.
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
      As of January 1, 2005, the company’s hedge portfolio contained commodity derivatives with a fair value of $(8.8) million, which is recorded in other current and long-term liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at January 1, 2005 that did not qualify for hedge accounting under SFAS 133. During fiscal 2004, fiscal 2003 and fiscal 2002, $0.0 million, $0.1 million and $0.4 million, respectively was recorded as income to current earnings due to changes in fair value of these instruments.
      In April 2001, the company entered into an interest rate swap transaction with a notional amount of $150.0 million, expiring on December 31, 2003, in order to effectively convert a designated portion of its borrowings under the credit facility to a fixed rate instrument. On December 26, 2002, that swap was amended to reduce the notional value to $105.0 million. In addition, the company entered into a new interest rate swap with a notional amount of $45.0 million, expiring on December 31, 2003, in order to effectively convert variable rate interest payments on a designated portion of its capital lease obligations to fixed rate payments. In accordance with SFAS 133, on January 30, 2003, the announcement date of the pending sale of the Mrs. Smith’s Bakeries frozen dessert business, the company discontinued hedge accounting for these swaps, since the hedged debt and capital leases would be paid off and the swaps would be terminated at the close of the transaction. On April 24, 2003, at the close of the transaction, the interest rate swaps were terminated for cash, and the related balance in other accumulated comprehensive income of $3.3 million, net of income tax of $2.0 million, was reclassified to discontinued operations.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, on October 25, 2002, in connection with the acquisition of Ideal Baking Company, Inc. (“Ideal”), the company acquired two interest rate swaps with initial notional amounts of $1.7 million each, designated cash-flow hedges of the outstanding borrowings of the company.
      The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. On January 1, 2005, there were no interest rate swaps outstanding and therefore no fair value reflected in the balance sheet. In fiscal 2004 and fiscal 2003, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the fifty-three weeks ended January 3, 2004 as a result of periodic settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedge accounting was discontinued, and April 24, 2003, when the swaps were terminated.
      As of January 1, 2005, the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $53.4 million of raw materials. These commitments are expected to be used in production in fiscal 2005.

Note 9.	Acquisitions
      On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers. The company’s new bakery in Denton, Texas, which began production in June 2004, is meeting the immediate production needs necessary to serve these customers. The company has recorded a preliminary purchase price allocation relating to this acquisition as a final appraisal has not been completed. The company expects to receive a final appraisal during the first quarter of fiscal 2005 and will at that time, adjust the preliminary purchase price allocation as necessary.
      On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company, Inc. (“Bishop”) for cash from Kellogg Company. Bishop’s products, which include a line of snack cake items that the company did not previously produce, are distributed nationwide.
      On October 25, 2002, Flowers Bakeries acquired Ideal for cash, shares of Flowers Foods common stock and the assumption of debt. Ideal produces bread and rolls distributed through the company’s DSD system. This acquisition gained the company entrance to certain markets in Oklahoma not previously served by the company.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Accrued Liabilities
      Other accrued liabilities consist of:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Employee compensation	$46,401	$30,476
Pension contribution	25,000	17,000
Fair value of derivative instruments	4,246	42
Self-insurance reserves	13,082	11,888
Other	23,304	12,464

Total	$112,033	$71,870

Note 11.	Debt, Lease and Other Commitments
      Long-term debt consisted of the following at January 1, 2005 and January  3, 2004:

	Interest Rate at
	January 1,	Final	January 1,	January 3,
	2005	Maturity	2005	2004

	(Amounts in thousands)
Unsecured credit facility	—	2009	$—	$—
Capital lease obligations	7.22%	2011	23,622	9,172
Other notes payable	6.06%	2013	4,043	5,980

			27,665	15,152
Due within one year			5,087	5,286

Due after one year			$22,578	$9,866

      On October 29, 2004, the company amended and restated its credit facility (the “new credit facility”) that was originally executed on October 24, 2003. The new credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The new credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the new credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions.
      Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the new credit facility. There were no outstanding borrowings under the new credit facility at January 1, 2005.
      The new credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of January 1, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
      The company paid financing costs of $0.4 million in connection with its new credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the new credit facility.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Former Credit Facility. On October 24, 2003, the company executed a $150.0 million unsecured credit agreement (the “former credit facility”). This facility was in affect at January 3, 2004. The former credit facility was a three year revolving loan facility. Simultaneous with the execution of the former credit facility, the company terminated its $130.0 million secured credit agreement. The former credit facility provided for total borrowings of up to $150.0 million on its revolving loan facility through October 24, 2006. The former credit facility included certain restrictions, which among other things, required maintenance of financial covenants and limited encumbrance of assets, creation of indebtedness, capital expenditures, repurchase of common shares and dividends that can be paid. Restrictive financial covenants included such ratios as a minimum interest coverage ratio, a minimum tangible net worth and a maximum leverage ratio.
      Under the company’s former credit facility, interest was due quarterly in arrears on any outstanding borrowings at the Eurodollar rate or base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin was based on the company’s leverage ratio and ranged from 0.0% to 0.45% for base rate loans and from 0.75% to 1.45% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% was due quarterly on all commitments under the former credit facility. There were no outstanding borrowings under the former credit facility at January 3, 2004.
      In anticipation of the Schwan transaction, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to payoff certain equipment leases. As a result, the company accrued $4.8 million in undiscounted lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.
      Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the company’s frozen dessert business to Schwan of $5.7 million, $19.4 million and $21.1 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, was included in discontinued operations.
      Included in accounts payable in the consolidated balance sheets are book overdrafts of $9.4 million and $14.9 million as of January 1, 2005 and January 3, 2004, respectively.
      Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed, through their respective terms, approximately $1.5 million and $2.5 million in leases at January 1, 2005 and January 3, 2004, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for certain independent distributors. In the ordinary course of business, when an independent distributor terminates his relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $3.5 million, $2.9 million and $2.7 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The payments are not included in the operating lease table set forth below. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at January 1, 2005 and January 3, 2004, was approximately $9.0 million and $8.1 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at January 1, 2005 and January 3, 2004 related to this obligation.
      The company also had standby letters of credit (“LOC’s”) outstanding of $6.8 million at January 1, 2005, all of which reduce the availability of funds under the new credit facility. The outstanding LOC’s are for the benefit of certain insurance companies. None of the LOC’s are recorded as a liability on the consolidated balance sheets.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company had LOC’s outstanding of $10.1 million at January 3, 2004, $6.8 million of which reduced the availability of funds under the former credit facility. One of the LOC’s outstanding of $3.3 million supported one of the company’s other notes payable obligations. The remaining LOC’s of $6.8 million are with certain insurance companies. None of the LOC’s are recorded as a liability on the consolidated balance sheets.
      Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.
      Aggregate maturities of debt outstanding, including capital leases, as of January 1, 2005, are as follows (amounts in thousands):

2005	$5,087
2006	3,754
2007	4,212
2008	3,391
2009	3,142
2010 and thereafter	8,079

Total	$27,665

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

	Capital Leases	Operating Leases

	(Amounts in thousands)

2005	$6,180	$19,082
2006	4,523	16,585
2007	4,806	14,320
2008	3,809	12,680
2009	3,344	12,909
2010 and thereafter	6,692	44,379

Total minimum payments	29,354	$119,955

Amount representing interest	5,732

Obligations under capital leases	23,622
Obligations due within one year	4,639

Long-term obligations under capital leases	$18,983

      Rent expense for all operating leases amounted to $30.9 million for fiscal 2004, $26.8 million for fiscal 2003, and $23.5 million for fiscal 2002.
Guarantees and Indemnification Obligations
      The company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties as well as in agreements to sell business assets or lease facilities. In general these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims.
      As discussed in Note 4, on April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18 month period and a maximum liability of $70 million. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain claims were asserted by Schwan prior to the expiration of the 18-month period. The company is investigating these claims, and while the company is unable to predict the outcome of these claims, it believes, based on currently available facts, that it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the company’s overall financial condition, results of operations or cash flows.
      No material guarantees or indemnifications have been entered into by the company through January 1, 2005.

Note 12.	Fair Value of Financial Instruments
      The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value, because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 2,700 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at January 1, 2005 and January 3, 2004 were $82.1 million and $81.3 million, respectively, with an interest rate of 12%. The fair value of the company’s long-term debt at January 1, 2005 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of January 1, 2005 and January 3, 2004, was $(8.8) million and $6.5 million, respectively.

Note 13.	Asset Impairment and Certain Other Charges
Fiscal 2003
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

	(Amount in millions)
Assets held and used	$—	$20.7	$—	$20.7
Assets abandoned:
System costs	0.3	—	1.2	1.5
Fixed assets	—	3.7	0.6	4.3

Total	$0.3	$24.4	$1.8	$26.5

      The impairment of Mrs. Smith’s Bakeries’ assets held and used was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the carrying value of the fixed assets. This analysis was performed at the completion of the seasonal frozen pie season, which is typically during the Thanksgiving and Christmas holiday season, or during the company’s fourth fiscal quarter. This was historically Mrs. Smith’s Bakeries’ peak business period of the year. During this peak time in fiscal 2002, sales and operating earnings were well below projections. Therefore, based upon these factors, the analysis was performed at the end of fiscal 2002. As a result of the analysis, these fixed assets were written down to their estimated fair values, which were based primarily on values identified in the negotiations with Schwan to sell certain assets of the Mrs. Smith’s Bakeries’ frozen dessert business. At December 28, 2002, these fixed assets did not meet the held for sale criteria of SFAS 144. This impairment charge relating to assets held and used was related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan and therefore is included in discontinued operations in fiscal 2002.
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
      Fixed assets to be abandoned consist of certain machinery and equipment that the company decided would no longer be used in production. As such, the impairment recorded represents the full net book value of those assets. Approximately $3.7 million of this charge related to the Mrs. Smith’s Bakeries frozen dessert business sold to Schwan, therefore is included in discontinued operations in fiscal 2002.
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

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility. This adjustment is a result of more accurate information regarding medical and worker’s compensation expenses.

Note 14.	Facility Closing Costs and Severance
      During fiscal 2004, the company settled obligations in connection with certain plant closings completed in prior fiscal years (primarily regarding payments on a $27.6 million obligation associated with Mrs. Smith’s Bakeries’ noncancelable leased equipment and facility and other ongoing exit costs recorded in fiscal 1996). Activity with respect to these obligations is as follows:

	Balance at			Balance at
	January 3,			January 1,
	2004	Adjustments	Spending	2005

	(Amounts in thousands)
Non-cancelable lease obligations and other facility closing costs	$3,770	$(150)	$(3,620)	$—
Other	913	(144)	(769)	—

Total	$4,683	$(294)	$(4,389)	$—

	Balance at		Balance at
	December 28,		January 3,
	2002	Spending	2004

	(Amounts in thousands)
Non-cancelable lease obligations and other facility closing costs	$10,195	$(6,425)	$3,770
Severance	537	(537)	—
Other	1,121	(208)	913

Total	$11,853	$(7,170)	$4,683

      In January 2004, the company reached an agreement with the lessor of the closed facility in Pottstown to terminate the lease governing all the real property with the exception of certain portions subleased by the company to Schwan. In connection with this agreement, the company paid the lessor $4.3 million, representing the present value of the remaining lease payments due from the company. The payoff of the lease was recorded to the reserve in the first quarter of fiscal 2004 and is reflected in spending above.
      In April 2003, the company used a portion of the proceeds from the sale of the Mrs. Smith’s Bakeries frozen dessert business to extinguish the remaining $4.3 million equipment lease obligation associated with the closed facility in Pottstown. The base payments had been accrued for at the plant closing in fiscal 1997. The payoff of the lease was recorded to the reserve in the second quarter of fiscal 2003 and is reflected in spending above for the fiscal year ended January 3, 2004.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shareholder Rights Plan
      In 2001, the Flowers Foods Board of Directors approved and adopted a shareholder rights plan that provided for the issuance of one right for each share of Flowers Foods common stock held by shareholders of record on March 26, 2001. Under the plan, the rights trade together with the common stock and are not exercisable. In the absence of further board action, the rights generally will become exercisable, and allow the holder to acquire additional common stock, if a person or group acquires 15% or more of the outstanding shares of Flowers Foods common stock. Rights held by persons who exceed the applicable threshold will be void. Flowers Foods’ Board of Directors may, at its option, redeem all rights for $0.01 per right generally at any time prior to the rights becoming exercisable. The rights will expire on March 26, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.
      On November 15, 2002, the Board of Directors of Flowers Foods approved an amendment to the company’s shareholder rights plan allowing certain investors, including existing investors and qualified institutional investors, to beneficially own up to 20% of the company’s outstanding common stock without triggering the exercise provisions.

Stock Repurchase Plan
      On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other factors. As of January 1, 2005, 2,255,866 shares at a cost of $57.5 million have been purchased under this plan. Included in these amounts are 1,381,113 shares at a cost of $35.3 million purchased during fiscal 2004.

Dividends
      During fiscal 2004, fiscal 2003 and fiscal 2002, the company paid dividends of $20.8 million, or $0.475 per share, $15.1 million, or $0.33 per share and $1.5 million, or $0.03 per share, respectively.

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
      During fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 1,425,450 shares and 2,296,800 shares, respectively were granted to eligible employees pursuant to the EPIP. Additionally, in fiscal 2001, NQSOs to purchase 202,500 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $21.02 for the fiscal 2003 grant and $9.48 for the fiscal 2001 grant. As of January 1, 2005, there were 1,931,300 NQSOs outstanding with an exercise price of $9.48, which will vest in April 2005 and 1,425,450 NQSOs outstanding with an exercise price of $21.02, which will vest in July 2007.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The stock option activity for fiscal 2004, fiscal 2003 and fiscal 2002 pursuant to the EPIP is set forth below:

	For the 52 Weeks		For the 53 Weeks		For the 52 Weeks
	Ended		Ended		Ended
	January 1, 2005		January 3, 2004		December 28, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(Amounts in thousands, except price data)
Outstanding at beginning of year	3,627	$14.02	2,408	$9.48	2,499	$9.48
Granted	—	—	1,425	$21.02	—	—
Exercised	(270)	$9.48	(206)	$9.48	(22)	$9.48
Forfeitures	—	—	—	—	(69)	$9.48

Outstanding at end of year	3,357	$14.38	3,627	$14.02	2,408	$9.48

Exercisable at end of year	875		180		180

Weighted average fair value of options granted during the year	$—		$21.02		$—

      As of January 1, 2005, all options outstanding under the EPIP had an average exercise price of $14.38 and a weighted average remaining contractual life of 7.2 years.
      On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 50,000 shares of restricted stock pursuant to the EPIP. The value of the restricted shares on the date of grant was approximately $1.3 million. These shares became fully vested on the fourth anniversary of the date of grant. The company recorded $0.3 million in compensation expense during fiscal 2004 related to this restricted stock.
      During the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 13,520 shares of restricted stock. The value of the restricted shares on the date of grant was approximately $0.3 million. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million in compensation expense during fiscal 2004 related to this restricted stock.
      As a result of the sale of the Mrs. Smith’s Bakeries frozen dessert business, the exercise of NQSOs for certain employees of Mrs. Smith’s Bakeries were accelerated. As a result of this acceleration, the company charged $1.6 million to discontinued operations during the fifty-three weeks ended January 3, 2004.
      Because the company applies APB 25 in accounting for the EPIP, and the option exercise price is the market price of the company’s common stock at the date of grant, no compensation expense has been recognized for options granted under the EPIP.
      As discussed in Note 2, in December 2004, the FASB issued SFAS 123R, which requires the value of employee stock options and similar awards be expensed for interim and annual periods beginning after June 15, 2005. The company intends to adopt the standard on July 17, 2005, the first day of its third fiscal quarter and apply the modified prospective transition method. This method calls for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods. The NQSOs granted during fiscal 2001 vest in April 2005, prior to the effective date of SFAS 123R, therefore this grant will not be affected by the pronouncement. The NQSOs granted during fiscal 2003 vest in July 2007, therefore the remaining unrecognized portion of this award will be expensed over the remaining vesting period.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights Plan
      The company periodically awards stock appreciation rights (“rights”) to key employees throughout the company. These rights vest over four years. The company is required to record compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. In fiscal 2004 and fiscal 2003, the company recorded $7.8 million and $6.9 million, respectively, in compensation expense related to these rights. In fiscal 2002, the company recorded a benefit of $0.2 million as a result of a decrease in its stock price from fiscal 2001.
      The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. In fiscal 2004 and fiscal 2003, the company recorded $0.4 million and $0.6 million, respectively, in compensation expense related to these rights. During fiscal 2002, the company did not recognize any expense related to these rights because the exercise price exceeded the fair market value.
      The rights activity for fiscal 2004, fiscal 2003 and fiscal 2002 is set forth below:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands, except price data)
Beginning balance	1,111	865	872
Rights granted	—	394	23
Rights vested	(11)	(131)	—
Forfeitures	—	(17)	(30)

Ending balance	1,100	1,111	865

Weighted average — grant date fair value	$13.18	$13.53	$9.77

      As a result of the sale of the Mrs. Smith’s Bakeries frozen dessert business, rights associated with certain employees of Mrs. Smith’s Bakeries vested at the time of the sale. As a result of this vesting, the company charged $1.1 million to discontinued operations during the fifty-three weeks ended January 3, 2004.

Note 17.	Comprehensive Income (Loss)
      The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income (loss) adjusted by other comprehensive income (loss), was $46.4 million, $18.1 million and $(33.9) million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2004, fiscal 2003 and fiscal 2002, changes to accumulated other comprehensive loss, net of income tax, were as follows:

	2004	2003	2002

	(Amounts in thousands)
Accumulated other comprehensive loss, beginning balance	$18,378	$21,834	$4,904
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $(38), $(26) and $198, respectively	(60)	(42)	297
Reclassified to earnings (materials, labor and other production costs), net of income tax of $4, $35 and $(170), respectively	6	56	(255)
Effective portion of change in fair value of hedging instruments, net of income tax of $5,927, $(3,308) and $(265), respectively	9,468	(5,286)	(397)
Reclassified to discontinued operations, net of income tax of $(2,035)	—	(3,250)	—
Additional minimum pension liability, net of income tax of $(3,184), $3,171 and $10,821, respectively	(5,082)	5,066	17,285

Accumulated other comprehensive loss, ending balance	$22,710	$18,378	$21,834

      The balance of accumulated other comprehensive loss consists of the following:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Derivative financial instruments	$5,441	$(3,973)
Additional minimum pension liability	17,269	22,351

Total	$22,710	$18,378

Note 18.	Earnings Per Share
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

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands, except per share data)
Numerator
Income from continuing operations before cumulative effect of a change in accounting principle	$54,260	$52,804	$43,485
Loss from discontinued operations	(3,486)	(38,146)	(37,362)
Cumulative effect of a change in accounting principle	—	—	(23,078)

Net income (loss)	$50,774	$14,658	$(16,955)

Denominator
Basic weighted average shares outstanding	43,833	44,960	44,754
Add: Shares of common stock assumed upon exercise of stock options	1,137	805	1,037
Add: Shares of common stock assumed under contingent stock	—	3	1

Diluted weighted average shares outstanding	44,970	45,768	45,792

Net Income (Loss) Per Common Share:
Basic
Income from continuing operations before cumulative effect of a change in accounting principle	$1.24	$1.17	$0.97
Loss from discontinued operations	(0.08)	(0.84)	(0.83)
Cumulative effect of a change in accounting principle	—	—	(0.52)

Net income (loss)	$1.16	$0.33	$(0.38)

Diluted
Income from continuing operations before cumulative effect of a change in accounting principle	$1.21	$1.15	$0.95
Loss from discontinued operations	(0.08)	(0.83)	(0.82)
Cumulative effect of a change in accounting principle	—	—	(0.50)

Net income (loss)	$1.13	$0.32	$(0.37)

      No options were antidilutive or excluded for any period presented.

Note 19.	Postretirement Plans
Defined Benefit Plans
      The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of January 1, 2005 and January 3, 2004, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. Each of the company’s defined benefit pension plans is not fully funded. The company uses a September 30 measurement date for its plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic pension cost for the company’s pension plans include the following components:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Service cost	$6,037	$6,158	$6,508
Interest cost	15,368	14,966	14,399
Expected return on plan assets	(15,153)	(12,224)	(14,218)
Amortization of transition assets	—	2	(792)
Prior service cost	51	56	47
Recognized net actuarial loss	2,649	2,100	—

Net periodic pension cost	8,952	11,058	5,944
SFAS 88 Costs:
Curtailment costs	—	79	—

Total net periodic benefit costs	$8,952	$11,137	$5,944

      Actual return (loss) on plan assets for fiscal 2004, fiscal 2003 and fiscal 2002 was $21.9 million, $27.5 million and $(8.7) million, respectively.
      The funding status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$255,352	$220,660
Service cost	6,037	6,158
Interest cost	15,368	14,966
Actuarial loss	1,124	27,094
Curtailment	—	(4,246)
Benefits paid	(11,540)	(9,280)

Benefit obligation at end of year	266,341	255,352

Change in plan assets:
Fair value of plan assets at beginning of year	176,909	147,739
Actual return on plan assets	21,907	27,450
Employer contribution	17,000	11,000
Benefits paid	(11,540)	(9,280)

Fair value of plan assets at end of year	204,276	176,909

Funded status	(62,065)	(78,443)
Unrecognized net actuarial loss	45,855	54,135
Unrecognized prior service cost	290	340

Net amount recognized at end of year	(15,920)	(23,968)

Amounts recognized in the balance sheet:
Accrued benefit cost	(15,920)	(23,968)
Additional minimum liability	(28,367)	(36,684)
Intangible asset	290	340
Accumulated other comprehensive income	28,077	36,344

Net amount recognized at end of year	$(15,920)	$(23,968)

Accumulated benefit obligation at end of year	$248,563	$237,474

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets were $266.3 million, $248.6 million and $204.3 million, respectively, as of September 30, 2004 and $255.4 million, $237.5 million and $176.9 million, respectively, as of September 30, 2003.
      Assumptions used in accounting for the company’s pension plans at each of the respective period-ends are as follows:

	January 1,	January 3,	December 28,
	2005	2004	2002

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2004	9/30/2003	9/30/2002
Discount rate	6.00%	6.00%	6.75%
Rate of compensation increase	3.50%	3.50%	4.25%
Weighted average assumptions used to determine net cost:
Discount rate	6.00%	6.75%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.50%	4.25%	5.00%
      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns, targeted asset allocation and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 10.3% (net of investment expenses). Based on these factors the long-term rate of return objective for the plan was set at 8.5% in fiscal 2005.
Plan Assets
      The plan asset allocation as of the plan measurement date for January 1, 2005 and January 3, 2004, and target asset allocations for 2005 are as follows:

		Percentage of Plan
		Assets at the
	Target	Measurement Date
	Allocation
Asset Category	2005	2004	2003

Equity securities	40-60%	62.4%	66.0%
Debt securities	10-40%	5.0%	24.4%
Real estate	0-25%	5.2%	—
Other diversifying strategies(1)	0-40%	14.7%	—
Cash	0-25%	9.4%	5.8%
Other	0-5%	3.3%	3.8%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.
      Equity securities include Flowers’ common stock of 820,813 and 820,813 shares in the amount of $25.9 million and $21.2 million (12.7% and 12.0% of total plan assets) as of January 1, 2005 and January 3, 2004, respectively.
      The Finance Committee (the “committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate.
Cash Flows
      Company contributions are as follows:

Year	Required	Discretionary

	(Amounts in thousands)
2003	$—	$11,000
2004	$—	$17,000
2005	$—	$25,000
      All contributions are made in cash. The contributions made during fiscal 2003 and fiscal 2004 and on January 31, 2005 were not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, these were the appropriate times in which to make the contributions in order to reduce the impact of future contributions.
Benefit Payments
      The following are benefits paid during fiscal 2004, fiscal 2003, fiscal 2002 and expected to be paid from fiscal 2005 through fiscal 2014. All benefits are expected to be paid from the plans’ assets.

Pension Benefits

(Amounts in thousands)
2002	$9,222
2003	9,280
2004	11,540
Estimated Future Payments:
2005	$10,935
2006	11,401
2007	11,957
2008	12,551
2009	13,214
2010 – 2014	77,664
Additional Minimum Pension Liability
      The value of the company’s plan assets was below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. See Note 17 for further information related to the amounts recorded for all periods presented.
Postretirement Benefit Plan
      The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The company has determined that its prescription drug plan for retirees is not actuarially equivalent to Medicare Part D and that the Act will have no material effects on the obligations reported in these financial statements.
      The net periodic postretirement benefit expense for the company includes the following components:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Service cost	$246	$203	$191
Interest cost	320	271	341
Prior service cost	333	352	389
Recognized net actuarial (gain)	—	(29)	(5)

Net periodic pension cost	899	797	916
SFAS 88 Costs:
Curtailment costs	—	3	—

Total net periodic pension costs	$899	$800	$916

      The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement obligation are as follows:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,246	$4,119
Service cost	246	203
Interest cost	320	271
Participant contributions	134	245
Actuarial loss	64	1,270
Curtailments	—	(397)
Benefits paid	(359)	(465)

Benefit obligation at end of year	5,651	5,246

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	225	220
Participant contributions	134	245
Benefits paid	(359)	(465)

Fair value of plan assets at end of year	—	—

Funded status	(5,651)	(5,246)
Contribution between measurement date and fiscal year end	77	55
Unrecognized net actuarial loss	440	377
Unrecognized prior service cost	1,831	2,164

Net amount recognized at end of year	$(3,303)	$(2,650)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(3,303)	$(2,650)

Net amount recognized at end of year	$(3,303)	$(2,650)

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	January 1,	January 3,	December 28,
	2005	2004	2002

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2004	9/30/2003	9/30/2002
Discount rate	6.00%	6.00%	6.75%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net cost:
Discount rate	6.00%	6.75%	7.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Assumed health care cost trend rate for next year	9.00%	10.00%	9.00%
Rate that the cost trend gradually declines to	5.50%	5.25%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2008	2007	2006
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
	January 1, 2005	January 3, 2004	December 28, 2002	January 1, 2005	January 3, 2004	December 28, 2002

	(Amounts in thousands)
Effect on total of service and interest cost	$(75)	$(52)	$(69)	$49	$61	$62
Effect on postretirement benefit obligation	$(549)	$(306)	$(419)	$316	$352	$362
Cash Flows

	Minimum Funding
Year	Requirement	Discretionary

	(Amounts in thousands)
2002	$223	$—
2003	$221	$—
2004	$225	$—
2005 (Expected)	$326	$—
      All contributions are made in cash. Of the $0.3 million expected to be contributed to fund postretirement benefit plans during 2005, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.1 million, $0.2 million and $0.3 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Benefit Payments
      The following are benefits paid during fiscal 2004, fiscal 2003 and fiscal 2002 and expected to be paid from fiscal 2005 through fiscal 2014. All benefits are expected to be paid from the company’s assets.

Postretirement Benefits

(Amounts in thousands)
2002	$223
2003	221
2004	225
Estimated Future Payments:
2005	$326
2006	364
2007	402
2008	422
2009	440
2010 – 2014	3,064
Other Plans
      The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2004, $0.5 million for fiscal 2003 and $0.5 million for fiscal 2002.
      The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan is 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During fiscal 2004, fiscal 2003 and fiscal 2002, the total cost and contributions were $5.1 million, $4.4 million and $4.3 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20.     Income Taxes
      The company’s income tax expense consists of the following:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Current Taxes:
Federal	$—	$—	$—
State	839	929	498

	839	929	498

Deferred Taxes:
Federal	32,109	26,902	25,713
State	2,123	5,232	1,010

	34,232	32,134	26,723

Income tax expense	$35,071	$33,063	$27,221

      Deferred tax assets (liabilities) are comprised of the following:

	January 1,	January 3,
	2005	2004

	(Amounts in thousands)
Self-insurance	$5,060	$4,445
Compensation and employee benefits	23,748	29,503
Deferred distributor income	2,358	1,386
Loss carryforwards	24,130	45,469
Hedging	3,407	—
Purchase accounting reserve	—	7,623
Other	9,893	7,293
Deferred tax assets valuation allowance	(6,833)	(6,792)

Deferred tax assets	61,763	88,927

Depreciation	(66,819)	(64,560)
Hedging	—	(2,487)
Other	(2,799)	(2,726)

Deferred tax liabilities	(69,618)	(69,773)

Net deferred tax (liability) asset	$(7,855)	$19,154

      The deferred tax valuation allowance relates primarily to state net operating losses. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statement of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statement of Income may be necessary.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Tax at U.S. federal income tax rate	$31,886	$30,053	$24,747
State income taxes, net of U.S. federal income tax benefit	2,841	3,754	2,594
Increase (decrease) in valuation allowance	41	(1,054)	(452)
Other	303	310	332

Income tax expense	$35,071	$33,063	$27,221

      Additionally, the company recognized an income tax benefit in discontinued operations of $2.2 million, $23.2 million and $22.6 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively (see Note 4).
      The amount of federal net operating loss carried forward is $24.2 million with expiration dates through fiscal 2020. The company expects to utilize the carryforwards prior to their expiration. Various subsidiaries have state net operating loss carryforwards of $329.0 million with expiration dates through fiscal 2023. The utilization of these losses could be limited in the future and the company has provided a valuation allowance for this limitation as discussed above.
      During fiscal 2004, the Internal Revenue Service (“IRS”) began an audit of the company’s income tax returns with respect to fiscal 2001 and fiscal 2002. We do not believe the audit will have a material adverse effect on our results of operations, financial condition or cash flows.
Note 21.     Commitments and Contingencies
      The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period. (See Note 11.)
      As previously disclosed, the SEC has been conducting an investigation with respect to trading in the company’s common stock by certain entities and individuals from December 2002 through January 2003. On March 2, 2005, the SEC announced that final judgment had been entered against six current employees and one former employee of the company, none of whom were executive officers. Pursuant to settlements with the SEC, under which the individuals neither admitted nor denied liability, the SEC enjoined these individuals from further violations of the securities laws and ordered them to disgorge their individual profits which aggregated $57,486 plus prejudgment interest, and to pay civil penalties, which equaled their profits of $57,486. Following entry of the judgment and completion of the company’s investigation, the company formally reprimanded the current employees with final warning, required the current employees to undergo additional training with regard to the company’s code of conduct, and required all seven individuals to forfeit fiscal 2004 bonus payments totaling approximately $163,000 for violation of the company’s insider trading policy.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company has recorded current liabilities of $12.7 million and $11.5 million related to self-insurance reserves at January 1, 2005 and January 3, 2004, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.
      In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales.
      See Note 11 relating to debt, leases and other commitments.
Note 22.     Segment Reporting
      On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred to Flowers Bakeries from Flowers Specialty. Prior year data has been restated to reflect this transfer.
      Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Sales:
Flowers Bakeries	$1,218,656	$1,145,279	$1,066,674
Flowers Specialty	382,237	359,129	316,010
Eliminations: Sales from Flowers Specialty to Flowers Bakeries	(49,585)	(51,413)	(54,077)

	$1,551,308	$1,452,995	$1,328,607

Depreciation and Amortization:
Flowers Bakeries	$45,718	$44,411	$45,158
Flowers Specialty	11,520	9,777	11,426
Other(1)	(536)	(253)	190

	$56,702	$53,935	$56,774

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 52	For the 53	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(Amounts in thousands)
Asset Impairment and Certain Other Charges (See Note 13):
Flowers Bakeries	$—	$—	$337
Flowers Specialty	—	—	1,795

	$—	$—	$2,132

Income (Loss) from Operations:
Flowers Bakeries	$97,768	$92,000	$83,489
Flowers Specialty	20,030	18,037	8,160
Other(1)	(35,524)	(32,152)	(25,780)
Asset Impairment and certain other charges	—	—	(2,132)

	$82,274	$77,885	$63,737

Net Interest Income	$8,826	$7,982	$6,969

Income From Continuing Operations Before Income Taxes and Minority Interest	$91,100	$85,867	$70,706

Capital Expenditures:
Flowers Bakeries	$33,391	$27,594	$27,406
Flowers Specialty	9,624	12,421	3,686
Other(2)	3,014	3,603	17,719

	$46,029	$43,618	$48,811

	As of

	January 1,	January 3,
	2005	2004

Assets:
Flowers Bakeries	$614,884	$583,393
Flowers Specialty	141,250	139,146
Other(3)	119,514	124,700

	$875,648	$847,239

(1)	Represents Flowers Foods’ corporate head office amounts.
(2)	Represents Flowers Foods’ corporate head office amounts and also for the 53 weeks ended January 3, 2004 and the 52 weeks ended December 28, 2002, includes $0.4 million and $17.4 million, respectively, relating to the Mrs. Smith’s Bakeries frozen dessert business sold in April 2003.
(3)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Unaudited Quarterly Financial Information
      Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks and the fourth quarter of fiscal 2003, which includes thirteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)
Sales	2004	$457,839	$360,686	$371,351	$361,432
	2003	$434,552	$337,193	$333,175	$348,075
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2004	$229,785	$178,712	$184,777	$178,597
	2003	$220,915	$171,628	$165,792	$174,498
Income from continuing operations	2004	$17,210	$14,958	$14,629	$7,463
	2003	$13,653	$13,774	$12,718	$12,659
(Loss) income from discontinued operations, net of income tax	2004	$(3,486)	$—	$—	$—
	2003	$(19,313)	$(23,118)	$(259)	$4,544

Net income (loss)	2004	$13,724	$14,958	$14,629	$7,463
	2003	$(5,660)	$(9,344)	$12,459	$17,203
Basic income per common share from continuing operations	2004	$0.39	$0.34	$0.34	$0.17
	2003	$0.31	$0.31	$0.28	$0.28
Diluted income per common share from continuing operations	2004	$0.38	$0.33	$0.33	$0.17
	2003	$0.29	$0.30	$0.28	$0.28
Basic net income (loss) per common share	2004	$0.31	$0.34	$0.34	$0.17
	2003	$(0.13)	$(0.21)	$0.28	$0.38
Diluted net income (loss) per common share	2004	$0.30	$0.33	$0.33	$0.17
	2003	$(0.12)	$(0.20)	$0.27	$0.37

Note 24.	Subsequent Events
      On February 21, 2005, Winn-Dixie Stores, Inc., currently the company’s second largest customer accounting for 5.3% of our sales filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The company is continuing to serve this customer, and at this time we are unable to fully assess the effect, if any, the reorganization will have on our results of operations, financial condition or cash flows.
      Dividend. On February 11, 2005, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on March 11, 2005 to shareholders of record on February 25, 2005.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
      Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning	Additions Charged		Ending
	Balance	to Expenses	Deductions	Balance

	(Amounts in thousands)
Classification:
Year Ended January 1, 2005
Facility closing costs	$4,683	—	4,683	$—
Allowance for doubtful accounts	$2,082	854	2,843	$93
Inventory reserves	$269	498	478	$289
Valuation allowance	$6,792	41	—	$6,833
Year Ended January 3, 2004
Facility closing costs	$11,853	—	7,170	$4,683
Allowance for doubtful accounts(1)	$1,475	3,368	2,761	$2,082
Inventory reserves(1)	$1,743	1,067	2,541	$269
Valuation allowance	$7,846	—	1,054	$6,792
Year Ended December 28, 2002
Facility closing costs	$16,401	1,111	5,659	$11,853
Allowance for doubtful accounts(1)	$1,271	4,152	3,948	$1,475
Inventory reserves(1)	$1,896	3,077	3,230	$1,743
Valuation allowance	$8,298	—	452	$7,846

(1)	Includes amounts related to discontinued operations (assets of Mrs. Smith’s Bakeries).