Form 10-Q
period 2005-04-23
FLOWERS FOODS INC
filed 2005-06-02
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 27, 2005

Common Stock, $.01 par value with	40,599,279
Preferred Share Purchase Rights

FLOWERS FOODS, INC.

FORWARD-LOOKING STATEMENTS

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

     Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including weight loss trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	customer and consumer reaction to pricing actions;

•	existing or future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks that could adversely affect our business and our commodity and service costs; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	APRIL 23, 2005	JANUARY 1, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,443	$47,458

Accounts and notes receivable, net of allowances of $615 and $93, respectively	117,875	117,736

Inventories, net:
Raw materials	9,365	9,661
Packaging materials	8,286	8,321
Finished goods	19,132	18,484

	36,783	36,466

Spare parts and supplies	22,053	21,384

Deferred taxes	32,069	34,316

Other	11,326	12,532

	250,549	269,892

Net Property, Plant and Equipment	429,239	438,848

Notes Receivable	74,040	74,065

Assets Held for Sale – Distributor Routes	14,009	12,969

Other Assets	2,593	2,322

Goodwill	58,567	58,567

Other Intangible Assets, net	18,431	18,985

	$847,428	$875,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,475	$5,087
Accounts payable	82,363	73,902
Other accrued liabilities	67,408	112,033

	154,246	191,022

Long-Term Debt and Capital Leases	81,527	22,578

Other Liabilities:
Post-retirement/post-employment obligations	24,739	22,590
Deferred Taxes	43,629	42,171
Other	29,638	24,714

	98,006	89,475

Minority Interest in Variable Interest Entity	3,024	2,836

Stockholders’ Equity:
Preferred stock - $100 par value, 100,000 authorized and none issued
Preferred stock - $.01 par value, 900,000 authorized and none issued
Common stock - $.01 par value, 100,000,000 authorized shares and 45,185,121 shares issued	452	452
Treasury stock - 4,585,842 shares and 2,040,068 shares, respectively	(126,822)	(52,366)
Capital in excess of par value	483,171	484,476
Retained earnings	175,638	160,988
Unearned compensation	(912)	(1,103)
Accumulated other comprehensive loss	(20,902)	(22,710)

	510,625	569,737

	$847,428	$875,648

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
Sales	$506,040	$457,839
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	252,764	228,054
Selling, marketing and administrative expenses	203,991	186,434
Depreciation and amortization	17,740	16,902

Income from continuing operations before interest, income taxes and minority interest	31,545	26,449
Interest income	(3,091)	(2,969)
Interest expense	994	292

Income from continuing operations before income taxes and minority interest	33,642	29,126
Income tax expense	13,270	10,774

Income from continuing operations before minority interest	20,372	18,352
Minority interest in variable interest entity	(375)	(1,142)

Income from continuing operations	19,997	17,210
Loss from discontinued operations, net of income tax	—	(3,486)

Net income	$19,997	$13,724

Net Income Per Common Share:
Basic:
Income from continuing operations	$0.47	$0.39
Loss from discontinued operations, net of income tax	—	(0.08)

Net income per share	$0.47	$0.31

Weighted average shares outstanding	42,430	44,322
Diluted:
Income from continuing operations	$0.46	$0.38
Loss from discontinued operations, net of income tax	—	(0.08)

Net income per share	$0.46	$0.30

Weighted average shares outstanding	43,702	45,473

Cash dividends paid per common share	$0.125	$0.10

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$19,997	$13,724
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	5,099
Stock based compensation	(500)	1,129
Income tax benefit related to stock options exercised	1,075	—
Depreciation and amortization	17,740	16,902
Deferred income taxes	3,817	8,156
Provision for inventory obsolescence	313	160
Allowances for accounts receivable	829	556
Minority interest in variable interest entity	375	1,142
Other	194	537
Changes in assets and liabilities:
Accounts and notes receivable, net	(970)	(10,039)
Inventories, net	(630)	(2,573)
Other assets	(1,563)	429
Pension contributions	(25,000)	(8,500)
Accounts payable and other accrued liabilities	(8,748)	(12,366)
Facility closing costs and severance	—	(4,439)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,929	9,917

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,168)	(15,380)
Proceeds from notes receivable	27	862
Consolidation of variable interest entity	—	1,527
Other	60	(523)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(8,081)	(13,514)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(5,347)	(4,436)
Exercise of stock options	1,209	471
Stock repurchases	(78,207)	(7,774)
Change in book overdraft	8,144	2,440
Proceeds from credit facility borrowing	59,000	—
Debt and capital lease obligation payments	(662)	(117)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(15,863)	(9,416)

Net decrease in cash and cash equivalents	(17,015)	(13,013)
Cash and cash equivalents at beginning of period	47,458	42,416

Cash and cash equivalents at end of period	$30,443	$29,403

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 23, 2005 and January 1, 2005 and the results of operations and cash flows for the sixteen week periods ended April 23, 2005 and April 24, 2004. The results of operations for the sixteen week periods ended April 23, 2005 and April 24, 2004 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals, pension obligations and distributor accounting. These policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

REPORTING PERIODS — Fiscal 2005 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2005 (sixteen weeks), second quarter ending July 16, 2005 (twelve weeks), third quarter ending October 8, 2005 (twelve weeks) and fourth quarter ending December 31, 2005 (twelve weeks).

SEGMENTS — The company consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the southeastern and southwestern United States. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. During the fourth quarter of fiscal 2004, Flowers Specialty’s Birmingham, Alabama production facility was transferred to Flowers Bakeries as a result of this facility beginning to deliver products through the company’s direct store delivery (“DSD”) system. All prior year segment information has been restated to reflect this transfer.

SIGNIFICANT CUSTOMER — During the sixteen weeks ended April 23, 2005, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 16.0% of the consolidated company’s sales with 13.7% attributable to Flowers Bakeries and 2.3% attributable to Flowers Specialty. During the sixteen weeks ended April 24, 2004, sales to this customer represented 15.0% of the consolidated company’s sales with 12.9% attributable to Flowers Bakeries and 2.1% attributable to Flowers Specialty.

STOCK BASED COMPENSATION — As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. The

company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	April 23, 2005	April 24, 2004
Net income, as reported	$19,997	$13,724
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(795)	(1,178)

Pro forma net income	$19,202	$12,546

Basic net income per share
as reported	$0.47	$0.31
pro forma	$0.45	$0.28
Diluted net income per share
as reported	$0.46	$0.30
pro forma	$0.44	$0.28

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed for interim and annual periods beginning after June 15, 2005. On April 14, 2005 the SEC approved a new rule that for public companies delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R will be effective for annual periods that begin after June 15, 2005, which will be the company’s fiscal 2006 beginning January 1, 2006. SFAS 123R is effective for any unvested awards that are outstanding on the effective date and for all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt the standard on January 1, 2006 and apply the modified prospective transition method. This method calls for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods.

2. DISCONTINUED OPERATIONS

     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. The frozen dessert business sold to Schwan is presented as discontinued operations for the sixteen weeks ended April 24, 2004. Accordingly, certain costs are included in “Discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income.

     In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18-month period and a maximum liability of $70 million. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain claims were asserted by Schwan prior to the expiration of the 18-month period. The company is investigating these claims, and while the company is unable to predict the outcome of these claims, it believes, based on currently available facts, that it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the company’s overall financial condition, results of operations or cash flows. Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business. The balance of this reserve as of April 23, 2005 and January 1, 2005 was $2.0 million and $4.6 million, respectively.

     There were no revenues recorded for the discontinued operations in the sixteen weeks ended April 23, 2005 and April 24, 2004.

     The company’s Suwanee, Georgia facility was sold to Schwan as part of the divestiture. The company leases a portion of the Suwanee facility from Schwan where frozen bread and roll products are currently produced. This lease originally was to expire in April 2006, but on February 2, 2005, the company and Schwan agreed to extend the term of the lease through April 2010.

3. COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $21.8 million for the sixteen weeks ended April 23, 2005.

     During the sixteen weeks ended April 23, 2005, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2005
Accumulated other comprehensive loss, January 1, 2005	$22,710
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $1	1
Reclassified to earnings (materials, labor and other production costs), net of income tax benefit of $(3)	(4)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of $(1,130)	(1,805)

Accumulated other comprehensive loss, April 23, 2005	$20,902

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 23, 2005. The balances by business segment are as follows (amounts in thousands):

Flowers Bakeries	$54,891
Flowers Specialty	3,676

Total	$58,567

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer lists and non-compete agreements, for the sixteen weeks ended April 23, 2005 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 1, 2005	$13,015	$5,970	$18,985
Amortization expense	(154)	(82)	(236)
Reclassification	(318)	—	(318)

Balance as of April 23, 2005	$12,543	$5,888	$18,431

     The reclassification relates to a consulting agreement entered into as part of an acquisition that the company has determined would be more appropriately classified as an other long-term asset rather than an intangible asset. The company has and will continue to amortize this agreement over the life of the agreement.

5. NEW ACCOUNTING PRONOUNCEMENTS

     Stock Based Compensation. As discussed in Note 1, in December 2004, the FASB issued SFAS 123R, which requires the value of employee stock options and similar awards be expensed. The company intends to adopt the standard on January 1, 2006, and apply the modified prospective transition method. This method calls for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods.

     Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The company is currently evaluating the affect of this statement, but we do not believe it will have a material effect on our results of operations, financial condition or cash flows.

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

     As of April 23, 2005, the company’s hedge portfolio contained commodity derivatives with a fair value of $(5.9) million, which is recorded in other current and long-term liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at April 23, 2005 or January 1, 2005 that did not qualify for hedge accounting under SFAS 133.

7. DEBT AND OTHER OBLIGATIONS

     Long-term debt consisted of the following at April 23, 2005 and January 1, 2005 (amounts in thousands):

	APRIL 23, 2005	JANUARY 1, 2005
Unsecured credit facility	$59,000	$—
Capital lease obligations	23,067	23,622
Other notes payable	3,935	4,043

	86,002	27,665
Less current maturities	4,475	5,087

Total long-term debt	$81,527	$22,578

     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements.

     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $59.0 million at April 23, 2005. This borrowing was used to fund the purchase of approximately 2.1 million shares of the company’s common stock from an institutional holder. On May 12, 2005, the company repaid $14.0 million of this borrowing. There were no borrowings outstanding under the credit facility as of January 1, 2005.

     The company paid financing costs of $0.4 million in connection with its credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.

     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $17.6 million and $9.4 million as of April 23, 2005 and January 1, 2005, respectively.

8. VARIABLE INTEREST ENTITY

     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”) but not a Special Purpose Entity and, under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of April 23, 2005, the company had assets relating to the VIE of $22.8 million or 2.7% of total assets, consisting primarily of $16.4 million of transportation equipment recorded as capital lease obligations. Sales of $3.1 million, or 0.6%, and income from continuing operations before income taxes and minority interest of $0.4 million, or 1.1%, were recorded for the sixteen weeks ended April 23, 2005. As of January 1, 2005, the company had assets relating to the VIE of $22.6 million or 2.6% of total assets, consisting primarily of $16.2 million of transportation equipment recorded as capital lease obligations. Sales of $3.0 million, or 0.6%, and income from continuing operations before income taxes and minority interest of $1.1 million, or 3.8%, were recorded for the sixteen weeks ended April 24, 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

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

     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax, were recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations.

     As previously disclosed, the SEC conducted an investigation with respect to trading in the company’s common stock by certain entities and individuals from December 2002 through January 2003. On March 2, 2005, the SEC announced that final judgment had been entered against six current employees and one former employee of the company, none of whom were executive officers. Pursuant to settlements with the SEC, under which the individuals neither admitted nor denied liability, the SEC enjoined these individuals from further violations of the securities laws and ordered them to disgorge their individual profits which aggregated $57,486 plus prejudgment interest, and to pay civil penalties, which equaled their profits of $57,486. Following entry of the judgment and completion of the company’s investigation, the company formally reprimanded the current employees with final warning, required the current employees to undergo additional training with regard to the company’s code of conduct, and required all seven individuals to forfeit fiscal 2004 bonus payments totaling approximately $163,000 for violation of the company’s insider trading policy.

10. EARNINGS PER SHARE

     The following table calculates basic earnings per common share and diluted earnings per common share at April 23, 2005 and April 24, 2004 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
Basic Earnings Per Common Share:
Income from continuing operations	$19,997	$17,210

Basic weighted average shares outstanding	42,430	44,322

Basic earnings per common share	$0.47	$0.39

Diluted Earnings Per Common Share:
Income from continuing operations	$19,997	$17,210

Basic weighted average shares outstanding	42,430	44,322
Add: Shares of common stock assumed issued upon exercise of stock options	1,272	1,115
Add: Shares of common stock assumed upon contingent stock agreement	—	36

Diluted weighted average shares outstanding	43,702	45,473

Diluted earnings per common share	$0.46	$0.38

     No options were antidilutive or excluded for any period presented.

11. STOCK BASED COMPENSATION

Stock Incentive Plans

     Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”), the compensation committee of the Board of Directors is authorized to grant stock options, restricted stock, deferred stock and performance stock and performance units to eligible employees and non-employee directors up to 4,500,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally vest and are exercisable four years from the date of grant or upon a change in control of the company. Non-employee director options generally vest and are exercisable one year from the date of grant. Upon exercise the optionees are required to pay the market value of the underlying shares, determined as of the grant date. On April 6, 2005, 1,796,300 employee stock options vested with an exercise price of $9.48. As of April 23, 2005, including previously vested non-employee director options there were 1,807,550 options outstanding with an exercise price of $9.48. Also outstanding as of April 23, 2005 were 1,387,300 options outstanding with an exercise price of $21.02, which will vest in July 2007.

     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 50,000 shares of restricted stock pursuant to the EPIP. The value of the restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million in compensation expense during the sixteen weeks ended April 23, 2005 related to this restricted stock.

     During the first quarter of fiscal 2005 and the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 936 shares and 13,520 shares, respectively, of restricted stock. The value of the restricted shares on the date of grant was approximately $0.4 million. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.1 million in compensation expense during the first quarter of fiscal 2005 related to this restricted stock.

Stock Appreciation Rights Plan

     The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On April 6, 2005, 652,247 rights vested, resulting in cash payments totaling $13.4 million. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. The company recorded a $0.6 million credit in the first quarter of fiscal 2005 due to a decline in the company’s stock price and $1.0 million in compensation expense related to these rights in the first quarter of fiscal 2004.

     The company allows non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. The company recorded a $0.1 million credit in the first quarter of fiscal 2005 due to a decline in the company’s stock price and $0.1 million in compensation expense related to these rights in the first quarter of fiscal 2004.

12. POST-RETIREMENT PLANS

Defined Benefit Plans

     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 23, 2005 and April 24, 2004, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.

     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contribution in order to reduce the impact of future contributions. The company does not intend to make further contributions to the pension plan during fiscal 2005.

     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
Service cost	$1,926	$1,858
Interest cost	4,930	4,731
Expected return on plan assets	(5,626)	(4,662)
Amortization of prior service cost	14	15
Amortization of net loss	614	816

Total net periodic benefit costs	$1,858	$2,758

Post-retirement Benefit Plan

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

     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
Service cost	$84	$75
Interest cost	106	98
Amortization of prior service cost	102	102

Total net periodic benefit costs	$292	$275

13. SEGMENT REPORTING

     Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. During the fourth quarter of fiscal 2004, Flowers Specialty’s Birmingham, Alabama production facility was transferred to Flowers Bakeries as a result of this facility beginning to deliver products through the company’s DSD system. All prior year segment information has been restated to reflect this transfer. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Historically, the company has included the difference between actual and budgeted flour cost in Unallocated Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest in the table below. Effective the first quarter of fiscal 2005, the company recorded this activity in the results of each of its operating segments. Prior year information has not been restated to reflect this change. During the first quarter of fiscal 2005, Flowers Bakeries and Flowers Specialty recorded expense of $1.9 million and $0.2 million, respectively. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
SALES:
Flowers Bakeries	$396,674	$357,146
Flowers Specialty	125,906	114,992
Eliminations: Sales from Flowers
Specialty To Flowers Bakeries	(16,540)	(14,299)

	$506,040	$457,839

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$14,393	$13,345
Flowers Specialty	3,343	3,585
Unallocated	4	(28)

	$17,740	$16,902

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST:
Flowers Bakeries	$29,611	$30,004
Flowers Specialty	9,584	6,523
Unallocated	(7,650)	(10,078)
Interest income, net	2,097	2,677

	$33,642	$29,126

14. ACQUISITIONS

     On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers. The company has recorded a preliminary purchase price allocation relating to this acquisition, as a final appraisal has not been completed. The company expects to receive a final appraisal during the second quarter of fiscal 2005 and will at that time, adjust the preliminary purchase price allocation as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 23, 2005 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

CRITICAL ACCOUNTING POLICIES:

     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended January 1, 2005, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

RESULTS OF OPERATIONS:

     Results of operations, expressed as a percentage of sales, for the sixteen week periods ended April 23, 2005 and April 24, 2004, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2005	APRIL 24, 2004
Sales	100.00%	100.00%
Gross margin	50.05	50.19
Selling, marketing and administrative expenses	40.31	40.72
Depreciation and amortization	3.50	3.69
Interest income, net	(0.41)	(0.58)
Income from continuing operations before income taxes and minority interest	6.65	6.36
Income tax expense	2.62	2.35
Minority interest in variable interest entity	(0.08)	(0.25)
Discontinued operations	—	(0.76)
Net income	3.95%	3.00%

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 23, 2005 COMPARED TO SIXTEEN WEEKS ENDED APRIL 24, 2004

     Sales. For the first quarter of fiscal 2005, sales were $506.0 million, or 10.5% higher than sales in the comparable quarter of the prior year, which were $457.8 million. Of the increase, favorable product mix shifts and increased volume contributed 6.2%, while price increases contributed 4.3%. The 6.2% increase in mix and volume resulted from growth in the company’s core business of 2.0%, the expansion of the company’s DSD system into new markets and new products, which contributed 2.0% and the September 2004 acquisition in Texas, which contributed 2.2%. Branded retail sales represented approximately 49% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 8.1% due to increases in pricing and volume. Store branded retail sales represented approximately 10% of total sales and increased 1.4% primarily due to price increases. Foodservice and other sales represented approximately 41% of total sales and were up 16.4% over the first quarter of fiscal 2004 primarily due to volume and price increases.

     Flowers Bakeries’ sales for the first quarter of fiscal 2005 were $396.7 million, or 11.1% higher than sales in the comparable quarter of the prior year, which were $357.1 million. Of the increase, favorable product mix shifts and increased volume contributed 7.3%, while price increases contributed 3.8%. 2.9% of the mix and volume increase is related to the September 2004 acquisition in Texas. Branded retail sales represented approximately 58% of total sales. These sales, driven by the company’s Nature’s Own and Nature’s Own Healthline products, increased 7.4% due to increases in volume and, to a lesser extent, pricing. Store branded retail sales represented approximately 11% of total sales and increased 5.7% primarily due to increased volume. Foodservice and other sales represented approximately 31% of total sales and were up 21.3% over the first quarter of fiscal 2004 primarily due to volume increases and, to a lesser extent, price increases.

     Flowers Specialty’s sales for the first quarter of fiscal 2005 were $109.4 million, or 8.6% higher than sales in the comparable quarter of the prior year, which were $100.7 million. Of the increase, favorable product mix shifts and volume contributed 2.7%, while price increases contributed 5.9%. Branded retail sales represented approximately 20% of total sales and were up 15.6% over the first quarter of fiscal 2004. The increase was primarily due to favorable pricing and mix shifts. Store branded retail sales represented approximately 6% of total sales and decreased 20.3% primarily due to decreased volume. Foodservice and other sales (which include contract production and vending) represented approximately 74% of total sales and were up 10.5% over the first quarter of fiscal 2004 due to favorable pricing and product mix shifts, partially offset by decreased volume. Flowers Specialty recorded sales of approximately $6.3 million in the first quarter of fiscal 2005 relating to the introduction of a new product by a foodservice customer. Although the company believes sales of this product to the customer will continue, the company cannot guarantee this level of sales on an on-going basis.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2005 was $253.3 million, or 10.2% higher than gross margin reported for the same period in the prior year of $229.8 million. As a percent of sales, gross margin remained relatively unchanged at 50.1% as compared to the first quarter of fiscal 2004. While sales were higher and ingredients costs lower, these positive items were offset by higher energy, packaging, and labor costs, including the cost to start a new bread line at the company’s Denton, Texas facility.

     Flowers Bakeries’ gross margin decreased to 55.2% of sales for the first quarter of fiscal 2005, compared to 56.5% of sales for the prior year. This decrease was primarily due to cost increases related to ingredient, labor, energy and packaging costs, as well as start-up costs associated with a new bread line at the company’s Denton, Texas facility. Historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change was to reduce gross margin at Flowers Bakeries 0.5%.

     Flowers Specialty’s gross margin increased to 31.2% of sales for the first quarter of fiscal 2005, compared to 28.4% of sales for the prior year. This increase was primarily attributable to higher sales and lower ingredient costs. The lower ingredient costs were primarily attributable to decreases in the costs of eggs and cocoa. These positive items were partially offset by increased repairs, maintenance and freezer storage costs.

     Selling, Marketing and Administrative Expenses. For the first quarter of fiscal 2005, selling, marketing and administrative expenses were $204.0 million, or 40.3% of sales as compared to $186.4 million, or 40.7% of sales reported for the first quarter of fiscal 2004.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $175.1 million, or 44.2% of sales during the first quarter of fiscal 2005, as compared to $158.6 million, or 44.4% of sales during the prior year. The decrease as a percent of sales was primarily due to increased sales and lower stock compensation and advertising costs. These lower costs were partially offset by increased labor costs and costs associated with geographic expansion of the company’s DSD system. The decrease in advertising costs was the result of the company’s decision to delay, not cancel, until the last three quarters of fiscal 2005 certain advertising originally planned for the first quarter.

     Flowers Specialty’s selling, marketing and administrative expenses were $21.2 million, or 19.4% of sales during the first quarter of fiscal 2005, as compared to $18.5 million, or 18.4% of sales during the prior year. The increase as a percent of sales was primarily attributable to higher labor, distribution and bad debt expenses, partially offset by higher sales. The bankruptcy of two smaller customers during the first quarter of fiscal 2005 contributed to the increased bad debt expenses.

     Depreciation and Amortization. Depreciation and amortization expense was $17.7 million for the first quarter of fiscal 2005, an increase of 5.0% from the prior year, which was $16.9 million.

     Flowers Bakeries’ depreciation and amortization expense increased to $14.4 million for the first quarter of fiscal 2005 from $13.3 million in the prior year. This increase was primarily the result of increased depreciation expense of $0.9 million due to recent capital expenditures.

     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

     Net Interest Income. For the first quarter of fiscal 2005, net interest income was $2.1 million, a decrease of $0.6 million from the prior year, which was $2.7 million. The decrease was primarily related to an increase in interest expense of $0.7 million as a result of interest paid as part of a state tax audit discussed below under Income Taxes and interest on a $59.0 million borrowing under the company’s credit facility discussed below under Liquidity and Capital Resources.

     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the first quarter of fiscal 2005 was $33.6 million, an increase of $4.5 million from the $29.1 million reported for the prior year.

     The improvement was primarily the result of improvements in the operating results of Flowers Specialty of $3.1 million and a decrease of $2.4 million in unallocated corporate expenses. Partially offsetting these positive items was a decrease in the operating results of Flowers Bakeries of $0.4 million and a decrease in net interest income of $0.6 million. The increase at Flowers Specialty was primarily attributable to higher sales and lower ingredient costs, partially offset by higher labor, distribution and bad debt expenses. The decrease in unallocated corporate expenses was primarily due to the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs as discussed above. This allocation method was also a primary reason for the decrease in the operating results of Flowers Bakeries, along with increased labor and packaging costs. Decreased earnings of the company’s variable interest entity (“VIE”) were also a contributing factor to Flowers Bakeries’ decrease in operating results. These negative items were partially offset by lower stock based compensation and advertising costs. See Net Interest Income above for a discussion of the decrease in this area.

     Income Taxes. The effective tax rate for the first quarter of fiscal 2005 was 39.4% compared to 37.0% in the first quarter of the prior year. The primary difference is due to an additional $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter based on the estimated outcome of a state tax audit that began in the first quarter (see Net Interest Income for the interest effect of the audit). The company estimates an effective rate for the year of 38.0% excluding the effects of the state tax audit. The difference in the effective rate and the statutory rate is primarily due to state income taxes and non-taxable earnings of a consolidated variable interest entity.

     Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less that substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues.

     Discontinued Operations. During the first quarter of fiscal 2005, the company did not record any transactions relating to discontinued operations. Subsequent to the sale of the Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, the company paid various expenses related to its operation of the Mrs. Smith’s Bakeries business, no single one of which was material to the results of operations or financial condition of the company. During the first quarter of fiscal 2004, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business.

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

Cash Flows

     Flowers Foods’ cash and cash equivalents decreased to $30.4 million at April 23, 2005 from $47.5 million at January 1, 2005. The decrease resulted from $8.1 million and $15.9 million disbursed for investing activities and financing activities, respectively, partially offset by $6.9 million provided by operating activities.

     Net cash of $6.9 million provided by operating activities during the sixteen weeks ended April 23, 2005 consisted primarily of $20.0 million in net income, adjusted for certain non-cash items of $23.8 million. These positive items were partially offset by cash disbursed for working capital and other activities of $36.9 million. The net cash disbursed for working capital and other activities was primarily a result of a pension contribution of $25.0 million.

     Net cash disbursed for investing activities during the sixteen weeks ended April 23, 2005 of $8.1 million consisted primarily of capital expenditures of $8.2 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $7.2 million and $0.7 million, respectively.

     Net cash disbursed for financing activities of $15.9 million during the sixteen weeks ended April 23, 2005 consisted primarily of stock repurchases and dividends paid of $78.2 million and $5.3 million, respectively, partially offset by a borrowing of $59.0 million under the company’s credit facility to fund a stock repurchase from an institutional holder discussed below.

Credit Facility

     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements.

     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $59.0 million at April 23, 2005. This borrowing was used to fund the purchase of approximately 2.1 million shares of the company’s common stock from an institutional holder. On May 12, 2005, the company repaid $14.0 million of this borrowing. As excess funds become available, the company may, from time to time during the remainder of fiscal 2005 repay a portion or all of this borrowing.

     The company paid financing costs of $0.4 million in connection with the credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.

     The company’s credit rating by Standard and Poor’s as of April 23, 2005 was BBB-. The company’s credit rating by Fitch Ratings as of April 23, 2005 was BBB-. The company’s credit rating by Moody’s Investor Service as of April 23, 2005 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.

Uses of Cash

     On February 11, 2005, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on March 11, 2005 to shareholders of record on February 27, 2004. This dividend payment amounted to $5.3 million.

     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was funded from the company’s internally generated funds and is tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contribution in order to reduce the impact of future contributions. The company does not intend to make further contributions to the pension plan during fiscal 2005. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2005, 2,686,956 shares at a cost of $78.2 million were purchased under the plan. From the inception of the plan through April 23, 2005, 4,942,822 shares at a cost of $135.7 million have been purchased under the plan. Included in the stock repurchases during the first quarter of fiscal 2005 are 2.1 million shares purchased from an institutional holder valued at $59.5 million. The company drew upon its $150.0 million credit facility to fund this purchase.

     During the first quarter of fiscal 2005, the company paid $13.4 million and $11.7 million associated with a stock appreciation rights award and fiscal 2004 bonuses, respectively.

     The company has experienced minimal federal cash tax payments since 1999 due primarily to net operating losses carryovers. However, beginning in the second quarter of fiscal 2005 the company expects to begin to make estimated federal tax payments as the net operating loss carryovers will have been fully utilized. The company anticipates that these tax payments will be funded through cash flows from operations.

NEW ACCOUNTING PRONOUNCEMENTS:

     Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed for interim and annual periods beginning after June 15, 2005. On April 14, 2005 the SEC approved a new rule that for public companies delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R will be effective for annual periods that begin after June 15, 2005, which will be the company’s fiscal 2006 beginning January 1, 2006. SFAS 123R is effective for any unvested awards that are outstanding on the effective date and for all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt the standard on January 1, 2006 and apply the modified prospective transition method. This method calls for expensing of the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date and does not require restatement of prior periods.

     Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The company is currently evaluating the affect of this statement, but we do not believe it will have a material effect on our results of operations, financial condition or cash flows.

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

COMMODITY PRICE RISK

     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 23, 2005, the fair market value of the company’s commodity derivative portfolio was $(5.9) million. Of this fair value, $(0.6) million is based on quoted market prices and $(5.3) million is based on models and other valuation methods. $(1.9) million, $(1.7) million and $(2.3) million of this fair value relates to instruments that will be utilized in fiscal 2005, 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of April 23, 2005, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have an $8.1 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

INTEREST RATE RISK

     As of April 23, 2005, the company had no interest rate hedging agreements outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

     We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 23, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax were recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations.

     As previously disclosed, the SEC conducted an investigation with respect to trading in the company’s common stock by certain entities and individuals from December 2002 through January 2003. On March 2, 2005, the SEC announced that final judgment had been entered against six current employees and one former employee of the company, none of whom were executive officers. Pursuant to settlements with the SEC, under which the individuals neither admitted nor denied liability, the SEC enjoined these individuals from further violations of the securities laws and ordered them to disgorge their individual profits which aggregated $57,486 plus prejudgment interest, and to pay civil penalties, which equaled their profits of $57,486. Following entry of the judgment and completion of the company’s investigation, the company formally reprimanded the current employees with final warning, required the current employees to undergo additional training with regard to the company’s code of conduct, and required all seven individuals to forfeit fiscal 2004 bonus payments totaling approximately $163,000 for violation of the company’s insider trading policy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 7.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2005 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number	Average	Purchased as Part of	That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased	Per Share	Plan or Programs	Plans or Programs
January 2, 2005 – January 29, 2005	167	$29.01	167	5,078
January 30, 2005 – February 26, 2005	161	$30.57	161	4,917
February 27, 2005 – March 26, 2005	214	$29.55	214	4,703
March 27, 2005 – April 23, 2005	2,145	$28.96	2,145	2,558

Total	2,687	$29.11	2,687

ITEM 5. OTHER INFORMATION

     During the first quarter of fiscal 2005, the company purchased for cash a block of approximately 2.1 million shares of its common stock from an institutional holder at $28.95 per share, or $59.5 million. The shares were purchased in accordance with the share repurchase plan discussed above in Item 2. To fund the purchase, the company drew upon its $150.0 million credit facility. As of April 23, 2005, this was the only borrowing outstanding under the credit facility. On May 12, 2005, the company repaid $14.0 million of this borrowing.

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

By: /s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: June 2, 2005

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit
2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.5-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.	Name of Exhibit
10.6-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10-	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11-	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.12-	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13-	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14-	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

21-	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 18, 2004, File No. 1-16247).

*31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended April 23, 2005.

*	Filed herewith