Form 10-Q
period 2005-07-16
FLOWERS FOODS INC
filed 2005-08-25
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 16, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 19, 2005
Common Stock, $.01 par value with Preferred Share Purchase Rights	60,609,389

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
     Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:
•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including weight loss trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	customer and consumer reaction to pricing actions;

•	existing or future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks that could adversely affect our business and our commodity and service costs; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism or the responses to or repercussions from any of these or similar events or conditions.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	JULY 16, 2005	JANUARY 1, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,425	$47,458

Accounts and notes receivable, net of allowances of $870 and $93, respectively	125,438	117,736

Inventories, net:
Raw materials	9,836	9,661
Packaging materials	9,307	8,321
Finished goods	20,099	18,484

	39,242	36,466

Spare parts and supplies	22,627	21,384

Deferred taxes	31,020	34,316

Other	15,996	12,532

	249,748	269,892

Net Property, Plant and Equipment	428,227	438,848

Notes Receivable	72,170	74,065

Assets Held for Sale — Distributor Routes	15,184	12,969

Other Assets	3,549	2,322

Goodwill	58,567	58,567

Other Intangible Assets, net	14,117	18,985

	$841,562	$875,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$3,893	$5,087
Accounts payable	82,962	73,902
Other accrued liabilities	64,813	112,033

	151,668	191,022

Long-Term Debt and Capital Leases	77,648	22,578

Other Liabilities:
Post-retirement/post-employment obligations	26,350	22,590
Deferred Taxes	44,207	42,171
Other	30,802	24,714

	101,359	89,475

Minority Interest in Variable Interest Entity	3,119	2,836

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 45,185,121 shares issued, respectively	678	452
Treasury stock — 7,166,107 shares and 2,040,068 shares, respectively	(137,729)	(52,366)
Capital in excess of par value	476,603	484,476
Retained earnings	187,123	160,988
Unearned compensation	(1,347)	(1,103)
Accumulated other comprehensive loss	(17,560)	(22,710)

	507,768	569,737

	$841,562	$875,648

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
Sales	$405,300	$360,686	$911,340	$818,525
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	202,511	181,974	455,275	410,028
Selling, marketing and administrative expenses	161,433	143,386	365,424	329,820
Depreciation and amortization	13,427	12,597	31,167	29,499

Income from continuing operations before interest, income taxes and minority interest	27,929	22,729	59,474	49,178
Interest income	(2,251)	(2,145)	(5,342)	(5,114)
Interest expense	855	229	1,849	521

Income from continuing operations before income taxes and minority interest	29,325	24,645	62,967	53,771
Income tax expense	10,843	9,363	24,113	20,137

Income from continuing operations before minority interest	18,482	15,282	38,854	33,634
Minority interest in variable interest entity	(825)	(324)	(1,200)	(1,466)

Income from continuing operations	17,657	14,958	37,654	32,168
Loss from discontinued operations, net of income tax benefit of $2,183	—	—	—	(3,486)

Net income	$17,657	$14,958	$37,654	$28,682

Net Income Per Common Share:
Basic:
Income from continuing operations	$0.29	$0.23	$0.60	$0.48
Loss from discontinued operations, net of income tax	—	—	—	(0.05)

Net income per share	$0.29	$0.23	$0.60	$0.43

Weighted average shares outstanding	60,937	65,984	62,634	66,270

Diluted:
Income from continuing operations	$0.28	$0.22	$0.58	$0.47
Loss from discontinued operations, net of income tax	—	—	—	(0.05)

Net income per share	$0.28	$0.22	$0.58	$0.42

Weighted average shares outstanding	62,705	67,569	64,488	67,932

Cash dividends paid per common share	$0.10	$0.083	$0.183	$0.15

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$37,654	$28,682
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	5,099
Stock based compensation	1,777	2,489
Income tax benefit related to stock options exercised	7,959	—
Depreciation and amortization	31,167	29,499
Deferred income taxes	13,030	14,941
Provision for inventory obsolescence	336	292
Allowances for accounts receivable	1,354	835
Minority interest in variable interest entity	1,200	1,466
Other	(244)	670
Changes in assets and liabilities:
Accounts and notes receivable, net	(8,133)	(13,594)
Inventories, net	(3,112)	(4,527)
Other assets	(14,674)	(4,004)
Pension contributions	(25,000)	(12,750)
Accounts payable and other accrued liabilities	(13,517)	(3,407)
Facility closing costs and severance	—	(4,469)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,797	41,222

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,029)	(27,112)
Proceeds from notes receivable	972	68
Consolidation of variable interest entity	—	1,527
Other	604	148

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(15,453)	(25,369)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(11,519)	(9,917)
Exercise of stock options	5,519	471
Stock repurchases	(107,300)	(16,303)
Change in book overdraft	13,045	7,069
Proceeds from credit facility borrowing	79,000	—
Debt and capital lease obligation payments	(25,122)	(512)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(46,377)	(19,192)

Net decrease in cash and cash equivalents	(32,033)	(3,339)
Cash and cash equivalents at beginning of period	47,458	42,416

Cash and cash equivalents at end of period	$15,425	$39,077

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position as of July 16, 2005 and January 1, 2005 and the results of its operations for the twelve and twenty-eight week periods ended July 16, 2005 and July 17, 2004 and its cash flows for the twenty-eight week periods ended July 16, 2005 and July 17, 2004. The results of operations for the twelve and twenty-eight week periods ended July 16, 2005 and July 17, 2004 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals, pension obligations and distributor accounting. These policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. There have been no material changes to the company’s critical accounting policies since January 1, 2005.
REPORTING PERIODS — Fiscal 2005 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2005 (sixteen weeks), second quarter ended July 16, 2005 (twelve weeks), third quarter ending October 8, 2005 (twelve weeks) and fourth quarter ending December 31, 2005 (twelve weeks).
STOCK SPLIT — On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
SEGMENTS — The company consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the southeastern and southwestern United States. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. During the fourth quarter of fiscal 2004, Flowers Specialty’s Birmingham, Alabama production facility was transferred to Flowers Bakeries. All prior period segment information has been restated to reflect this transfer.
SIGNIFICANT CUSTOMER — During the twelve weeks ended July 16, 2005, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 17.8% of the consolidated company’s sales with 14.9% attributable to Flowers Bakeries and 2.9% attributable to Flowers Specialty. During the twelve weeks ended July 17, 2004, sales to this customer represented 15.7% of the consolidated company’s sales with 14.0% attributable to Flowers Bakeries and 1.7% attributable to Flowers Specialty. During the twenty-eight weeks ended July 16, 2005, sales to this customer represented 16.8% of the consolidated company’s sales with 14.2% attributable to Flowers Bakeries and 2.6% attributable to Flowers Specialty. During the twenty-eight weeks ended July 17, 2004, sales to this customer represented 15.3% of the consolidated company’s sales with 13.4% attributable to Flowers Bakeries and 1.9% attributable to Flowers Specialty.
STOCK BASED COMPENSATION — As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS 123 and

SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for stock options under the company’s plans are disclosed below.
     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Net income, as reported	$17,657	$14,958	$37,654	$28,682
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(375)	(883)	(1,170)	(2,061)

Pro forma net income	$17,282	$14,075	$36,484	$26,621

Basic net income per share
as reported	$0.29	$0.23	$0.60	$0.43
pro forma	$0.28	$0.21	$0.58	$0.40
Diluted net income per share
as reported	$0.28	$0.22	$0.58	$0.42
pro forma	$0.28	$0.21	$0.57	$0.39
     See Note 11 for discussion related to the company’s other stock-based compensation.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed. On April 14, 2005, the SEC approved a new rule applicable to public companies that delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R will be effective for annual periods that begin after June 15, 2005, which will be the company’s fiscal 2006 beginning January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt SFAS 123R on January 1, 2006 and apply the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods.
2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. The frozen dessert business sold to Schwan is presented as discontinued operations for the twenty-eight weeks ended July 17, 2004. Accordingly, certain costs are included in “Discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income.
     In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. In most, but not all, circumstances the indemnity is limited to an 18-month period and a maximum liability of $70 million. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain non-product liability claims were asserted by Schwan. These claims are not covered by the insurance policy and are the company’s responsibility. The company is investigating these claims, and while the company is unable to predict the outcome of these claims, it believes, based on currently available facts, that it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the company’s overall financial condition, results of operations or cash flows.

     Subsequent to the sale, the company has paid various expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business. The balance of this reserve as of July 16, 2005 and January 1, 2005 was $1.4 million and $4.6 million, respectively.
     There were no revenues or results of operations recorded for the discontinued operations in the twelve or twenty-eight weeks ended July 16, 2005 and July 17, 2004.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $21.0 million and $42.8 million for the twelve and twenty-eight weeks ended July 16, 2005, respectively. Total comprehensive income was $11.8 million and $24.7 million for the twelve and twenty-eight weeks ended July 17, 2004, respectively.
     During the twenty-eight weeks ended July 16, 2005, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2005
Accumulated other comprehensive loss, January 1, 2005	$22,710
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $2	3
Reclassified to earnings (materials, labor and other production costs), net of income tax benefit of $(4)	(6)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of $(3,222)	(5,147)

Accumulated other comprehensive loss, July 16, 2005	$17,560

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     There were no changes in the carrying amount of goodwill for the twenty-eight weeks ended July 16, 2005. The balances by business segment are as follows (amounts in thousands):

Flowers Bakeries	$54,891
Flowers Specialty	3,676

Total	$58,567

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer lists and non-compete agreements, for the twenty-eight weeks ended July 16, 2005 are as follows (amounts in thousands):

	Flowers	Flowers
	Bakeries	Specialty	Total
Balance as of January 1, 2005	$13,015	$5,970	$18,985
Amortization expense	(160)	(398)	(558)
Reclassification	(318)	—	(318)
Purchase price adjustment	(3,992)	—	(3,992)

Balance as of July 16, 2005	$8,545	$5,572	$14,117

     The reclassification relates to a prepaid consulting agreement entered into as part of an acquisition that the company has reclassified as an other long-term asset rather than an intangible asset. The company has and will continue to amortize this agreement over the life of the agreement.
     The purchase price adjustment relates to the company’s acquisition in September of 2004 of the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group that also included a list of associated private label and foodservice customers. During the second quarter of fiscal 2005, the appraisal related to this acquisition was finalized. As a result of the final valuation of the assets, an adjustment was necessary to the amount allocated to the customer list. The appraised value of the assets was greater than the purchase price of this acquisition, therefore there was no goodwill recorded.

     On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company from Kellogg Company. As part of this acquisition, the company recorded the Bishop trademark as an indefinite-lived intangible asset with a value of $1.2 million. During the second quarter of fiscal 2005, the company made the decision to begin phasing out this trademark over the next two and one-half years in favor of its more established Mrs. Freshley’s trademark. As a result of this decision, the company reclassed this trademark from an indefinite-lived intangible to a definite-lived intangible and began amortizing the trademark for a period of two and one-half years.
5. NEW ACCOUNTING PRONOUNCEMENTS
     Stock Based Compensation. As discussed in Note 1, in December 2004, the FASB issued SFAS 123R, which requires the value of employee stock options and similar awards be expensed. The company intends to adopt the standard on January 1, 2006, and apply the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. See the SFAS 123 pro forma disclosure in Note 1 for the effect that currently outstanding stock options would have on the company’s results of operations.
     Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance SFAS 109, which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The company expects the application of FSP 109-1 to reduce its effective tax rate approximately 0.5% for fiscal year 2005.
     Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The company is currently evaluating the effect of this statement, but we do not expect it to have a material effect on our results of operations, financial condition or cash flows.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections for the company’s fiscal year 2006 beginning on January 1, 2006.
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
     As of July 16, 2005, the company’s hedge portfolio contained commodity derivatives with a fair value of $(0.5) million, which is recorded in other current and long-term liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 16, 2005 or January 1, 2005 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt consisted of the following at July 16, 2005 and January 1, 2005 (amounts in thousands):

	JULY 16, 2005	JANUARY 1, 2005
Unsecured credit facility	$55,000	$—
Capital lease obligations	22,718	23,622
Other notes payable	3,823	4,043

	81,541	27,665
Less current maturities	3,893	5,087

Total long-term debt	$77,648	$22,578

     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 16, 2005 and January 1, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $55.0 million at July 16, 2005. These borrowings were used to fund the purchase of approximately 4.1 million shares of the company’s common stock. Subsequent to the end of the second quarter of fiscal 2005, the company repaid $10.0 million of these borrowings. There were no borrowings outstanding under the credit facility as of January 1, 2005.
     The company paid financing costs of $0.4 million in connection with its credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $22.5 million and $9.4 million as of July 16, 2005 and January 1, 2005, respectively.
8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”) but not a Special Purpose Entity and, under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of July 16, 2005, the company had assets relating to the VIE of $23.6 million or 2.8% of total assets, consisting primarily of $16.9 million of transportation equipment recorded as capital lease obligations. Sales of $3.4 million, or 0.9%, and income from continuing operations before income taxes and minority interest of $0.8 million, or 2.8%, were recorded for the twelve weeks ended July 16, 2005. Sales of $6.5 million, or 0.7%, and income from continuing operations before income taxes and minority interest of $1.2 million, or 1.9%, were recorded for the twenty-eight weeks ended July 16, 2005. As of January 1, 2005, the company had assets relating to the VIE of $22.6 million or 2.6% of total assets, consisting primarily of $16.2 million of transportation equipment recorded as capital lease obligations. Sales of $3.1 million, or 0.9%, and income from continuing operations before income taxes and minority interest of $0.3 million, or 1.3%, were recorded for the twelve weeks ended July 17, 2004. Sales of $6.1 million, or 0.7%, and income from continuing operations before income taxes and minority interest of $1.5 million, or 2.7%, were recorded for the twenty-eight weeks ended July 17, 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
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
10. EARNINGS PER SHARE
     On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and earnings per common share information have been restated for all prior periods presented giving retroactive effect to the stock split.
     The following table calculates basic earnings per common share and diluted earnings per common share at July 16, 2005 and July 17, 2004 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
Basic Earnings Per Common Share:
Income from continuing operations	$17,657	$14,958	$37,654	$32,168

Basic weighted average shares outstanding	60,937	65,984	62,634	66,270

Basic earnings per common share	$0.29	$0.23	$0.60	$0.48

Diluted Earnings Per Common Share:
Income from continuing operations	$17,657	$14,958	$37,654	$32,168

Basic weighted average shares outstanding	60,937	65,984	62,634	66,270
Add: Shares of common stock assumed issued upon exercise of stock options	1,768	1,584	1,854	1,662
Add: Shares of common stock assumed upon contingent stock agreement	—	1	—	—

Diluted weighted average shares outstanding	62,705	67,569	64,488	67,932

Diluted earnings per common share	$0.28	$0.22	$0.58	$0.47

     No options were antidilutive or excluded for any period presented.
11. STOCK BASED COMPENSATION
Stock Incentive Plans
     Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (“EPIP”), the compensation committee of the Board of Directors is authorized to grant stock options, restricted stock, deferred stock and performance stock and performance units to eligible employees and non-employee directors up to 9,750,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally vest and are exercisable four years from the date of grant or upon a change in control of the company. Non-employee director options generally vest and are exercisable one year from the date of grant. Upon exercise the optionees are required to pay the market value of the underlying shares, determined as of the grant date. On April 6, 2005, 2,694,450 employee stock options vested with an exercise price of $6.32. As of July 16, 2005, there were 1,629,243 options outstanding with an exercise price of $6.32. Also outstanding as of July 16, 2005 were 2,073,338 options outstanding with an exercise price of $14.01, which will vest in July 2007.
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The value of the restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.2 million in compensation expense during the twelve and twenty-eight weeks ended July 16, 2005, respectively, related to this restricted stock.
     During the second quarter of fiscal 2005, the first quarter of fiscal 2005 and the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 29,340 shares, 1,404 shares and 20,280 shares, respectively, of restricted stock. The value of the restricted shares on the date of grant was approximately $1.0 million. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 and $0.3 million in compensation expense during the twelve and twenty-eight weeks ended July 16, 2005, respectively, related to this restricted stock.

Stock Appreciation Rights Plan
     The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On April 6, 2005, 978,371 rights vested, resulting in cash payments totaling $13.4 million. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. The company recorded $1.4 million and $1.1 million in compensation expense related to these rights during the twelve weeks ended July 16, 2005 and July 17, 2004, respectively. The company recorded $0.8 million and $2.2 million in compensation expense related to these rights during the twenty-eight weeks ended July 16, 2005 and July 17, 2004, respectively.
     The company allows non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. The company recorded $0.6 million and an immaterial amount in compensation expense related to these rights during the twelve weeks ended July 16, 2005 and July 17, 2004, respectively. The company recorded $0.5 million and $0.1 million in compensation expense related to these rights during the twenty-eight weeks ended July 16, 2005 and July 17, 2004, respectively.
12. DEFINED AND POST-RETIREMENT BENEFIT PLANS
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 16, 2005 and July 17, 2004, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.
     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the impact of future contributions. The company did not make a contribution during the second quarter of fiscal 2005 and does not intend to make further contributions to the pension plan during the remainder of fiscal 2005.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
Service cost	$1,444	$1,393	$3,370	$3,251
Interest cost	3,698	3,546	8,628	8,277
Expected return on plan assets	(4,220)	(3,497)	(9,846)	(8,159)
Amortization of prior service cost	11	12	25	27
Amortization of net loss	460	611	1,074	1,427

Total net periodic benefit costs	$1,393	$2,065	$3,251	$4,823

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

     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
Service cost	$62	$57	$146	$132
Interest cost	80	74	186	172
Amortization of prior service cost	77	77	179	179

Total net periodic benefit costs	$219	$208	$511	$483

13. SEGMENT REPORTING
     Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. During the fourth quarter of fiscal 2004, Flowers Specialty’s Birmingham, Alabama production facility was transferred to Flowers Bakeries. All prior period segment information has been restated to reflect this transfer. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Historically, the company has included the difference between actual and budgeted flour cost in Unallocated Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest in the table below. Effective the first quarter of fiscal 2005, the company recorded this activity in the results of each of its operating segments. Prior period information has not been restated to reflect this change. During the twelve weeks ended July 16, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $1.3 million and $0.1 million, respectively. During the twenty-eight weeks ended July 16, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $4.6 million and $0.5 million, respectively. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
SALES:
Flowers Bakeries	$325,127	$285,062	$727,700	$642,208
Flowers Specialty	97,850	86,625	223,756	201,617
Eliminations: Sales from Flowers Specialty To Flowers Bakeries	(12,479)	(11,001)	(29,019)	(25,300)
Sales from Flowers Bakeries To Flowers Specialty	(5,198)	—	(11,097)	—

	$405,300	$360,686	$911,340	$818,525

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,627	$10,118	$25,020	$23,463
Flowers Specialty	2,752	2,601	6,095	6,186
Unallocated	48	(122)	52	(150)

	$13,427	$12,597	$31,167	$29,499

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST:
Flowers Bakeries	$28,651	$25,452	$58,262	$55,456
Flowers Specialty	5,967	3,062	15,551	9,585
Unallocated	(6,689)	(5,785)	(14,339)	(15,863)
Interest income, net	1,396	1,916	3,493	4,593

	$29,325	$24,645	$62,967	$53,771

14. ACQUISITIONS
     On July 6, 2005, the company announced that it had entered a contract to acquire Royal Cake Company, a Winston-Salem, North Carolina-based bakery currently operating under Chapter 11 of the United States Bankruptcy Code. The contract has been approved by the bankruptcy court and the company expects the transaction to close during the company’s third quarter of fiscal 2005.
     On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 16, 2005 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended January 1, 2005, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion. There have been no material changes to the company’s critical accounting policies since January 1, 2005.
MATTERS AFFECTING ANALYSIS:
     On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight week periods ended July 16, 2005 and July 17, 2004, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2005	JULY 17, 2004	JULY 16, 2005	JULY 17, 2004
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	50.03	49.55	50.04	49.91
Selling, marketing and administrative expenses	39.83	39.76	40.10	40.30
Depreciation and amortization	3.31	3.49	3.42	3.60
Interest income, net	(0.34)	(0.53)	(0.38)	(0.56)
Income from continuing operations before income taxes and minority interest	7.24	6.83	6.90	6.57
Income tax expense	2.68	2.60	2.65	2.46
Minority interest in variable interest entity	(0.20)	(0.08)	(0.13)	(0.18)
Discontinued operations	—	—	—	(0.43)
Net income	4.36%	4.15%	4.12%	3.50%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 16, 2005 COMPARED TO TWELVE WEEKS ENDED JULY 17, 2004
     Sales. For the second quarter of fiscal 2005, sales were $405.3 million, or 12.4% higher than sales in the comparable quarter of the prior year, which were $360.7 million. Of the increase, favorable product mix shifts and increased volume contributed 9.6%, while price increases contributed 2.8%. The 9.6% increase in mix and volume resulted from growth in the company’s core business of 6.7%, the expansion of the company’s DSD system into new markets and new products, which contributed 1.0% and the September 2004 acquisition in Texas, which contributed 1.9%. Branded retail sales represented approximately 51% of total sales. These sales, driven by the company’s Nature’s Own products, increased 12.9% due to increases in volume and pricing. Store branded retail sales represented approximately 12% of total sales and increased 11.1% due to volume and price increases. Foodservice and other sales represented approximately 37% of total sales and were up 12.0% over the second quarter of fiscal 2004 due primarily to price increases and favorable product mix shifts.

     Flowers Bakeries’ sales for the second quarter of fiscal 2005 were $319.9 million, or 12.2% higher than sales in the comparable quarter of the prior year, which were $285.1 million. Of the increase, favorable product mix shifts and increased volume contributed 10.6%, while price increases contributed 1.6%. 2.4% of the mix and volume increase is related to the September 2004 acquisition in Texas. Branded retail sales represented approximately 58% of total sales. These sales, driven by the company’s Nature’s Own products, increased 10.5% due primarily to increased volume. Store branded retail sales represented approximately 13% of total sales and increased 12.6% primarily due to increased volume. Foodservice and other sales represented approximately 29% of total sales and were up 15.9% over the second quarter of fiscal 2004 primarily due to volume increases and, to a lesser extent, price increases.
     Flowers Specialty’s sales for the second quarter of fiscal 2005 were $85.4 million, or 12.9% higher than sales in the comparable quarter of the prior year, which were $75.6 million. Of the increase, favorable product mix shifts and volume contributed 4.5%, while price increases contributed 8.4%. Branded retail sales represented approximately 24% of total sales and were up 42.4% over the second quarter of fiscal 2004. The increase was primarily due to volume increases and favorable pricing. Store branded retail sales represented approximately 7% of total sales and increased 1.8% due to favorable pricing and mix shifts, partially offset by decreased volume. Foodservice and other sales (which include contract production and vending) represented approximately 69% of total sales and were up 6.5% over the second quarter of fiscal 2004 due to favorable pricing and product mix shifts, partially offset by decreased volume. Flowers Specialty recorded sales of approximately $2.7 million in the second quarter of fiscal 2005 relating to the introduction in the first quarter of fiscal 2005 of a new product by a foodservice customer.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the second quarter of fiscal 2005 was $202.8 million, or 13.5% higher than gross margin reported for the same period in the prior year of $178.7 million. As a percent of sales, gross margin increased to 50.0% as compared to 49.6% in the first quarter of fiscal 2004. This increase was primarily attributable to increased sales and lower ingredient costs, partially offset by higher packaging and utility costs. Although flour costs were higher, the decrease in the costs of eggs, shortening, sweeteners and cocoa offset the higher flour costs.
     Flowers Bakeries’ gross margin decreased to 55.4% of sales for the second quarter of fiscal 2005, compared to 55.6% of sales for the same period in the prior year. This decrease was primarily due to cost increases related to labor, packaging and utilities, partially offset by increased sales. Historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change in the second quarter of fiscal 2005 was to reduce gross margin at Flowers Bakeries 0.4%.
     Flowers Specialty’s gross margin increased to 30.1% of sales for the second quarter of fiscal 2005, compared to 26.8% of sales for the same period in the prior year. This increase was primarily attributable to higher sales and lower ingredient, labor and inbound freight costs. The lower ingredient costs were primarily attributable to decreases in the costs of eggs, sweetener, mix and cocoa. These positive items were partially offset by increased repairs and maintenance and outside purchases resulting from capacity shortages.
     Selling, Marketing and Administrative Expenses. For the second quarter of fiscal 2005, selling, marketing and administrative expenses were $161.4 million, or 39.8% of sales as compared to $143.4 million, or 39.8% of sales reported for the second quarter of fiscal 2004.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $137.8 million, or 43.1% of sales during the second quarter of fiscal 2005, as compared to $123.0 million, or 43.2% of sales during the same period in the prior year. The decrease as a percent of sales was primarily due to increased sales and a $1.4 million settlement received as part of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities. These positive items were partially offset by increased labor and distribution costs.
     Flowers Specialty’s selling, marketing and administrative expenses were $17.0 million, or 19.9% of sales during the second quarter of fiscal 2005, as compared to $14.6 million, or 19.4% of sales during the same period in the prior year. The increase as a percent of sales was primarily attributable to higher distribution costs, partially offset by increased sales and reduced labor costs. Flowers Specialty’s portion of the class action lawsuit settlement discussed above was $0.1 million.
     Depreciation and Amortization. Depreciation and amortization expense was $13.4 million for the second quarter of fiscal 2005, an increase of 6.6% from the prior year, which was $12.6 million.

      Flowers Bakeries’ depreciation and amortization expense increased to $10.6 million for the second quarter of fiscal 2005 from $10.1 million in the prior year. This increase was primarily the result of increased depreciation expense of $0.5 million due to recent capital expenditures.
      Flowers Specialty’s depreciation and amortization expense of $2.7 million remained relatively unchanged in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.
      Net Interest Income. For the second quarter of fiscal 2005, net interest income was $1.4 million, a decrease of $0.5 million from the prior year, which was $1.9 million. The decrease was primarily related to an increase in interest expense due to borrowings under the company’s credit facility to fund two large stock repurchases discussed below under Liquidity and Capital Resources.
      Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the second quarter of fiscal 2005 was $29.3 million, an increase of $4.7 million from the $24.6 million reported for the prior year.
      The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $3.2 million and Flowers Specialty of $2.9 million. Partially offsetting these positive items was an increase in unallocated corporate expenses of $0.9 million and a decrease in net interest income of $0.5 million. The increase at Flowers Bakeries was primarily attributable to higher sales, lower advertising costs and the class action lawsuit settlement discussed above. The improvement at Flowers Specialty was primarily due to increased sales and lower ingredient and labor costs. The increase in unallocated corporate expenses was primarily the result of increased employee related costs. The decrease in net interest income is due to an increase in interest expense as a result of borrowings under the company’s credit facility to fund two large stock repurchases.
      Income Taxes. The effective tax rate for the second quarter of fiscal 2005 was 37.0% compared to 38.0% in the second quarter of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes and non-taxable earnings of a consolidated variable interest entity. The company expects a decrease in its effective tax rate for fiscal 2005 due to the American Jobs Creation Act of 2004.
      Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues.
TWENTY-EIGHT WEEKS ENDED JULY 16, 2005 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 17, 2004
      Sales. For the twenty-eight weeks ended July 16, 2005 sales were $911.3 million, or 11.3% higher than sales for the same period of the prior year, which were $818.5 million. Of the increase, favorable product mix shifts and increased volume contributed 7.6%, while price increases contributed 3.7%. The 7.6% increase in mix and volume resulted from growth in the company’s core business of 4.6%, the expansion of the company’s DSD system into new markets and new products, which contributed 0.9% and the September 2004 acquisition in Texas, which contributed 2.1%. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s Nature’s Own products, increased 10.0% due to increases in volume and pricing. Store branded retail sales represented approximately 11% of total sales and increased 6.2% due to volume and price increases. Foodservice and other sales represented approximately 39% of total sales and were up 14.6% over the same period of fiscal 2004 primarily due to price increases and, to a lesser extent, volume increases.
      Flowers Bakeries’ sales for the twenty-eight weeks ended July 16, 2005 were $716.6 million, or 11.6% higher than sales in the comparable period of the prior year, which were $642.2 million. Of the increase, favorable product mix shifts and increased volume contributed 8.8%, while price increases contributed 2.8%. 2.7% of the mix and volume increase is related to the September 2004 acquisition in Texas. Branded retail sales represented approximately 58% of total sales. These sales, driven by the company’s Nature’s Own products, increased 8.8% due to increases in volume and, to a lesser extent, price increases. Store branded retail sales represented approximately 12% of total sales and increased 8.8% primarily due to increased volume. Foodservice and other sales represented approximately 30% of total sales and were up 18.7% over the comparable period of fiscal 2004 primarily due to volume increases and, to a lesser extent, price increases.
      Flowers Specialty’s sales for the twenty-eight weeks ended July 16, 2005 were $194.7 million, or 10.4% higher than sales in the comparable period of the prior year, which were $176.3 million. Of the increase, favorable product mix shifts and volume contributed

3.5%, while price increases contributed 6.9%. Branded retail sales represented approximately 22% of total sales and were up 24.2% over the same period of the prior year. Favorable pricing, positive mix shifts and increased volume all contributed to the increase. Store branded retail sales represented approximately 6% of total sales and decreased 8.9% primarily due to decreased volume. Foodservice and other sales (which include contract production and vending) represented approximately 72% of total sales and were up 8.8% over the comparable period of fiscal 2004 due to favorable pricing and product mix shifts, partially offset by decreased volume. Flowers Specialty recorded sales of approximately $9.0 million in the twenty-eight weeks of fiscal 2005 relating to the introduction of a new product in the first quarter of fiscal 2005 by a foodservice customer. Although the company believes sales of this product to the customer will continue, the company cannot guarantee this level of sales on an on-going basis.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twenty-eight weeks of fiscal 2005 was $456.1 million, or 11.6% higher than gross margin reported for the same period in the prior year of $408.5 million. As a percent of sales, gross margin remained relatively unchanged at 50.0% as compared to the twenty-eight weeks of fiscal 2004. While sales were higher and ingredients costs lower, these positive items were offset by higher energy and packaging costs and start-up costs associated with a new bread line at the company’s Denton, Texas facility. Although flour costs were higher, the decrease in the costs of eggs, shortening, sweeteners and cocoa offset the higher flour costs.
     Flowers Bakeries’ gross margin decreased to 55.3% of sales for the twenty-eight weeks of fiscal 2005, compared to 56.1% of sales for the same period of fiscal 2004. This decrease was primarily the result of increased ingredient, labor, packaging and utility costs and start-up costs associated with a new bread line at the company’s Denton, Texas facility. These negative items were partially offset by increased sales. As discussed above, historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change for the twenty-eight weeks of fiscal 2005 was to reduce gross margin at Flowers Bakeries 0.6%.
     Flowers Specialty’s gross margin increased to 30.7% of sales for the twenty-eight weeks of fiscal 2005, compared to 27.7% of sales for same period of fiscal 2004. This increase was primarily attributable to higher sales and lower ingredient, labor and inbound freight costs. The lower ingredient costs were primarily attributable to decreases in the costs of eggs, sweetener, mix and cocoa. These positive items were partially offset by increased repairs and maintenance and outside purchases resulting from capacity shortages.
     Selling, Marketing and Administrative Expenses. For the twenty-eight weeks of fiscal 2005, selling, marketing and administrative expenses were $365.4 million, or 40.1% of sales as compared to $329.8 million, or 40.3% of sales reported for the same period of fiscal 2004.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $312.9 million, or 43.7% of sales during the twenty-eight weeks of fiscal 2005, as compared to $281.6 million, or 43.8% of sales during the same period of fiscal 2004. The decrease as a percent of sales was primarily due to increased sales, the class action lawsuit settlement discussed above and lower stock compensation and advertising costs. These positive items were partially offset by increased labor and distribution costs associated with geographic expansion of the company’s DSD system. The decrease in advertising costs was the result of the company’s decision to delay, not cancel, certain advertising originally planned for the first quarter of fiscal 2005.
     Flowers Specialty’s selling, marketing and administrative expenses were $38.2 million, or 19.6% of sales during the twenty-eight weeks of fiscal 2005, as compared to $33.1 million, or 18.8% of sales during the same period of fiscal 2004. The increase as a percent of sales was primarily attributable to higher distribution and bad debt expenses, partially offset by increased sales and lower labor costs. The bankruptcy of two smaller customers during the first quarter of fiscal 2005 contributed to the increased bad debt expenses.
     Depreciation and Amortization. Depreciation and amortization expense was $31.2 million for the twenty-eight weeks of fiscal 2005, an increase of 5.7% from the same period of fiscal 2004, which was $29.5 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $25.0 million for the twenty-eight weeks of fiscal 2005 from $23.5 million in the same period of fiscal 2004. This increase was primarily the result of increased depreciation expense of $1.5 million due to recent capital expenditures.
     Flowers Specialty’s depreciation and amortization expense of $6.1 million remained relatively unchanged for the twenty-eight weeks of fiscal 2005, as compared to the same period of fiscal 2004.

     Net Interest Income. For the twenty-eight weeks of fiscal 2005, net interest income was $3.5 million, a decrease of $1.1 million from the same period of fiscal 2004, which was $4.6 million. The decrease was primarily related to an increase in interest expense of $1.3 million as a result of interest paid as part of a state tax audit discussed below under Income Taxes and an increase in interest expense due to borrowings under the company’s credit facility to fund two large stock repurchases discussed below under Liquidity and Capital Resources.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the twenty-eight weeks of fiscal 2005 was $63.0 million, an increase of $9.2 million from the $53.8 million reported for the same period of fiscal 2004.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $2.8 million, Flowers Specialty of $6.0 million and a decrease of $1.5 million in unallocated corporate expenses. Partially offsetting these positive items was a decrease in net interest income of $1.1 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower advertising and stock compensation costs and the class action lawsuit settlement discussed above. These positive items were partially offset by increased labor and utility costs and the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs discussed above. The increase at Flowers Specialty was primarily attributable to higher sales and lower ingredient costs, partially offset by higher distribution and bad debt expenses. The decrease in unallocated corporate expenses was primarily due to the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs as discussed above and lower employee related costs. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the twenty-eight weeks of fiscal 2005 was 38.3% compared to 37.5% in the same period of fiscal 2004. The primary difference is due to an additional $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter of fiscal 2005 based on the estimated outcome of a state tax audit that began in the first quarter (see Net Interest Income for the interest effect of the audit). This increase was partially offset by benefits associated with provisions of the American Jobs Creation Act of 2004. The company estimates an effective rate for the year of 38.0% excluding the effects of the state tax audit. The difference in the effective rate and the statutory rate is primarily due to state income taxes and non-taxable earnings of a consolidated variable interest entity.
     Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues.
     Discontinued Operations. During the twenty-eight weeks of fiscal 2005, the company did not record any transactions relating to discontinued operations. Subsequent to the sale of the Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, the company paid various expenses related to its operation of the Mrs. Smith’s Bakeries business, no single one of which was material to the results of operations or financial condition of the company. During the first quarter of fiscal 2004, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business. This was the only activity relating to discontinued operations during the twenty-eight weeks of fiscal 2004.
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

Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $15.4 million at July 16, 2005 from $47.5 million at January 1, 2005. The decrease resulted from $15.5 million and $46.4 million disbursed for investing activities and financing activities, respectively, partially offset by $29.8 million provided by operating activities.
     Net cash of $29.8 million provided by operating activities during the twenty-eight weeks ended July 16, 2005 consisted primarily of $37.7 million in net income, adjusted for certain non-cash items of $56.5 million. These positive items were partially offset by cash disbursed for working capital and other activities of $64.4 million. The net cash disbursed for working capital and other activities was primarily a result of a pension contribution of $25.0 million.
     Net cash disbursed for investing activities during the twenty-eight weeks ended July 16, 2005 of $15.5 million consisted primarily of capital expenditures of $17.0 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $14.3 million and $2.1 million, respectively.
     Net cash disbursed for financing activities of $46.4 million during the twenty-eight weeks ended July 16, 2005 consisted primarily of stock repurchases and dividends paid of $107.3 million and $11.5 million, respectively, partially offset by borrowings of $79.0 million under the company’s credit facility to fund two large stock repurchases discussed below and proceeds of $5.5 million from the exercise of stock options. During the second quarter of fiscal 2005, $24.0 million of the borrowings were repaid.
Credit Facility
     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 16, 2005 and January 1, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $55.0 million at July 16, 2005. These borrowings were used to fund the purchase of approximately 4.1 million shares of the company’s common stock. Subsequent to the end of the second quarter of fiscal 2005, the company repaid $10.0 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2005 repay a portion or all of these borrowings.
     The company paid financing costs of $0.4 million in connection with the credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     The company’s credit rating by Standard and Poor’s as of July 16, 2005 was BBB-. The company’s credit rating by Fitch Ratings as of July 16, 2005 was BBB-. The company’s credit rating by Moody’s Investor Service as of July 16, 2005 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.

Uses of Cash
     On June 3, 2005, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock that was paid on July 1, 2005 to shareholders of record on June 17, 2005. This dividend payment was $6.2 million, bringing dividends paid to $11.5 million for the twenty-eight weeks ended July 16, 2005.
     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was funded from the company’s internally generated funds and is tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contribution in order to reduce the impact of future contributions. The company did not make a contribution during the second quarter of fiscal 2005 and does not intend to make further contributions to the pension plan during the remainder of fiscal 2005. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 11.3 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the second quarter of fiscal 2005, 1,256,922 shares at a cost of $28.3 million were purchased under the plan. During the twenty-eight weeks ended July 16, 2005, 5,326,680 shares at a cost of $107.3 million were purchased under the plan. From the inception of the plan through July 16, 2005, 8,801,470 shares at a cost of $166.4 million have been purchased under the plan. Included in the stock repurchases during the twenty-eight weeks ended July 16, 2005 are 3.2 million shares purchased during the first quarter of fiscal 2005 from an institutional holder valued at $59.5 million and 0.9 million shares purchased during the second quarter of fiscal 2005 from an individual holder valued at $20.5 million. The company drew upon its $150.0 million credit facility to fund these purchases.
     During the first quarter of fiscal 2005, the company paid $13.4 million and $11.7 million associated with a stock appreciation rights award and fiscal 2004 bonuses, respectively.
     The company has experienced minimal federal cash tax payments since 1999 due primarily to net operating loss carryovers. However, beginning in the first quarter of fiscal 2005 the company began to make estimated federal tax payments as the net operating loss carryovers had been fully utilized and these payments have totaled $11.8 million for the twenty-eight weeks ended July 16, 2005. These tax payments were funded through cash flows from operations.
NEW ACCOUNTING PRONOUNCEMENTS:
     Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed. On April 14, 2005, the SEC approved a new rule applicable to public companies that delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R will be effective for annual periods that begin after June 15, 2005, which will be the company’s fiscal year 2006 beginning on January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt SFAS 123R on January 1, 2006 and apply the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. See the SFAS 123 pro forma disclosure in Note 1 for the effect that currently outstanding stock options would have on the company’s results of operations.
     Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance SFAS 109, which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The company expects the application of FSP 109-1 to reduce its effective tax rate approximately 0.5% for fiscal year 2005.
     Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The company is currently evaluating the effect of this statement, but we do not expect it to have a material effect on our results of operations, financial condition or cash flows.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections for the company’s fiscal year 2006 beginning on January 1, 2006.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At July 16, 2005, the fair market value of the company’s commodity derivative portfolio was $(0.5) million. Of this fair value, $2.1 million is based on quoted market prices and $(2.6) million is based on models and other valuation methods. $2.1 million, $(0.9) million and $(1.7) million of this fair value relates to instruments that will be utilized in fiscal 2005, 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of July 16, 2005, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have an $6.2 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
INTEREST RATE RISK
     As of July 16, 2005, the company had no interest rate hedging agreements outstanding.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 16, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
      The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition or the competitive position of the company. The company is currently in substantial compliance with all material environmental regulations affecting the company and its properties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 11.3 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the second quarter of fiscal 2005 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
April 24, 2005 – May 21, 2005	75	$19.73	75	3,632
May 22, 2005 – June 18, 2005	252	$22.39	252	3,380
June 19, 2005 – July 16, 2005	930	$22.81	930	2,450

Total	1,257	$22.54	1,257

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The company’s Annual Meeting of Shareholders was held on June 3, 2005 in Thomasville, Georgia for the following purposes and with the following voting results:
(1)	To elect four nominees as directors of the company to serve for a term of three years and to elect two nominees as directors of the company to serve for a term of two years:

			Broker Non-
Class I Directors:	For	Withheld	Votes
Benjamin H. Griswold IV	36,762,134	672,674	—
Joseph L. Lanier, Jr.	31,053,020	6,381,788	—
Jackie M. Ward	30,919,159	6,515,649	—
C. Martin Wood III	31,157,224	6,277,583	—

			Broker Non-
Class III Directors:	For	Withheld	Votes
Manuel A. Fernandez	36,768,785	666,023	—
Melvin T. Stith	31,147,688	6,287,119	—

(2)	To approve the company’s 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005:

For	26,150,903
Against	6,215,649
Abstain	62,388
Broker Non-Votes	0
(3)	To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent public accountants for Flowers Foods for the fiscal year ending December 31, 2005:

For	37,190,460
Against	205,178
Abstain	39,169
Broker Non-Votes	0
     All director-nominees received a plurality of votes cast in the election of directors. Class I director-nominees were elected to serve until 2008 and Class III director-nominees were elected to serve until the expiration of the term of their class in 2007. Proposals 2 and 3 received a majority of votes cast and passed.
     The number of shares shown above do not reflect the 3-for-2 stock split effective July 1, 2005, as the vote of security holders was held prior to that time.
ITEM 5. OTHER INFORMATION
     During the second quarter of fiscal 2005, the company purchased for cash a block of approximately 0.9 million shares of its common stock from an individual holder at $22.78 per share, or $20.5 million. The shares were purchased in accordance with the share repurchase plan discussed above in Item 2. To fund the purchase, the company drew upon its $150.0 million credit facility.
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

Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: August 25, 2005

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit
2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit
No.	Name of Exhibit
10.8-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10-	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11-	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.12-	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13-	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14-	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

*21-	Subsidiaries of Flowers Foods, Inc.

*31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended July 16, 2005.

*	Filed herewith