Form 10-Q
period 2005-10-08
FLOWERS FOODS INC
filed 2005-11-17
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 8, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 11, 2005
Common Stock, $.01 par value with
Preferred Share Purchase Rights	60,803,209

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER
PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of October 8, 2005 and January 1, 2005	5
Condensed Consolidated Statements of Income for the Twelve and Forty Weeks Ended October 8, 2005 and October 9, 2004	6
Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended October 8, 2005 and October 9, 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. Other Information
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28
SIGNATURES	29
EX-10.15 NINTH AMENDMENT TO THE FLOWERS FOODS,INC RETIREMENT PLAN NO.1
EX-21 SUBSIDIARIES OF FLOWERS FOODS, INC.
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32 SECTION 906, CERTIFICATION OF THE CEO AND CFO

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
     Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:
•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including weight loss trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	customer and consumer reaction to pricing actions;

•	existing or future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks that could adversely affect our business and our commodity and service costs; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions.

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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 8, 2005	JANUARY 1, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$11,447	$47,458

Accounts and notes receivable, net of allowances of $1,479 and $93, respectively	131,030	117,736

Inventories, net:
Raw materials	11,050	9,661
Packaging materials	9,697	8,321
Finished goods	23,328	18,484

	44,075	36,466

Spare parts and supplies	23,048	21,384

Deferred taxes	30,795	34,316

Other	18,319	12,532

	258,714	269,892

Net Property, Plant and Equipment	438,677	438,848

Notes Receivable	71,818	74,065

Assets Held for Sale — Distributor Routes	15,098	12,969

Other Assets	2,630	2,322

Goodwill	58,567	58,567

Other Intangible Assets, net	13,861	18,985

	$859,365	$875,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$2,910	$5,087
Accounts payable	85,638	73,902
Other accrued liabilities	72,259	112,033

	160,807	191,022

Long-Term Debt and Capital Leases	78,073	22,578

Other Liabilities:
Post-retirement/post-employment obligations	28,206	22,590
Deferred Taxes	40,051	42,171
Other	31,930	24,714

	100,187	89,475

Minority Interest in Variable Interest Entity	3,982	2,836

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued Preferred stock — $.01 par value, 900,000 authorized and none issued Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 45,185,121 shares issued, respectively	678	452
Treasury stock — 6,972,287 shares and 2,040,068 shares, respectively	(135,265)	(52,366)
Capital in excess of par value	474,937	484,476
Retained earnings	192,900	160,988
Unearned compensation	(1,122)	(1,103)
Accumulated other comprehensive loss	(15,812)	(22,710)

	516,316	569,737

	$859,365	$875,648

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8,	OCTOBER 9,	OCTOBER 8,	OCTOBER 9,
	2005	2004	2005	2004
Sales	$408,005	$371,351	$1,319,345	$1,189,876
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	205,955	186,574	661,230	596,602
Selling, marketing and administrative expenses	167,149	149,836	532,573	479,656
Depreciation and amortization	13,530	13,258	44,697	42,757

Income from continuing operations before interest, income taxes and minority interest	21,371	21,683	80,845	70,861
Interest income	(2,238)	(2,228)	(7,580)	(7,244)
Interest expense	755	85	2,604	508

Income from continuing operations before income taxes and minority interest	22,854	23,826	85,821	77,597
Income tax expense	8,257	9,158	32,370	29,295

Income from continuing operations before minority interest	14,597	14,668	53,451	48,302
Minority interest in variable interest entity	(1,125)	(39)	(2,325)	(1,505)

Income from continuing operations	13,472	14,629	51,126	46,797
Loss from discontinued operations, net of income tax benefit of $997 and $2,183, respectively	(1,627)	—	(1,627)	(3,486)

Net income	$11,845	$14,629	$49,499	$43,311

Net Income Per Common Share:
Basic:
Income from continuing operations	$0.22	$0.22	$0.82	$0.71
Loss from discontinued operations, net of income tax benefit	(0.03)	—	(0.03)	(0.05)

Net income per share	$0.19	$0.22	$0.79	$0.66

Weighted average shares outstanding	60,691	65,439	62,112	66,021

Diluted:
Income from continuing operations	$0.22	$0.22	$.80	$0.69
Loss from discontinued operations, net of income tax benefit	(0.03)	—	(0.03)	(0.05)

Net income per share	$0.19	$0.22	$0.77	$0.64

Weighted average shares outstanding	62,389	67,082	63,923	67,671

Cash dividends paid per common share	$0.10	$0.083	$0.283	$0.233

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$49,499	$43,311
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	625	5,099
Stock based compensation	3,534	2,765
Income tax benefit related to stock options exercised	10,863	—
Depreciation and amortization	44,697	42,757
Deferred income taxes	11,670	22,364
Reserve for distributor notes	837	—
Provision for inventory obsolescence	544	388
Allowances for accounts receivable	1,793	1,084
Minority interest in variable interest entity	2,325	1,505
Other	(103)	536
Changes in assets and liabilities:
Accounts and notes receivable, net	(11,450)	(19,512)
Inventories, net	(6,570)	(7,159)
Other assets	(13,054)	(7,000)
Pension contributions	(25,000)	(17,000)
Accounts payable and other accrued liabilities	(1,047)	13,610
Facility closing costs and severance	—	(4,489)

NET CASH PROVIDED BY OPERATING ACTIVITIES	69,163	78,259

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,670)	(40,008)
Proceeds from notes receivable	327	641
Acquisitions, net of cash acquired	(9,825)	(8,596)
Consolidation of variable interest entity	—	1,527
Other	(2,776)	279

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(43,944)	(46,157)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(17,587)	(15,369)
Exercise of stock options	6,168	815
Stock repurchases	(110,055)	(30,919)
Change in book overdraft	6,925	7,815
Proceeds from credit facility borrowing	117,000	—
Debt and capital lease obligation payments	(63,681)	(1,252)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(61,230)	(38,910)

Net decrease in cash and cash equivalents	(36,011)	(6,808)
Cash and cash equivalents at beginning of period	47,458	42,416

Cash and cash equivalents at end of period	$11,447	$35,608

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 8, 2005 and October 9, 2004 are not necessarily indicative of the results to be expected for a full year. The balance sheet at January 1, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
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
REPORTING PERIODS — Fiscal 2005 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2005 (sixteen weeks), second quarter ended July 16, 2005 (twelve weeks), third quarter ended October 8, 2005 (twelve weeks) and fourth quarter ending December 31, 2005 (twelve weeks).
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
SIGNIFICANT CUSTOMER — During the twelve weeks ended October 8, 2005, sales to the company’s largest customer, Wal-Mart/Sam’s Club, represented 18.3% of the consolidated company’s sales with 15.1% attributable to Flowers Bakeries and 3.2% attributable to Flowers Specialty. During the twelve weeks ended October 9, 2004, sales to this customer represented 16.0% of the consolidated company’s sales with 13.5% attributable to Flowers Bakeries and 2.5% attributable to Flowers Specialty. During the forty weeks ended October 8, 2005, sales to this customer represented 17.3% of the consolidated company’s sales with 14.5% attributable to Flowers Bakeries and 2.8% attributable to Flowers Specialty. During the forty weeks ended October 9, 2004, sales to this customer represented 15.5% of the consolidated company’s sales with 13.4% attributable to Flowers Bakeries and 2.1% attributable to Flowers Specialty.
STOCK BASED COMPENSATION — As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for stock options under the company’s plans are disclosed below.
     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Net income, as reported	$11,845	$14,629	$49,499	$43,311
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(375)	(879)	(1,546)	(2,940)

Pro forma net income	$11,470	$13,750	$47,953	$40,371

Basic net income per share
as reported	$0.19	$0.22	$0.79	$0.66
pro forma	$0.19	$0.21	$0.77	$0.61
Diluted net income per share
as reported	$0.19	$0.22	$0.77	$0.64
pro forma	$0.18	$0.20	$0.75	$0.60
     See Note 11 for discussion related to the company’s other stock-based compensation.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires that the value of employee stock options and similar awards be expensed. On April 14, 2005, the SEC approved a new rule applicable to public companies that delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R will be effective for annual periods that begin after June 15, 2005, which will be the company’s fiscal 2006 beginning January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at the fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company intends to adopt SFAS 123R on January 1, 2006 and apply the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods.
2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. The frozen dessert business sold to Schwan is presented as discontinued operations. Accordingly, certain costs are included in Loss from discontinued operations, net of income tax benefit in the Condensed Consolidated Statements of Income.
     In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to indemnify Schwan for certain customary matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain non-product liability claims were asserted by Schwan. These claims are not covered by the insurance policy and are the company’s responsibility. On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale. The terms of the settlement consisted of a payment by the company to Schwan of $2.0 million. The final settlement payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefit, are included in the caption, Loss from discontinued operations, net of income tax benefit, in the Condensed Consolidated Statements of Income for the twelve and forty weeks ended October 8, 2005. The other charges related to the Mrs. Smith’s business include an adjustment of $0.2 million, net of tax benefit relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Note 9.
     Subsequent to the sale, the company paid various other expenses related to its operation of the Mrs. Smith’s business, no single one of which was material to the financial condition or results of operations of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business. The balance of this reserve as of October 8, 2005 and January 1, 2005 was $1.2 million and $4.6 million, respectively.
     The company is currently under audit by the Internal Revenue Service (“IRS”) and is working to finalize the audit adjustments for tax years 2000 and 2001. Based on preliminary information we believe the finalization of such adjustments may result in the reversal of previously established tax reserves. Such reversals, if any, will be recorded as a component of discontinued operations in the period the IRS audit is finalized.
     There were no revenues or results of operations recorded for the discontinued operations in the twelve or forty weeks ended October 8, 2005 and October 9, 2004.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $13.6 million and $56.4 million for the twelve and forty weeks ended October 8, 2005, respectively. Total comprehensive income was $12.2 million and $36.9 million for the twelve and forty weeks ended October 9, 2004, respectively.
     During the forty weeks ended October 8, 2005, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2005
Accumulated other comprehensive loss, January 1, 2005	$22,710
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $6	9
Reclassified to earnings (materials, labor and other production costs), net of income tax benefit of $(192)	(306)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of $(4,133)	(6,601)

Accumulated other comprehensive loss, October 8, 2005	$15,812

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     There were no changes in the carrying amount of goodwill for the forty weeks ended October 8, 2005. The balances by business segment are as follows (amounts in thousands):

Flowers Bakeries	$54,891
Flowers Specialty	3,676

Total	$58,567

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer lists and non-compete agreements, for the forty weeks ended October 8, 2005 are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of January 1, 2005	$13,015	$5,970	$18,985
Amortization expense	(246)	(568)	(814)
Reclassification	(318)	—	(318)
Purchase price adjustment	(3,992)	—	(3,992)

Balance as of October 8, 2005	$8,459	$5,402	$13,861

     The reclassification relates to a prepaid consulting agreement entered into as part of an acquisition that the company has reclassified as an other long-term asset rather than an intangible asset. The company has and will continue to amortize this agreement over the life of the agreement.
     The purchase price adjustment relates to the company’s acquisition in September of 2004 of the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group that also included a list of associated private label and foodservice customers. During the second quarter of fiscal 2005, the appraisal related to this acquisition was finalized. As a result of the final valuation of the assets, an adjustment was necessary to the amount allocated to the customer list. The appraised value of the assets acquired was greater than the purchase price of this acquisition, therefore there was no goodwill recorded.
     On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company from Kellogg Company. As part of this acquisition, the company recorded the Bishop trademark as an indefinite-lived intangible asset with a value of $1.2 million. During the second quarter of fiscal 2005, the company made the decision to begin phasing out this trademark over the next two and one-half years in favor of its more established Mrs. Freshley’s trademark. As a result of this decision, the company reclassed this trademark from an indefinite-lived intangible to a definite-lived intangible and during the second quarter of fiscal 2005 began amortizing the trademark for a period of two and one-half years.
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
     Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The company expects the application of FSP 109-1 to reduce its effective tax rate approximately 0.5% for fiscal year 2005.

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
     As of October 8, 2005, the company’s hedge portfolio contained commodity derivatives with a fair value of $1.9 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 8, 2005 or January 1, 2005 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt consisted of the following at October 8, 2005 and January 1, 2005 (amounts in thousands):

	OCTOBER 8, 2005	JANUARY 1, 2005
Unsecured credit facility	$52,000	$—
Capital lease obligations	25,237	23,622
Other notes payable	3,746	4,043

	80,983	27,665
Less current maturities	2,910	5,087

Total long-term debt	$78,073	$22,578

     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 8, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $52.0 million at October 8, 2005. These borrowings were used to fund the purchase of approximately 4.1 million shares of the company’s common stock. Subsequent to the end of the third quarter of fiscal 2005, the company repaid $4.0 million of these borrowings. There were no borrowings outstanding under the credit facility as of January 1, 2005.
     The company paid financing costs of $0.4 million in connection with its credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $16.3 million and $9.4 million as of October 8, 2005 and January 1, 2005, respectively.
8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”) but not a Special Purpose Entity and, under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. As of October 8, 2005, the company had assets relating to the VIE of $26.7 million or 3.1% of total assets, consisting primarily of $20.1 million of transportation equipment recorded as capital lease obligations. Sales of $2.9 million, or 0.7%, and income from continuing operations before income taxes and minority interest of $1.1 million, or 4.9%, were recorded for the twelve weeks ended October 8, 2005. Sales of $9.4 million, or 0.7%, and income from continuing operations before income taxes and minority interest of $2.3 million, or 2.7%, were recorded for the forty weeks ended October 8, 2005. As of January 1, 2005, the company had assets relating to the VIE of $22.6 million or 2.6% of total assets, consisting primarily of $16.2 million of transportation equipment recorded as capital lease obligations. Sales of $3.1 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $0.1 million, or 0.2%, were recorded for the twelve weeks ended October 9, 2004. Sales of $9.2 million, or 0.8%, and income from continuing operations before income taxes and minority interest of $1.5 million, or 1.9%, were recorded for the forty weeks ended October 9, 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
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
     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit, were recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations. Additional costs of

$0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement.
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
     The following table calculates basic earnings per common share and diluted earnings per common share at October 8, 2005 and October 9, 2004 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
Basic Earnings Per Common Share:
Income from continuing operations	$13,472	$14,629	$51,126	$46,797

Basic weighted average shares outstanding	60,691	65,439	62,112	66,021

Basic earnings per common share	$0.22	$0.22	$0.82	$0.71

Diluted Earnings Per Common Share:
Income from continuing operations	$13,472	$14,629	$51,126	$46,797

Basic weighted average shares outstanding	60,691	65,439	62,112	66,021
Add: Shares of common stock assumed issued upon exercise of stock options	1,698	1,640	1,811	1,648
Add: Shares of common stock assumed upon contingent stock agreement	—	3	—	2

Diluted weighted average shares outstanding	62,389	67,082	63,923	67,671

Diluted earnings per common share	$0.22	$0.22	$0.80	$0.69

     No options were antidilutive or excluded for any period presented.
11. STOCK BASED COMPENSATION
Stock Incentive Plans
     Under the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (“EPIP”), the compensation committee of the Board of Directors is authorized to grant stock options, restricted stock, deferred stock and performance stock and performance units to eligible employees and non-employee directors up to 9,750,000 shares of common stock. No option under this plan may be exercised later than ten years after the date of the grant. Employee options generally vest and are exercisable four years from the date of grant or upon a change in control of the company. Non-employee director options generally vest and are exercisable one year from the date of grant. Upon exercise the optionees are required to pay the market value of the underlying shares, determined as of the grant date. On April 6, 2005, 2,694,450 employee stock options vested with an exercise price of $6.32. As of October 8, 2005, there were 1,276,318 options outstanding with an exercise price of $6.32. Also outstanding as of October 8, 2005 were 2,073,338 options outstanding with an exercise price of $14.01, which will vest in July 2007.
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.3 million in compensation expense during the twelve and forty weeks ended October 8, 2005, respectively, related to this restricted stock.
     During the second quarter of fiscal 2005, the first quarter of fiscal 2005 and the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 29,340 shares, 1,404 shares and 20,280 shares, respectively, of restricted stock. The value of these restricted shares on the date of grant was approximately $1.0 million. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 and $0.4 million in compensation expense during the twelve and forty weeks ended October 8, 2005, respectively, related to this restricted stock.
Stock Appreciation Rights Plan
     The company periodically awards stock appreciation rights (“rights”) to certain key employees. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On April 6, 2005, 978,371 rights vested, resulting in cash payments totaling $13.4 million. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. The company recorded $1.1 million and $0.2 million in compensation expense related to outstanding rights during the twelve weeks ended October 8, 2005 and October 9, 2004, respectively. The company recorded $1.9 million and $2.4 million in compensation expense related to outstanding rights during the forty weeks ended October 8, 2005 and October 9, 2004, respectively.
     The company allows non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over ten years. The company is required to recognize compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. The company recorded $0.4 million and $(0.06) million in compensation expense related to these rights during the twelve weeks ended October 8, 2005 and October 9, 2004, respectively. The company recorded $0.9 million and $(0.3) million in compensation expense related to these rights during the forty weeks ended October 8, 2005 and October 9, 2004, respectively.
12. DEFINED AND POST-RETIREMENT BENEFIT PLANS
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 8, 2005, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also has an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan are reduced by benefits provided under the defined benefit pension plan. The company uses a September 30 measurement date for its plans.
     During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006. As a result of the curtailment, a charge of $0.2 million was recorded in the third quarter of fiscal 2005 due to accelerated recognition of prior service costs. The company expects a pension credit of approximately $0.7 million for fiscal 2006 compared to projected fiscal 2005 pension expense of $6.0 million. This decrease in pension expense will be partially offset by increased company contributions to the 401(k) plan, as the company will increase its contribution from 2% to 3% of compensation. Also, the company may experience further increased 401(k) costs as participation may rise, increasing the company’s match of employee contributions.
     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the impact of future contributions. The company did not make a contribution during the second or third quarter of fiscal 2005 and does not intend to make further contributions to the pension plan during the remainder of fiscal 2005.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
Service cost	$1,444	$1,393	$4,814	$4,644
Interest cost	3,698	3,546	12,326	11,823
Expected return on plan assets	(4,220)	(3,497)	(14,066)	(11,656)
Amortization of prior service cost	11	12	36	39
Amortization of net loss	460	611	1,534	2,038
Curtailment costs	244	—	244	—

Total net periodic benefit costs	$1,637	$2,065	$4,888	$6,888

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
     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
Service cost	$62	$57	$208	$189
Interest cost	80	74	266	246
Amortization of prior service cost	77	77	256	256

Total net periodic benefit costs	$219	$208	$730	$691

13. SEGMENT REPORTING
     Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. During the fourth quarter of fiscal 2004, Flowers Specialty’s Birmingham, Alabama production facility was transferred to Flowers Bakeries. All prior period segment information has been restated to reflect this transfer. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Historically, the company has included the difference between actual and budgeted flour cost in Unallocated Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest in the table below. Effective the first quarter of fiscal 2005, the company recorded this activity in the results of each of its operating segments. Prior period information has not been restated to reflect this change. During the twelve weeks ended October 8, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $0.2 million and $0.1 million, respectively. During the forty weeks ended October 8, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $4.8 million and $0.6 million, respectively. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
SALES:
Flowers Bakeries	$329,842	$291,942	$1,057,542	$934,150
Flowers Specialty	98,400	90,970	322,156	292,587
Eliminations: Sales from Flowers Specialty To Flowers Bakeries	(12,408)	(11,561)	(41,427)	(36,861)
Sales from Flowers Bakeries To Flowers Specialty	(7,829)	—	(18,926)	—

	$408,005	$371,351	$1,319,345	$1,189,876

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$10,904	$10,808	$35,924	$34,271
Flowers Specialty	2,687	2,690	8,782	8,876
Unallocated	(61)	(240)	(9)	(390)

	$13,530	$13,258	$44,697	$42,757

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST:
Flowers Bakeries	$23,779	$24,784	$82,041	$80,240
Flowers Specialty	3,924	5,146	19,475	14,731
Unallocated	(6,332)	(8,247)	(20,671)	(24,110)
Interest income, net	1,483	2,143	4,976	6,736

	$22,854	$23,826	$85,821	$77,597

14. ACQUISITIONS
     On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal, with annual sales of approximately $24 million, produces cookies, cereal bars and crème-filled cakes.
     On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers.
15. SUBSEQUENT EVENTS
     On October 10, 2005, Refco, Inc., the parent company of Refco Capital Markets, Ltd., a hedging counterparty, (collectively “Refco”) announced that it had discovered accounting irregularities that caused its financial statements dating back to 2002 to be unreliable and, on October 17, 2005, Refco filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The maximum potential exposure to the company as a result of the bankruptcy is approximately $1.8 million representing the amount due from Refco to the company. The company now maintains no open positions with Refco. At this time, adequate information is not available to determine how much of this exposure is at risk. However, the company intends to take measures to collect the maximum available through the bankruptcy court. We do not believe the ultimate resolution of this matter will have a material adverse affect on the results of operations or financial position of the company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 8, 2005 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
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
MATTERS AFFECTING ANALYSIS:
HURRICANE KATRINA
     On August 29, 2005, Hurricane Katrina struck the gulf coast of the United States and caused catastrophic damage to the area, particularly New Orleans, Louisiana. The company operates a bakery in New Orleans, which was affected by the hurricane. The New Orleans bakery remains out of operation due to the many problems in the New Orleans area that are not within the company’s control. Following are details relating to the estimated costs associated with the hurricane incurred by us in the third quarter of fiscal 2005 (amounts in thousands):

Damaged inventory, uncollectible receivables and payroll costs	$1,433
Settlement of distributors’ notes receivable and routes	1,262
Estimated business interruption	1,132
Sugar contract replacement	599
Start-up costs associated with temporarily opened facility	432
Estimated incremental energy costs	845

Total	$5,703

     Due to a supply disruption caused by hurricane damage to a Louisiana sugar refinery with which the company had contracted to purchase sugar, the company was forced to purchase sugar from another supplier at a higher price than the contract it was purchasing sugar under. The company has temporarily opened a manufacturing facility in Houston, Texas in order to fill its capacity short-fall due to the temporary idling of its New Orleans facility. The company filed an initial insurance claim for $4.1 million relating to certain of the above costs and received a preliminary payment of $1.5 million during the third quarter of fiscal 2005. Therefore, the net effect of costs incurred in the third quarter related to the hurricane was $4.2 million. The insurance claim is currently under review by the company’s insurance provider and we are unable to estimate the amount of additional proceeds we will receive at this time. Additional costs related to the hurricane will be incurred until such time the New Orleans facility is operational. The company also expects to file additional insurance claims related to the hurricane, but these costs can not be currently estimated.
STOCK SPLIT
     On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 8, 2005 and October 9, 2004, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	49.52	49.76	49.88	49.86
Selling, marketing and administrative expenses	40.97	40.35	40.37	40.31
Depreciation and amortization	3.31	3.57	3.39	3.59
Interest income, net	(0.36)	(0.58)	(0.38)	(0.56)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 8, 2005	OCTOBER 9, 2004	OCTOBER 8, 2005	OCTOBER 9, 2004
Income from continuing operations before income taxes and minority interest	5.60	6.42	6.50	6.52
Income tax expense	2.02	2.47	2.45	2.46
Minority interest in variable interest entity	(0.28)	(0.01)	(0.18)	(0.13)
Discontinued operations	(0.40)	—	(0.12)	(0.29)
Net income	2.90%	3.94%	3.75%	3.64%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 8, 2005 COMPARED TO TWELVE WEEKS ENDED OCTOBER 9, 2004
     Sales. For the third quarter of fiscal 2005, sales were $408.0 million, or 9.9% higher than sales in the comparable quarter of the prior year, which were $371.4 million. Of the increase, favorable product mix shifts and increased volume contributed 6.9%, while price increases contributed 3.0%. The 6.9% increase in mix and volume resulted from growth in the company’s core business of 5.4%, the expansion of the company’s direct store delivery (“DSD”) system into new markets and new products, which contributed 0.9% and the acquisition of Royal Cake Company, which contributed 0.6%. Branded retail sales represented approximately 51% of total sales. These sales, driven by the company’s branded white bread labels and its Nature’s Own products, increased 10.6% over the third quarter of fiscal 2004 due to increases in volume and pricing. Store branded retail sales represented approximately 12% of total sales and increased 16.0% over the third quarter of fiscal 2004 due primarily to volume increases. Foodservice and other sales represented approximately 37% of total sales and were up 7.1% over the third quarter of fiscal 2004 due primarily to price increases and favorable product mix shifts, partially offset by decreased volume.
     Flowers Bakeries’ sales for the third quarter of fiscal 2005 were $322.0 million, or 10.3% higher than sales in the comparable quarter of the prior year, which were $291.9 million. Of the increase, volume increases contributed 8.2%, while price increases contributed 2.1%. The expansion of the company’s DSD system into new markets contributed 1.1% of the volume increase. Branded retail sales represented approximately 58% of total sales. These sales, driven by the company’s branded white bread labels and its Nature’s Own products, increased 9.6% over the third quarter of fiscal 2004 due primarily to increased volume. Store branded retail sales represented approximately 13% of total sales and increased 19.1% over the third quarter of fiscal 2004 primarily due to increased volume. Foodservice and other sales represented approximately 29% of total sales and were up 8.1% over the third quarter of fiscal 2004 primarily due to volume increases and price increases.
     Flowers Specialty’s sales for the third quarter of fiscal 2005 were $86.0 million, or 8.3% higher than sales in the comparable quarter of the prior year, which were $79.4 million. Of the increase, favorable product mix shifts, net of volume declines, contributed 0.1%, while price increases contributed 5.6%, and the acquisition of Royal Cake Company contributed 2.6%. Branded retail sales represented approximately 24% of total sales and were up 20.4% over the third quarter of fiscal 2004. The increase was primarily due to volume increases and favorable pricing. Store branded retail sales represented approximately 6% of total sales and decreased 0.7% over the third quarter of fiscal 2004 due to decreased volume, partially offset by price increases. Foodservice and other sales (which include contract production and vending) represented approximately 70% of total sales and were up 5.5% over the third quarter of fiscal 2004 due to favorable pricing and product mix shifts, partially offset by decreased volume. Flowers Specialty recorded sales of approximately $3.7 million in the third quarter of fiscal 2005 relating to the introduction in the first quarter of fiscal 2005 of a new product by a foodservice customer.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the third quarter of fiscal 2005 was $202.1 million, or 9.4% higher than gross margin reported for the same period in the prior year of $184.8 million. As a percent of sales, gross margin decreased to 49.5% as compared to 49.8% in the third quarter of fiscal 2004. This decrease was primarily attributable to costs associated with the hurricane discussed above and increases in labor, packaging and energy costs. Increased sales and lower ingredient costs partially offset these items. Although flour costs increased, the decrease in the cost of eggs, sweeteners and cocoa more than offset this increase.

     Flowers Bakeries’ gross margin decreased to 55.3% of sales for the third quarter of fiscal 2005, compared to 55.8% of sales for the same period in the prior year. This decrease was primarily due to costs associated with the hurricane discussed above and increases in ingredient, labor, packaging and energy costs. Increased sales partially offset these negative items. Historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change in the third quarter of fiscal 2005 was to reduce gross margin at Flowers Bakeries 0.1%.
     Flowers Specialty’s gross margin decreased to 28.1% of sales for the third quarter of fiscal 2005, compared to 28.6% of sales for the same period in the prior year. This decrease was primarily attributable to increases in outside purchases resulting from capacity shortages and higher repairs and maintenance costs. These negative items were partially offset by higher sales and lower ingredient, packaging and labor costs. The lower ingredient costs are primarily due to decreases in eggs and cocoa costs.
     Selling, Marketing and Administrative Expenses. For the third quarter of fiscal 2005, selling, marketing and administrative expenses were $167.1 million, or 41.0% of sales as compared to $149.8 million, or 40.4% of sales reported for the third quarter of fiscal 2004.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $143.3 million, or 44.5% of sales during the third quarter of fiscal 2005, as compared to $127.4 million, or 43.7% of sales during the same period in the prior year. The increase as a percent of sales was primarily due to costs associated with the hurricane discussed above, as well as, increases in labor and distribution costs. These negative items were partially offset by increased sales and lower advertising costs, as the company has delayed certain media advertising in light of rising costs and the hurricane.
     Flowers Specialty’s selling, marketing and administrative expenses were $17.5 million, or 20.4% of sales during the third quarter of fiscal 2005, as compared to $14.9 million, or 18.7% of sales during the same period in the prior year. The increase as a percent of sales was primarily attributable to higher distribution costs, partially offset by increased sales.
     Depreciation and Amortization. Depreciation and amortization expense was $13.5 million for the third quarter of fiscal 2005, an increase of 2.1% from the prior year, which was $13.3 million.
     Flowers Bakeries’ depreciation and amortization expense remained relatively unchanged at $10.9 million for the third quarter of fiscal 2005 as compared to the same period of the prior year.
     Flowers Specialty’s depreciation and amortization expense of $2.7 million remained unchanged in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.
     Net Interest Income. For the third quarter of fiscal 2005, net interest income was $1.5 million, a decrease of $0.6 million from the prior year, which was $2.1 million. The decrease was primarily related to an increase in interest expense due to borrowings under the company’s credit facility to fund two large stock repurchases discussed below under Liquidity and Capital Resources.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the third quarter of fiscal 2005 was $22.9 million, a decrease of $0.9 million from the $23.8 million reported for the same period of the prior year.
     The decrease was primarily the result of decreases in the operating results of Flowers Bakeries of $1.0 million and Flowers Specialty of $1.2 million and a decrease in net interest income of $0.6 million. Partially offsetting these negative items was a decrease in unallocated corporate expenses of $1.9 million. The decrease at Flowers Bakeries was primarily attributable to costs associated with the hurricane discussed above and increases in ingredient, labor, packaging, energy and distribution costs. Increased sales and lower advertising costs partially offset these negative items. The decrease at Flowers Specialty was primarily attributable to increases in outside purchases resulting from capacity shortages, higher repairs and maintenance costs and higher distribution costs. These increased costs were partially offset by higher sales and lower ingredient costs. The decrease in unallocated corporate expenses was primarily the result of lower pension costs and the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs as discussed above. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2005 was 36.1% compared to 38.4% in the third quarter of the prior year. This decrease is the result of an increase in the non-taxable earnings of a consolidated variable interest entity. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the earnings of the consolidated variable interest entity. The company expects an approximate 0.5% decrease in its effective tax rate for fiscal 2005 due to the American Jobs Creation Act of 2004.
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
     Discontinued Operations. As discussed in Note 2 of this Form 10-Q, the company and Schwan, on September 22, 2005, reached a final settlement regarding all claims in connection with the sale in April, 2003 of the company’s Mrs. Smith’s Bakeries frozen dessert business to Schwan. This settlement included a payment of $2.0 million. This payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefits, are included in discontinued operations for the twelve weeks ended October 8, 2005. The other charges include an adjustment of $0.2 million, net of tax benefit, relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Note 9 of this Form 10-Q.
FORTY WEEKS ENDED OCTOBER 8, 2005 COMPARED TO FORTY WEEKS ENDED OCTOBER 9, 2004
     Sales. For the forty weeks ended October 8, 2005 sales were $1,319.3 million, or 10.9% higher than sales for the same period of the prior year, which were $1,189.9 million. Of the increase, favorable product mix shifts and increased volume contributed 7.3%, while price increases contributed 3.6%. The 7.3% increase in mix and volume resulted from growth in the company’s core business of 4.6%, the expansion of the company’s DSD system into new markets and new products, which contributed 0.9%, the September 2004 acquisition in Texas, which contributed 1.6% and the September 2005 acquisition of Royal Cake Company, which contributed 0.2%. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s branded white bread labels and its Nature’s Own products, increased 10.2% over the third quarter of fiscal 2004 due to increases in volume and, to a lesser extent, price increases. Store branded retail sales represented approximately 11% of total sales and increased 9.3% over the third quarter of fiscal 2004 due to volume and price increases. Foodservice and other sales represented approximately 39% of total sales and were up 12.2% over the same period of fiscal 2004 primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume.
     Flowers Bakeries’ sales for the forty weeks ended October 8, 2005 were $1,038.6 million, or 11.2% higher than sales in the comparable period of the prior year, which were $934.1 million. Of the increase, favorable product mix shifts and increased volume contributed 8.5%, while price increases contributed 2.7%. 2.0% of the mix and volume increase is related to the September 2004 acquisition in Texas. Branded retail sales represented approximately 58% of total sales. These sales, driven by the company’s branded white bread labels and its Nature’s Own products, increased 9.0% over the third quarter of fiscal 2004 due to increases in volume and, to a lesser extent, price increases. Store branded retail sales represented approximately 12% of total sales and increased 12.0% over the third quarter of fiscal 2004 primarily due to increased volume. Foodservice and other sales represented approximately 30% of total sales and were up 15.3% over the comparable period of fiscal 2004 primarily due to volume increases and, to a lesser extent, price increases.
     Flowers Specialty’s sales for the forty weeks ended October 8, 2005 were $280.7 million, or 9.8% higher than sales in the comparable period of the prior year, which were $255.7 million. Of the increase, favorable product mix shifts, net of volume declines, contributed 2.5%, while price increases contributed 6.5% and the acquisition of Royal Cake Company contributed 0.8%. Branded retail sales represented approximately 23% of total sales and were up 22.9% over the same period of the prior year. Favorable pricing, positive mix shifts and increased volume all contributed to the increase. Store branded retail sales represented approximately 6% of total sales and decreased

6.5% over the third quarter of fiscal 2004 due to decreased volume, partially offset by price increases. Foodservice and other sales (which include contract production and vending) represented approximately 71% of total sales and were up 7.8% over the comparable period of fiscal 2004 due to favorable pricing and product mix shifts, partially offset by decreased volume. Flowers Specialty recorded sales of approximately $12.7 million in the forty weeks of fiscal 2005 relating to the introduction of a new product in the first quarter of fiscal 2005 by a foodservice customer. Although the company believes sales of this product to the customer will continue, the company cannot guarantee this level of sales on an on-going basis.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks of fiscal 2005 was $658.1 million, or 10.9% higher than gross margin reported for the same period in the prior year of $593.3 million. As a percent of sales, gross margin remained unchanged at 49.9% as compared to the forty weeks of fiscal 2004. Costs associated with the hurricane discussed above and higher packaging, energy and repairs and maintenance costs were offset by increased sales and lower ingredient costs. While flour costs were higher, this was more than offset by lower costs of eggs, sweeteners and cocoa.
     Flowers Bakeries’ gross margin decreased to 55.3% of sales for the forty weeks of fiscal 2005, compared to 56.0% of sales for the same period of fiscal 2004. This decrease was primarily the result of costs associated with the hurricane and increases in ingredient, labor, packaging and energy costs, as well as, start-up costs associated with a new bread line at the company’s Denton, Texas facility. These negative items were partially offset by increased sales. As discussed above, historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change for the forty weeks of fiscal 2005 was to reduce gross margin at Flowers Bakeries 0.5%.
     Flowers Specialty’s gross margin increased to 29.9% of sales for the forty weeks of fiscal 2005, compared to 28.0% of sales for the same period of fiscal 2004. This increase was primarily a result of higher sales and lower ingredient and labor costs. The lower ingredient costs were primarily attributable to decreases in the costs of eggs, sweetener, and cocoa, partially offset by higher flour costs. These positive items were partially offset by increased repairs and maintenance and outside purchases resulting from capacity shortages.
     Selling, Marketing and Administrative Expenses. For the forty weeks of fiscal 2005, selling, marketing and administrative expenses were $532.6 million, or 40.4% of sales as compared to $479.7 million, or 40.3% of sales reported for the same period of fiscal 2004.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $456.2 million, or 43.9% of sales during the forty weeks of fiscal 2005, as compared to $409.0 million, or 43.8% of sales during the same period of fiscal 2004. The increase as a percent of sales was primarily due to costs associated with the hurricane and increases in labor and distribution costs associated with geographic expansion of the company’s DSD system. These negative items were partially offset by increased sales, a $1.4 million settlement received as part of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities and lower advertising costs. The decrease in advertising costs was the result of the company delaying certain media advertising in light of rising costs and the hurricane.
     Flowers Specialty’s selling, marketing and administrative expenses were $55.7 million, or 19.9% of sales during the forty weeks of fiscal 2005, as compared to $48.0 million, or 18.8% of sales during the same period of fiscal 2004. The increase as a percent of sales was primarily attributable to higher distribution expenses, partially offset by increased sales and lower labor costs.
     Depreciation and Amortization. Depreciation and amortization expense was $44.7 million for the forty weeks of fiscal 2005, an increase of 4.5% from the same period of fiscal 2004, which was $42.8 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $35.9 million for the forty weeks of fiscal 2005 from $34.3 million in the same period of fiscal 2004. This increase was primarily the result of increased depreciation expense of $1.6 million due to recent capital expenditures.

     Flowers Specialty’s depreciation and amortization expense of $8.8 million remained relatively unchanged for the forty weeks of fiscal 2005, as compared to the same period of fiscal 2004.
     Net Interest Income. For the forty weeks of fiscal 2005, net interest income was $5.0 million, a decrease of $1.7 million from the same period of fiscal 2004, which was $6.7 million. The decrease was primarily related to an increase in interest expense of $2.1 million as a result of interest paid as part of a state tax audit discussed below under Income Taxes and an increase in interest expense due to borrowings under the company’s credit facility to fund two large stock repurchases discussed below under Liquidity and Capital Resources.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the forty weeks of fiscal 2005 was $85.8 million, an increase of $8.2 million from the $77.6 million reported for the same period of fiscal 2004.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $1.8 million, Flowers Specialty of $4.7 million and a decrease of $3.4 million in unallocated corporate expenses. Partially offsetting these positive items was a decrease in net interest income of $1.7 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower advertising and stock compensation costs and the class action lawsuit settlement discussed above. These positive items were partially offset by costs associated with the hurricane, increased labor and utility costs and the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs discussed above. The improvement at Flowers Specialty was primarily a result of higher sales and lower ingredient and labor costs. The decrease in unallocated corporate expenses was primarily due to the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs as discussed above and lower pension costs. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the forty weeks of fiscal 2005 was 37.7% compared to 37.8% in the same period of fiscal 2004. This decrease is primarily the result of an increase in the non-taxable earnings of a consolidated variable interest entity and benefits associated with the provisions of the American Jobs Creation Act of 2004. These items were partially offset by $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter of fiscal 2005 based on the outcome of a state tax audit that began in the first quarter (see Net Interest Income for the interest effect of the audit). The company estimates an effective rate for the year of 37.0% excluding the effects of the state tax audit. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the non-taxable earnings of the consolidated variable interest entity.
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
     Discontinued Operations. As discussed in Note 2 of this Form 10-Q, the company and Schwan, on September 22, 2005, reached a final settlement regarding all claims in connection with the sale in April, 2003 of the company’s Mrs. Smith’s Bakeries frozen dessert business to Schwan. This settlement included a payment of $2.0 million. This payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefits, are included in discontinued operations for the forty weeks ended October 8, 2005. The other charges include an adjustment of $0.2 million, net of tax benefit, relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Note 9 of this Form 10-Q.
     Subsequent to the sale of the Mrs. Smith’s Bakeries’ frozen dessert business to Schwan, the company paid various other expenses related to its operation of the Mrs. Smith’s Bakeries business, no single one of which was material to the results of operations or financial condition of the company. During the first quarter of fiscal 2004, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with its prior ownership of the Mrs. Smith’s Bakeries business.

     The company is currently under audit by the Internal Revenue Service (“IRS”) and is working to finalize the audit adjustments for tax years 2000 and 2001. Based on preliminary information, we believe the finalization of such adjustments may result in the reversal of previously established tax reserves. Such reversals, if any, will be recorded as a component of discontinued operations in the period the IRS audit is finalized.
LIQUIDITY AND CAPITAL RESOURCES:
     Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements, capital expenditures and stock repurchases. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate.
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $11.4 million at October 8, 2005 from $47.5 million at January 1, 2005. The decrease resulted from $43.9 million and $61.2 million disbursed for investing activities and financing activities, respectively, partially offset by $69.1 million provided by operating activities.
     Net cash of $69.1 million provided by operating activities during the forty weeks ended October 8, 2005 consisted primarily of $49.5 million in net income, adjusted for certain non-cash items of $76.7 million. These positive items were partially offset by cash disbursed for working capital and other activities of $57.1 million. The net cash disbursed for working capital and other activities was primarily a result of a pension contribution of $25.0 million.
     Net cash disbursed for investing activities during the forty weeks ended October 8, 2005 of $43.9 million consisted primarily of capital expenditures of $31.7 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $27.4 million and $3.4 million, respectively. The company also leases certain production machinery and equipment through various operating leases. The company also paid cash of $9.8 million, net of cash acquired, to acquire substantially all the assets of Royal Cake Company, Inc., a Winston-Salem, North Carolina-based bakery that produces cookies, cereal bars and crème-filled cakes.
     Net cash disbursed for financing activities of $61.2 million during the forty weeks ended October 8, 2005 consisted primarily of stock repurchases and dividends paid of $110.1 million and $17.6 million, respectively, partially offset by borrowings of $117.0 million under the company’s credit facility and proceeds of $6.2 million from the exercise of stock options. During the forty weeks of fiscal 2005, $65.0 million of the borrowings under the company’s credit facility have been repaid.
Credit Facility
     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 8, 2005 and January 1, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.

     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Outstanding borrowings under the credit facility were $52.0 million at October 8, 2005. These borrowings were used to fund the purchase of approximately 4.1 million shares of the company’s common stock. Subsequent to the end of the third quarter of fiscal 2005, the company repaid $4.0 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2005 repay a portion or all of these borrowings.
     The company paid financing costs of $0.4 million in connection with the credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     The company’s credit rating by Standard and Poor’s as of October 8, 2005 was BBB-. The company’s credit rating by Fitch Ratings as of July 16, 2005 was BBB-. The company’s credit rating by Moody’s Investor Service as of October 8, 2005 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On August 26, 2005, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock that was paid on September 23, 2005 to shareholders of record on September 9, 2005. This dividend payment was $6.1 million, bringing dividends paid to $17.6 million for the forty weeks ended October 8, 2005.
     As discussed above under Cash Flows, the company paid $9.8 million, net of cash acquired, to purchase substantially all the assets of Royal Cake Company.
     During the first quarter of fiscal 2005, the company made a voluntary cash contribution to its defined benefit pension plan of $25.0 million. This contribution was funded from the company’s internally generated funds and is tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contribution in order to reduce the impact of future contributions. The company did not make a contribution during the second or third quarter of fiscal 2005 and does not intend to make further contributions to the pension plan during the remainder of fiscal 2005. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 11.3 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the third quarter of fiscal 2005, 101,595 shares at a cost of $2.8 million were purchased under the plan. During the forty weeks ended October 8, 2005, 5,428,275 shares at a cost of $110.1 million were purchased under the plan. From the inception of the plan through October 8, 2005, 8,903,065 shares at a cost of $169.2 million have been purchased under the plan. Included in the stock repurchases during the forty weeks ended October 8, 2005 are 3.2 million shares purchased during the first quarter of fiscal 2005 from an institutional holder valued at $59.5 million and 0.9 million shares purchased during the second quarter of fiscal 2005 from an individual holder valued at $20.5 million. The company drew upon its $150.0 million credit facility to fund these purchases.
     During the first quarter of fiscal 2005, the company paid $13.4 million and $11.7 million associated with a stock appreciation rights award and fiscal 2004 bonuses, respectively.

     The company has experienced minimal federal cash tax payments since 1999 due primarily to net operating loss carryovers. However, beginning in the first quarter of fiscal 2005 the company began to make estimated federal tax payments as the net operating loss carryovers had been fully utilized and these payments have totaled $20.5 million for the forty weeks ended October 8, 2005. These tax payments were funded through cash flows from operations.
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
     Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The company expects the application of FSP 109-1 to reduce its effective tax rate approximately 0.5% for fiscal year 2005.
     Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The company is currently evaluating the effect of this statement, but we do not expect it to have a material effect on our results of operations, financial condition or cash flows.
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

COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 8, 2005, the fair market value of the company’s commodity derivative portfolio was $1.9 million. Of this fair value, $2.5 million is based on quoted market prices and $(0.6) million is based on models and other valuation methods. $0.8 million, $2.3 million and $(1.2) million of this fair value relates to instruments that will be utilized in fiscal 2005, 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 8, 2005, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $6.8 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
INTEREST RATE RISK
As of October 8, 2005, the company had no interest rate hedging agreements outstanding.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 8, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit, were recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that allows stock repurchases of up to 11.3 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2005 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
July 17, 2005 - August 13, 2005	—	$—	—	2,450
August 14, 2005 - September 10, 2005	84	$27.41	84	2,366
September 11, 2005 - October 8, 2005	18	$25.76	18	2,348

Total	102	$27.12	102

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

By: /s/ Jimmy M. Woodward
Name: Jimmy M. Woodward
Title: Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 17, 2005

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit
2.1-	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2-	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3-	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4-	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1-	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2-	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1-	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2-	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3-	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1-	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2-	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3-	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4-	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5-	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.	Name of Exhibit
10.6-	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7-	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8-	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9-	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10-	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11-	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.12-	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13-	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14-	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

*10.15-	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001.

*21-	Subsidiaries of Flowers Foods, Inc.

*31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended October 8, 2005.

*	Filed herewith