Form 10-K
period 2005-12-31
FLOWERS FOODS INC
filed 2006-03-01
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(229) 226-9110
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 per share, together	New York Stock Exchange
with Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     Based on the closing sales price on the New York Stock Exchange on July 15, 2005 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,438,249,830.
     On February 17, 2006, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 60,604,414.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held June 2, 2006, which will be filed with the Securities and Exchange Commission on or prior to April 28, 2006, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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
      Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food industry, including the amount of consolidation in that industry;

•	customer and consumer reaction to pricing actions;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure such events.
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
      As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of December 31, 2005.
Sale of the Mrs. Smith’s Bakeries Frozen Dessert Business
      On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the Mrs. Smith’s Bakeries frozen bread and roll business, which, along with the Birmingham, Alabama production facility that was formerly a part of Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”), became a part of our Flowers Snack, LLC (“Flowers Snack”) segment. Flowers Snack was renamed Flowers Foods Specialty Group, LLC (“Flowers Specialty”) in fiscal 2003. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred back to Flowers Bakeries from Flowers Specialty as a result of this facility delivering products through the company’s direct store delivery (“DSD”) system.
The Company
      Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Bakeries and Flowers Specialty.
      We have a major presence in each of the product categories in which we compete. Flowers Bakeries’ brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

Flowers Bakeries Flowers Nature’s Own Whitewheat Cobblestone Mill BlueBird ButterKrust Mary Jane Evangeline Maid Ideal Mi Casa	Flowers Bakeries Regional Franchised Brands Sunbeam Roman Meal Bunny Holsum	Flowers Specialty Mrs. Freshley’s Mrs. Freshley’s Snack Away European Bakers Tesoritos
      Our strategy is to be one of the nation’s leading producers and marketers of bakery products, available to distributors and customers through multiple channels of distribution within the industry, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines. Our strategy focuses on developing products responsive to ever changing consumer needs and preferences through product innovation and leveraging our well established brands, listed above. To assist in accomplishing our strategy, we have invested capital to automate and expand both our production and distribution capabilities and increase our efficiency. We believe these investments allow us to produce high quality products at the lowest cost.
      Flowers Bakeries focuses on the production and marketing of bakery products in the southeastern, southwestern and mid-Atlantic areas of the United States. Flowers Bakeries markets a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, Flowers Bakeries has been able to strengthen and establish its brands in the markets it serves. We have devoted significant resources to automate production facilities, improving our distribution capabilities and enhancing our information technology. Historically, we have grown through acquisitions of numerous bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive DSD system. We also have extended and intend to continue to extend our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company. The DSD system utilizes approximately 3,000 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue to enable these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.
      Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Flowers Specialty products are distributed nationally through mass merchandisers, brokers and warehouse and vending distribution. Additionally, Flowers Specialty distributes to retail outlets in the southeastern, southwestern and mid-Atlantic areas of the United States using Flowers Bakeries’ DSD system. Flowers Specialty’s facilities have automated high-speed equipment that allows us to be very competitive in the marketplace.
Industry Overview
      The United States food industry is comprised of a number of distinct product lines and distribution channels for bakery products. Consumer preferences for food purchases have moved away from the traditional grocery store aisles to supermarket in-store deli/bakeries and to non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels. Non-supermarket channels of distribution are increasingly important throughout the food industry.
      Studies show that grain-based food products are necessary for a healthy diet. We have developed and introduced new products that appeal to health-conscious consumers. During fiscal 2003, Flowers Bakeries introduced a reduced carbohydrate product under its Nature’s Own line of products to meet the special dietary needs of our carbohydrate-conscious consumers. In fiscal 2004, Flowers Bakeries introduced several new health-conscious items including Nature’s Own Double Fiber breads. In addition, we continually address product reformulations to address health related considerations including the elimination or reduction of transfats.

Fresh Bakery Products
      Retail sales of bakery products continue to move to a variety of premium and specialty breads. Sales of bakery products to mass merchandisers continue to grow at a faster rate than traditional retail supermarket sales. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate Bakeries Corporation, Sara Lee Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, as evidenced by one of the company’s largest competitors filing for reorganization under chapter 11 of the United States Bankruptcy Code during 2004, size alone is not sufficient to ensure success in our industry.

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
      According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $511 billion in 2006, reflecting a growth rate of 5.1% over 2005. 2006 will mark the 15th consecutive year of sales growth in the restaurant industry. Full service restaurants sales are expected to grow 5.2% due to a rise in disposable income, an expanding economy and increased tourism. According to NRA data, sales at quick service restaurants, including fast-casual or quick casual, are projected to grow 5.0% due to consumers’ continued demand for convenience and value and new menu offerings. The NRA predicts the number of restaurants in the United States will top approximately 1,000,000 by 2010. Restaurants’ share of the food dollar is 47.5%, but it is expected to be 53% by 2010. In 1955, the share was 25%.

Strategy
      Our mission is to build value for our shareholders. We accomplish this by developing and implementing long-term strategies that help us maintain competitive advantages. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are:

•	Grow sales — both organically and through acquisition. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 115 acquisitions since 1968. We intend to continue pursuing growth through strategic acquisitions and investments that will complement and expand our existing markets, product lines and product categories and that fit our organization both operationally and financially. We also have extended and intend to continue to extend our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company. A combination of traditional acquisitions and greenfield plant construction will allow the company to accomplish this goal.

•	Develop bakery products to meet our customers’ and our consumers’ needs. We maintain a broad line of fresh and frozen bakery products. We will continue to expand our product lines to address changing consumer needs and preferences, particularly health-conscious consumer preferences.

•	Strong brand recognition We capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to new products that meet our consumer’s dietary needs and to additional channels of distribution. Our Nature’s Own brand is the top-selling brand in the soft variety bread category. Many of our white bread brands are category leaders in the geographical areas where they are sold.

•	Provide extraordinary service for our customers. We continue to expand and refine our distribution and information systems that help us respond quickly and efficiently to changing customer service needs, consumer preferences and seasonal demands in the channels we serve. We have distribution systems that are tailored to the nature of each of our food product categories and are designed to provide the highest levels of service to our retail and foodservice customers.

•	Operate the country’s most efficient bakeries. We maintain a level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Innovate to improve our business. We constantly work to improve our business processes to drive increased efficiencies and cost improvements.

•	Offer a work environment that fosters team spirit and encourages professional growth. We build teams that understand the importance of working together to implement our strategies and thereby increase shareholder value over the long term. Our work environment encourages recognition and respect for team and individual achievements.

Products
      We produce fresh packaged and frozen bakery products.

Flowers Bakeries
      We market our fresh packaged bakery products in the southeastern, southwestern and mid-Atlantic areas of the United States. Our soft variety and premium specialty breads are marketed throughout these regions under our Nature’s Own and Cobblestone Mill brands. During fiscal 2003 and fiscal 2004, we introduced, under our Nature’s Own line, high fiber, reduced carbohydrate, sugar-free and high calcium fresh bakery products to meet the special dietary needs of our customers. We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Mary Jane, Evangeline Maid and Ideal. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 37% of the population. Flowers Bakeries’ branded products account for approximately 58% of its sales.
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

Flowers Specialty
      Flowers Specialty produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including mass merchandisers, vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are manufactured on a “bake to order” basis and are delivered throughout the United States. Flowers Specialty also produces pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various private and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors. During the last half of fiscal 2005, Flowers Specialty experienced a reduction in contract manufacturing volume and plans to replace lower margin contract snack cake production with sales of higher margin branded products.
      In fiscal 2005, Flowers Specialty introduced a variety of new products under the Mrs. Freshley’s brand, including Yeast Raised Donuts, Chocolate Chip and Oatmeal Raisin Big Cookies and Creme Filled Oatmeal Cookies. Also in fiscal 2005, Flowers Specialty introduced a new line of snack products under the Mrs. Freshley’s Snack Away brand. This line is marketed as a “better-for-you” snack alternative with a good source of fiber, no added sugar, and under 150 calories per serving. Products in the line include Vanilla Yogurt Creme Filled Cakes, Wild Blueberry Muffins and Vanilla Yogurt Creme Filled Oatmeal Cookies.

      Flowers Specialty also produces and distributes a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. In fiscal 2005, Flowers Specialty introduced several new items in the foodservice segment, including a bun for KFC’s Snacker chicken sandwich and Cinnamon Raisin and Peaches and Cream French Toast for Denny’s. Flowers Specialty has the ability to provide its customers with a variety of products using both conventional and hearth baking technologies.
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

Extended Shelf Life
      The company reformulated certain products in fiscal 2002 to provide for an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness while extending the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continue to use ESL and expect to continue to do so in the foreseeable future. We experience financial benefits of ESL through reduced stale costs and reduced out-of-stock conditions. We have not, and do not intend to, reduce service days or the number of route territories used to service our customers as a result of ESL.

Flowers Bakeries
      We operate 26 fresh packaged bakery production facilities in ten states and one production facility that produces frozen bakery products. Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue to invest in our production facilities and equipment to maintain high levels of efficiency.
      In October 2005, the company purchased land and a building in Newton, North Carolina and is currently converting the building into a bakery facility. This facility will produce fresh breads and buns for distribution in the Piedmont and mid-Atlantic markets. The company expects production to begin at this facility in mid-2006.
      In September 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets. The company temporarily opened the bakery from September 10, 2005 until December 31, 2005 in order to fill its capacity shortfall due to the temporary idling of the company’s New Orleans bakery as a result of Hurricane Katrina. See Matters Affecting Analysis in Management’s Discussion and Analysis for the effect of the hurricane on the company.
      In October 2003, the company purchased land and a building in Denton, Texas and converted the building into a bakery facility that produces fresh baked foods primarily for the Dallas-Ft. Worth market. We began producing buns in the Denton, Texas bakery in the summer of 2004 and bread in the summer of 2005.
      Distribution of fresh packaged bakery products, delivered through the company’s DSD system, involves determining appropriate order levels, delivery of the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also utilizes scan-based trading, which allows us to track and monitor sales and inventories more effectively. The fresh packaged bakery industry relies on scan-based trading to provide information that allows the company to produce and distribute products efficiently.
      We utilize a network of approximately 3,000 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.
      The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $1.6 million, $1.3 million and $1.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we utilize a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other bases. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. During fiscal 2004, the company began upgrading the hand-held computer system in order to stay abreast of the latest technological advances in this area. This upgrade improved our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer. This upgrade was completed in early 2006. The cost of this upgrade did not have a material effect on our results of operations, financial condition or cash flows.

Flowers Specialty
      We operate five production facilities that produce packaged bakery snack products, two production facilities that produce frozen bread and rolls and two facilities that produce fresh packaged bread and rolls. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and rolls products are shipped to various outside freezer facilities for distribution to our customers.
      On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina based bakery. Royal, with annual sales of approximately $24 million, produces cookies, cereal bars and creme-filled cakes.
Customers
      Our top 10 customers in fiscal 2005 accounted for 40.6% of sales. During fiscal 2005, our largest customer, Wal-Mart/ Sam’s Club, represented 17.3% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/ Sam’s Club as a customer or a material negative change in our relationship with this customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales. The loss or financial instability of a major customer could have a material adverse effect on our business. On February 21, 2005, Winn Dixie Stores, Inc., our second largest customer during fiscal 2005, representing 3.9% of our sales, filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The company is continuing to serve this customer, and thus far the reorganization has not had a material effect on our results of operations, financial condition or cash flows.

Flowers Bakeries
      Our fresh baked foods customer base includes mass merchandisers, grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for outlets such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

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
Intellectual Property
      We own a number of trademarks and trade names, as well as certain licenses. The company also sells its products under a number of regional franchised and licensed trademarks and trade names that it does not own. These trademarks and trade names are considered to be important to our business since they have the effect of developing brand awareness and maintaining consumer loyalty. We are not aware of any fact that would negatively impact the continued use of any of our trademarks, trade names or licenses to any material extent.
Raw Materials
      Our primary baking ingredients are flour, sugar and shortening. We also use paper products, such as corrugated cardboard and films and plastics to package our baked foods. In addition, we are dependent upon natural gas and propane as fuel for firing ovens. The independent distributors and third party shipping companies are dependent upon gasoline and diesel as fuel for distribution vehicles. In general, we maintain diversified sources for all of our baking ingredients and packaging products.
      Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of volatility in raw materials prices.
Research and Development
      We engage in research and development activities that principally involve developing new products, improving the quality of existing products and improving and automating production processes. We also develop and evaluate new processing techniques for both current and proposed product lines.
Regulation
      As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and the Department of Commerce, as well as various state agencies, with respect to production processes, product quality, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for quality, purity and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.
      In addition, advertising of our businesses is subject to regulation by the Federal Trade Commission, and we are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.
      Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, as well as other regulations intended to protect public health and the environment. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition or the competitive position of the company. The company is currently in substantial compliance with all material environmental regulations affecting the company and its properties. The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the “Act”), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures and for carrying out certain provisions of the Act, particularly Title III, Subtitle A (Protection and Food Supply) and Subtitle B (Protection of Drug Supply). The applicable provisions of the Act under Subtitle A which affect the company include Section 303: Administrative Detention; Section 305: Registration of Food and Animal Feed Facilities; Section 306: Establishment and Maintenance of Records; and Section 307: Prior Notice of Imported Food Shipments.
      The company is aware of the requirements under Title III, Subtitle A of the Act and has taken the necessary steps to comply with these regulations. The Company has internally reviewed and updated its policies and procedures regarding food safety and has increased security procedures as appropriate. Our suppliers and vendors have been contacted to make sure they are aware of and compliant with these regulations as well. The company continues to monitor risks in this area and is evaluating the impact of these regulations on an ongoing basis.
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
Employees
      We employ approximately 7,500 persons, approximately 590 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

•	Audit Committee Charter

•	Nominating/ Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors

Item 1A.	Risk Factors
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

Competition could adversely impact revenues and profitability.
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

We rely on a few large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.
      We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 40.6% of our sales during fiscal 2005. Our largest customer, Wal-Mart/ Sam’s Club, accounted for 17.3% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. On February 21, 2005, Winn-Dixie Stores, Inc., our second largest customer during fiscal 2005, representing 3.9% of our sales, filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The company is continuing to serve this customer, and thus far the reorganization has not had a material effect on our results of operations, financial condition or cash flows.

Consolidation in the retail and foodservice industries could affect our sales and profitability.
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

Our large customers may impose requirements on us that may adversely affect our results of operations.
      From time to time, our large customers, including Wal-Mart/Sam’s Club, may re-evaluate or refine their business practices and impose new or revised requirements upon their suppliers, including us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Compliance with requirements imposed by significant customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could adversely affect our results of operations.

Increases in costs and/or shortages of raw materials, fuels and utilities could cause costs to increase.
      Commodities, such as flour, sugar, cocoa and eggs, which are used in our bakery products, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. In addition, we are dependent upon natural gas and propane for firing ovens. The independent distributors and third party shipping companies we use are dependent upon gasoline and diesel as fuel for distribution vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our operations and financial results.

Employee relations and increases in employee and employee-related costs could have adverse effects on our profitability.
      Pension, health care and workers’ compensation costs have been increasing and will likely continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There have been no new participants in the company’s defined benefit plan since December 31, 1998. During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006.

We have risks related to our pension plans, which could impact the company’s liquidity.
      The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 13.2% of the assets (as of December 31, 2005) of our pension plans.
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

A disruption in the operation of our direct store distribution system could negatively affect our results of operations and financial condition.
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

Compensation costs associated with our stock appreciation rights plan could have adverse effects on our results of operations.
      The company has previously awarded stock appreciation rights to key employees throughout the company. Generally accepted accounting principles require the company to record compensation expense for these rights based on changes in the company’s stock price between the grant date and the balance sheet date that is presented. If the price of our common stock increases more than we project during the measurement period, the company may have to recognize greater than expected compensation expense, which could negatively affect our results of operations.

We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.
      We rely on the success of our well-recognized brand names. We intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. If we are not able to successfully maintain our brand recognition, our revenues and profitability could be adversely affected.

Inability to anticipate changes in consumer preferences may result in decreased demand for products, which could have an adverse impact on our future growth and operating results.
      Our success depends in part on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers. Consumer preferences change, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our operating results to suffer.

Future product recalls or safety concerns could adversely impact our results of operations.
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

Government regulation could adversely impact our results of operations and financial condition.
      As a producer and marketer of food items, we are subject to regulation by various federal, state and local government entities and agencies with respect to production processes, product quality, packaging, labeling, storage and distribution. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, future regulation by these agencies, the military action in Iraq and the continuing threat of terrorist attacks, could increase our commodity and service costs and have material adverse effect on our results of operations and financial condition.

Any business disruption due to political instability, armed hostilities, incidents of terrorism or natural disasters could adversely impact our financial performance.
      If terrorist activity, armed conflict, political instability or natural disasters occur in the U.S. or other locations, such events may disrupt manufacturing, labor and other aspects of our business. In the event of such incidents, our business and financial performance could be adversely affected.

Our articles of incorporation, bylaws, and shareholder rights plan and Georgia law may inhibit a change in control that you may favor.
      Our articles of incorporation and bylaws, shareholder rights plan and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

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

Item 1B.	Unresolved Staff Comments.
      None
Executive Offices
      The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.
Executive Officers of Flowers Foods
      The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects all executive officers for one-year terms with the exception of the positions of President and Chief Operating Officer — Flowers Foods Bakeries Group and President and Chief Operating Officer — Flowers Foods Specialty Group, which are appointed by the Chairman of the Board, President and Chief Executive Officer to hold office until they resign or are removed.
EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 60 Chairman of the Board, President and Chief Executive Officer	Mr. Deese has been Chairman of the Board, President and Chief Executive Officer of Flowers Foods since January 2006. Mr. Deese previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Jimmy M. Woodward Age 45 Senior Vice President and Chief Financial Officer	Mr. Woodward has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2002. Mr. Woodward previously served as Vice President and Chief Financial Officer from November 2000 until September 2002. Prior to that, he served as Vice President and Chief Financial Officer at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time.

Gene D. Lord Age 58 President and Chief Operating Officer — Flowers Foods Bakeries Group	Mr. Lord has been President and Chief Operating Officer of Flowers Foods Bakeries Group since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Name, Age and Office	Business Experience

Allen L. Shiver Age 50 President and Chief Operating Officer — Flowers Foods Specialty Group	Mr. Shiver has been President and Chief Operating Officer of Flowers Foods Specialty Group since April 2003. Mr. Shiver previously served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Stephen R. Avera Age 49 Senior Vice President, Secretary and General Counsel	Mr. Avera has been Senior Vice President, Secretary and General Counsel of Flowers Foods since September 2004. Mr. Avera previously served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 55 Senior Vice President-Supply Chain	Mr. Beaty has been Senior Vice President-Supply Chain of Flowers Foods since September 2002. Mr. Beaty previously served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 52 Senior Vice President of Corporate Relations	Ms. Turner has been Senior Vice President of Corporate Relations of Flowers Foods since July 2004. Ms. Turner previously served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Affairs of Flowers Industries for more than five years prior to that time.

Item 2.	Properties
      The company currently operates 36 production facilities, of which 34 are owned and two are leased, as indicated below. We consider that our properties are well maintained and sufficient for our present operations. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama	Lafayette, Louisiana
Opelika, Alabama	New Orleans, Louisiana
Tuscaloosa, Alabama	Goldsboro, North Carolina
Batesville, Arkansas	Jamestown, North Carolina
Pine Bluff, Arkansas	Morristown, Tennessee
Bradenton, Florida	Denton, Texas
Jacksonville, Florida	El Paso, Texas
Miami, Florida	Houston, Texas
Atlanta, Georgia	San Antonio, Texas
Savannah, Georgia	Tyler, Texas
Thomasville, Georgia	Lynchburg, Virginia
Tucker, Georgia (Leased)	Norfolk, Virginia
Villa Rica, Georgia	Bluefield, West Virginia
Baton Rouge, Louisiana
Flowers Specialty
Montgomery, Alabama	London, Kentucky
Ft. Smith, Arkansas	Winston-Salem, North Carolina
Texarkana, Arkansas	Cleveland, Tennessee
Atlanta, Georgia	Crossville, Tennessee
Suwanee, Georgia (Leased)

Item 3.	Legal Proceedings
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
      On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit, were previously recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
      Shares of Flowers Foods common stock have been quoted on the New York Stock Exchange under the symbol “FLO” since March 28, 2001. The following table sets forth quarterly dividend information and the high and low closing sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2005			FY 2004

	Market Price		Dividend	Market Price		Dividend

Quarter	High	Low		High	Low

First	$21.12	$18.09	$0.083	$18.47	$15.80	$0.067
Second	25.34	18.62	0.100	18.59	14.09	0.083
Third	28.47	24.15	0.100	18.04	16.00	0.083
Fourth	30.61	24.85	0.100	21.45	16.07	0.083
      On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005 and 22.6 million shares were issued on July 1, 2005. All references to number of shares (other than the amount of common stock shown as issued and the number of shares held in treasury on the January 1, 2005 Consolidated Balance Sheet and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005) or per share amounts herein, unless otherwise noted reflect the 3-for-2 stock split on a retroactive basis.
      As of February 17, 2006, there were approximately 4,221 holders of record of our common stock.
Dividends
      The declaration and payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. The company amended and restated its $150.0 million unsecured credit agreement in October 2004, and, under the terms of the credit agreement, the company has no direct restrictions on dividends.
Securities Authorized for Issuance Under Compensation Plans
      The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
	Rights	Warrants and Rights	Column(a))

Plan Category	(a)	(b)	(c)

(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	3,306	$11.14	3,839
Equity compensation plans not approved by security holders	—	—	—

Total	3,306	$11.14	3,839

      Under the company’s compensation plans, the board of directors is authorized to grant a variety of stock-based awards, including restricted stock awards, to its directors and certain of its employees. The number of securities set forth in column (c) above includes shares of restricted stock available for future issuance under the company’s compensation plans. See Note 16 of Notes to Consolidated Financial Statements for further information.
Issuer Purchases of Equity Securities
      On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. Shares used by employees to satisfy income tax withholding liabilities upon the exercise of stock options are deemed as repurchases under the plan. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2005 under the stock repurchase plan.

				Maximum
				Number of
			Total Number of	Shares that
			Shares Purchased	May Yet Be
		Average	as Part of	Purchased
		Price	Publicly	Under the
	Total Number of	Paid per	Announced Plan	Plans or
Period	Shares Purchased	Share	or Programs	Programs

	(Amounts in thousands, except price data)
October 9, 2005-November 5, 2005	—	$—	—	6,348
November 6, 2005-December 3, 2005	115	$26.22	115	6,233
December 4, 2005-December 31, 2005	414	$27.33	414	5,819

Total	529	$27.09	529

Item 6.	Selected Financial Data
      The selected consolidated historical financial data presented below as of and for the fiscal years 2005, 2004, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

			For the 53
	For the 52 Weeks Ended		Weeks Ended	For the 52 Weeks Ended

	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001

	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$1,715,869	$1,551,308	$1,452,995	$1,328,607	$1,299,490
Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	65,762	56,029	52,804	43,485	9,018
Minority interest in variable interest entity	(2,904)	(1,769)	—	—	—
Loss from discontinued operations, net of income tax benefit	(1,627)	(3,486)	(38,146)	(37,362)	(23,311)
Cumulative effect of a change in accounting principle, net of income tax benefit(1)	—	—	—	(23,078)	—
Net income (loss)	$61,231	$50,774	$14,658	$(16,955)	$(14,293)
Income from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$0.99	$0.80	$0.77	$0.63	$0.13
Cash dividends per common share	$0.38	$0.32	$0.22	$0.02	$—

			For the 53
	For the 52 Weeks Ended		Weeks Ended	For the 52 Weeks Ended

	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001

	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total assets(2)	$851,069	$875,648	$847,239	$1,102,502	$1,099,691
Long-term debt	$74,403	$22,578	$9,866	$223,133	$242,057

(1)	Goodwill impairment charge resulting from adoption of SFAS 142 for the 52 weeks ended December 28, 2002.

(2)	Includes assets of discontinued operations relating to Mrs. Smith’s Bakeries’ frozen dessert business of $243.1 million and $298.3 million at December 28, 2002 and December 29, 2001, respectively. Assets sold during the year ended January 3, 2004 relating to Mrs. Smith’s Bakeries’ frozen dessert business were $243.4 million.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
      The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.
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
      The principal elements comprising the company’s production costs are ingredients, packaging materials, labor, natural gas and overhead. The major ingredients used in the production of the company’s products are flour, sugar and shortening. The company also uses paper products, such as corrugated cardboard and plastic to package its products. The prices of these materials are subject to significant volatility. The company has mitigated the effects of such price volatility in the past through its hedging programs, but may not be successful in protecting itself from fluctuations in the future. In addition to the foregoing factors, production costs are affected by the efficiency of production methods and capacity utilization.
      The company’s selling, marketing and administrative expenses are comprised mainly of distribution, logistics and promotional expenses. Distribution and logistics costs represent the largest component of the company’s cost structure, other than production costs, and are principally influenced by changes in sales volume and fuel costs. Additionally, the independent distributors receive a percentage of the wholesale price of sales to retailers and other customers. The company records these amounts as selling, marketing and administrative expenses.
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
      The consumer packaged goods industry has utilized scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). During 2001, the industry saw a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2005, the company recorded approximately $422.9 million in sales through PBS. The company estimates that by the end of fiscal 2006, it will have approximately $440.0 million in PBS sales. See Note 2 of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
      The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, of which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier, projected revenue using a reasonable multiplier and a discounted cash flow model using a reasonable discount rate. This fair value is compared to the net assets of the reporting unit, and if less than the net assets, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years ended December 31, 2005, January 1, 2005 or January 3, 2004.
      The company has intangible assets subject to amortization related to trademarks, customer lists and non-compete agreements acquired in acquisitions in prior years. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. This evaluation is performed by calculating the fair value of the individual intangible assets. The fair value is calculated as the sum of the present value of a hypothetical royalty rate multiplied by projected operating income (defined as earnings before interest and taxes) and the present value of the terminal value based on the Gordon growth model. This fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets were necessary for the fiscal years ended December 31, 2005, January 1, 2005 or January 3, 2004. The company also evaluates, at a time when events occur, whether its indefinite-lived intangible assets should be classified as definite-lived intangible assets to determine if such reclassification is appropriate.
      See Note 5 of Notes to Consolidated Financial Statements of this Form 10-K for further information relating to the company’s goodwill and other intangible assets.
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
      Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. The IRS has initiated audits of our tax returns as well as the returns of our predecessor, FII, for the tax years 2000 and 2001. In connection with our spin-off from FII in 2001, we agreed to remain obligated for tax liabilities arising prior to the date of the spin-off. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such exposures. While the ultimate outcome cannot be predicted with certainty, we do not currently believe that these audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 20 of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.
      Pension Obligations. The company records pension costs and the liabilities related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. The company’s fiscal 2005 pension expense was $6.4 million. During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006. As a result of the curtailment, a charge of $0.2 million was recorded in the third quarter of fiscal 2005 due to accelerated recognition of prior service costs. The company had an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan were reduced by benefits provided under the defined benefit pension plan. This supplemental plan was terminated and benefits of $0.6 million were paid to the covered employees during the fourth quarter of fiscal 2005. This termination resulted in settlement costs of $0.1 million during fiscal 2005. The company expects pension income of approximately $3.2 million for fiscal 2006. A quarter percentage point change in the discount rate would impact the company’s fiscal 2005 expense by approximately $1.1 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2005 pension expense by approximately $0.5 million on a pre-tax basis.
      The discount rate used by the company reflects rates at which pension benefits could be effectively settled. As permitted under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the company has historically used rates of return on high-quality fixed income investments, such as those included in the Moody’s Aa Bond Index, to determine its discount rate. The historical reference to the Moody’s yield is characterized as a proxy for the discount rate that would have been generated through a more rigorous cash flow matching technique. During fiscal 2005, the company determined it appropriate to refine the prior estimation approach to use a more rigorous cash flow matching technique to select the discount rate as the use of the Moody’s index as a proxy has declined. Given the current market dynamics, the company believes the cash flow matching technique provides a better estimate of the discount rate than the Moody’s index.
      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 11.0% (net of investment expenses). Based on this historical annual return on plan assets, the company believes a long-term rate of return assumption of 8.0% for fiscal 2006 is reasonable. The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% debt securities, 0-40% other diversifying strategies (including, but not limited to, absolute return funds), 0-25% real estate and 0-25% cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. The company includes an explicit investment management expense assumption in its calculation of annual pension cost. Therefore, the return on asset rate reflects long-term expected returns before investment expenses. Beginning in fiscal 2006, pension costs will not include an explicit investment management expense assumption and the return on asset rate will reflect long-term expected returns net of investment expenses.
      The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future service of plan participants. The total unrealized loss as of the fiscal 2005 measurement date of September 30, 2004 for all of the pension plans the company sponsors was $45.9 million. An amortization of unrealized losses of $2.0 million was required during fiscal 2005. The total unrealized loss as of the fiscal 2006 measurement date of September 30, 2005 for all of the pension plans the company sponsors was $23.7 million. These unrecognized losses are due to plan asset performance that was below expectations and actual experience that differed from the actuaries’ assumptions. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.
      During fiscal 2005, fiscal 2004 and fiscal 2003, the company contributed $25.0 million, $17.0 million and $11.0 million, respectively, to the defined benefit plan. The value of the company’s plan assets were below the accumulated benefit obligation (“ABO”) at its most recent plan measurement date. Accounting rules require that, if the ABO exceeds the fair value of pension plan assets, the employer must recognize a liability that is at least equal to the unfunded ABO. In the fourth quarter of fiscal 2005, the company recorded a minimum pension liability adjustment that increased other accumulated comprehensive income by $(3.1) million, net of income tax. Other balance sheet accounts impacted include deferred tax assets (decrease of $1.9 million), unfunded pension liability (decrease of $5.2 million), and an intangible asset related to unrecognized prior service costs (decrease of $0.3 million). Future pension contributions will depend on market conditions. During the first quarter of fiscal 2006, the company made a voluntary cash contribution of $14.0 million to the pension plan. The company does not intend to make further contributions to the pension plan during fiscal 2006. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.
      Distributor Accounting. The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes.” Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note.

In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale. A substantial decrease in the value of territories held for sale would have an adverse effect on the company’s results of operations.
Matters Affecting Analysis
      Reporting Periods. Fiscal 2005 and fiscal 2004 consisted of 52 weeks and fiscal 2003 consisted of 53 weeks.
      Hurricane Katrina. On August 29, 2005, Hurricane Katrina struck the gulf coast of the United States and caused catastrophic damage to the area, particularly New Orleans, Louisiana. The company operates a bakery in New Orleans, which was affected by the hurricane. The New Orleans bakery was out of operation until December 8, 2005 due to the many problems in the New Orleans area that were not within the company’s control. Following are details relating to the estimated costs associated with the hurricane incurred by us during fiscal 2005 (amounts in thousands):

Damaged inventory, uncollectible receivables, payroll costs and bakery clean-up	$2,178
Write-off of distributors’ notes receivable and settlement of routes	1,186
Estimated business interruption	1,301
Sugar contract replacement	780
Start-up costs associated with temporarily opened facility	744
Estimated incremental energy costs	845

Total	$7,034

      Excluding the $1.3 million of estimated business interruption, $3.2 million of the costs are reflected in materials, supplies, labor and other production costs and $2.5 million of the costs are reflected in selling, marketing and administrative costs. Due to a supply disruption caused by hurricane damage to a Louisiana sugar refinery with which the company had contracted to purchase sugar, the company was forced to purchase sugar from another supplier at a higher price. The company temporarily opened, until December 31, 2005, a manufacturing facility in Houston, Texas in order to fill its capacity short-fall due to the temporary idling of its New Orleans facility. The company filed initial insurance claims of $5.9 million relating to certain of the above costs and has received preliminary payments of $5.5 million. Of the proceeds received, $3.2 million and $2.3 million were allocated to materials, supplies, labor and other production costs and to selling, marketing and administrative expenses, respectively. Additional costs related to the hurricane will be incurred until such time the New Orleans facility is fully operational. The company maintains an aggregate $0.5 million deductible with its insurance carriers, which the company expects to be deducted from future reimbursements. The company also expects to file additional insurance claims related to the hurricane, but does not expect these claims to have a material effect on the company’s financial condition.
      Stock Split. On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and 22.6 million shares were issued on July 1, 2005. All share (other than the amounts of common stock shown as issued and the number of shares held in treasury on the January 1, 2005 Consolidated Balance Sheet and the Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for fiscal years ended December 28, 2002, January 3, 2004 and January 1, 2005) and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
      Sale of Mrs. Smith’s Bakeries’ Frozen Dessert Business in Fiscal 2003. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred to Flowers Bakeries from Flowers Specialty. For purposes of this Form 10-K, the discussion relates to our Flowers Bakeries and Flowers Specialty business units as these businesses are currently operated. The frozen dessert business of Mrs. Smith’s Bakeries sold is reported as a discontinued operation. Because the Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimates of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.
      Acquisitions. On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal, with annual sales of approximately $24.0 million, produces cookies, cereal bars and creme-filled cakes.
      On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets. The company temporarily opened the bakery from September 10, 2005 until December 31, 2005 in order to fill its capacity short-fall due to the temporary idling of the company’s New Orleans bakery as a result of Hurricane Katrina as discussed above.
Information on Certain Other Charges

Fiscal 2003
      Legal Settlement Charge. On March 25, 2002, in Trans American Brokerage, Inc. (“TAB”) vs. Mrs. Smith’s Bakeries, Inc., an arbitration brought before the American Arbitration Association, an arbitrator found against Mrs. Smith’s Bakeries and issued an interim award for damages in the amount of $9.8 million plus approximately $0.8 million representing costs and reasonable attorneys’ fees incurred by the plaintiff. The company recorded a $10.0 million charge ($6.2 million, net of income tax benefit) in discontinued operations for the fiscal year ended December 29, 2001 for estimated total probable costs (including attorney’s fees and expenses) of this dispute. On June 11, 2002, an arbitrator issued a final award for damages in the amount of the interim award. The award also provided for the accrual of interest until it was settled or paid. As of December 28, 2002, the company had accrued a total of $11.5 million related to this award. On April 22, 2003, the company paid $9.0 million to TAB to settle the arbitration award. As a result, the company reversed $2.5 million from accrued reserves into discontinued operations under Mrs. Smith’s Bakeries operating loss for the first quarter of fiscal 2003.
Results of Operations
      The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended

	December 31, 2005	January 1, 2005	January 3, 2004

Sales	100.00%	100.00%	100.00%
Gross margin	49.79	49.76	50.44
Selling, marketing, and administrative expenses	40.54	40.80	41.36
Depreciation and amortization	3.46	3.66	3.71
Net interest income	(0.37)	(0.57)	(0.54)
Income from continuing operations before income taxes and minority interest	6.16	5.87	5.91
Net income	3.57	3.27	1.01

Fifty-Two Weeks Ended December 31, 2005 Compared to Fifty-Two Weeks Ended January 1, 2005

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended

	December 31, 2005		January 1, 2005

	$	%	$	%	% Increase

	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$868,655	50.6%	$781,881	50.4%	11.1%
Store Branded Retail	192,350	11.2	173,360	11.2	11.0%
Foodservice and Other	654,864	38.2	596,067	38.4	9.9%

Total	$1,715,869	100.0%	$1,551,308	100.0%	10.6%

      The 10.6% increase in sales was attributable to favorable product mix shifts and increased volume of 6.6%, while price increases contributed 4.0%. The 6.6% increase in mix and volume resulted from growth in the company’s core business of 4.1%, the expansion of the company’s DSD system into new markets and new products, which contributed 0.9%, the September 2004 acquisition in Texas, which contributed 1.2% and the September 2005 acquisition of Royal Cake Company, which contributed 0.4%. The increase in branded retail sales was due primarily to increases in volume. The company’s branded white bread labels and its Nature’s Own products are the key components of these sales. The increase in store branded retail sales was due to volume and price increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume.

Flowers Bakeries Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended

	December 31, 2005		January 1, 2005

	$	%	$	%	% Increase

	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$781,322	57.7%	$713,667	58.6%	9.5%
Store Branded Retail	169,027	12.5	148,821	12.2	13.6
Foodservice and Other	403,269	29.8	356,168	29.2	13.2

Total	$1,353,618	100.0%	$1,218,656	100.0%	11.1%

      The 11.1% increase in sales was attributable to volume increases and favorable product mix shifts of 8.0%, while price increases contributed 3.1%. 1.6% of the mix and volume increase is related to the September 2004 acquisition in Texas. The increase in branded retail sales was due primarily to increases in volume. Flowers Bakeries’ branded white bread labels and its Nature’s Own products are the key components of these sales. The increase in store branded retail sales was primarily due to increased volume. The increase in foodservice and other sales was primarily due to volume increases and favorable product mix shifts.

Flowers Specialty Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended

	December 31, 2005		January 1, 2005
					% Increase
	$	%	$	%	(Decrease)

	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$87,333	24.1%	$68,214	20.5%	28.0%
Store Branded Retail	23,323	6.4	24,539	7.4	(5.0)
Foodservice and Other	251,595	69.5	239,899	72.1	4.9

Total	$362,251	100.0%	$332,652	100.0%	8.9%

      The 8.9% increase in sales was attributable to favorable product mix shifts, net of volume declines, of 2.5%, while price increases contributed 6.4%. 2.0% of the 2.5% mix and volume increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was the result of favorable pricing, positive mix shifts and increased volume. The decrease in store branded retail sales was due to decreased volume, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing, partially offset by decreased volume. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, which more than offset volume gained in frozen bread and rolls within the foodservice channel. The company expects to replace lower margin contract snack cake production with sales of higher margin branded products. Flowers Specialty recorded sales of approximately $15.0 million in fiscal 2005 relating to the introduction of a new product in the first quarter of fiscal 2005 by a foodservice customer. Although the company believes sales of this product to the customer will continue, the company cannot guarantee this level of sales on an on-going basis.
      Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the fiscal year ended December 31, 2005 was $854.3 million, or 10.7% higher than gross margin reported for the prior fiscal year of $771.9 million. As a percent of sales, gross margin remained unchanged at 49.8% as compared to the prior year. Costs associated with the hurricane discussed above and higher labor, energy and packaging costs were offset by increased sales and lower ingredient costs. The decrease in ingredient costs was primarily attributable to lower prices for eggs, sweetener and cocoa.
      Flowers Bakeries’ gross margin decreased to 55.2% of sales for the fiscal year ended December 31, 2005, compared to 55.9% of sales for the prior year. This decrease was primarily the result of costs associated with the hurricane and increases in ingredient, labor, packaging and energy costs. These negative items were partially offset by increased sales and insurance proceeds received related to the hurricane discussed above. Historically, the company has included the difference between actual and budgeted flour cost at the corporate level, but effective the first quarter of fiscal 2005, the company recorded this difference in the results of each of its operating segments. The impact of this change for fiscal 2005 was to reduce gross margin at Flowers Bakeries 0.4%.
      Flowers Specialty’s gross margin increased to 29.5% of sales for fiscal 2005, compared to 28.6% of sales for fiscal 2004. This increase was primarily a result of higher sales and lower ingredient costs. The lower ingredient costs were primarily attributable to decreases in the costs of mixes, eggs and cocoa, partially offset by higher dry sugar and flour costs. These positive items were partially offset by increased utility and repairs and maintenance costs and outside purchases resulting from capacity shortages.
      Selling, Marketing and Administrative Expenses. For fiscal 2005, selling, marketing and administrative expenses were $695.7 million, or 40.5% of sales as compared to $632.9 million, or 40.8% of sales reported for fiscal 2004.
      Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $593.0 million, or 43.8% of sales during fiscal 2005, as compared to $537.4 million, or 44.1% of sales during fiscal 2004. The decrease as a percent of sales was primarily due to increased sales, lower compensation and advertising costs and a $1.4 million settlement received as part of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities. Partially offsetting these positive items were costs related to the hurricane and increased distribution costs associated with geographic expansion of the company’s DSD system.
      Flowers Specialty’s selling, marketing and administrative expenses were $73.4 million, or 20.3% of sales during fiscal 2005, as compared to $63.7 million, or 19.2% of sales during fiscal 2004. The increase as a percent of sales was primarily attributable to higher distribution expenses, partially offset by increased sales and lower labor costs.
      Depreciation and Amortization. Depreciation and amortization expense was $59.3 million for fiscal 2005, an increase of 4.7% from fiscal 2004, which was $56.7 million.
      Flowers Bakeries’ depreciation and amortization expense increased to $47.8 million for fiscal 2005 from $45.7 million in fiscal 2004. This increase was primarily the result of increased depreciation expense of $2.0 million due to recent capital expenditures.
      Flowers Specialty’s depreciation and amortization expense of $11.6 million for fiscal 2005 remained relatively unchanged as compared to $11.5 million for fiscal 2004.
      Net Interest Income. For fiscal 2005, net interest income was $6.3 million, a decrease of $2.5 million for fiscal 2004, which was $8.8 million. The decrease was primarily related to an increase in interest expense of $2.9 million primarily as a result of borrowings under the company’s credit facility to fund two large stock repurchases discussed below under Liquidity and Capital Resources.
      Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for fiscal 2005 was $105.6 million, an increase of $14.5 million from the $91.1 million reported for fiscal 2004.
      The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $9.1 million, Flowers Specialty of $1.7 million and a decrease of $6.2 million in unallocated corporate expenses. Partially offsetting these positive items was a decrease in net interest income of $2.5 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower advertising and stock compensation costs and the class action lawsuit settlement discussed above. These positive items were partially offset by costs associated with the hurricane, increased labor and utility costs and the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs discussed above. The improvement at Flowers Specialty was primarily a result of higher sales and lower ingredient and labor costs. The decrease in unallocated corporate expenses was primarily due to the change in the first quarter of fiscal 2005 in allocating the difference in actual and budgeted flour costs as discussed above and lower pension costs. See Net Interest Income above for a discussion of the decrease in this area.
      Income Taxes. The effective tax rate for fiscal 2005 was 37.7% compared to 38.5% for fiscal 2004. This decrease is primarily the result of an increase in the non-taxable earnings of a consolidated variable interest entity and a $0.4 million tax benefit associated with deductions under the American Jobs Creation Act of 2004. These items were partially offset by $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter of fiscal 2005 based on the outcome of a state tax audit that began in the first quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the non-taxable earnings of the consolidated variable interest entity.
      Minority Interest. Minority interest represents all the earnings of the company’s variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 12 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE.
      Discontinued Operations. As discussed in Note 4 of Notes to Consolidated Financial Statements of this Form 10-K, the company and Schwan, on September 22, 2005, reached a final settlement regarding all claims in connection with the sale in April 2003 of the company’s Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. This settlement included a payment of $2.0 million. This payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefits, are included in discontinued operations for fiscal 2005. The other charges include an adjustment of $0.2 million, net of tax benefit, relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Item 3. Legal Proceedings of this Form 10-K.
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
Fifty-Two Weeks Ended January 1, 2005 Compared to Fifty-Three Weeks Ended January 3, 2004
      Consolidated Sales. For the fifty-two weeks ended January 1, 2005, sales were $1,551.3 million, or 6.8% higher than sales for the same period of the prior fiscal year, which were $1,453.0 million. Of the increase, volume, price and mix contributed 2.5% (negatively impacted 1.7% due to the additional week in the prior fiscal year and positively impacted 0.9% due to business acquired from the Sara Lee Bakery Group), 3.0% and 0.4%, respectively. In addition, sales were favorably affected 0.9% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 50% of total sales. These sales, driven by the company’s Nature’s Own products, increased 5.6% due to increases in pricing and volume, partially offset by volume decreases from the additional week in the prior fiscal year. Store branded retail sales represented approximately 11% of total sales and increased 2.5% primarily due to increased volume, as well as favorable pricing, partially offset by volume decreases from the additional week in the prior fiscal year. Foodservice and other sales represented approximately 39% of total sales and were up 8.5% over the same period of fiscal 2003 due to volume and pricing increases, partially offset by volume decreases from the additional week in the prior fiscal year.
      Flowers Bakeries Sales. Flowers Bakeries’ sales for the fiscal year ended January 1, 2005 were $1,218.7 million, or 6.4% higher than the same period of the prior fiscal year, which were $1,145.3 million. Of the increase, volume, price and mix contributed 2.4% (negatively impacted 1.7% due to the additional week in the prior fiscal year and positively impacted 1.1% due to business acquired from the Sara Lee Bakery Group), 2.7% and 0.2%, respectively. In addition, sales were favorably affected 1.1% as a result of the consolidation of a VIE in accordance with FIN 46. Branded retail sales represented approximately 59% of total sales. These sales, driven by the company’s Nature’s Own products, increased 5.0% due to increases in pricing and volume, partially offset by volume decreases from the additional week in the prior fiscal year. Store branded retail sales represented approximately 12% of total sales and increased 1.4% due to increased pricing and volume, partially offset by volume decreases due to the additional week in the prior fiscal year. Foodservice and other sales represented approximately 29% of total sales and were up 10.3% over the same period of fiscal 2003 primarily due to volume increases and to a lesser extent pricing, partially offset by volume decreases due to the additional week in the prior fiscal year.

      Flowers Specialty Sales. Flowers Specialty’s sales for the fiscal year ended January 1, 2005 were $332.7 million, or 8.1% higher than sales in the comparable period of the prior fiscal year, which were $307.7 million. Of the increase, volume, price and mix contributed 3.0% (negatively impacted 1.7% due to the additional week in the prior fiscal year), 3.7% and 1.4%, respectively. Branded retail sales represented approximately 21% of total sales and were up 12.8% over the same period of the prior fiscal year. The increase was due to favorable pricing and volume increases, partially offset by volume decreases due to the additional week in the prior fiscal year. Store branded retail sales represented approximately 7% of total sales and increased 10.5% primarily due to increased volume, partially offset by volume decreases due to the additional week in the prior fiscal year. Foodservice and other sales (which include contract production and vending) represented approximately 72% of total sales and were up 6.3% over the comparable period of fiscal 2003 primarily due to volume and price increases, partially offset by volume decreases due to the additional week in the prior fiscal year.
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
      Discontinued Operations. The loss from discontinued operations for the fiscal year ended January 1, 2005 decreased to $3.5 million, net of income tax, as compared to $38.1 million, net of income tax, for the fiscal year ended January 3, 2004. The decrease was primarily attributable to the sale and wind down of the Mrs. Smith’s Bakeries’ frozen dessert business completed during the second quarter of fiscal 2003 at which time all known costs were recognized.
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
Liquidity and Capital Resources
      Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock, when appropriate.
      The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 11 of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.
      Flowers Foods’ cash and cash equivalents decreased to $11.0 million at December 31, 2005 from $47.5 million at January 1, 2005. The decrease of $36.5 million resulted from the net of $114.0 million provided by operating activities, $70.5 million disbursed for investing activities and $80.0 million disbursed for financing activities. Included in cash and cash equivalents at December 31, 2005 is $3.2 million related to the company’s VIE, none of which is available for use by the company.
      Cash Flows Provided by Operating Activities. Net cash of $114.0 million provided by operating activities consisted primarily of $61.2 million in net income adjusted for certain non-cash items of $98.1 million and partially offset by working capital activities of $45.3 million. The net cash disbursed for working capital consisted primarily of contributions of $25.0 million to the company’s pension plan discussed below and $13.4 million paid upon the vesting of one of the company’s stock appreciation rights awards as discussed in Note 16 of Notes to Consolidated Financial Statements of this Form 10-K.
      Pension Obligation. During fiscal 2005, the company made a voluntary cash contribution of $25.0 million to its defined benefit plan. These contributions were funded from the company’s internally generated funds and are tax deductible. Although these contributions were not required to be made by the minimum funding requirements of ERISA, the company believes that, due to its strong cash flow and balance sheet, this was an appropriate time to make the contributions in order to reduce the impact of future contributions. The value of the company’s plan assets remained below the ABO at its most recent plan measurement date. During the first quarter of fiscal 2006, the company made a voluntary cash contribution of $14.0 million to the pension plan. The company does not intend to make further contributions to the pension plan during fiscal 2006. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
      Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities for fiscal 2005 of $70.5 million included capital expenditures of $58.8 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $51.0 million and $6.3 million, respectively. The company estimates capital expenditures of approximately $58.0 million to $63.0 million during fiscal 2006. The company also leases certain production machinery and equipment through various operating leases. In addition, $9.9 million was used to fund the acquisition of substantially all the assets of Royal Cake Company, Inc.
      Cash Flows Disbursed for Financing Activities. Net cash of $80.0 million disbursed for financing activities consisted primarily of stock repurchases and dividends paid of $124.4 million and $23.7 million, respectively. These items were offset by borrowings of $170.0 million under the company’s credit facility and proceeds of $6.4 million from the exercise of stock options. During fiscal 2005, $120.0 million of the borrowings under the company’s credit facility were repaid.
      Credit Facility. On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that provides for lower rates on future borrowings and less restrictive loan covenants than the company’s former credit facility. The credit facility provides for total borrowings of up to $150.0 million through October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of December 31, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
      Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. There was $50.0 million borrowed under the credit facility at December 31, 2005.
      Credit Rating. The company’s credit rating by Standard and Poor’s as of December 31, 2005 was BBB-. The company’s credit rating by Fitch Ratings as of December 31, 2005 was BBB-. The company’s credit rating by Moody’s Investor Service as of December 31, 2005 was Ba2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
      Sale of Mrs. Smith’s Bakeries. In anticipation of the Schwan transaction, during the first quarter of fiscal 2003, the company gave notice to lessors of its intent to pay off certain equipment leases. As a result, the company accrued $4.8 million in lease termination fees, of which $4.3 million was included in discontinued operations during the first quarter of fiscal 2003.
      Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the company’s frozen dessert business to Schwan of $5.7 million for the fifty-three weeks ended January 3, 2004 was included in discontinued operations.
      Dividends. During fiscal 2005, the Board of Directors declared dividends totaling $0.383 per share on the company’s common stock. Dividends paid during fiscal 2005 totaled $23.7 million.
      Stock Repurchase Plan. On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. Shares used by employees to satisfy income tax withholding liabilities upon the exercise of stock options are deemed as repurchases under the plan. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 31, 2005, 9,432,166 shares at a cost of $183.5 million have been purchased under this plan. Included in these amounts are 5,957,376 shares at a cost of $124.4 million purchased during fiscal 2005. Included in the stock repurchases during fiscal 2005 are 3.2 million shares purchased from an institutional holder valued at $59.5 million and 0.9 million shares from an individual holder valued at $20.5 million. The company drew upon its $150.0 million credit facility to fund these purchases.
      Income Taxes. The company has experienced minimal federal cash tax payments since 1999 due primarily to net operating loss carryovers. However, beginning in fiscal 2005, the company began making estimated federal tax payments because the net operating loss carryovers had been fully utilized. These payments totaled $20.5 million during fiscal 2005 and were funded with cash flows from operations.
      Distributor Arrangements. The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price and interest paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.8 million as of December 31, 2005 and January 1, 2005, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held an aggregate of $79.3 million and $82.1 million as of December 31, 2005 and January 1, 2005, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $16.4 million and $13.0 million as of December 31, 2005 and January 1, 2005, respectively, of territories held for sale.
      A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, in certain instances in prior periods, the company guaranteed the leases. In fiscal 2001, the company ceased its practice of guaranteeing leases to third party financial institutions for independent distributors. There were $0.9 million and $1.5 million for fiscal 2005 and fiscal 2004 of leases, respectively, subject to these guarantees. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company subleases the truck from the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 31, 2005 and January 1, 2005, the company operated 366 and 304 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at December 31, 2005 and January 1, 2005, the maximum obligation associated with these truck leases was approximately $10.1 million and $9.0 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.
      Special Purpose Entities. At December 31, 2005 and January 1, 2005, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.
      Contractual Obligations and Commitments. The following table summarizes the company’s contractual obligations and commitments at December 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year

	(Amounts in thousands)
					2010 and
	2006(3)	2007	2008	2009	Thereafter

Contractual Obligations:
Long-term debt	$623	$870	$364	$50,379	$1,953
Capital leases	4,029	4,211	3,920	3,888	8,818
Interest on capital leases	1,541	1,262	991	742	819
Non-cancelable operating lease obligations(1)	23,396	20,286	18,616	17,013	60,205
Purchase obligations(2)	61,058	—	—	—	—

Total contractual cash obligations	$90,647	$26,629	$23,891	$72,022	$71,795

	Amounts Expiring by Fiscal Year

	(Amounts in thousands)
					2010 and
	2006	2007	2008	2009	Thereafter

Commitments:
Standby letters of credit(4)	$4,249	$—	$—	$—	$—
Truck lease guarantees	312	375	—	—	173

Total commitments	$4,561	$375	$—	$—	$173

(1)	Does not include lease payments expected to be incurred in fiscal year 2006 related to distributor vehicles and other short-term or cancelable operating leases.

(2)	Represents the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133.

(3)	Although not obligated to do so, the company made a $14.0 million voluntary cash contribution to fund its pension plan during the first quarter of fiscal 2006. This contribution is not included in the table above.

(4)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the Company as of December 31, 2005.
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
      On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain non-product liability claims were asserted by Schwan. These claims are not covered by the insurance policy and are the company’s responsibility. On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale. The terms of the settlement consisted of a payment by the company to Schwan of $2.0 million, which is recorded in discontinued operations. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through December 31, 2005.
New Accounting Pronouncements
      Inventory Costs. In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. The company is currently evaluating the impact of this pronouncement, but does not expect it to have a material effect on its results of operations or financial condition.
      Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires the value of employee stock options and similar awards be expensed. On April 14, 2005, the SEC approved a new rule applicable to public companies that delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R was effective for annual periods that begin after June 15, 2005, which was the company’s fiscal year 2006 beginning on January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. See the SFAS 123 pro forma disclosure in Note 2 for the effect that currently outstanding stock options would have on the company’s results of operations. In accordance with FASB Staff Position FAS 123(R)-3, Transaction Election to Accounting for the Tax Effects

of Share-Based Payment Awards, the company anticipates applying the short-cut method for determining its Capital in Excess of Par Value Pool, however the company continues to evaluate such implementation.
      As of December 31, 2005, the company had outstanding a stock option award granted on July 16, 2003, which will vest on July 16, 2007. Also, on January 3, 2006, the company awarded certain key employees: (i) restricted stock, which contains certain performance and market conditions, that are subject to vesting on January 3, 2008 and (ii) stock options that will vest on January 3, 2009. As a result of the adoption of SFAS 123R as of January 1, 2006, the company estimates it will record expense of approximately $5.6 million in fiscal 2006 relating to its stock-based awards.
      Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The application of FSP 109-1 provided a tax benefit of $0.4 million and reduced the company’s effective tax rate approximately 0.4% for fiscal year 2005.
      Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. During fiscal 2005, the company evaluated the effect of this pronouncement on the company. It was determined the company would have an insignificant obligation under FIN 47. The company will continue to monitor existing issues and any new issues that may arise covered by FIN 47.
      Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections beginning in the company’s fiscal year 2006 which began on January 1, 2006.
Information Regarding Non-GAAP Financial Measures
      The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP financial measure, to measure the performance of the company and its operating divisions. EBITDA is used as the primary performance measure in the company’s Annual Executive Bonus Plan. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and certain other items, such as, asset impairments, separation and other contractual expenses and restructuring charges, should they occur. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because they assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely-accepted financial indicator of a company’s ability to incur and service indebtedness.
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
Commodity Price Risk
      The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At December 31, 2005, the fair market value of the company’s commodity derivative portfolio was $3.6 million. Of this fair value, $3.5 million is based on quoted market prices and $0.1 million is based on models and other valuation methods. $3.7 million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of December 31, 2005, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $9.0 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
Interest Rate Risk
      From time to time, the company enters into interest rate swap agreements in order to reduce its overall interest rate risk. On December 31, 2005, there were no interest rate swaps outstanding and therefore no fair value reflected in the balance sheet.
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
      Additionally, on October 25, 2002, in connection with the acquisition of Ideal, the company acquired two interest rate swaps with initial notional amounts of $1.7 million each, designated as cash flow hedges of the outstanding borrowings of that company. These two interest rates swaps expired in October 2004.

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
      Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting:
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
      The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 28, 2006 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.
      We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors, which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at http://www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.
      Our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 14, 2005 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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
      1. Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004.

Consolidated Balance Sheets at December 31, 2005 and January 1, 2005.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004.

Notes to Consolidated Financial Statements.
      2. Financial Statement Schedule of the Registrant

Schedule II — Valuation and Qualifying Accounts — for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004.
      3. Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No.		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No.			Name of Exhibit

4.3		—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1		—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2		—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5		—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6		—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7		—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

*10	.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

10.12		—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13		—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14		—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15		—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

*10	.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

*10	.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

Exhibit
No.			Name of Exhibit

*21		—	Subsidiaries of Flowers Foods, Inc.

*23		—	Consent of Independent Registered Public Accounting Firm.

*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Year Ended December 31, 2005.

* Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2006.

FLOWERS FOODS, INC.

/s/ GEORGE E. DEESE

George E. Deese
Chairman of the Board, President and
Chief Executive Officer

/s/ JIMMY M. WOODWARD

Jimmy M. Woodward
Senior Vice President, Chief Financial
Officer and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board, President and Chief Executive Officer	March 1, 2006

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 1, 2006

/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 1, 2006

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 1, 2006

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	March 1, 2006

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	March 1, 2006

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 1, 2006

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	March 1, 2006

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 1, 2006

/s/ MELVIN T. STITH, PH.D Melvin T. Stith, Ph.D.	Director	March 1, 2006

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 1, 2006

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 1, 2006

FLOWERS FOODS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004	F-4
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004	F-6
Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of Flowers Foods, Inc.:
      We have completed integrated audits of Flowers Foods, Inc.’s December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2006

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the	For the	For the
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands, except per share data)
Sales	$1,715,869	$1,551,308	$1,452,995
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	861,583	779,437	720,162
Selling, marketing and administrative expenses	695,656	632,895	601,013
Depreciation and amortization	59,344	56,702	53,935

Income from operations	99,286	82,274	77,885
Interest expense	3,576	660	1,922
Interest income	(9,913)	(9,486)	(9,904)

Income from continuing operations before income taxes and minority interest	105,623	91,100	85,867
Income tax expense	39,861	35,071	33,063

Income from continuing operations before minority interest	65,762	56,029	52,804
Minority interest in variable interest entity	(2,904)	(1,769)	—

Income from continuing operations	62,858	54,260	52,804
Loss from discontinued operations, net of income tax benefit of $998, $2,183 and $23,174, respectively	(1,627)	(3,486)	(38,146)

Net income	$61,231	$50,774	$14,658

Net Income Per Common Share:
Basic:
Income from continuing operations	$1.02	$0.82	$0.78
Loss from discontinued operations, net of income tax benefit	(0.03)	(0.05)	(0.56)

Net income per share	$0.99	$0.77	$0.22

Weighted average shares outstanding	61,791	65,750	67,440

Diluted:
Income from continuing operations	$0.99	$0.80	$0.77
Loss from discontinued operations, net of income tax benefit	(0.03)	(0.05)	(0.56)

Net income per share	$0.96	$0.75	$0.21

Weighted average shares outstanding	63,579	67,455	68,652

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	January 1, 2005

	(Amounts in thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$11,001	$47,458

Accounts and notes receivable, net	120,751	117,736

Inventories, net:
Raw materials	11,042	9,661
Packaging materials	10,055	8,321
Finished goods	21,704	18,484

	42,801	36,466

Spare parts and supplies	23,241	21,384

Deferred income taxes	7,561	34,316

Other	32,215	12,532

	237,570	269,892

Property, Plant and Equipment:
Land	36,615	35,063
Buildings	222,131	211,629
Machinery and equipment	550,303	561,510
Furniture, fixtures and transportation equipment	82,777	75,781
Construction in progress	29,480	8,858

	921,306	892,841
Less: accumulated depreciation	(469,385)	(453,993)

	451,921	438,848

Notes Receivable	70,357	74,065

Assets Held for Sale — Distributor Routes	16,382	12,969

Other Assets	2,667	2,322

Goodwill	58,567	58,567

Other Intangible Assets, net	13,605	18,985

	$851,069	$875,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,652	$5,087
Accounts payable	83,801	73,902
Other accrued liabilities	85,822	112,033

	174,275	191,022

Long-Term Debt and Capital Leases	74,403	22,578

Other Liabilities:
Post-retirement/post-employment obligations	9,728	22,590
Deferred income taxes	42,569	42,171
Other	33,160	24,714

	85,457	89,475

Minority Interest in Variable Interest Entity	4,563	2,836

Commitments and Contingencies (Note 21)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common Stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 45,185,121 shares issued, respectively	678	452
Treasury stock — 7,457,637 shares and 2,040,068 shares, respectively	(148,747)	(52,366)
Capital in excess of par value	474,708	484,476
Retained earnings	198,567	160,988
Unearned compensation	(898)	(1,103)
Accumulated other comprehensive loss	(11,937)	(22,710)

	512,371	569,737

	$851,069	$875,648

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

		Common Stock
						Accumulated
				Capital		Other	Treasury Stock
	Comprehensive	Number of		in Excess		Comprehensive
	Income	Shares	Par	of Par	Retained	Income	Number of		Unearned
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Compensation	Total

	(Amounts in thousands, except share data)
Balances at December 28, 2002		29,985,375	$300	$483,142	$131,388	$(21,834)	—	$—	$—	$592,996
Net income	$14,658				14,658					14,658
Derivative instruments	8,522					8,522				8,522
Additional minimum pension liability	(5,066)					(5,066)				(5,066)

Comprehensive income	$18,114

Adjustment for 3 for 2 stock split (See Note 15)		15,060,250	151	(151)			(4,650)			—
Stock repurchases							(874,753)	(22,173)		(22,173)
Other		9,896		230	3					233
Exercise of stock options (includes income tax benefits of $200)		129,600	1	3,518			3,299	30		3,549
Dividends paid — $0.22 per common share					(15,068)					(15,068)

Balances at January 3, 2004		45,185,121	452	486,739	130,981	(18,378)	(876,104)	(22,143)	—	577,651
Net income	$50,774				50,774					50,774
Derivative instruments	(9,414)					(9,414)				(9,414)
Reduction in minimum pension liability	5,082					5,082				5,082

Comprehensive income	$46,442

Stock repurchases							(1,381,113)	(35,296)		(35,296)
Exercise of stock options (includes income tax benefits of $2,000)				(2,285)			153,629	3,467		1,182
Issuance of Restricted Stock Awards				22			63,520	1,606	(1,628)	—
Amortization of Restricted Stock Awards									525	525
Dividends paid — $0.316 per common share					(20,767)					(20,767)

Balances at January 1, 2005		45,185,121	452	484,476	160,988	(22,710)	(2,040,068)	(52,366)	(1,103)	569,737
Net Income	$61,231				61,231					61,231
Derivative instruments	7,729					7,729				7,729
Reduction in minimum pension liability	3,044					3,044				3,044

Comprehensive income	$72,004

Adjustment for 3-for-2 stock split (See Note 15)		22,590,375	226	(226)			(2,388,703)			—
Stock repurchases							(4,181,815)	(124,388)		(124,388)
Exercise of stock options (includes income tax benefits of $11,162)				(9,715)			1,127,891	27,320		17,605
Issuance and vesting of Restricted Stock Awards (includes income tax benefits of $48)				161			20,496	566	(679)	48
Contingent share issuance				12			4,562	121		133
Amortization of Restricted Stock Awards									884	884
Dividends paid — $0.383 per common share					(23,652)					(23,652)

Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks	For the 52 Weeks	For the 53 Weeks
	Ended	Ended	Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$61,231	$50,774	$14,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash expenses related to discontinued operations	625	5,099	18,145
Depreciation and amortization	59,344	56,702	53,935
Stock based compensation	4,232	8,746	7,548
Income tax benefit related to stock option exercises	11,210	2,000	200
Deferred income taxes	12,408	34,232	32,134
Write-off of certain distributor notes	816	—	—
Provision for inventory obsolescence	696	498	1,067
Allowances for accounts receivable	1,211	854	3,368
Reserve for hedging counterparty receivable	917	—	—
Minority interest in variable interest entity	2,904	1,769	—
Other	3,714	(1,278)	449
Payment of legal settlement	—	—	(9,000)
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(1,708)	(18,328)	1,571
Inventories, net	(5,371)	(6,130)	(1,734)
Other assets	(17,658)	(23,034)	(22,312)
Pension obligations	(25,000)	(17,000)	(11,000)
Accounts payable and other accrued liabilities	4,408	32,847	6,130
Facility closing costs and severance	—	(4,683)	(7,170)

Net cash provided by operating activities	113,979	123,068	87,989

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(58,846)	(46,029)	(43,618)
Decrease (increase) of notes receivable, net	2,011	(798)	(1,937)
Acquisition of businesses, net of cash acquired	(9,867)	(8,599)	(14,534)
Consolidation of variable interest entity	—	1,527	—
Proceeds from the sale of Mrs. Smith’s Bakeries frozen dessert business	—	—	231,551
Other	(3,751)	93	1,657

Net cash (disbursed for) provided by investing activities	(70,453)	(53,806)	173,119

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(23,652)	(20,767)	(15,068)
Exercise of stock options	6,443	1,182	1,677
Payment of financing fees	—	(378)	(620)
Stock repurchases	(124,388)	(35,296)	(22,173)
Payment for termination of derivative instruments	—	—	(5,330)
Change in book overdraft.	10,224	(5,457)	(2,865)
Proceeds from credit facility borrowings	170,000	—	—
Other debt and capital lease obligation payments	(118,610)	(3,504)	(244,139)

Net cash disbursed for financing activities	(79,983)	(64,220)	(288,518)

Net (decrease) increase in cash and cash equivalents	(36,457)	5,042	(27,410)

Cash and cash equivalents at beginning of period	47,458	42,416	69,826

Cash and cash equivalents at end of period	$11,001	$47,458	$42,416

Schedule of non cash investing and financing activities:
Stock compensation transactions	$4,971	$3,367	$283
Capital lease obligations	$4,446	$12,993	$54,815 (1)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,241	$1,258	$11,427
Income taxes, net of refunds of $316	$24,955	$2,805	$1,265

(1)	Capital lease obligations of Mrs. Smith’s Bakeries frozen dessert business settled with proceeds from the transaction.
See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      General. Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the southeastern, southwestern and mid-Atlantic areas of the United States. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers.
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
      Segments. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business, which along with the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Specialty segment. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred back to Flowers Bakeries from Flowers Specialty as a result of this facility delivering products through the company’s direct store delivery (“DSD”) system. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation. Because Mrs. Smith’s Bakeries frozen dessert and frozen bread and roll businesses historically shared certain administrative and division expenses, certain allocations and assumptions have been made in order to present historical comparative information. In most instances, administrative and division expenses have been allocated between Mrs. Smith’s Bakeries and Flowers Specialty based on cases of product sold. Management believes that the amounts are reasonable estimations of the costs that would have been incurred had the Mrs. Smith’s Bakeries frozen dessert and frozen bread and rolls businesses performed these functions as separate divisions.

Note 2.	Summary of Significant Accounting Policies
      Principles of Consolidation. The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. The company maintains a transportation agreement with a thinly capitalized entity. The company is the primary beneficiary of this entity, and, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company consolidates this entity in its Consolidated Financial Statements. For further information, see Note 12 below. Intercompany transactions and balances are eliminated in consolidation.
      Fiscal Year End. The company’s fiscal year end is the Saturday nearest December 31. Fiscal 2005 and fiscal 2004 consisted of 52 weeks, and fiscal 2003 consisted of 53 weeks.
      Revenue Recognition. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. Independent distributors do not pay royalty or royalty-related fees to the company.
      The consumer packaged goods industry has utilized scan-based trading technology for several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to in the industry as pay-by-scan (“PBS”). In fiscal 2005, fiscal 2004 and fiscal 2003, the company recorded approximately $422.9 million, $374.5 million and $248.4 million, respectively, in sales through PBS.
      The company’s production facility delivers the product to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 31, 2005 and January 1, 2005 was $2.1 million and $2.1 million, respectively.
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
      The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2005, fiscal 2004 and fiscal 2003.
      The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net losses of $0.7 million during fiscal 2005, net gains of $0.4 million during fiscal 2004 and net losses of $1.0 million during fiscal 2003 related to the sale of territories as a component of selling, marketing and administrative expenses. Included in the net losses of $0.7 million during fiscal 2005 are losses of $1.2 million related to the write-off of distributors’ notes receivable and the settlement of routes as a result of the effects of Hurricane Katrina.
      Cash and Cash Equivalents. The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts Receivable. Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $0.2 million and $0.1 million were recorded at December 31, 2005 and January 1, 2005, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than 7 weeks are considered delinquent.
      Concentration of Credit Risk. The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal 2005, fiscal 2004 and fiscal 2003 accounted for 40.6%, 40.5% and 39.2% of sales, respectively. Following is the effect our largest customer, Wal-Mart/ Sam’s Club, had on the company’s sales for fiscal 2005, fiscal 2004, and fiscal 2003.

	Percent of Sales

	Flowers Bakeries	Flowers Specialty	Total

Fiscal 2005	14.6%	2.7%	17.3%
Fiscal 2004	13.4%	2.1%	15.5%
Fiscal 2003	11.8%	1.2%	13.0%
      Inventories. Inventories at December 31, 2005 and January 1, 2005 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
      Spare Parts and Supplies. The company maintains spare parts and supplies, which are used for repairs and maintenance of its machinery and equipment. These spare parts and supplies allow the company to react quickly in the event of a mechanical breakdown. These parts are valued using the first-in-first-out method and are expensed as the part is used. Periodic physical inventories of the parts are performed, and the value of the parts is adjusted for any obsolescence or difference in the actual inventory count and the value recorded.
      Property, Plant and Equipment and Depreciation. Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $7.5 million and $16.3 million at December 31, 2005 and January 1, 2005, respectively.
      Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2005, fiscal 2004 and fiscal 2003 was $58.9 million, $56.4 million and $53.6 million, respectively. The company did not have any capitalized interest during fiscal 2005, fiscal 2004 or fiscal 2003.
      The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s operations.
      Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2005, fiscal 2004 or fiscal 2003. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.
      Impairment of Long-Lived Assets. In accordance with SFAS No. 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets, the company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.
      Derivative Financial Instruments. The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas and propane as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 8 for further details.
      Treasury Stock. The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.
      Advertising and Consumer Promotion. Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $19.4 million, $21.4 million and $21.7 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
      Stock-Based Compensation. As permitted by SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), the company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company has adopted disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. The company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under the company’s plans are disclosed below.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended

	December 31, 2005	January 1, 2005	January 3, 2004

	(Amounts in thousands,
	except per share amounts)
Net income, as reported	$61,231	$50,774	$14,658
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(1,921)	(4,815)	(2,919)

Pro forma net income	$59,310	$45,959	$11,739

Basic net income per share as reported	$0.99	$0.77	$0.22
Pro forma	$0.96	$0.70	$0.17
Diluted net income per share as reported	$0.96	$0.75	$0.21
Pro forma	$0.93	$0.68	$0.17
      For option awards granted during fiscal 2003, the following weighted average assumptions were used to determine fair value using the Black-Scholes option pricing model: dividend yield 1.61%, expected volatility 36.89%, risk-free interest rate 4.35% and an expected option life of 10 years. For option awards granted during fiscal 2001, the following weighted average assumptions were used to determine fair value using the Black-Scholes option-pricing model: dividend yield 0%, expected volatility 35.5%-41.5%, risk-free interest rate 5.65% and an expected option life of 10 years. The option awards granted during fiscal 2001 vested in April of 2005.
      See Note 16 for discussion related to the company’s other stock-based compensation.
      In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires that the value of employee stock options and similar awards be expensed. On April 14, 2005, the SEC approved a new rule applicable to public companies that delayed the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R was effective for annual periods that begin after June 15, 2005, which was the company’s fiscal 2006 that began on January 1, 2006. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at the fair value that the company estimated for purposes of preparing its SFAS 123R pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. In accordance with FASB Staff Position FAS 123(R)-3, Transaction Election to Accounting for the Tax Effects of Share Based Payment Awards, the company anticipates applying the short-cut method for determining its Capital in Excess of Par Value Pool, however the company continues to evaluate such implementation.
      As of December 31, 2005, the company had outstanding a stock option award granted on July 16, 2003, which will vest on July 16, 2007. Also, on January 3, 2006, the company awarded certain key employees: (i) restricted stock, which contains certain performance and market conditions, that are subject to vesting on January 3, 2008 and (ii) stock options that will vest on January 3, 2009. As a result of the adoption of SFAS 123R as of January 1, 2006, the company estimates it will record expense of approximately $5.6 million in fiscal 2006 relating to its stock-based awards.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Software Development Costs. The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $12.3 million and $14.5 million at December 31, 2005 and January 1, 2005, respectively. Amortization expense of capitalized software development costs was $3.3 million, $3.3 million and $2.7 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
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

Note 3.	New Accounting Pronouncements
      Inventory Costs. In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. The company is currently evaluating the impact of this pronouncement, but does not expect it to have a material effect on its results of operations or financial condition.
      Stock Based Compensation. See Note 2 related to the company’s adoption of SFAS 123R.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes. In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes which does not require a revaluation of our deferred tax assets. The company applied the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 2, 2005. The application of FSP 109-1 provided a tax benefit of $0.4 million and reduced the company’s effective tax rate approximately 0.4% for fiscal year 2005.
      Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. During fiscal 2005, the company evaluated the effect of this pronouncement on the company. It was determined the company would have an insignificant obligation under FIN 47. The company will continue to monitor existing issues and any new issues that may arise covered by FIN 47.
      Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections beginning in the company’s fiscal year 2006 which began on January 1, 2006.

Note 4.	Discontinued Operations
      On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business to Schwan. Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to the portion of the Mrs. Smith’s Bakeries business to be sold were classified as held for sale in accordance with SFAS No. 144 and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. The value received by the company was determined on the basis of arm’s length negotiations between the parties. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for all periods presented. Accordingly, the operations and certain

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction costs are included in Loss from discontinued operations, net of income tax benefit in the consolidated statements of income. An analysis of this line item is as follows:

	For the 52 Weeks Ended	For the 52 Weeks Ended	For the 53 Weeks Ended
	December 31, 2005	January 1, 2005	January 3, 2004

	(Amounts in thousands)
Operating loss	$—	$—	$(22,990)
Financial advisor fees	—	—	(1,870)
Legal, accounting and other	—	—	(1,454)
Lease termination fees	—	—	(4,281)
Interest	—	—	(5,664)
Derivative activity	—	—	543
Loss on sale of assets	—	—	(6,224)
Deferred financing costs	—	—	(4,191)
Derivative terminations	—	—	(5,776)
Separation and severance payments	—	—	(4,962)
Computer license transfer fees	—	—	(1,214)
Indemnification insurance premium	—	—	(2,691)
Claim settlement	(2,000)	—	—
Provision for retained liabilities	(625)	(5,099)	—
Other	—	(570)	(546)

Pre-tax discontinued operations	(2,625)	(5,669)	(61,320)
Income tax benefit	998	2,183	23,174

Loss from discontinued operations, net of income tax benefit	$(1,627)	$(3,486)	$(38,146)

      In connection with an indemnification obligation to Schwan, the company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. The company determined that the fair value of the indemnification was equal to the insurance premium paid, which was $2.7 million, and recorded a liability for that amount in the second quarter of fiscal 2003. Certain non-product liability claims were asserted by Schwan. These claims were not covered by the insurance policy and were the company’s responsibility. On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale. The terms of this settlement consisted of a payment by the company to Schwan of $2.0 million. The final settlement, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefit, are included in the caption, Loss from discontinued operations, net of income tax benefit, in the consolidated statement of income for the 52 weeks ended December 31, 2005. The other charges related to the Mrs. Smith’s business include an adjustment of $0.2 million, net of tax benefit relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility.

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
      There were no revenues or results of operations recorded for the discontinued operation for the 52 weeks ending December 31, 2005 and January 1, 2005. Revenue related to the discontinued operation of $68.0 million is included in the operating loss above for the 53 weeks ended January 3, 2004.
Note 5.     Goodwill and Other Intangible Assets
      There were no changes in the carrying value of goodwill during the fiscal year ended December 31, 2005. The carrying value of goodwill as of December 31, 2005 is as follows (amounts in thousands):

Flowers Bakeries	$54,891
Flowers Specialty	3,676

Total	$58,567

      The following table sets forth information for other intangible assets:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Intangible assets not subject to amortization:
Trademarks	$—	$6,380
Distribution routes	903	903
Intangible assets subject to amortization:
Trademarks	5,907	—
Customer lists	5,721	10,078
Non-compete agreements	1,074	1,624

Total intangible assets, net	$13,605	$18,985

      A customer list of $5.4 million was recorded during fiscal 2004 associated with the company’s acquisition (see Note 9 for further information) of a closed bread and bun bakery in Houston, Texas. During the second quarter of fiscal 2005, the appraisal related to this acquisition was finalized. As a result of the final valuation of the assets, an adjustment of $4.0 million was necessary to reduce the amount allocated to the customer list. The appraised value of the assets acquired was greater than the purchase price of this acquisition, therefore there was no goodwill recorded.
      During fiscal 2005, the company reclassified $0.3 million from intangible assets to other long-term assets. This reclassification relates to a prepaid consulting agreement entered into as part of an acquisition. The company has and will continue to amortize this agreement over the life of the agreement.
      On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company from Kellogg Company. As a part of this acquisition, the company recorded the Bishop trademark as an indefinite-lived intangible asset with a value of $1.2 million. During the second quarter of fiscal 2005, the company made the decision to begin phasing out this trademark over the next two and one-half years in favor of its more established Mrs. Freshley’s trademark. As a result of this decision, the company reclassed this

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
trademark from an indefinite-lived intangible to a definite-lived intangible and during the second quarter of fiscal 2005 began amortizing the trademark for a period of two and one-half years.
      In October 2002, the company acquired Ideal Baking Company in Batesville, Arkansas. As part of this acquisition, the Ideal trademark was recorded as an indefinite-lived intangible asset, with a carrying value of $1.9 million. In September 2001, the company acquired Kotarides Baking Company in Norfolk, Virginia, which distributes breads and buns under the Mary Jane brand. The company recorded this trademark as an indefinite-lived intangible asset, with a carrying value of $3.3 million. In December 2005, as a result of the company’s increased emphasis on products sold under its Nature’s Own trademark, the company has determined that these trademarks should be recorded as definite-lived intangibles with estimated lives of 20 years for the Ideal trademark and 25 years for the Mary Jane trademark.
      Customer lists are amortized over a period not to exceed twenty years. The company has a non-compete agreement related to an acquisition that is amortized over the five-year term of the agreement. Amortization expense related to the customer lists, the non-compete agreement and the Bishop trademark for fiscal 2005, fiscal 2004 and fiscal 2003 was $1.1 million, $0.9 million and $0.7 million, respectively. Estimated amortization expense for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010 is $1.3 million, $1.0 million, $0.6 million, $0.6 million and $0.6 million, respectively.
      In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million. The company is recognizing income related to this agreement as a reduction of amortization expense over the life of the agreement. The company reduced amortization expense by $0.6 million, $0.6 million and $0.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, resulting from this agreement. Amortization expense will be reduced in fiscal 2006, fiscal 2007 and fiscal 2008 by $0.6 million, $0.6 million and $0.2 million, respectively, resulting from this agreement.
      For intangible assets subject to amortization, the cost and accumulated amortization was $14.9 million and $2.3 million, respectively at December 31, 2005. As of January 1, 2005, the cost and accumulated amortization was $12.9 million and $1.2 million, respectively.

Note 6.	Notes Receivable
      Between September 1996 and March 2001, the independent distributor notes, entered into in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. In March 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. The purchase price of the distributor note balance represented the notional and fair value of the notes at the purchase date. Accordingly, beginning at that time, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2005, fiscal 2004 and fiscal 2003, $9.5 million, $9.5 million and $9.9 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At December 31, 2005 and January 1, 2005, the outstanding balance of the distributor notes was $79.3 million and $82.1 million, respectively, of which the current portion of $9.0 million and $8.0 million, respectively, is recorded in accounts and notes receivable, net. At December 31, 2005 and January 1, 2005, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Assets Held for Sale — Distributor Routes
      The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 31, 2005 and January 1, 2005, territories recorded as held for sale were $16.4 million and $13.0 million, respectively. The company held and operated 366 and 304 such independent distributor territories for sale at December 31, 2005 and January 1, 2005, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment on at least an annual basis in accordance with the provisions of SFAS 142.
      Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price and interest paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.8 million as of December 31, 2005 and January 1, 2005, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 8.	Derivative Financial Instruments
      The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, used as fuel for firing ovens, is an important production input. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates.
      As of December 31, 2005, the balance in accumulated other comprehensive income (loss) related to derivative transactions was $2.3 million. Of this total, approximately $2.3 million and $(0.1) million was related to fair value of instruments expiring in fiscal 2006 and 2007, respectively, and $0.1 million was related to deferred gains and losses on cash-flow hedge positions.
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
      As of December 31, 2005, the company’s hedge portfolio contained commodity derivatives with a fair value of $3.6 million, which is recorded in other current and long-term assets and/or liabilities. The positions

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at December 31, 2005 that did not qualify for hedge accounting under SFAS 133. During fiscal 2005, fiscal 2004 and fiscal 2003, $0.0 million, $0.0 million and $0.1 million, respectively was recorded in current earnings due to changes in fair value of these instruments.
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
      Additionally, on October 25, 2002, in connection with the acquisition of Ideal Baking Company, Inc. (“Ideal”), the company acquired two interest rate swaps with initial notional amounts of $1.7 million each, designated cash-flow hedges of the outstanding borrowings of the company. These two interest rate swaps expired in October 2004.
      The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts. The interest rate differential to be paid or received is accrued as interest rates change and is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. On December 31, 2005, there were no interest rate swaps outstanding and therefore no fair value reflected in the balance sheet. In fiscal 2004 and fiscal 2003, interest expense was not materially impacted by periodic settlements of the swaps. However, $2.2 million of interest expense was recognized in discontinued operations during the fifty-three weeks ended January 3, 2004 as a result of settlements of the swaps. Additionally, $0.5 million was recorded as a credit to discontinued operations resulting from the change in fair value of the swaps between January 30, 2003, when hedge accounting was discontinued, and April 24, 2003, when the swaps were terminated.
      As of December 31, 2005, the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $61.1 million of raw materials. These commitments are expected to be used in production in fiscal 2006.
      On October 10, 2005, Refco, Inc., the parent company of Refco Capital Markets, Ltd., at that time a hedging counterparty (collectively “Refco”) filed for bankruptcy protection under chapter 11 of the United States Bankruptcy Code. The exposure to the company as a result of the bankruptcy is approximately $1.8 million, representing the amount due from Refco to the company. The company has no open positions with Refco. At this time, adequate information is not available to determine precisely how much of this

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exposure is at risk. However, based on preliminary information released by the bankruptcy court and management’s best estimate, approximately $0.9 million of the balance due from Refco was charged to earnings during the fourth quarter of fiscal 2005. The company intends to take measures to collect the maximum available through the bankruptcy court, and we do not believe the ultimate resolution of this matter will have a material adverse affect on the results of operations or financial condition of the company.

Note 9.	Acquisitions
      On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal, with annual sales of approximately $24.0 million, produces cookies, cereal bars and creme-filled cakes.
      On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers. The company temporarily opened the bakery from September 10, 2005 until December 31, 2005 in order to fill its capacity short-fall due to the temporary idling of the company’s New Orleans bakery as a result of Hurricane Katrina.
      On December 30, 2002 (fiscal 2003), the company acquired certain assets of Bishop Baking Company, Inc. (“Bishop”) for cash from Kellogg Company.

Note 10.	Other Accrued Liabilities
      Other accrued liabilities consist of:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Employee compensation	$40,188	$46,401
Pension contribution	14,000	25,000
Fair value of derivative instruments	1,374	4,246
Insurance	13,279	13,082
Other	16,981	23,304

Total	$85,822	$112,033

Note 11.	Debt, Lease and Other Commitments
      Long-term debt consisted of the following at December 31, 2005 and January 1, 2005:

	Interest Rate at
	December 31,	Final	December 31,	January 1,
	2005	Maturity	2005	2005

	(Amounts in thousands)
Unsecured credit facility	5.59%	2009	$50,000	$—
Capital lease obligations	6.66%	2024	24,866	23,622
Other notes payable	6.25%	2013	4,189	4,043

			79,055	27,665
Due within one year			4,652	5,087

Due after one year			$74,403	$22,578

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate, plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin is based on the company’s leverage ratio and ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the new credit facility. There were $50.0 million in outstanding borrowings under the new credit facility at December 31, 2005. There were no borrowings outstanding under the new credit facility at January 1, 2005.
      The new credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
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
      Interest expense related to the debt and lease obligations required to be repaid as a part of the sale of the company’s frozen dessert business to Schwan of $5.7 million for fiscal 2003 was included in discontinued operations.
      Included in accounts payable in the consolidated balance sheets are book overdrafts of $19.6 million and $9.4 million as of December 31, 2005 and January 1, 2005, respectively.
      Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, through their respective terms, approximately $0.9 million and $1.5 million in leases at December 31, 2005 and January 1, 2005, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In fiscal 2001, the company ceased guaranteeing such leases. In the ordinary course of business, when an independent distributor

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $2.9 million, $3.5 million and $2.9 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 31, 2005 and January 1, 2005, was approximately $10.1 million and $9.0 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at December 31, 2005 and January 1, 2005 related to this obligation.
      The company also had standby letters of credit (“LOC’s”) outstanding of $4.2 million and $6.8 million at December 31, 2005 and January 1, 2005, respectively, all of which reduce the availability of funds under the new credit facility. The outstanding LOC’s are for the benefit of certain insurance companies. None of the LOC’s are recorded as a liability on the consolidated balance sheets.
      Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.
      Aggregate maturities of debt outstanding, including capital leases, as of December 31, 2005, are as follows (amounts in thousands):

2006	$4,652
2007	5,081
2008	4,284
2009	54,267
2010	4,499
2011 and thereafter	6,272

Total	$79,055

Leases
      The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 20 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to twenty-five years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such at the Consumer Price Index. The capital leases are primarily used for distribution vehicle financing and provide the company with the option to purchase the vehicles at a fixed residual or fair value at the end of the lease term. Future

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum lease payments under scheduled leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases

	(Amounts in thousands)
2006	$5,570	$23,396
2007	5,473	20,286
2008	4,911	18,616
2009	4,631	17,013
2010	4,561	14,144
2011 and thereafter	5,075	46,061

Total minimum payments	30,221	$139,516

Amount representing interest	5,355

Obligations under capital leases	24,866
Obligations due within one year	4,029

Long-term obligations under capital leases	$20,837

      Rent expense for all operating leases amounted to $39.4 million for fiscal 2005, $30.9 million for fiscal 2004 and $26.8 million for fiscal 2003.
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
      No material guarantees or indemnifications have been entered into by the company through December 31, 2005.

Note 12.	Variable Interest Entity
      The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and, under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is the effect of the VIE during fiscal 2005 and fiscal 2004:

	Fiscal 2005		Fiscal 2004

	VIE	% of Total	VIE	% of Total

	(Dollars in thousands)
Assets as of respective fiscal year ends	$28,137	3.3%	$22,579	2.6%
Sales	$12,402	0.7%	$12,403	0.8%
Income from continuing operations before income taxes and minority interest	$2,904	2.7%	$1,769	1.9%
      The assets consist primarily of $21.1 million and $16.2 million, respectively, of transportation equipment recorded as capital lease obligations.

Note 13.	Fair Value of Financial Instruments
      The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,000 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at December 31, 2005 and January 1, 2005 were $79.3 million and $82.1 million, respectively, with an interest rate of 12%. The fair value of the company’s long-term debt at December 31, 2005 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of December 31, 2005 and January 1, 2005, was $0.1 million and $7.3 million, respectively.

Note 14.	Certain Other Charges
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

Stock Repurchase Plan
      On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. Shares used by employees to satisfy income tax withholding liabilities upon the exercise of stock options are deemed as repurchases under the plan. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 31, 2005, 9,432,166 shares at a cost of $183.5 million have been purchased under this plan. Included in these amounts are 5,957,376 shares at a cost of $124.4 million purchased during fiscal 2005. Included in the stock repurchases during fiscal 2005 are 3.2 million shares purchased from an institutional holder valued at $59.5 million and 0.9 million shares from an individual holder valued at $20.5 million. The company drew upon its $150.0 million credit facility to fund these purchases.

Dividends
      During fiscal 2005, fiscal 2004 and fiscal 2003, the company paid dividends of $23.7 million, or $0.383 per share, $20.8 million, or $0.316 per share and $15.1 million, or $0.22 per share, respectively.

Stock Splits
      On June 3, 2005, the Board of Directors declared a 3-for-2 stock split payable on July 1, 2005, which resulted in the issuance of 22.6 million shares. On May 30, 2003, the Board of Directors declared a 3-for-2 stock split payable on June 27, 2003, which resulted in the issuance of 15.1 million shares.

Note 16.	Stock Based Compensation

Stock Incentive Plans
      Flowers Foods has one stock incentive plan that authorizes the compensation committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock and performance units. The Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan (“EPIP”) (as amended and restated as of February 11, 2005) is authorized to grant to eligible employees and non-employee directors up to 9,750,000 shares of Flowers Foods common stock. For options granted prior to January 1, 2006, no option under this plan may be exercised later than ten years after the date of grant. For options granted prior to January 1, 2006, employee options generally become exercisable four years from the date of grant and generally fully vest at that date or upon a change in control of Flowers Foods. Non-employee options generally become exercisable one year from the date of grant and vest at that time.
      During fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. Additionally, in fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant. During fiscal 2005, 1,950,750 employee stock options vested. As of December 31, 2005, there were 1,232,568 NQSOs outstanding with an exercise price of $6.31 and 2,073,338 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The stock option activity for fiscal 2005, fiscal 2004 and fiscal 2003 pursuant to the EPIP is set forth below:

	For the 52 Weeks		For the 52 Weeks		For the 53 Weeks
	Ended		Ended		Ended
	December 31, 2005		January 1, 2005		January 3, 2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(Amounts in thousands, except price data)
Outstanding at beginning of year	5,035	$9.59	5,441	$9.35	3,612	$6.31
Granted	—	—	—	—	2,138	$14.01
Exercised	(1,729)	$6.60	(406)	$6.31	(309)	$6.31
Forfeitures	—	—	—	—	—	—

Outstanding at end of year	3,306	$11.14	5,035	$9.59	5,441	$9.35

Exercisable at end of year	1,599		1,313		270

Weighted average fair value of options granted during the year	$—		$—		$14.01

      As of December 31, 2005, all options outstanding under the EPIP had an average exercise price of $11.14 and a weighted average remaining contractual life of 6.7 years.
      On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.4 million and $0.3 million in compensation expense during fiscal 2005 and fiscal 2004, respectively, related to this restricted stock.
      During the second quarter of fiscal 2005, the first quarter of fiscal 2005 and the second quarter of 2004, non-employee directors were granted an aggregate of 29,340 shares, 1,404 shares and 20,280 shares, respectively, of restricted stock. The value of these restricted shares on the date of grant was $0.6 million, $0.1 million and $0.3 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The shares granted during the second quarter of fiscal 2004 vested during fiscal 2005. The company recorded $0.6 million and $0.2 million in compensation expense during fiscal 2005 and fiscal 2004, respectively, related to this restricted stock.
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

Stock Appreciation Rights Plan
      The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On April 6, 2005, 978,371 rights vested, resulting in cash payments totaling $13.4 million. The company records compensation expense for these rights on measurement dates based on changes between the grant price and fair market value of the rights. In fiscal

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, fiscal 2004 and fiscal 2003, the company recorded $2.3 million, $7.8 million and $6.9 million, respectively, in compensation expense related to these rights.
      The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over ten years from the date of grant. The company records compensation expense for these rights at a measurement date based on changes between the grant price and fair market value of the rights. In fiscal 2005, fiscal 2004 and fiscal 2003, the company recorded $1.0 million, $0.4 million and $0.6 million, respectively, in compensation expense related to these rights.
      The rights activity for fiscal 2005, fiscal 2004 and fiscal 2003 is set forth below:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands, except price data)
Beginning balance	1,649	1,666	1,298
Rights granted	34	28	591
Rights vested	(1,035)	(45)	(197)
Rights exercised	(15)	—	—
Forfeitures	(10)	—	(26)

Ending balance	623	1,649	1,666

Weighted average — grant date fair value	$14.10	$8.79	$9.02

      As a result of the sale of the Mrs. Smith’s Bakeries frozen dessert business, rights associated with certain employees of Mrs. Smith’s Bakeries vested at the time of the sale. As a result of this vesting, the company charged $1.1 million to discontinued operations during the fifty-three weeks ended January 3, 2004.

Note 17.	Comprehensive Income (Loss)
      The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $72.0 million, $46.4 million and $18.1 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2005, fiscal 2004 and fiscal 2003, changes to accumulated other comprehensive loss, net of income tax, were as follows:

	2005	2004	2003

	(Amounts in thousands)
Accumulated other comprehensive loss, beginning balance	$22,710	$18,378	$21,834
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $(4), $(38) and $(26), respectively	(6)	(60)	(42)
Reclassified to earnings (materials, labor and other production costs), net of income tax of $(30), $4 and $35, respectively	(48)	6	56
Effective portion of change in fair value of hedging instruments, net of income tax of $(4,805), $5,927 and $(3,308), respectively	(7,675)	9,468	(5,286)
Reclassified to discontinued operations, net of income tax of $(2,035)	—	—	(3,250)
Additional minimum pension liability, net of income tax of $(1,905), $(3,184) and $3,171, respectively	(3,044)	(5,082)	5,066

Accumulated other comprehensive loss, ending balance	$11,937	$22,710	$18,378

      The balance of accumulated other comprehensive loss consists of the following:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Derivative financial instruments	$(2,288)	$5,441
Additional minimum pension liability	14,225	17,269

Total	$11,937	$22,710

Note 18.	Earnings Per Share
      On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and earnings per common share have been restated for all prior periods presented giving retroactive effect to the stock split.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consists primarily of the incremental shares associated with the company’s stock option plans. The following table sets forth the computation of basic and diluted net income per share:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands, except per share data)
Numerator
Income from continuing operations	$62,858	$54,260	$52,804
Loss from discontinued operations	(1,627)	(3,486)	(38,146)

Net income	$61,231	$50,774	$14,658

Denominator
Basic weighted average shares outstanding	61,791	65,750	67,440
Add: Shares of common stock assumed upon exercise of stock options	1,788	1,705	1,207
Add: Shares of common stock assumed under contingent stock	—	—	5

Diluted weighted average shares outstanding	63,579	67,455	68,652

Net Income Per Common Share:
Basic
Income from continuing operations	$1.02	$0.82	$0.78
Loss from discontinued operations	(0.03)	(0.05)	(0.56)

Net income	$0.99	$0.77	$0.22

Diluted
Income from continuing operations	$0.99	$0.80	$0.77
Loss from discontinued operations	(0.03)	(0.05)	(0.56)

Net income	$0.96	$0.75	$0.21

      No options were antidilutive or excluded for any period presented.

Note 19.	Postretirement Plans
Defined Benefit Plans
      The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of December 31, 2005 and January 1, 2005, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also had an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan were reduced by benefits provided under the defined benefit pension plan. This supplemental plan was terminated and benefits of $0.6 million were paid to the covered employees during the fourth quarter of fiscal 2005. This

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination resulted in settlement costs of $0.1 million during fiscal 2005. Each of the company’s defined benefit pension plans is not fully funded. The company uses a September 30 measurement date for its plans.
      During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006. As a result of the curtailment, a charge of $0.2 million was recorded in the third quarter of fiscal 2005 due to accelerated recognition of prior service costs. The company expects pension income of approximately $3.2 million for fiscal 2006. This decrease in pension expense will be partially offset by increased company contributions to the 401(k) plan, as the company will increase its contributions from 2% to 3% of compensation. Also, the company may experience further increased 401(k) costs as participation may rise, increasing the company’s match of employee contributions.
      The net periodic pension cost for the company’s pension plans include the following components:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Service cost	$6,258	$6,037	$6,158
Interest cost	16,024	15,368	14,966
Expected return on plan assets	(18,286)	(15,153)	(12,224)
Amortization of transition assets	—	—	2
Prior service cost	46	51	56
Recognized net actuarial loss	1,994	2,649	2,100

Net periodic pension cost	6,036	8,952	11,058
SFAS 88 Costs:
Curtailment costs	225	—	79
Settlement costs	118	—	—

Total net periodic benefit costs	$6,379	$8,952	$11,137

      Actual return (loss) on plan assets for fiscal 2005, fiscal 2004 and fiscal 2003 was $40.8 million, $21.9 million and $27.5 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The funding status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$266,341	$255,352
Service cost	6,258	6,037
Interest cost	16,024	15,368
Actuarial loss	18,973	1,124
Curtailment	(16,601)	—
Settlement	(565)	—
Benefits paid	(12,886)	(11,540)

Benefit obligation at end of year	277,544	266,341

Change in plan assets:
Fair value of plan assets at beginning of year	204,276	176,909
Actual return on plan assets	40,756	21,907
Employer contribution	25,000	17,000
Benefits paid	(12,886)	(11,540)

Fair value of plan assets at end of year	257,146	204,276

Funded status	(20,398)	(62,065)
Unrecognized net actuarial loss	23,666	45,855
Unrecognized prior service cost	—	290

Net amount recognized at end of year	3,268	(15,920)

Amounts recognized in the balance sheet:
Accrued benefit cost	(1,167)	(15,920)
Prepaid benefit cost	4,435	—
Additional minimum liability	(23,129)	(28,367)
Intangible asset	—	290
Accumulated other comprehensive income	23,129	28,077

Net amount recognized at end of year	$3,268	$(15,920)

Accumulated benefit obligation at end of year	$277,006	$248,563

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets were $277.5 million, $277.0 million and $257.1 million, respectively, as of September 30, 2005 and $266.3 million, $248.6 million and $204.3 million, respectively, as of September 30, 2004.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used in accounting for the company’s pension plans at each of the respective period-ends are as follows:

	December 31,	January 1,	January 3,
	2005	2005	2004

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2005	9/30/2004	9/30/2003
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net cost:
Measurement date	9/30/2004	9/30/2003	9/30/2002
Discount rate	6.00%	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	4.25%
      In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns, targeted asset allocation and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 11.0% (net of investment expenses). Based on these factors the long-term rate of return assumption for the plan was set at 8.0% for fiscal 2006.
Plan Assets
      The plan asset allocation as of the plan measurement date for December 31, 2005 and January 1, 2005, and target asset allocations for 2006 are as follows:

		Percentage of Plan
		Assets at the
	Target	Measurement Date
	Allocation
Asset Category	2006	2005	2004

Equity securities	40-60%	67.4%	62.4%
Debt securities	10-40%	9.9%	5.0%
Real estate	0-25%	6.0%	5.2%
Other diversifying strategies(1)	0-40%	12.6%	14.7%
Cash	0-25%	1.4%	9.4%
Other	0%	2.7%	3.3%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.
      Equity securities include Flowers’ common stock of 1,231,219 and 1,231,219 shares in the amount of $33.9 million and $25.9 million (13.2% and 12.7% of total plan assets) as of December 31, 2005 and January 1, 2005, respectively.
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
Cash Flows
      Company contributions are as follows:

Year	Required	Discretionary

	(Amounts in thousands)
2004	$—	$17,000
2005	$—	$25,000
2006	$—	$14,000
      All contributions are made in cash. The contributions made during fiscal 2004, fiscal 2005 and fiscal 2006 were not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and financial position, these were the appropriate times in which to make the contributions in order to reduce the impact of future contributions.
Benefit Payments
      The following are benefits paid by the company during fiscal 2005, fiscal 2004, fiscal 2003 and expected to be paid from fiscal 2006 through fiscal 2015. All benefits are expected to be paid from the plans’ assets.

Pension Benefits

(Amounts in thousands)
2003	$9,280
2004	$11,540
2005	$12,886
Estimated Future Payments:
2006	$11,627
2007	$12,107
2008	$12,567
2009	$13,005
2010	$13,384
2011 – 2015	$75,146
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
Postretirement Benefit Plan
      The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The company has determined that its prescription drug plan for retirees is not actuarially equivalent to Medicare Part D and that the Act will have no material effects on the obligations reported in these financial statements.
      The net periodic postretirement benefit expense for the company includes the following components:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Service cost	$270	$246	$203
Interest cost	346	320	271
Prior service cost	333	333	352
Recognized net actuarial (gain)	—	—	(29)

Net periodic pension cost	949	899	797
SFAS 88 Costs:
Curtailment costs	—	—	3

Total net periodic pension costs	$949	$899	$800

      The unfunded status and the amounts recognized in the consolidated balance sheets for the company’s postretirement obligation are as follows:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,651	$5,246
Service cost	270	246
Interest cost	346	320
Participant contributions	171	134
Actuarial loss	533	64
Benefits paid	(551)	(359)

Benefit obligation at end of year	6,420	5,651

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	380	225
Participant contributions	171	134
Benefits paid	(551)	(359)

Fair value of plan assets at end of year	—	—

Funded status	(6,420)	(5,651)
Contribution between measurement date and fiscal year end	82	77
Unrecognized net actuarial loss	973	440
Unrecognized prior service cost	1,498	1,831

Net amount recognized at end of year	$(3,867)	$(3,303)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(3,867)	$(3,303)

Net amount recognized at end of year	$(3,867)	$(3,303)

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	December 31,	January 1,	January 3,
	2005	2005	2004

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2005	9/30/2004	9/30/2003
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted average medical trend assumptions used to determine benefit obligations:
Initial trend	10.00%	8.00%	9.00%
Ultimate trend	5.50%	5.50%	5.50%
Year trend reaches the ultimate rate	2011	2008	2008
Weighted average assumptions used to determine net cost:
Measurement date	9/30/2004	9/30/2003	9/30/2002
Discount rate	6.00%	6.00%	6.75%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Assumed health care cost trend rate for next year	8.00%	9.00%	10.00%
Rate that the cost trend gradually declines to	5.50%	5.50%	5.25%
Year that the rate reaches the rate it is assumed to remain at	2008	2008	2007
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase

	For the Year	For the	For the	For the Year	For the	For the
	Ended	Year Ended	Year Ended	Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,	December 31,	January 1,	January 3,
	2005	2005	2004	2005	2005	2004

			(Amounts in thousands)
Effect on total of service and interest cost	$(68)	$(75)	$(52)	$54	$49	$61
Effect on postretirement benefit obligation	$(678)	$(549)	$(306)	$696	$316	$352
Cash Flows

	Minimum Funding
Year	Requirement	Discretionary

	(Amounts in thousands)
2003	$221	$—
2004	$225	$—
2005	$380	$—
2006 (Expected)	$357	$—

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All contributions are made in cash. Of the $0.4 million expected to be contributed to fund postretirement benefit plans during 2006, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.2 million, $0.1 million and $0.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
Benefit Payments
      The following are benefits paid by the company during fiscal 2005, fiscal 2004 and fiscal 2003 and expected to be paid from fiscal 2006 through fiscal 2015. All benefits are expected to be paid from the company’s assets.

Postretirement Benefits

(Amounts in thousands)
2003	$221
2004	$225
2005	$380
Estimated Future Payments:
2006	$357
2007	$381
2008	$414
2009	$433
2010	$454
2011 – 2015	$3,579
Other Plans
      The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2005, $0.5 million for fiscal 2004 and $0.5 million for fiscal 2003.
      The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do no participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees contributions, up to 6% of compensation. During fiscal 2005, fiscal 2004 and fiscal 2003, the total cost and contributions were $5.6 million, $5.1 million and $4.4 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Income Taxes
      The company’s income tax expense consists of the following:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Current Taxes:
Federal	$22,404	$—	$—
State	5,409	839	929

	27,813	839	929

Deferred Taxes:
Federal	9,411	32,109	26,902
State	2,637	2,123	5,232

	12,048	34,232	32,134

Income tax expense	$39,861	$35,071	$33,063

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,	January 1,
	2005	2005

	(Amounts in thousands)
Self-insurance	$5,028	$5,060
Compensation and employee benefits	10,890	23,748
Deferred income	2,757	2,358
Loss carryforwards	11,863	24,130
Hedging	—	3,407
Other	9,791	9,893
Deferred tax assets valuation allowance	(6,915)	(6,833)

Deferred tax assets	33,414	61,763

Depreciation	(63,797)	(66,819)
Hedging	(1,432)	—
Other	(3,193)	(2,799)

Deferred tax liabilities	(68,422)	(69,618)

Net deferred tax liability	$(35,008)	$(7,855)

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

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Tax at U.S. federal income tax rate	$36,968	$31,886	$30,053
State income taxes, net of U.S. federal income tax benefit	5,277	2,841	3,754
Increase (decrease) in valuation allowance	82	41	(1,054)
Section 199 qualifying production activities	(447)	—	—
Jobs tax credit	(506)	—	—
Other	(1,513)	303	310

Income tax expense	$39,861	$35,071	$33,063

      Additionally, the company recognized an income tax benefit in discontinued operations of $1.0 million, $2.2 million and $23.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively (see Note 4).
      During fiscal 2005, the company utilized the federal net operating loss that existed at the end of fiscal 2004. Various subsidiaries have state net operating loss carryforwards of $301.0 million with expiration dates through fiscal 2023. The utilization of these losses could be limited in the future and the company has provided a valuation allowance for this limitation as discussed above. Included in other current assets as of December 31, 2005 is a tax receivable of $18.7 million.
      The company is currently under audit by the Internal Revenue Service (“IRS”) and is working to finalize the audit adjustments for tax years 2000 and 2001. Based on preliminary information, we believe the finalization of such adjustments may result in the reversal of previously established tax reserves. Such reversals, if any, will be recorded as a component of discontinued operations in the period the IRS audit is finalized. In addition, the company has been notified by the IRS that they will begin an audit of the 2003 tax year during fiscal 2006.

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
      The company has recorded current liabilities of $12.9 million and $12.7 million related to self-insurance reserves at December 31, 2005 and January 1, 2005, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.
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
      On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. As a result, the frozen bread and roll business as well as the Birmingham, Alabama production facility, formerly a part of Flowers Bakeries, became a part of our Flowers Snack segment, with Flowers Snack being renamed Flowers Specialty. During the fourth quarter of fiscal 2004, the Birmingham, Alabama production facility was transferred back to Flowers Bakeries from Flowers Specialty.
      Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Historically, the company has included the difference between actual and budgeted flour cost in Other Income (Loss) from Operations in the table below. Effective the first quarter of fiscal 2005, the company recorded this activity in the results of each of its operating segments. Prior period information has not been restated to reflect this change. During the fifty-two weeks ended December 31, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $5.2 million and $0.5 million, respectively, relating to this change. Information regarding the operations in these reportable segments is as follows:

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Sales:
Flowers Bakeries	$1,379,440	$1,218,656	$1,145,279
Flowers Specialty	415,497	382,237	359,129
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(53,246)	(49,585)	(51,413)
Sales from Flowers Bakeries to Flowers Specialty	(25,822)	—	—

	$1,715,869	$1,551,308	$1,452,995

Depreciation and Amortization:
Flowers Bakeries	$47,816	$45,718	$44,411
Flowers Specialty	11,558	11,520	9,777
Other(1)	(30)	(536)	(253)

	$59,344	$56,702	$53,935

Income (Loss) from Operations:
Flowers Bakeries	$106,833	$97,768	$92,000
Flowers Specialty	21,742	20,030	18,037
Other(1)	(29,289)	(35,524)	(32,152)

	$99,286	$82,274	$77,885

Net Interest Income	$6,337	$8,826	$7,982

Income From Continuing Operations Before Income Taxes and Minority Interest	$105,623	$91,100	$85,867

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 52	For the 52	For the 53
	Weeks Ended	Weeks Ended	Weeks Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

	(Amounts in thousands)
Capital Expenditures:
Flowers Bakeries	$50,986	$33,391	$27,594
Flowers Specialty	6,338	9,624	12,421
Other(2)	1,522	3,014	3,603

	$58,846	$46,029	$43,618

	As of

	December 31,	January 1,
	2005	2005

Assets:
Flowers Bakeries	$630,337	$614,884
Flowers Specialty	144,935	141,250
Other(3)	75,797	119,514

	$851,069	$875,648

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office amounts and also for the 53 weeks ended January 3, 2004 includes $0.4 million relating to the Mrs. Smith’s Bakeries frozen dessert business sold in April 2003.

(3)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.
      Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the			For the			For the
	52 Weeks Ended			52 Weeks Ended			53 Weeks Ended
	December 31, 2005			January 1, 2005			January 3, 2004

	Flowers	Flowers		Flowers	Flowers		Flowers	Flowers
	Bakeries	Specialty	Total	Bakeries	Specialty	Total	Bakeries	Specialty	Total

Branded Retail	$781,322	$87,333	$868,655	$713,667	$68,214	$781,881	$679,075	$55,844	$734,919
Store Branded Retail	169,027	23,323	192,350	148,821	24,539	173,360	147,634	21,464	169,098
Foodservice and Other	403,269	251,595	654,864	356,168	239,899	596,067	318,570	230,408	548,978

Total	$1,353,618	$362,251	$1,715,869	$1,218,656	$332,652	$1,551,308	$1,145,279	$307,716	$1,452,995

FLOWERS FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Unaudited Quarterly Financial Information
      Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(Amounts in thousands, except per share data)
Sales	2005	$506,040	$405,300	$408,005	$396,524
	2004	$457,839	$360,686	$371,351	$361,432
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2005	$253,276	$202,789	$202,050	$196,171
	2004	$229,785	$178,712	$184,777	$178,597
Income from continuing operations	2005	$19,997	$17,657	$13,472	$11,732
	2004	$17,210	$14,958	$14,629	$7,463
Loss from discontinued operations, net of income tax benefit	2005	$—	$—	$(1,627)	$—
	2004	$(3,486)	$—	$—	$—

Net income	2005	$19,997	$17,657	$11,845	$11,732
	2004	$13,724	$14,958	$14,629	$7,463
Basic income per common share from continuing operations	2005	$0.31	$0.29	$0.22	$0.19
	2004	$0.26	$0.23	$0.22	$0.11
Diluted income per common share from continuing operations	2005	$0.31	$0.28	$0.22	$0.19
	2004	$0.25	$0.22	$0.22	$0.11
Basic net income per common share	2005	$0.31	$0.29	$0.19	$0.19
	2004	$0.21	$0.23	$0.22	$0.11
Diluted net income per common share	2005	$0.31	$0.28	$0.19	$0.19
	2004	$0.20	$0.22	$0.22	$0.11

Note 24.	Subsequent Events
      Acquisition. On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst, with annual sales of approximately $50 million, produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.
      Dividend. On February 10, 2006, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock to be paid on March 10, 2006 to shareholders of record on February 24, 2006.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
      Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning	Additions Charged		Ending
	Balance	to Expenses	Deductions	Balance

	(Amounts in thousands)
Classification:
Year Ended December 31, 2005
Allowance for doubtful accounts	$93	1,211	1,142	$162
Inventory reserves	$289	696	619	$366
Valuation allowance	$6,833	82	—	$6,915
Year Ended January 1, 2005
Facility closing costs	$4,683	—	4,683	$—
Allowance for doubtful accounts	$2,082	854	2,843	$93
Inventory reserves	$269	498	478	$289
Valuation allowance	$6,792	41	—	$6,833
Year Ended January 3, 2004
Facility closing costs	$11,853	—	7,170	$4,683
Allowance for doubtful accounts(1)	$1,475	3,368	2,761	$2,082
Inventory reserves(1)	$1,743	1,067	2,541	$269
Valuation allowance	$7,846	—	1,054	$6,792

(1)	Includes amounts related to discontinued operations (assets of Mrs. Smith’s Bakeries).