Form 10-Q
period 2006-04-22
FLOWERS FOODS INC
filed 2006-06-01
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 26, 2006

Common Stock, $.01 par value with Preferred Share Purchase Rights	61,471,485

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
     Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:
•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	customer and consumer reaction to pricing actions;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure such events.
     The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2005 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 22, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,391	$11,001

Accounts and notes receivable, net of allowances of $631 and $162, respectively	132,425	120,751

Inventories, net:
Raw materials	11,952	11,042
Packaging materials	10,715	10,055
Finished goods	21,917	21,704

	44,584	42,801

Spare parts and supplies	23,892	23,241

Deferred taxes	8,024	7,561

Other	19,555	32,215

	243,871	237,570

Net Property, Plant and Equipment	463,455	451,921

Notes Receivable	71,512	70,357

Assets Held for Sale — Distributor Routes	23,489	16,382

Other Assets	4,117	2,667

Goodwill	75,026	58,567

Other Intangible Assets, net	25,855	13,605

	$907,325	$851,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,914	$4,652
Accounts payable	88,408	83,801
Other accrued liabilities	76,191	85,822

	169,513	174,275

Long-Term Debt and Capital Leases	84,189	74,403

Other Liabilities:
Post-retirement/post-employment obligations	10,210	9,728
Deferred taxes	49,597	42,569
Other	34,645	33,160

	94,452	85,457

Minority Interest in Variable Interest Entity	5,456	4,563

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 67,775,496 shares issued, respectively	678	678
Treasury stock — 6,304,011 shares and 7,457,637 shares, respectively	(133,764)	(148,747)
Capital in excess of par value	478,864	474,708
Retained earnings	215,299	198,567
Unearned compensation	—	(898)
Accumulated other comprehensive loss	(7,362)	(11,937)

	553,715	512,371

	$907,325	$851,069

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
Sales	$563,613	$506,040
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	279,335	252,764
Selling, marketing and administrative expenses	230,779	203,991
Depreciation and amortization	18,826	17,740
Gain on insurance recovery	(654)	0

Income from operations	35,327	31,545
Interest expense	1,425	994
Interest income	(2,946)	(3,091)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	36,848	33,642
Income tax expense	13,769	13,270

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	23,079	20,372
Minority interest in variable interest entity	(819)	(375)

Income from continuing operations before cumulative effect of a change in accounting principle	22,260	19,997
Income from discontinued operations, net of income tax of $778	1,222	0

Income before cumulative effect of a change in accounting principle	23,482	19,997
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	(568)	0

Net income	$22,914	$19,997

Net Income Per Common Share:

Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.37	$0.31
Income from discontinued operations, net of income tax	0.02	0.00
Cumulative effect of a change in accounting principle, net of income tax benefit	(0.01)	0.00

Net income per share	$0.38	$0.31

Weighted average shares outstanding	60,903	63,645

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.36	$0.31
Income from discontinued operations, net of income tax	0.02	0.00
Cumulative effect of a change in accounting principle, net of income tax benefit	(0.01)	0.00

Net income per share	$0.37	$0.31

Weighted average shares outstanding	62,026	65,553

Cash dividends paid per common share	$0.100	$0.083

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of		Unearned
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)
Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (Note 11)				(898)					898	0
Net income	$22,914				22,914					22,914
Derivative instruments	4,575					4,575				4,575

Comprehensive income	$27,489

Stock repurchases							(1,120,494)	(31,028)		(31,028)
Exercise of stock options (includes income tax benefits of $7,185)				(4,470)			838,418	17,005		12,535
Issuance of restricted stock award				(2,707)			135,700	2,707		0
Amortization of restricted stock awards				909						909
Stock option compensa-tion				1,221						1,221
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.100 per common share					(6,182)					(6,182)

Balances at April 22, 2006		67,775,496	$678	$478,864	$215,299	$(7,362)	(6,304,011)	$(133,764)	$0	$553,715

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$22,914	$19,997
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	930	—
Stock based compensation	3,170	(500)
Income tax benefit related to stock options exercised	—	1,075
Depreciation and amortization	18,826	17,740
Deferred income taxes	(3,119)	3,817
Provision for inventory obsolescence	235	313
Allowances for accounts receivable	679	829
Minority interest in variable interest entity	819	375
Other	(632)	194
Changes in assets and liabilities:
Accounts and notes receivable, net	(8,452)	(970)
Inventories, net	(1,028)	(630)
Other assets	26,582	(1,563)
Pension contributions	(14,000)	(25,000)
Accounts payable and other accrued liabilities	(1,134)	(8,748)

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,790	6,929

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,198)	(8,168)
Proceeds from notes receivable	(1,401)	27
Acquisitions, net of cash acquired	(878)	—
Other	(2,453)	60

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(19,930)	(8,081)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(6,182)	(5,347)
Exercise of stock options	5,348	1,209
Income tax benefit related to stock options exercised	7,185	—
Stock repurchases	(31,028)	(78,207)
Change in book overdraft	(3,182)	8,144
Proceeds from debt borrowings	106,700	59,000
Debt and capital lease obligation payments	(100,311)	(662)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(21,470)	(15,863)

Net increase (decrease) in cash and cash equivalents	4,390	(17,015)
Cash and cash equivalents at beginning of period	11,001	47,458

Cash and cash equivalents at end of period	$15,391	$30,443

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 22, 2006 and April 23, 2005 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, allowance for doubtful accounts, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals, pension obligations and distributor accounting. These policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In addition to these critical accounting policies, the company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R requires that the value of stock options and similar awards be expensed. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company applied intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The company applied the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”).
REPORTING PERIODS — Fiscal 2006 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2006 (sixteen weeks), second quarter ending July 15, 2006 (twelve weeks), third quarter ending October 7, 2006 (twelve weeks) and fourth quarter ending December 30, 2006 (twelve weeks).
STOCK SPLIT — On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and per share information has been restated for the prior period presented giving retroactive effect to the stock split.
SEGMENTS — The company consists of two business segments: Flowers Foods Bakeries Group, LLC (“Flowers Bakeries”) and Flowers Foods Specialty Group, LLC (“Flowers Specialty”). Flowers Bakeries focuses on the production and marketing of bakery products to customers in the southeastern, southwestern and mid-Atlantic areas of the United States primarily through its direct store delivery system. Flowers Specialty produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 22, 2006 and April 23, 2005. No other customer accounted for 10% or more of the company’s sales for the sixteen weeks ended April 22, 2006 or April 23, 2005.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
	(Percent of Sales)
Flowers Bakeries	15.4%	13.7%
Flowers Specialty	2.7	2.3

Total	18.1%	16.0%

STOCK BASED COMPENSATION — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. SFAS 123R requires that the value of stock options and similar awards be expensed. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. See Note 11 for information relating to the company’s stock-based compensation. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, the company applied intrinsic value accounting for its stock option plans under APB 25. Compensation cost for stock options, if any, was measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company applied the disclosure-only provisions of SFAS 123 and SFAS 148.
     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

FOR THE SIXTEEN WEEKS
ENDED APRIL 23, 2005
Net income, as reported	$19,997
Deduct: Stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(795)

Pro forma net income	$19,202

Basic net income per share
as reported	$0.31
pro forma	$0.30
Diluted net income per share
as reported	$0.31
pro forma	$0.29
2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business (“Mrs. Smith’s”) to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to Mrs. Smith’s were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s. Subsequent to the sale, the company paid various expenses related to its operation of Mrs. Smith’s, no single one of which was material to the financial condition or results of operations of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with Mrs. Smith’s. The balance of this reserve as of April 22, 2006 and December 31, 2005 was $0.2 million and $0.7 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. Activity related to Mrs. Smith’s, including the insurance recovery is recorded as Income from discontinued operations, net of income tax.
     The company is under audit by the Internal Revenue Service for tax years 2000, 2001 and 2003. Finalization of the 2000 and 2001 audit may result in the reversal of previously established tax reserves, which will be recorded as discontinued operations in the period the audit is finalized.
     There were no revenues or results of operations recorded for the discontinued operations in the sixteen weeks ended April 22, 2006 and April 23, 2005.

3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $27.5 million and $21.8 million for the sixteen weeks ended April 22, 2006 and April 23, 2005, respectively.
     During the sixteen weeks ended April 22, 2006, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2006
Accumulated other comprehensive loss, December 31, 2005	$(11,937)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $47	75
Reclassified to earnings (materials, labor and other production costs), net of income tax benefit of $(275)	(439)
Effective portion of change in fair value of hedging instruments, net of income tax of $3,092	4,939

Accumulated other comprehensive loss, April 22, 2006	$(7,362)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in the carrying amount of goodwill for the sixteen weeks ended April 22, 2006 is as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$54,891	$3,676	$58,567
Acquisition (1)	16,459	—	16,459

Balance as of April 22, 2006	$71,350	$3,676	$75,026

(1)   The company acquired Derst Baking Company in Savannah, Georgia on February 18, 2006. See Note 14 for further information regarding this acquisition.
     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the sixteen weeks ended April 22, 2006 are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$8,373	$5,232	$13,605
Amortization expense	(223)	(227)	(450)
Acquisition (1)	13,602	—	13,602
Reclassification (2)	(902)	—	(902)

Balance as of April 22, 2006	$20,850	$5,005	$25,855

(1)   As part of the acquisition of Derst Baking Company discussed above, the company acquired a trademark, which is valued at $7.0 million and is being amortized straight-line over 40 years and customer relationships valued at $6.6 million, which are being amortized over 15 years using an accelerated amortization method.
(2)   Relates to distribution routes that were reclassified from intangible assets to assets held for sale, in connection with the acquisition of Derst Baking company, as the company expects to sell these routes to independent distributors in early 2007.
     In October 2002, the company acquired Ideal Baking Company in Batesville, Arkansas. As part of this acquisition, the Ideal trademark was recorded as an indefinite-lived intangible asset, with a carrying value of $1.9 million. In September 2001, the company acquired Kotarides Baking Company in Norfolk, Virginia, which distributes breads and buns under the Mary Jane brand. The company recorded this trademark as an indefinite-lived intangible asset, with a carrying value of $3.3 million. In December 2005, as a result of the company’s growth of its Nature’s Own trademark, the company has determined that these trademarks should be recorded as definite-lived intangibles with estimated lives of 20 years for the Ideal trademark and 25 years for the Mary Jane trademark. Amortization of these trademarks began in the first quarter of fiscal 2006.
     Estimated amortization expense for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010 is $2.1 million, $2.0 million, $1.5 million, $1.5 million and $1.4 million, respectively.

5. NEW ACCOUNTING PRONOUNCEMENTS
     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. (“SFAS 151”) SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. This pronouncement did not have a material effect on the company’s results of operations or financial condition.
     Stock Based Compensation. As discussed in Note 1, in December 2004, the FASB issued SFAS 123R, which requires the value of stock options and similar awards be expensed. The company adopted the standard on January 1, 2006, and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. See Note 11 for information relating to the company’s stock-based compensation.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. (“SFAS 154”) SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections for the company’s fiscal year 2006 which began on January 1, 2006.
6. DERIVATIVE FINANCIAL INSTRUMENTS
     The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sugar and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production.
     As of April 22, 2006, the company’s hedge portfolio contained commodity derivatives with a fair value of $11.7 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at April 22, 2006 or December 31, 2005 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 22, 2006 and December 31, 2005 (amounts in thousands):

	APRIL 22, 2006	DECEMBER 31, 2005
Unsecured credit facility	$52,700	$50,000
Capital lease obligations	29,611	24,866
Other notes payable	6,792	4,189

	89,103	79,055
Less current maturities	4,914	4,652

Total long-term debt and capital leases	$84,189	$74,403

     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that expires October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of April, 22, 2006, the company was in compliance with all restrictive financial covenants under the credit facility.

     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and facility fee are based on the company’s leverage ratio. Outstanding borrowings under the credit facility were $52.7 million at April 22, 2006. Subsequent to the end of the first quarter of fiscal 2006, the company repaid $15.7 million of these borrowings. There were $50.0 million in borrowings outstanding under the credit facility as of December 31, 2005.
     The company paid financing costs of $0.4 million in connection with its credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $16.5 million and $19.6 million as of April 22, 2006 and December 31, 2005, respectively.
8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and, under FASB Interpretation No. 46 (“FIN 46), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     Following is the effect of the VIE during the first quarter of fiscal 2006 and the first quarter of fiscal 2005:

	FIRST QUARTER FISCAL 2006		FIRST QUARTER FISCAL 2005
	VIE	% of Total	VIE	% of Total
		(Dollars in thousands)
Assets as of respective quarter ends	$33,198	3.7%	$22,799	2.7%
Sales	$2,915	0.5%	$3,081	0.6%
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$819	2.2%	$375	1.1%
     The assets consist primarily of $24.6 million and $16.4 million, respectively, of transportation equipment recorded as capital lease obligations.
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
10. EARNINGS PER SHARE
     On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and earnings per common share information has been restated for the prior period presented giving retroactive effect to the stock split.
     The following table calculates basic earnings per common share and diluted earnings per common share at April 22, 2006 and April 23, 2005 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,260	$19,997

Basic weighted average shares outstanding	60,903	63,645

Basic earnings per common share	$0.37	$0.31

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,260	$19,997

Basic weighted average shares outstanding	60,903	63,645
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,123	1,908

Diluted weighted average shares outstanding	62,026	65,553

Diluted earnings per common share	$0.36	$0.31

     Stock options to purchase 437,300 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 22, 2006 because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     Effective January 1, 2006, the company adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. The company adopted SFAS 123R using the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. Therefore, the company’s income statement for the sixteen weeks ended April 23, 2005 has not been restated to reflect the impact of SFAS 123R. See Note 1 for disclosure of pro forma results for the first quarter of fiscal 2005. Under this transition method, compensation expense recognized during the sixteen weeks ended April 22, 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     In accordance with FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share Based Payment Awards, the company applied the short-cut method for determining its Capital in Excess of Par Value Pool (“APIC Pool”). This includes simplified methods to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of share-based awards that are outstanding upon adoption of SFAS 123R.
     Flowers Foods’ 2001 Equity and Performance Incentive Plan as amended and restated as of February 11, 2005 (“EPIP”) authorizes the compensation committee of the Board of Directors to grant up to 9,750,000 shares of Flowers Foods common stock to eligible employees and non-employee directors stock options, restricted stock, deferred stock and performance stock, performance units and stock appreciation rights. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Options granted on January 3, 2006 may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of each of the stock-based awards outstanding under the EPIP:
Stock Options
     On January 3, 2006 and during fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 437,300 shares, 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $28.02 for the fiscal 2006 grant, $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant, to exercise these options. During fiscal 2005, the employee options awarded in fiscal 2001 vested. As of April 22, 2006, there were 401,763 NQSOs outstanding with an exercise price of $6.31, 2,065,725 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007, and 437,300 NQSOs outstanding with an exercise price of $28.02, which will vest in January 2009.
     The stock option activity for the sixteen weeks ended April 22, 2006 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	3,306	$11.14
Granted	437	$28.02
Exercised	(838)	$6.38
Forfeitures	—	—

Outstanding at April 22, 2006	2,905	$15.05

Exercisable at April 22, 2006	760

Weighted average exercise price of options granted during the sixteen weeks ended April 22, 2006	$28.02

     As of April 22, 2006, all options outstanding under the EPIP had an average exercise price of $15.05 and a weighted average remaining contractual life of 6.9 years.
     During the sixteen weeks ended April 22, 2006 and April 23, 2005, the company recorded stock-based compensation expense of $1.2 million and $0 million, respectively, relating to stock options using the Black-Scholes option-pricing model applying the following assumptions:

	2003 Grant	2006 Grant
Weighted average fair value per share ($)	6.15	9.30
Dividend yield (%)	1.61	1.60
Expected volatility (%)	36.89	36.00
Risk-free interest rate (%)	4.35	4.25
Expected option life (years)	10.00	5.00
The following is a description of the methods used to arrive at the above assumptions:
2003 Grant:
Dividend yield - estimated dividend yield based on an annual dividend of $0.27.
Expected volatility - based on historical volatility over two years using daily stock prices.
Risk-free interest rate - United States Treasury Constant Maturity rates as of July 16, 2003 (grant date).
Expected option life - equals expected life of grant.
2006 Grant:
Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
Expected volatility — based on historical volatility over five years using daily stock prices.
Risk-free interest rate — United States Treasury Constant Maturity rates as of January 3, 2006 (grant date).
Expected option life — assumption is based on simplified formula determined in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment.
     As of April 22, 2006, there was $6.9 million of total unrecognized compensation expense related to stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
     Cash received from option exercises for the sixteen weeks ended April 22, 2006 and April 23, 2005 was $5.3 million and $1.2 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $7.2 million and $1.1 million, respectively, for the sixteen weeks ended April 22, 2006 and April 23, 2005. The total intrinsic value of stock options exercised was $18.4 million and $2.8 million for the sixteen weeks ended April 22, 2006 and April 23, 2005, respectively.

Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.1 million in compensation expense during the sixteen weeks ended April 22, 2006 and April 23, 2005, respectively, related to this restricted stock.
     During the second quarter of fiscal 2005 and the first quarter of fiscal 2005 non-employee directors were granted an aggregate of 29,340 shares and 1,404 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.6 million and $0.1 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million and $0.1 million in compensation expense during the sixteen weeks ended April 22, 2006 and April 23, 2005, respectively, related to this restricted stock.
     On January 3, 2006, certain key employees were granted 135,700 shares of restricted stock, which contain certain performance and market conditions, with a grant date price of $28.02. These shares vest on January 3, 2008; in order for these shares to vest and become nonforfeitable on this date, the following performance measure must be achieved by the company: the company’s average return on invested capital calculated on continuing operations for the cumulative two year vesting period (fiscal 2006 and fiscal 2007) must equal or exceed its weighted average cost of capital for the same two year period. In the event this performance measure is achieved, the awards vest, however the number of awards exercisable will be adjusted according to achievement of a management objective based on the relative performance of the company’s total return to shareholders (“company’s TSR”) determined for its 2006 and 2007 fiscal years compared to the total return to shareholders of the Standard & Poor’s 500 Packaged Food and Meat Index (“S&P TSR”) for the same, or approximately the same period (a market condition). Based on this comparison, the grant will be modified as follows: (i) if the company’s TSR is equal to the fiftieth percentile S&P TSR, there will be no adjustment; (ii) if the company’s TSR is less than the S&P TSR, the grant will be reduced by 1.3% for each percentile below the fiftieth by which the company’s TSR is less than the S&P TSR at the fiftieth percentile, but in no event will the reduction exceed twenty percent; and (iii) if the company’s TSR exceeds the S&P TSR at the fiftieth percentile, the grant will be increased by 1.3% for each percentile above the fiftieth by which the company’s TSR exceeds the S&P TSR at the fiftieth percentile, but in no event will the increase exceed twenty percent. On April 22, 2006, the estimated fair value of this restricted stock was $29.16, and the company recorded expense of $0.6 million for the sixteen weeks ended April 22, 2006 related to this restricted stock. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the sixteen weeks ended April 22, 2006 is set forth below (amounts in thousands, except price data):

	Number of shares	Weighted average fair value
Beginning balance at December 31, 2005	106	$18.67
Granted	136	$29.16

Ending balance at April 22, 2006	242	$24.57

     As of April 22, 2006, there was $4.0 million of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. In accordance with SFAS 123R, the company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the sixteen weeks ended April 22, 2006 and April 23, 2005, the company recorded expense of $0.8 million and a credit of $0.6 million, respectively, related to these rights.

     The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the sixteen weeks ended April 22, 2006 and April 23, 2005, the company recorded expense of $0.2 million and a credit of $0.1 million, respectively related to these rights.
     The fair value of the rights at April 22, 2006 ranged from $31.45 to $40.91. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 22, 2006: dividend yield 1.60%; expected volatility 36.00%; risk-free interest rate 4.98% and expected life of 1.20 years to 5.20 years.
     The rights activity for the sixteen weeks ended April 22, 2006 is set forth below (amounts in thousands, except price data):

Beginning balance at December 31, 2005	623
Rights granted	14
Rights exercised	(10)

Ending balance at April 22, 2006	627

Weighted average — grant date fair value	$14.42

     As a result of the adoption of SFAS 123R on January 1, 2006, the company recorded as an expense a cumulative effect of a change in accounting principle of $0.9 million ($0.6 million, net of income tax benefit) relating to its stock appreciation rights. This was a result of the liability as of January 1, 2006 (the day of adoption of SFAS 123R) as computed using the Black-Scholes pricing model being greater than the recorded liability on that day. Prior to the adoption of SFAS 123R, the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period.
   Stock-Based Compensation Expense Summary under SFAS 123R
     Stock-based compensation expense recognized during the sixteen weeks ended April 22, 2006 is set forth below (amounts in thousands, except per share data):

Total stock-based compensation expense included in selling, marketing and administrative expenses	$3,170
Income tax effect	1,185

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$1,985

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.03)
Diluted	$(0.03)
12. DEFINED AND POST-RETIREMENT BENEFIT PLANS
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 22, 2006, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company uses a September 30 measurement date for its plans.

     Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     During the first quarter of fiscal 2006, the company made a voluntary cash contribution to its defined benefit pension plan of $14.0 million. This contribution was not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the amount of future contributions. The company does not intend to make further contributions to the pension plan during the remainder of fiscal 2006.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
Service cost	$1,638	$1,926
Interest cost	4,910	4,930
Expected return on plan assets	(6,398)	(5,626)
Amortization of prior service cost	—	14
Amortization of net loss	8	614

Total net periodic benefit costs	$158	$1,858

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
     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
Service cost	$100	$84
Interest cost	116	106
Amortization of prior service cost	102	102
Amortization of net loss	6	—

Total net periodic benefit costs	$324	$292

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

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
SALES:
Flowers Bakeries	$456,439	$396,674
Flowers Specialty	134,516	125,906
Eliminations: Sales from Flowers Specialty To Flowers Bakeries	(20,518)	(16,540)
Sales from Flowers Bakeries To Flowers Specialty	(6,824)	—

	$563,613	$506,040

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$14,878	$14,393
Flowers Specialty	4,040	3,343
Unallocated	(92)	4

	$18,826	$17,740

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$38,885	$29,611
Flowers Specialty	4,979	9,584
Unallocated	(8,537)	(7,650)
Interest income, net	1,521	2,097

	$36,848	$33,642

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 16 Weeks Ended April 22, 2006			For the 16 Weeks Ended April 23, 2005
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$265,602	$28,820	$294,422	$230,756	$23,023	$253,779
Store Branded Retail	53,626	8,094	61,720	44,837	6,387	51,224
Foodservice and Other	130,387	77,084	207,471	121,081	79,956	201,037

Total	$449,615	$113,998	$563,613	$396,674	$109,366	$506,040

14. ACQUISITIONS
     On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst, with annual sales of approximately $50 million, produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida. (See Note 4)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen-week period ended April 22, 2006 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 31, 2005, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion. In addition to these critical accounting policies, the company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R requires that the value of stock options and similar awards be expensed. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company applied intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The company applied the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.

MATTERS AFFECTING ANALYSIS:
STOCK SPLIT
     On June 3, 2005, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 17, 2005, and new shares were issued on July 1, 2005. All share and per share information has been restated for the prior period presented giving retroactive effect to the stock split.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the sixteen-week periods ended April 22, 2006 and April 23, 2005, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 22, 2006	APRIL 23, 2005
Sales	100.00%	100.00%
Gross margin	50.44	50.05
Selling, marketing and administrative expenses	40.95	40.31
Depreciation and amortization	3.34	3.50
Gain on insurance recovery	(0.12)	—
Interest income, net	(0.27)	(0.41)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	6.54	6.65
Income tax expense	2.44	2.62
Minority interest in variable interest entity	(0.15)	(0.08)
Discontinued operations	0.22	—
Cumulative effect of a change in accounting principle	(0.10)	—
Net income	4.07%	3.95%
CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 22, 2006 COMPARED TO SIXTEEN WEEKS ENDED APRIL 23, 2005
     Consolidated Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 22, 2006		April 23, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$294,422	52.2%	$253,779	50.2%	16.0%
Store Branded Retail	61,720	11.0	51,224	10.1	20.5%
Foodservice and Other	207,471	36.8	201,037	39.7	3.2%

Total	$563,613	100.0%	$506,040	100.0%	11.4%

     The 11.4% increase in sales was attributable to price increases of 7.3% and favorable product mix shifts of 4.7%, partially offset by unit volume declines of 0.6%. The 4.1% increase in mix, net of the decrease in volume, resulted from growth in the company’s core business of 0.5%, the expansion of the company’s DSD system into new markets and new products, which contributed 0.8%, the February 2006 acquisition of Derst Baking Company, which contributed 1.7%, and the September 2005 acquisition of Royal Cake Company, which contributed 1.1%. The increase in branded retail sales was due primarily to the acquisitions and increases in volume and pricing. The company’s branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was due to volume and price increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily contract.

     Flowers Bakeries Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 22, 2006		April 23, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$265,602	59.1%	$230,756	58.2%	15.1%
Store Branded Retail	53,626	11.9	44,837	11.3	19.6%
Foodservice and Other	130,387	29.0	121,081	30.5	7.7%

Total	$449,615	100.0%	$396,674	100.0%	13.3%

     The 13.3% increase in sales was attributable to volume increases and favorable product mix shifts of 7.8%, while price increases contributed 5.5%. 2.2% of the total increase is related to the February 2006 acquisition of Derst Baking Company. The increase in branded retail sales was due to the Derst acquisition as well as volume and price increases. Flowers Bakeries’ branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts.
     Flowers Specialty Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 22, 2006		April 23, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$28,820	25.3%	$23,023	21.1%	25.2%
Store Branded Retail	8,094	7.1	6,387	5.8	26.7%
Foodservice and Other	77,084	67.6	79,956	73.1	(3.6)%

Total	$113,998	100.0%	$109,366	100.0%	4.2%

     The 4.2% increase in sales was attributable to price increases of 12.3%, partially offset by volume declines, net of favorable product mix shifts, of 8.1%. 4.9% of the total increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was primarily the result of favorable pricing and positive mix shifts. The increase in store branded retail sales was due to increased volume and price increases. The decrease in foodservice and other sales, which include contract production and vending, was due to decreased volume, partially offset by favorable product mix shifts and pricing. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, as expected. The company expects the decline from prior year in contract snack cake sales to continue, as the company moves to a more favorable mix with its branded products. During the first quarter of fiscal 2005, Flowers Specialty began producing a new product for a foodservice customer. Sales of this product decreased approximately $2.0 million year over year due to strong sales promotion by the foodservice customer during the first quarter of fiscal 2005, which was not repeated during the first quarter of fiscal 2006.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2006 was $284.3 million, or 12.2% higher than gross margin reported for the same period of the prior year of $253.3 million. As a percent of sales, gross margin increased to 50.4% as compared to 50.1% in the first quarter of fiscal 2005. This increase was primarily due to pricing gains and lower ingredient and packaging costs, partially offset by higher energy costs. Decreases in the cost of flour and sweetener drove the ingredient decrease, partially offset by an increase in dry sugar cost.
     Flowers Bakeries’ gross margin increased to 55.6% of sales for the first quarter of fiscal 2006, compared to 55.2% of sales for the prior year’s first quarter. This increase was due to pricing and volume increases, as well as lower ingredient costs, partially offset by increased energy costs.

     Flowers Specialty’s gross margin decreased to 30.0% of sales for the first quarter of fiscal 2006, compared to 31.2% of sales for the same period of fiscal 2005. This decrease was primarily a result of higher energy, labor, ingredient and in-bound freight costs. These negative items were partially offset by lower packaging costs and less outsourcing of production.
     Selling, Marketing and Administrative Expenses. For the first quarter of fiscal 2006, selling, marketing and administrative expenses were $230.8 million, or 40.9% of sales as compared to $204.0 million, or 40.3% of sales reported for the first quarter of fiscal 2005. This increase was due to higher stock-based compensation costs and higher labor and distribution costs. These increases were partially offset by increased sales and lower advertising costs. As a result of the company’s adoption of SFAS 123R on January 1, 2006 and an increase in stock-based compensation costs related to awards previously expensed, $3.7 million more stock-based compensation expense, or $0.04 per share, was recorded during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $196.3 million, or 43.7% of sales during the first quarter of fiscal 2006, as compared to $175.1 million, or 44.2% of sales during the same period of fiscal 2005. The decrease as a percent of sales was primarily due to increased sales and lower distribution and advertising costs. These positive items were partially offset by increased stock-based compensation costs of $1.4 million discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $25.2 million, or 22.1% of sales during the first quarter of fiscal 2006, as compared to $21.2 million, or 19.4% of sales during the first quarter of fiscal 2005. This increase was primarily attributable to higher distribution, labor and stock-based compensation expense. The higher distribution costs were due primarily to costs associated with the transition to a new centralized distribution center, increased fuel costs and the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.
     Depreciation and Amortization. Depreciation and amortization expense was $18.8 million for the first quarter of fiscal 2006, an increase of 6.1% from the first quarter of fiscal 2005, which was $17.7 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $14.8 million for the first quarter of fiscal 2006 from $14.4 million in the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the first quarter of fiscal 2005.
     Flowers Specialty’s depreciation and amortization expense increased to $4.0 million for the first quarter of fiscal 2006 as compared to $3.3 million for the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the first quarter of fiscal 2005.
     Gain on Insurance Recovery. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $1.1 million were received during the sixteen weeks ended April 22, 2006 under the company’s insurance policy. The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million. This equipment was replaced during the first quarter and is fully operational. The company has also filed insurance claims for business interruption, but at this time, these claims have not been settled or recorded in the company’s consolidated financial statements at April 22, 2006.
     Net Interest Income. For the first quarter of fiscal 2006, net interest income was $1.5 million, a decrease of $0.6 million from the first quarter of fiscal 2005, which was $2.1 million. The decrease was primarily related to an increase in interest expense of $0.4 million primarily as a result of a higher average amount of debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and a change in accounting principle for the first quarter of fiscal 2006 was $36.8 million, an increase of $3.2 million from the $33.6 million reported for the first quarter of fiscal 2005.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $9.2 million, partially offset by a decrease in the operating results of Flowers Specialty of $4.6 million, an increase of $0.8 million in unallocated corporate expenses and a decrease in net interest income of $0.6 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower ingredient, advertising and distribution costs, partially offset by higher stock-based compensation and energy costs.

The decrease at Flowers Specialty was primarily a result of higher energy, labor, ingredient and in-bound freight costs, as well as costs associated with the transition to a new centralized distribution center and the shift of business from contract to mass merchandisers and convenience stores as discussed above. These negative items were partially offset by the gain on the insurance recovery discussed above. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense, partially offset by lower pension costs. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2006 was 37.4% compared to 39.4% for the same period of fiscal 2005. This decrease is primarily the result of an increase in the benefit of the Section 199 qualifying production activities deduction and $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter of fiscal 2005 based on the outcome of a state tax audit that was settled in the first quarter of fiscal 2005. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Minority Interest. Minority interest represents all the earnings of the company’s variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 8 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
     Discontinued Operations. During fiscal 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit were recorded by the company as part of discontinued operations. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. The recovery is recorded as Income from discontinued operations, net of income tax, in the condensed consolidated statement of income for the sixteen weeks ended April 22, 2006.
     The company is under audit by the Internal Revenue Service for tax years 2000, 2001 and 2003. Finalization of the 2000 and 2001 audit may result in the reversal of previously established tax reserves, which will be recorded as discontinued operations in the period the audit is finalized.
     Cumulative Effect of a Change in Accounting Principle. As a result of the adoption of SFAS 123R on January 1, 2006, the company recorded as an expense a cumulative effect of a change in accounting principle of $0.9 million ($0.6 million, net of income tax benefit) relating to its stock appreciation rights. This was a result of the liability as of January 1, 2006 (the day of adoption of SFAS 123R) as computed using the Black-Scholes pricing model being greater than the recorded liability on that day. Prior to the adoption of SFAS 123R, the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $15.4 million at April 22, 2006 from $11.0 million at December 31, 2005. The increase resulted from $45.8 million provided by operating activities, partially offset by $19.9 million and $21.5 million disbursed for investing activities and financing activities, respectively.
     Net cash of $45.8 million provided by operating activities during the sixteen weeks ended April 22, 2006 consisted primarily of $22.9 million in net income, adjusted for certain non-cash items of $20.9 million. Cash provided by working capital and other activities was $2.0 million. Included in the cash provided by working capital and other activities was a pension contribution of $14.0 million and a federal income tax refund of $10.5 million.

     Net cash disbursed for investing activities during the sixteen weeks ended April 22, 2006 of $19.9 million consisted primarily of capital expenditures of $15.2 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $10.6 million and $3.6 million, respectively. The company also leases certain production machinery and equipment through various operating leases.
     Net cash disbursed for financing activities of $21.5 million during the sixteen weeks ended April 22, 2006 consisted primarily of stock repurchases and dividends paid of $31.0 million and $6.2 million, respectively, partially offset by net debt borrowings of $6.4 million and proceeds of $5.3 million from the exercise of stock options. In accordance with SFAS 123R, cash income tax benefits of $7.2 million related to the exercise of stock options during the first quarter of fiscal 2006 are classified as cash inflows from financing activities. As a result of the company applying the modified prospective transition method in adopting SFAS 123R, prior period cash flow statements are not adjusted, therefore, cash income tax benefits of $1.1 million related to the exercise of stock options during the first quarter of fiscal 2005 are classified as cash inflows from operating activities.
Credit Facility
     On October 29, 2004, the company amended and restated its credit facility (the “credit facility”). The credit facility is a 5-year, $150.0 million unsecured revolving loan facility that expires October 29, 2009. The company may request to increase its borrowings under the credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain restrictions, which among other things, requires maintenance of financial covenants and limits encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 22, 2006 and December 31, 2005, the company was in compliance with all restrictive financial covenants under the credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the credit facility were $52.7 million at April 22, 2006. Subsequent to the end of the first quarter of fiscal 2006, the company repaid $15.7 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2006 repay a portion or all of these borrowings.
     The company paid financing costs of $0.4 million in connection with the credit facility. These costs, along with unamortized costs of $0.4 million relating to the company’s former credit facility, were deferred and are being amortized over the term of the credit facility.
     Currently, the company’s credit ratings by Standard and Poor’s are BBB-, by Fitch Ratings BBB (upgraded from BBB- at April 22, 2006) and by Moody’s Investor Service Baa3 (upgraded from Ba2 at April 22, 2006). Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On February 10, 2006, the Board of Directors declared a dividend of $0.10 per share on the company’s common stock that was paid on March 10, 2006 to shareholders of record on February 24, 2006. This dividend payment was $6.2 million.
     During the first quarter of fiscal 2006, the company made a voluntary cash contribution to its defined benefit pension plan of $14.0 million. This contribution was funded with borrowings under the credit facility and is tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes, due to its strong cash flow and balance sheet, this was an appropriate time in which to make the contribution in order to reduce the amount of future contributions. The company does not intend to make further contributions to the pension plan during the remainder of fiscal 2006. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2006, 1,120,494 shares at a cost of $31.0 million were purchased under the plan. From the inception of the plan through April 22, 2006, 10,552,660 shares at a cost of $214.5 million have been purchased under the plan.
     During the first quarter of fiscal 2006, the company paid $16.6 million related to fiscal 2005 bonuses.
NEW ACCOUNTING PRONOUNCEMENTS:
     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. This pronouncement did not have a material effect on the company’s results of operations or financial condition.
     Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, which requires the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. Stock-based compensation expense related to all stock-based awards for the sixteen weeks ended April 22, 2006 was approximately $2.0 million, net of income tax, or $0.03 per diluted share and for the sixteen weeks ended April 23, 2005 was approximately a credit of $0.3 million, net of income tax, or $0.01 per diluted share. Total pre-tax unrecognized compensation expense at April 22, 2006 related to non-vested stock options and restricted stock awards of $10.9 million will be recognized over a weighted-average period of 1.9 years. See Note 11 of Notes to Condensed Consolidated Financial Statements for information relating to the company’s stock-based compensation.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement is effective for accounting changes and error corrections for the company’s fiscal year 2006 which began on January 1, 2006.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 22, 2006, the fair market value of the company’s commodity derivative portfolio was $11.7 million. Of this fair value, $10.0 million is based on quoted market prices and $1.7 million is based on models and other valuation methods. $10.0 million and $1.7 million of this fair value relates to instruments that will be utilized in fiscal 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of April 22, 2006, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $9.5 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 22, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2005 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2006 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
January 1, 2006 – January 28, 2006	63	$27.57	63	5,756
January 29, 2006 – February 25, 2006	300	$27.50	300	5,456
February 26, 2006 – March 25, 2006	750	$27.78	750	4,706
March 26, 2006 – April 22, 2006	7	$27.48	7	4,699

Total	1,120	$27.69	1,120

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ George E. Deese

Name: George E. Deese
Title: Chairman of the Board, President and Chief Executive Officer

By:	/s/ Jimmy M. Woodward

Name: Jimmy M. Woodward
Title: Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: June 1, 2006

EXHIBIT INDEX

Exhibit No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 3, 2003, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

Exhibit No.		Name of Exhibit
10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report dated March 1, 2006, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended April 22, 2006.

*	Filed herewith