Form 10-Q
period 2006-07-15
FLOWERS FOODS INC
filed 2006-08-24
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 18, 2006

Common Stock, $.01 par value with	61,268,500
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
     The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2005 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	JULY 15, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,644	$11,001

Accounts and notes receivable, net of allowances of $913 and $162, respectively	143,659	120,751

Inventories, net:
Raw materials	12,177	11,042
Packaging materials	11,497	10,055
Finished goods	20,879	21,704

	44,553	42,801

Spare parts and supplies	24,302	23,241

Deferred taxes	8,311	7,561

Other	22,355	32,215

	260,824	237,570

Net Property, Plant and Equipment	464,356	451,921

Notes Receivable	71,412	70,357

Assets Held for Sale — Distributor Routes	25,158	16,382

Other Assets	3,820	2,667

Goodwill	76,244	58,567

Other Intangible Assets, net	25,200	13,605

	$927,014	$851,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,942	$4,652
Accounts payable	94,732	83,801
Other accrued liabilities	84,746	85,822

	184,420	174,275

Long-Term Debt and Capital Leases	86,932	74,403

Other Liabilities:
Post-retirement/post-employment obligations	10,134	9,728
Deferred taxes	44,427	42,569
Other	34,998	33,160

	89,559	85,457

Minority Interest in Variable Interest Entity	5,359	4,563

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 67,775,496 shares issued, respectively	678	678
Treasury stock — 6,506,996 shares and 7,457,637 shares, respectively	(140,240)	(148,747)
Capital in excess of par value	479,388	474,708
Retained earnings	227,355	198,567
Unearned compensation	—	(898)
Accumulated other comprehensive loss	(6,437)	(11,937)

	560,744	512,371

	$927,014	$851,069

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY -EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
Sales	$445,772	$405,300	$1,009,385	$911,340
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	224,025	202,511	503,360	455,275
Selling, marketing and administrative expenses	176,016	161,433	406,795	365,424
Depreciation and amortization	15,113	13,427	33,939	31,167
Gain on insurance recovery	0	0	(654)	0

Income from operations	30,618	27,929	65,945	59,474
Interest expense	987	855	2,412	1,849
Interest income	(2,273)	(2,251)	(5,219)	(5,342)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	31,904	29,325	68,752	62,967
Income tax expense	11,566	10,843	25,335	24,113

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	20,338	18,482	43,417	38,854
Minority interest in variable interest entity	(614)	(825)	(1,433)	(1,200)

Income from continuing operations before cumulative effect of a change in accounting principle	19,724	17,657	41,984	37,654
Income from discontinued operations, net of income tax of $778	0	0	1,222	0

Income before cumulative effect of a change in accounting principle	19,724	17,657	43,206	37,654
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	0	0	(568)	0

Net income	$19,724	$17,657	$42,638	$37,654

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.32	$0.29	$0.69	$0.60
Income from discontinued operations, net of income tax	0.00	0.00	0.02	0.00
Cumulative effect of a change in accounting principle, net of income tax benefit	0.00	0.00	(0.01)	0.00

Net income per share	$0.32	$0.29	$0.70	$0.60

Weighted average shares outstanding	61,195	60,937	61,008	62,634

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.32	$0.28	$0.68	$0.58
Income from discontinued operations, net of income tax	0.00	0.00	0.02	0.00
Cumulative effect of a change in accounting principle, net of income tax benefit	0.00	0.00	(0.01)	0.00

Net income per share	$0.32	$0.28	$0.69	$0.58

Weighted average shares outstanding	62,008	62,705	61,992	64,488

Cash dividends paid per common share	$0.125	$0.10	$0.225	$0.183

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of		Unearned
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)
Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (Note 11)				(898)					898	0
Net income	$42,638				42,638					42,638
Derivative instruments	5,500					5,500				5,500

Comprehensive income	$48,138

Stock repurchases							(1,447,894)	(40,162)		(40,162)
Exercise of stock options (includes income tax benefits of $8,046)				(5,110)			937,793	19,132		14,022
Issuance and vesting of restricted stock awards (includes income tax benefits of $86)				(3,160)			161,340	3,251		91
Reversion of restricted stock award				13			(600)	(13)		—
Restricted stock award compensation				1,604						1,604
Stock option compensation				2,130						2,130
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.225 per common share					(13,850)					(13,850)

Balances at July 15, 2006		67,775,496	$678	$479,388	$227,355	$(6,437)	(6,506,996)	$(140,240)	$0	$560,744

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$42,638	$37,654
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	930	—
Stock based compensation	5,025	1,777
Income tax benefit related to stock awards	—	7,959
Depreciation and amortization	33,939	31,167
Deferred income taxes	(5,868)	13,030
Provision for inventory obsolescence	422	336
Allowances for accounts receivable	492	1,354
Minority interest in variable interest entity	1,433	1,200
Other	(793)	(244)
Changes in assets and liabilities:
Accounts and notes receivable, net	(19,363)	(8,133)
Inventories, net	(1,184)	(3,112)
Other assets	24,409	(14,674)
Pension contributions	(14,000)	(25,000)
Accounts payable and other accrued liabilities	5,788	(13,517)

NET CASH PROVIDED BY OPERATING ACTIVITIES	73,868	29,797

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(32,296)	(17,029)
(Purchase of) proceeds from notes receivable	(1,437)	972
Acquisitions, net of cash acquired	(887)	—
Other	(2,132)	604

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(36,752)	(15,453)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(13,850)	(11,519)
Exercise of stock options	5,981	5,519
Income tax benefit related to stock awards	8,132	—
Stock repurchases	(40,162)	(107,300)
Change in book overdraft	751	13,045
Payment of financing fees	(333)	—
Proceeds from debt borrowings	216,300	79,000
Debt and capital lease obligation payments	(207,292)	(25,122)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(30,473)	(46,377)

Net increase (decrease) in cash and cash equivalents	6,643	(32,033)
Cash and cash equivalents at beginning of period	11,001	47,458

Cash and cash equivalents at end of period	$17,644	$15,425

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 15, 2006 and July 16, 2005 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
REPORTING PERIODS — Fiscal 2006 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2006 (sixteen weeks), second quarter ended July 15, 2006 (twelve weeks), third quarter ending October 7, 2006 (twelve weeks) and fourth quarter ending December 30, 2006 (twelve weeks).
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 15, 2006 and July 16, 2005. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
	(Percent of Sales)		(Percent of Sales)
Flowers Bakeries	16.8%	14.9%	16.2%	14.2%
Flowers Specialty	2.5	2.9	2.6	2.6

Total	19.3%	17.8%	18.8%	16.8%

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
     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS	FOR THE TWENTY-EIGHT WEEKS
	ENDED JULY 16 , 2005	ENDED JULY 16 , 2005
Net income, as reported	$17,657	$37,654
Deduct: Stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(375)	(1,170)

Pro forma net income	$17,282	$36,484

Basic net income per share
as reported	$0.29	$0.60
pro forma	$0.28	$0.58
Diluted net income per share
as reported	$0.28	$0.58
pro forma	$0.28	$0.57
2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business (“Mrs. Smith’s”) to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to Mrs. Smith’s were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s. Subsequent to the sale, the company paid various expenses related to its operation of Mrs. Smith’s, no single one of which was material to the financial condition or results of operations of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with Mrs. Smith’s. The balance of this reserve as of July 15, 2006 and December 31, 2005 was $0.1 million and $0.7 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. Activity related to Mrs. Smith’s, including the insurance recovery is recorded as Income from discontinued operations, net of income tax.
     The company is under audit by the Internal Revenue Service for tax years 2000, 2001 and 2003. Finalization of the 2000 and 2001 audit may result in the reversal of previously established tax reserves, which will be recorded as discontinued operations in the period the audit is finalized.
     There were no revenues or results of operations recorded for the discontinued operations in the twelve or twenty-eight weeks ended July 15, 2006 and July 16, 2005.

3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $20.6 million and $48.1 million for the twelve and twenty-eight weeks ended July 15, 2006, respectively. Total comprehensive income was $21.0 million and $42.8 million for the twelve and twenty-eight weeks ended July 16, 2005, respectively.
     During the twenty-eight weeks ended July 15, 2006, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2006
Accumulated other comprehensive loss, December 31, 2005	$(11,937)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $360	574
Reclassified to earnings, net of income tax benefit of $(516)	(825)
Effective portion of change in fair value of hedging instruments, net of income tax of $3,600	5,751

Accumulated other comprehensive loss, July 15, 2006	$(6,437)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in the carrying amount of goodwill for the twenty-eight weeks ended July 15, 2006 is as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$54,891	$3,676	$58,567
Acquisition (1)	17,677	—	17,677
Segment restructuring (2)	(1,896)	1,896	—

Balance as of July 15, 2006	$70,672	$5,572	$76,244

(1)	The company acquired Derst Baking Company in Savannah, Georgia on February 18, 2006. See Note 14 for further information regarding this acquisition.

(2)	Effective January 1, 2006, the company’s Ft. Smith, Arkansas and Texarkana, Arkansas facilities were transferred to Flowers Specialty from Flowers Bakeries.
     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the twenty-eight weeks ended July 15, 2006 are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$8,373	$5,232	$13,605
Amortization expense	(708)	(397)	(1,105)
Acquisition (1)	13,602	—	13,602
Reclassification (2)	(902)	—	(902)
Segment restructuring (3)	(1,074)	1,074	—

Balance as of July 15, 2006	$19,291	$5,909	$25,200

(1)	As part of the acquisition of Derst Baking Company, the company acquired a trademark, which is valued at $7.0 million and is being amortized straight-line over 40 years, and customer relationships valued at $6.6 million, which are being amortized over 15 years using an accelerated amortization method.

(2)	Relates to distribution routes that were reclassified from intangible assets to assets held for sale, in connection with the acquisition of Derst Baking Company, as the company expects to sell these routes to independent distributors in early 2007.

(3)	Effective January 1, 2006, the company’s Ft. Smith, Arkansas and Texarkana, Arkansas facilities were transferred to Flowers Specialty from Flowers Bakeries.

     In October 2002, the company acquired Ideal Baking Company in Batesville, Arkansas. As part of this acquisition, the Ideal trademark was recorded as an indefinite-lived intangible asset, with a carrying value of $1.9 million. In September 2001, the company acquired Kotarides Baking Company in Norfolk, Virginia, which distributes breads and buns under the Mary Jane brand. The company recorded this trademark as an indefinite-lived intangible asset, with a carrying value of $3.3 million. In December 2005, as a result of the company’s growth of its Nature’s Own trademark, the company determined that these trademarks should be recorded as definite-lived intangibles with estimated lives of 20 years for the Ideal trademark and 25 years for the Mary Jane trademark. Amortization of these trademarks began in the first quarter of fiscal 2006.
     Estimated amortization expense for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010 is $2.1 million, $2.0 million, $1.5 million, $1.5 million and $1.4 million, respectively.
5. NEW ACCOUNTING PRONOUNCEMENTS
     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. (“SFAS 151”) SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. This pronouncement did not have a material effect on the company’s results of operations or financial condition.
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
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the company’s fiscal 2007 beginning December 31, 2006. The company is currently assessing the impact FIN 48 will have on its financial statements.
     Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. On July 26, 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. This standard will be effective for the company’s fiscal 2006 ending December 30, 2006. The FASB is expected to issue its final standard on or before September 29, 2006.
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
     As of July 15, 2006, the company’s hedge portfolio contained commodity derivatives with a fair value of $13.0 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2007. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 15, 2006 or December 31, 2005 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at July 15, 2006 and December 31, 2005 (amounts in thousands):

	JULY 15, 2006	DECEMBER 31, 2005
Unsecured credit facility	$56,400	$50,000
Capital lease obligations	28,696	24,866
Other notes payable	6,778	4,189

	91,874	79,055
Less current maturities	4,942	4,652

Total long-term debt and capital leases	$86,932	$74,403

     On June 6, 2006, the company further amended and restated its credit facility (the “new credit facility”), which was previously amended and restated on October 29, 2004 (“the former credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility that provides for lower rates on future borrowings than the company’s former credit facility through June 6, 2011. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $56.4 million in outstanding borrowings under the new credit facility at July 15, 2006.
     The new credit facility includes certain customary restrictions, which among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of July 15, 2006, the company was in compliance with all restrictive financial covenants under the new credit facility.
     The company paid financing costs of $0.4 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.5 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.
     On October 29, 2004, the company amended and restated its then existing credit facility. The former credit facility was in effect at December 31, 2005 and was a five-year, $150.0 million unsecured revolving loan facility. The company could request to increase its borrowings under the former credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Interest on the former credit facility was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% was due quarterly on all commitments under the former credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $20.4 million and $19.6 million as of July 15, 2006 and December 31, 2005, respectively.

8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     Following is the effect of the VIE during the twelve and twenty-eight weeks ended July 15, 2006 and July 16, 2005:

	TWELVE WEEKS		TWELVE WEEKS		TWENTY-EIGHT WEEKS		TWENTY-EIGHT WEEKS
	ENDED JULY 15, 2006		ENDED JULY 16, 2005		ENDED JULY 15, 2006		ENDED JULY 16, 2005
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$32,547	3.5%	$23,569	2.8%	$32,547	3.5%	$23,569	2.8%
Sales	$3,599	0.8%	$3,460	0.9%	$6,514	0.6%	$6,541	0.7%
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$614	1.9%	$825	2.8%	$1,433	2.1%	$1,200	1.9%
     The assets consist primarily of $23.8 million and $16.4 million as of July 15, 2006 and December 31, 2005, respectively, of transportation equipment recorded as capital lease obligations.
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
10. EARNINGS PER SHARE
     The following table calculates basic earnings per common share and diluted earnings per common share at July 15, 2006 and July 16, 2005 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$19,724	$17,657	$41,984	$37,654

Basic weighted average shares outstanding	61,195	60,937	61,008	62,634

Basic earnings per common share	$0.32	$0.29	$0.69	$0.60

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$19,724	$17,657	$41,984	$37,654

Basic weighted average shares outstanding	61,195	60,937	61,008	62,634
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	813	1,768	984	1,854

Diluted weighted average shares outstanding	62,008	62,705	61,992	64,488

Diluted earnings per common share	$0.32	$0.28	$0.68	$0.58

     Stock options to purchase 435,400 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 15, 2006 because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     Effective January 1, 2006, the company adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. The company adopted SFAS 123R using the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. Therefore, the company’s income statement for the twelve and twenty-eight weeks ended July 16, 2005 have not been restated to reflect the impact of SFAS 123R. See Note 1 for disclosure of pro forma results for these reporting periods. Under this transition method, compensation expense recognized during the twelve and twenty-eight weeks ended July 15, 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
     Flowers Foods’ 2001 Equity and Performance Incentive Plan as amended and restated as of February 11, 2005 (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 9,750,000 shares. Over the life of the EPIP, the company has only issued options and restricted stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Options granted on January 3, 2006 may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of each of the stock-based awards outstanding under the EPIP:
Stock Options
     On January 3, 2006 and during fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 437,300 shares, 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $28.02 for the fiscal 2006 grant, $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant, to exercise these options. During fiscal 2005, the employee options awarded in fiscal 2001 vested. As of July 15, 2006, there were 302,388 NQSOs outstanding with an exercise price of $6.31, 2,055,000 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007, and 435,400 NQSOs outstanding with an exercise price of $28.02, which will vest in January 2009.
     The stock option activity for the twenty-eight weeks ended July 15, 2006 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	3,306	$11.14
Granted	437	$28.02
Exercised	(937)	$6.37
Forfeitures	(13)	$9.58

Outstanding at July 15, 2006	2,793	$15.36

Exercisable at July 15, 2006	661

Weighted average exercise price of options granted during the twenty-eight weeks ended July 15 , 2006	$28.02

     As of July 15, 2006, all options outstanding under the EPIP had an average exercise price of $15.36 and a weighted average remaining contractual life of 6.7 years.
     During the twelve and twenty-eight weeks ended July 15, 2006 and July 16, 2005, the company recorded stock-based compensation expense of $0.9 million and $0 million, respectively, and $2.1 million and $0 million, respectively relating to stock options using the Black-Scholes option-pricing model applying the following assumptions:

	2003 Grant	2006 Grant
Weighted average fair value per share ($)	6.15	9.30
Dividend yield (%)	1.61	1.60
Expected volatility (%)	36.89	36.00
Risk-free interest rate (%)	4.35	4.25
Expected option life (years)	10.00	5.00
The following is a description of the methods used to arrive at the above assumptions:
2003 Grant:
Dividend yield — estimated dividend yield based on an annual dividend of $0.27.
Expected volatility — based on historical volatility over two years using daily stock prices.
Risk-free interest rate — United States Treasury Constant Maturity rates as of July 16, 2003 (grant date).
Expected option life — equals expected life of grant.
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
     As of July 15, 2006, there was $5.9 million of total unrecognized compensation expense related to stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
     Cash received from option exercises for the twenty-eight weeks ended July 15, 2006 and July 16, 2005 was $6.0 million and $5.5 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $8.1 million and $8.0 million, respectively, for the twenty-eight weeks ended July 15, 2006 and July 16, 2005. The total intrinsic value of stock options exercised was $20.6 million and $20.4 million for the twenty-eight weeks ended July 15, 2006 and July 16, 2005, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.2 million in compensation expense during the twelve and twenty-eight weeks ended July 15, 2006, respectively, and $0.1 million and $0.2 million for the twelve and twenty-eight weeks ended July 16, 2005, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006, the second quarter of fiscal 2005 and the first quarter of fiscal 2005 non-employee directors were granted an aggregate of 25,640 shares, 29,340 shares and 1,404 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million, $0.6 million and $0.1 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million and $0.2 million in compensation expense during the twelve weeks ended July 15, 2006 and July 16, 2005, respectively, and $0.4 million and $0.3 million of compensation expense during the twenty-eight weeks ended July 15, 2006 and July 16, 2005, respectively, related to this restricted stock.
     On January 3, 2006, certain key employees were granted 135,700 shares of restricted stock, which contain certain performance and market conditions, at a grant date price of $28.02. These shares vest on January 3, 2008. In order for these shares to vest and become nonforfeitable on this date, the following performance measure must be achieved by the company: the company’s average return on invested capital calculated on continuing operations for the cumulative two year vesting period (fiscal 2006 and fiscal 2007) must equal or exceed its weighted average cost of capital for the same two year period. In the event this performance measure is achieved, the awards vest. However the number of awards exercisable will be adjusted according to achievement of a management objective based on the relative performance of the company’s total return to shareholders (“company’s TSR”) determined for its 2006 and 2007 fiscal years compared to the total return to shareholders of the Standard & Poor’s 500 Packaged Food and Meat Index (“S&P TSR”) for the same, or approximately the same, period (a market condition). Based on this comparison, the grant will be modified as follows: (i) if the company’s TSR is equal to the fiftieth percentile S&P TSR, there will be no adjustment; (ii) if the company’s TSR is less than the S&P TSR, the grant will be reduced by 1.3% for each percentile below the fiftieth by which the company’s TSR is less than the S&P TSR at the fiftieth percentile, but in no event will the reduction exceed twenty percent; and (iii) if the company’s TSR exceeds the S&P TSR at the fiftieth percentile, the grant will be increased by 1.3% for each percentile above the fiftieth by which the company’s TSR exceeds the S&P TSR at the fiftieth percentile, but in no event will the increase exceed twenty percent. The estimated fair value of this restricted stock is $29.16, and the company recorded expense of $0.5 million and $1.1 million, respectively, for the twelve and twenty-eight weeks ended July 15, 2006 related to this restricted stock. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the twenty-eight weeks ended July 15, 2006 is set forth below (amounts in thousands, except price data):

	Number of shares	Weighted average fair value
Beginning balance at December 31, 2005	106	$18.67
Granted	162	$29.17
Forfeited	(1)	$29.16
Vested	(31)	$22.09

Ending balance at July 15, 2006	236	$25.39

     As of July 15, 2006, there was $4.0 million of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. In accordance with SFAS 123R, the company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve and twenty-eight weeks ended July 15, 2006, the company recorded expense of $0.3 million and $1.1 million, respectively, and during the twelve and twenty-eight weeks ended July 16, 2005, the company recorded expense of $1.4 million and $0.8 million, respectively, related to these rights.
     The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve and twenty-eight weeks ended July 15, 2006 the company recorded a credit of $0.1 million and expense of $0.1 million, respectively, and during the twelve and twenty-eight weeks ended July 15, 2005, the company recorded expense of $0.6 million and $0.5 million, respectively, related to these rights.

     The fair value of the rights at July 15, 2006 ranged from $29.80 to $41.25. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 15, 2006: dividend yield 1.60%; expected volatility 36.00%; risk-free interest rate 5.09% and expected life of 1.00 years to 5.40 years.
     The rights activity for the twenty-eight weeks ended July 15, 2006 is set forth below (amounts in thousands, except price data):

Beginning balance at December 31, 2005	623
Rights granted	25
Rights exercised	(29)

Ending balance at July 15, 2006	619

Weighted average — grant date fair value	$14.68

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
Stock-Based Compensation Expense Summary under SFAS 123R
     Stock-based compensation expense recognized during the twelve and twenty-eight weeks ended July 15, 2006 is set forth below (amounts in thousands, except per share data):

	TWELVE WEEKS	TWENTY-EIGHT WEEKS
Total stock-based compensation expense included in selling, marketing and administrative expenses	$1,855	$5,025
Income tax effect	673	1,849

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$1,182	$3,176

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
12. POST-RETIREMENT PLANS
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 15, 2006, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company uses a September 30 measurement date for its plans.
     Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     During the first quarter of fiscal 2006, the company made a voluntary cash contribution to its defined benefit pension plan of $14.0 million. This contribution was not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and balance sheet, it was an appropriate time to make the contribution to reduce the amount of future contributions. The company does not intend to make further contributions to the pension plan for the remainder of fiscal 2006.

     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
Service cost	$58	$1,444	$1,696	$3,370
Interest cost	3,615	3,698	8,525	8,628
Expected return on plan assets	(4,798)	(4,220)	(11,196)	(9,846)
Amortization of prior service cost	—	11	—	25
Amortization of net loss	6	460	14	1,074

Total net periodic benefit costs	$(1,119)	$1,393	$(961)	$3,251

Post-retirement Benefit Plan
     The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical plan. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees.
     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
Service cost	$74	$62	$174	$146
Interest cost	91	80	207	186
Amortization of prior service cost	77	77	179	179
Amortization of net loss	5	—	11	—

Total net periodic benefit costs	$247	$219	$571	$511

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve and twenty-eight weeks ended July 15, 2006, the total cost and contributions were $2.9 million and $6.9 million, respectively. During the twelve and twenty-eight weeks ended July 16, 2005 the total cost and contributions were $1.4 million and $3.4 million, respectively. The increase in the cost of the Plan year over year is due to increased participation in the Plan as a result of the curtailment of the defined benefit plan discussed above, and the increase in the company’s contribution from 2% to 3%.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15 , 2006	JULY 16 , 2005	JULY 15 , 2006	JULY 16 , 2005
SALES:
Flowers Bakeries	$363,900	$325,127	$820,339	$727,700
Flowers Specialty	102,614	97,850	237,130	223,756
Eliminations: Sales from Flowers Specialty to Flowers Bakeries	(15,304)	(12,479)	(35,822)	(29,019)
Sales from Flowers Bakeries To Flowers Specialty	(5,438)	(5,198)	(12,262)	(11,097)

	$445,772	$405,300	$1,009,385	$911,340

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15 , 2006	JULY 16 , 2005	JULY 15 , 2006	JULY 16 , 2005
DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$12,113	$10,627	$26,991	$25,020
Flowers Specialty	3,030	2,752	7,070	6,095
Unallocated	(30)	48	(122)	52

	$15,113	$13,427	$33,939	$31,167

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$32,121	$28,651	$71,006	$58,262
Flowers Specialty	3,736	5,967	8,715	15,551
Unallocated	(5,239)	(6,689)	(13,776)	(14,339)
Interest income, net	1,286	1,396	2,807	3,493

	$31,904	$29,325	$68,752	$62,967

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 12 Weeks Ended July 15, 2006			For the 12 Weeks Ended July 16, 2005
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$213,394	$22,242	$235,636	$188,926	$20,503	$209,429
Store Branded Retail	47,605	6,080	53,685	41,800	5,543	47,343
Foodservice and Other	97,463	58,988	156,451	89,203	59,325	148,528

Total	$358,462	$87,310	$445,772	$319,929	$85,371	$405,300

	For the 28 Weeks Ended July 15, 2006			For the 28 Weeks Ended July 16, 2005
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$477,062	$51,028	$528,090	$419,698	$43,523	$463,221
Store Branded Retail	101,024	14,173	115,197	86,627	11,933	98,560
Foodservice and Other	229,991	136,107	366,098	210,278	139,281	349,559

Total	$808,077	$201,308	$1,009,385	$716,603	$194,737	$911,340

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
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 15, 2006 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
MATTERS AFFECTING ANALYSIS:
     Insurance Proceeds from Losses Incurred from Hurricane Katrina. On August 29, 2005, Hurricane Katrina struck the gulf coast of the United States and caused catastrophic damage to the area, particularly New Orleans, Louisiana. The company operates a bakery in New Orleans that was affected by the hurricane. The New Orleans bakery was out of operation until December 8, 2005 due to the many problems in the New Orleans area that were not within the company’s control.
     The company received insurance payments of $5.5 million during fiscal 2005 relating to damage associated with Hurricane Katrina. During the second quarter of fiscal 2006, the company received additional insurance proceeds of $1.7 million primarily for business interruption during the twenty-eight weeks of fiscal 2006. Of these proceeds, $1.0 million and $0.7 million were allocated to materials, supplies, labor and other production costs and to selling, marketing and administrative expenses, respectively. The company has filed additional insurance claims with its insurance provider relating to losses incurred from Hurricane Katrina. At this time, the company is unable to determine the amount and timing of any additional proceeds to be received.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight-week periods ended July 15, 2006 and July 16, 2005, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 15, 2006	JULY 16, 2005	JULY 15, 2006	JULY 16, 2005
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	49.74	50.03	50.13	50.04
Selling, marketing and administrative expenses	39.48	39.83	40.30	40.10
Depreciation and amortization	3.39	3.31	3.36	3.42
Gain on insurance recovery	—	—	(0.06)	—
Interest income, net	(0.29)	(0.34)	(0.28)	(0.38)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.16	7.24	6.81	6.90
Income tax expense	2.59	2.68	2.51	2.65
Minority interest in variable interest entity	(0.14)	(0.20)	(0.14)	(0.13)
Discontinued operations	—	—	0.12	—
Cumulative effect of a change in accounting principle	—	—	(0.06)	—
Net income	4.43%	4.36%	4.22%	4.12%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 15, 2006 COMPARED TO TWELVE WEEKS ENDED JULY 16, 2005
     Consolidated Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 15, 2006		July 16, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$235,636	52.9%	$209,429	51.7%	12.5%
Store Branded Retail	53,685	12.0	47,343	11.7	13.4%
Foodservice and Other	156,451	35.1	148,528	36.6	5.3%

Total	$445,772	100.0%	$405,300	100.0%	10.0%

     The 10.0% increase in sales was attributable to price increases of 6.4% and favorable product mix shifts of 5.0%, partially offset by unit volume declines of 1.4%. The 3.6% increase in mix, net of the decrease in volume, resulted from the expansion of the company’s DSD system into new markets and new products, which contributed 0.5%, the February 2006 acquisition of Derst Baking Company, which contributed 2.9%, and the September 2005 acquisition of Royal Cake Company, which contributed 0.9%, partially offset by a volume decrease in the company’s core business of 0.7%. The increase in branded retail sales was due primarily to the acquisitions and increases in volume and pricing. The company’s branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was due to volume and price increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily contract manufacturing.
     Flowers Bakeries Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 15, 2006		July 16, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$213,394	59.5%	$188,926	59.1%	13.0%
Store Branded Retail	47,605	13.3	41,800	13.1	13.9%
Foodservice and Other	97,463	27.2	89,203	27.8	9.3%

Total	$358,462	100.0%	$319,929	100.0%	12.0%

     The 12.0% increase in sales was attributable to volume increases and favorable product mix shifts of 7.1%, while price increases contributed 4.9%. 3.6% of the total increase is related to the February 2006 acquisition of Derst Baking Company. The increase in branded retail sales was due to the Derst acquisition as well as price and volume increases. Flowers Bakeries’ branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases and increased volume.
Flowers Specialty Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 15, 2006		July 16, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$22,242	25.5%	$20,503	24.0%	8.5%
Store Branded Retail	6,080	7.0	5,543	6.5	9.7%
Foodservice and Other	58,988	67.5	59,325	69.5	(0.6)%

Total	$87,310	100.0%	$85,371	100.0%	2.3%

     The 2.3% increase in sales was attributable to price increases of 10.1%, partially offset by volume declines, net of favorable product mix shifts, of 7.8%. 4.0% of the total increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was primarily the result of favorable pricing and positive mix shifts, partially offset by volume declines. The increase in store branded retail sales was primarily due to price increases. The decrease in foodservice and other sales, which include contract production and vending, was due to decreased volume, partially offset by favorable product mix shifts and pricing. The decrease in volume was due to the expected decline in contract snack cake sales. The company expects the decline in contract snack cake sales to continue as the company moves to a more favorable mix with its branded products.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the second quarter of fiscal 2006 was $221.7 million, or 9.3% higher than gross margin reported for the same period of the prior year of $202.8 million. As a percent of sales, gross margin decreased to 49.7% as compared to 50.0% in the second quarter of fiscal 2005. This decrease was primarily due to start-up costs associated with two new production lines, costs related to the decline in contract snack cake production discussed above and start-up costs associated with the introduction of a new product for a foodservice customer. These negative items were partially offset by pricing gains, lower ingredient costs and receipt of the insurance proceeds discussed above.

     Flowers Bakeries’ gross margin decreased to 54.8% of sales for the second quarter of fiscal 2006, compared to 55.3% of sales for the prior year’s second quarter. This decrease as a percent of sales was primarily due to start-up costs associated with two new production lines, partially offset by increased sales, receipt of the insurance proceeds discussed above, and lower ingredient costs.
     Flowers Specialty’s gross margin decreased to 29.1% of sales for the second quarter of fiscal 2006, compared to 30.1% of sales for the same period of fiscal 2005. This decrease as a percent of sales was primarily a result of higher ingredient, labor, inbound freight and freezer storage costs, start-up costs associated with the introduction of a new product for a foodservice customer and the decline in contract snack cake production discussed above. These negative items were partially offset by decreased packaging costs and less outsourcing of production.
     Selling, Marketing and Administrative Expenses. For the second quarter of fiscal 2006, selling, marketing and administrative expenses were $176.0 million, or 39.5% of sales as compared to $161.4 million, or 39.8% of sales reported for the second quarter of fiscal 2005. This decrease as a percent of sales was due to increased sales and lower pension and advertising costs and receipt of the insurance proceeds discussed above. Partially offsetting these positive items was income of $1.4 million received during the second quarter of fiscal 2005 as a result of a settlement of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $152.1 million, or 42.4% of sales during the second quarter of fiscal 2006, as compared to $137.8 million, or 43.1% of sales during the same period of fiscal 2005. The decrease as a percent of sales was primarily due to increased sales and lower distribution, advertising and labor costs. The receipt of the insurance proceeds discussed above also contributed to the decrease. These positive items were partially offset by the income during the second quarter of fiscal 2005 from the class action lawsuit discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $18.7 million, or 21.4% of sales during the second quarter of fiscal 2006, as compared to $17.0 million, or 19.9% of sales during the second quarter of fiscal 2005. This increase as a percent of sales was primarily attributable to higher distribution and labor costs. The higher distribution costs were due primarily to increased fuel costs and the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.
     Depreciation and Amortization. Depreciation and amortization expense was $15.1 million for the second quarter of fiscal 2006, an increase of 12.6% from the second quarter of fiscal 2005, which was $13.4 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $12.1 million for the second quarter of fiscal 2006 from $10.6 million in the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2005 and the amortization of a trademark and customer relationships associated with the acquisition in February of 2006 of Derst Baking Company. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these intangibles.
     Flowers Specialty’s depreciation and amortization expense increased to $3.0 million for the second quarter of fiscal 2006 as compared to $2.8 million for the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2005.
     Net Interest Income. For the second quarter of fiscal 2006, net interest income was $1.3 million, a decrease of $0.1 million from the second quarter of fiscal 2005, which was $1.4 million. The decrease was related to an increase in interest expense as a result of a higher average amount of debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the second quarter of fiscal 2006 was $31.9 million, an increase of $2.6 million from the $29.3 million reported for the second quarter of fiscal 2005.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $3.5 million and a decrease in unallocated corporate expenses of $1.4 million. These positive items were partially offset by a decrease in the operating results of Flowers Specialty of $2.2 million and a decrease in net interest income of $0.1 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower ingredient, advertising and distribution costs and the insurance proceeds discussed above, partially offset by start-up costs associated with two new production lines and the settlement of the class action lawsuit during the second quarter of fiscal 2005 discussed above. The decrease at Flowers Specialty was primarily a result of higher labor, ingredient and in-bound freight costs, as well as costs associated with the shift of business from contract to mass merchandisers and convenience stores as discussed above. Start-up costs associated with the introduction of a new product for a foodservice customer also contributed to the decrease. These negative items were partially offset by decreased packaging costs and less outsourcing of production. The decrease in unallocated corporate expenses was primarily due to lower pension costs. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the second quarter of fiscal 2006 was 36.3% compared to 37.0% for the same period of fiscal 2005. This difference was primarily due to a deferred tax benefit of approximately $0.3 million due to a change in the Texas state tax law, which was signed into effect in May 2006. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
TWENTY-EIGHT WEEKS ENDED JULY 15, 2006 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 16, 2005
     Consolidated Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 15, 2006		July 16, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$528,090	52.3%	$463,221	50.8%	14.0%
Store Branded Retail	115,197	11.4	98,560	10.8	16.9%
Foodservice and Other	366,098	36.3	349,559	38.4	4.7%

Total	$1,009,385	100.0%	$911,340	100.0%	10.8%

     The 10.8% increase in sales was attributable to price increases of 6.9% and favorable product mix shifts of 4.8%, partially offset by unit volume declines of 0.9%. The 3.9% increase in mix, net of the decrease in volume, resulted from the expansion of the company’s DSD system into new markets and new products, which contributed 0.7%, the February 2006 acquisition of Derst Baking Company, which contributed 2.2%, and the September 2005 acquisition of Royal Cake Company, which contributed 1.0%. The increase in branded retail sales was due primarily to the acquisitions and increases in volume and pricing. The company’s branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was due to price and volume increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily contract.
     Flowers Bakeries Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 15, 2006		July 16, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$477,062	59.0%	$419,698	58.6%	13.7%
Store Branded Retail	101,024	12.5	86,627	12.1	16.6%
Foodservice and Other	229,991	28.5	210,278	29.3	9.4%

Total	$808,077	100.0%	$716,603	100.0%	12.8%

     The 12.8% increase in sales was attributable to volume increases and favorable product mix shifts of 7.5%, while price increases contributed 5.3%. 2.8% of the total increase is related to the February 2006 acquisition of Derst Baking Company. The increase in branded retail sales was due to the Derst acquisition as well as volume and price increases. Flowers Bakeries’ branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases and increased volume.
     Flowers Specialty Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 15, 2006		July 16, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$51,028	25.4%	$43,523	22.3%	17.2%
Store Branded Retail	14,173	7.0	11,933	6.1	18.8%
Foodservice and Other	136,107	67.6	139,281	71.6	(2.3)%

Total	$201,308	100.0%	$194,737	100.0%	3.4%

     The 3.4% increase in sales was attributable to price increases of 11.4%, partially offset by volume declines, net of favorable product mix shifts, of 8.0%. 4.5% of the total increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was primarily the result of favorable pricing and positive mix shifts. The increase in store branded retail sales was due to increased volume and price increases. The decrease in foodservice and other sales, which include contract production and vending, was due to decreased volume, partially offset by favorable product mix shifts and pricing. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, as expected. The company expects the decline from prior year in contract snack cake sales to continue, as the company moves to a more favorable mix with its branded products. During the first quarter of fiscal 2005, Flowers Specialty began producing a new product for a foodservice customer. Sales of this product decreased approximately $2.1 million year over year due to strong sales promotion by the foodservice customer during the product introduction in 2005.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twenty-eight weeks of fiscal 2006 was $506.0 million, or 11.0% higher than gross margin reported for the same period of the prior year of $456.1 million. As a percent of sales, gross margin increased slightly to 50.1% as compared to 50.0% in the twenty-eight weeks of fiscal 2005. This increase as a percent of sales was primarily due to pricing gains and lower ingredient and packaging costs, partially offset by start-up costs associated with two new production lines, costs related to the decline in contract snack cake production discussed above and start-up costs associated with the introduction of a new product for a foodservice customer.
     Flowers Bakeries’ gross margin decreased to 55.2% of sales for the twenty-eight weeks of fiscal 2006, compared to 55.3% of sales for the same period of the prior year. This slight decrease as a percent of sales was due to start-up costs associated with two new production lines, partially offset by higher sales and lower ingredient costs.
     Flowers Specialty’s gross margin decreased to 29.6% of sales for the twenty-eight weeks of fiscal 2006, compared to 30.7% of sales for the same period of fiscal 2005. This decrease as a percent of sales was primarily a result of higher ingredient, labor, inbound freight and freezer storage costs, start-up costs associated with the introduction of a new product for a foodservice customer and the decline in contract snack cake production. These negative items were partially offset by decreased packaging costs and less outsourcing of production.
     Selling, Marketing and Administrative Expenses. For the twenty-eight weeks of fiscal 2006, selling, marketing and administrative expenses were $406.8 million, or 40.3% of sales as compared to $365.4 million, or 40.1% of sales reported for the twenty-eight weeks of fiscal 2005. This slight increase as a percent of sales was due to higher stock-based compensation costs, the income from the class action lawsuit in fiscal 2005 discussed above and higher distribution costs. These increases were partially offset by increased sales and lower advertising and pension costs. As a result of the company’s adoption of SFAS 123R on January 1, 2006 and an increase in stock-based compensation costs related to awards previously expensed, $3.2 million more stock-based compensation expense, or $0.03 per share, was recorded during the twenty-eight weeks of fiscal 2006 as compared to the twenty-eight weeks of fiscal 2005. See

Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $348.4 million, or 43.1% of sales during the twenty-eight weeks of fiscal 2006, as compared to $312.9 million, or 43.7% of sales during the same period of fiscal 2005. The decrease as a percent of sales was primarily due to increased sales and lower distribution and advertising costs. These positive items were partially offset by increased stock-based compensation costs of $1.2 million discussed above and the income during fiscal 2005 relating to the class action lawsuit discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $43.8 million, or 21.8% of sales during the twenty-eight weeks of fiscal 2006, as compared to $38.2 million, or 19.6% of sales during the same time period of fiscal 2005. This increase as a percent of sales was primarily attributable to higher distribution, labor and freezer storage costs. The higher distribution costs were due primarily to costs associated with the transition to a new centralized distribution center, increased fuel costs and the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.
     Depreciation and Amortization. Depreciation and amortization expense was $33.9 million for the twenty-eight weeks of fiscal 2006, an increase of 8.9% from the twenty-eight weeks of fiscal 2005, which was $31.2 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $27.0 million for the twenty-eight weeks of fiscal 2006 from $25.0 million in the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2005 and the amortization of a trademark and customer relationships associated with the acquisition in February of 2006 of Derst Baking Company. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these intangibles.
     Flowers Specialty’s depreciation and amortization expense increased to $7.0 million for the twenty-eight weeks of fiscal 2006 as compared to $6.1 million for the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2005.
     Gain on Insurance Recovery. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $1.1 million were received during the first quarter of fiscal 2006 under the company’s insurance policy. The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million. This equipment was replaced during the first quarter and is fully operational. The company has also filed insurance claims for business interruption, but at this time, these claims have not been settled or recorded in the company’s consolidated financial statements at July 15, 2006.
     Net Interest Income. For the twenty-eight weeks of fiscal 2006, net interest income was $2.8 million, a decrease of $0.7 million from the twenty-eight weeks of fiscal 2005, which was $3.5 million. The decrease was primarily related to an increase in interest expense of $0.6 million primarily as a result of a higher average amount of debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and a change in accounting principle for the twenty-eight weeks of fiscal 2006 was $68.8 million, an increase of $5.8 million from the $63.0 million reported for the first quarter of fiscal 2005.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $12.7 million and a decrease in unallocated corporate expenses of $0.6 million, partially offset by a decrease in the operating results of Flowers Specialty of $6.8 million and a decrease in net interest income of $0.7 million. The increase at Flowers Bakeries was primarily attributable to higher sales and lower ingredient, advertising and distribution costs, partially offset by higher stock-based compensation costs, start-up costs associated with two new production lines and the income in fiscal 2005 from `proceeds received from the class action lawsuit. The decrease at Flowers Specialty was primarily a result of higher labor, ingredient, in-bound freight and freezer storage costs, as well as costs associated with the transition to a new centralized distribution center and the shift of business from contract to mass merchandisers and convenience stores as discussed above. Start-up costs associated with the introduction of a new product for a foodservice customer also contributed to the decrease. These negative items were partially offset by decreased packaging costs, less outsourcing of production and the gain on the insurance recovery discussed above. The decrease in unallocated corporate expenses was primarily due to lower pension costs, partially offset by higher stock-based compensation expense. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the twenty-eight weeks of fiscal 2006 was 36.8% compared to 38.3% for the same period of fiscal 2005. This decrease is primarily the result of an increase in the benefit of the Section 199 qualifying production activities deduction and $0.6 million, net of the federal benefit of $0.3 million, of state tax expense accrued in the first quarter of fiscal 2005 based on the outcome of a state tax audit that was settled in the first quarter of fiscal 2005. Also contributing to the decrease was a deferred tax benefit of approximately $0.3 million due to a change in the Texas state tax law, which was signed into effect in May 2006. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
     Discontinued Operations. During fiscal 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit were recorded by the company as part of discontinued operations. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. The recovery is recorded as Income from discontinued operations, net of income tax, in the condensed consolidated statement of income for the twenty-eight weeks ended July 15, 2006.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $17.6 million at July 15, 2006 from $11.0 million at December 31, 2005. The increase resulted from $73.9 million provided by operating activities, partially offset by $36.8 million and $30.5 million disbursed for investing activities and financing activities, respectively.
     Net cash of $73.9 million provided by operating activities during the twenty-eight weeks ended July 15, 2006 consisted primarily of $42.6 million in net income, adjusted for certain non-cash items of $35.6 million. Cash disbursed for working capital and other activities was $4.3 million. Included in the cash disbursed for working capital and other activities was a pension contribution of $14.0 million and a federal income tax refund of $10.5 million.

     Net cash disbursed for investing activities during the twenty-eight weeks ended July 15, 2006 of $36.8 million consisted primarily of capital expenditures of $32.3 million. The capital expenditures were $15.3 million higher than the same period of the prior year due primarily to certain projects planned for the last half of fiscal 2005 being delayed until the first half of fiscal 2006. Capital expenditures at Flowers Bakeries and Flowers Specialty were $24.3 million and $6.0 million, respectively. The company also leases certain production machinery and equipment through various operating leases.
     Net cash disbursed for financing activities of $30.5 million during the twenty-eight weeks ended July 15, 2006 consisted primarily of stock repurchases and dividends paid of $40.2 million and $13.9 million, respectively, partially offset by net debt borrowings of $9.0 million and proceeds of $6.0 million from the exercise of stock options. In accordance with SFAS 123R, cash income tax benefits of $8.1 million related to stock award activity during the first and second quarters of fiscal 2006 are classified as cash inflows from financing activities. Because the company applied the modified prospective transition method in adopting SFAS 123R, prior period cash flow statements are not restated. Therefore, cash income tax benefits of $8.0 million related to stock award activity during the first and second quarters of fiscal 2005 are classified as cash inflows from operating activities.
Credit Facility
     On June 6, 2006, the company further amended and restated its credit facility (the “new credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility that expires June 6, 2011 and provides for lower rates on future borrowings than the company’s former credit facility. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The new credit facility includes certain customary restrictions, which among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of July 15, 2006 and December 31, 2005, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the new credit facility were $56.4 million at July 15, 2006. Subsequent to the end of the second quarter of fiscal 2006, the company repaid $2.9 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2006 repay a portion or all of these borrowings.
     The company paid financing costs of $0.4 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.5 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.
     Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility, but could affect future credit availability.
Uses of Cash
     On June 2, 2006, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on June 30, 2006 to shareholders of record on June 16, 2006. This dividend payment was $7.7 million, bringing dividends paid to $13.9 million for the twenty-eight weeks ended July 15, 2006.
     During the first quarter of fiscal 2006, the company made a voluntary cash contribution to its defined benefit pension plan of $14.0 million. This contribution was funded with borrowings under the credit facility and is tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believed, due to its strong cash flow and balance sheet, it was an appropriate time to make the contribution to reduce the amount of future contributions. The company does not intend to make further contributions to the pension plan for the remainder of fiscal 2006. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the second quarter of fiscal 2006, 0.3 million shares at a cost of $9.1 million were purchased under the plan. During the twenty-eight weeks ended July 15, 2006, 1.4 million shares at a cost of $40.1 million were purchased under the plan. From the inception of the plan through July 15, 2006, 10.9 million shares at a cost of $223.6 million have been purchased under the plan.
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
     Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, which requires the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. Stock-based compensation expense related to all stock-based awards for the twelve weeks ended July 15, 2006 was approximately $1.2 million, net of income tax, or $0.02 per diluted share and for the twelve weeks ended July 16, 2005 was approximately $1.4 million, net of income tax, or $0.02 per diluted share. Stock-based compensation expense related to all stock-based awards for the twenty-eight weeks ended July 15, 2006 was approximately $3.2 million, net of income tax, or $0.05 per diluted share and for the twenty-eight weeks ended July 16, 2005 was approximately $1.1 million, net of income tax, or $0.02 per diluted share. Total pre-tax unrecognized compensation expense at July 15, 2006 related to non-vested stock options and restricted stock awards of $9.9 million will be recognized over a weighted-average period of 1.7 years. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information relating to the company’s stock-based compensation.
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
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the company’s fiscal 2007 beginning December 31, 2006. The company is currently assessing the impact FIN 48 will have on its financial statements.
     Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On July 26, 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. This standard will be effective for the company’s fiscal 2006 ending December 30, 2006. The FASB is expected to issue its final standard on or before September 29, 2006.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At July 15, 2006, the fair market value of the company’s commodity derivative portfolio was $13.0 million. Of this fair value, $8.5 million is based on quoted market prices and $4.5 million is based on models and other valuation methods. $8.0 million and $5.0 million of this fair value relates to instruments that will be utilized in fiscal 2006 and 2007, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of July 15, 2006, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have an $11.7 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 15, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2005 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the twenty-eight weeks of fiscal 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the second quarter of fiscal 2006 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
April 23, 2006 – May 20, 2006	—	$—	—	4,699
May 21, 2006 – June 17, 2006	—	$—	—	4,699
June 18, 2006 – July 15, 2006	327	$27.90	327	4,372

Total	327	$27.90	327

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The company’s Annual Meeting of Shareholders was held on June 2, 2006 in Thomasville, Georgia for the following purposes and with the following voting results:
(1)	To elect three nominees as directors of the company to serve for a term of three years:

	For	Withheld	Broker Non-Votes
Class II Directors:
Joe E. Beverly	47,172,756	10,537,218	—
Amos R. McMullian	47,174,187	10,535,788	—
J.V. Shields, Jr.	47,180,913	10,529,062	—
(2)	To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Flowers Foods for the fiscal year ending December 30, 2006:

For	56,104,088
Against	1,581,215
Abstain	24,669
Broker Non-Votes	0
     Director-nominees received a plurality of votes cast in the election of directors and were elected to serve until 2009. Proposal 2 received a majority of votes cast and passed.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ George E. Deese

Name:	George E. Deese
Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ Jimmy M. Woodward

Name:	Jimmy M. Woodward
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date: August 24, 2006

EXHIBIT INDEX

Exhibit No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit No.		Name of Exhibit
10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.18	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, Suntrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended July 15, 2006.

*	Filed herewith