Form 10-Q
period 2006-10-07
FLOWERS FOODS INC
filed 2006-11-16
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 10, 2006

Common Stock, $.01 par value with Preferred Share Purchase Rights	60,783,534

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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 7, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$29,228	$11,001

Accounts and notes receivable, net of allowances of $1,188 and $162, respectively	137,765	120,751

Inventories, net:
Raw materials	13,138	11,042
Packaging materials	10,790	10,055
Finished goods	23,142	21,704

	47,070	42,801

Spare parts and supplies	25,131	23,241

Deferred taxes	3,954	7,561

Other	18,642	32,215

	261,790	237,570

Net Property, Plant and Equipment	463,774	451,921

Notes Receivable	71,939	70,357

Assets Held for Sale — Distributor Routes	25,103	16,382

Other Assets	2,771	2,667

Goodwill	76,244	58,567

Other Intangible Assets, net	24,661	13,605

	$926,282	$851,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,836	$4,652
Accounts payable	88,057	83,801
Other accrued liabilities	87,846	85,822

	180,739	174,275

Long-Term Debt and Capital Leases	107,733	74,403

Other Liabilities:
Post-retirement/post-employment obligations	9,266	9,728
Deferred taxes	39,560	42,569
Other	24,093	33,160

	72,919	85,457

Minority Interest in Variable Interest Entity	6,832	4,563

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 67,775,496 shares issued, respectively	678	678
Treasury stock — 6,991,962 shares and 7,457,637 shares, respectively	(153,254)	(148,747)
Capital in excess of par value	481,008	474,708
Retained earnings	242,353	198,567
Unearned compensation	—	(898)
Accumulated other comprehensive loss	(12,726)	(11,937)

	558,059	512,371

	$926,282	$851,069

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
Sales	$441,091	$408,005	$1,450,476	$1,319,345
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	222,683	205,955	726,043	661,230
Selling, marketing and administrative expenses	176,992	167,149	583,787	532,573
Depreciation and amortization	14,796	13,530	48,735	44,697
Gain on insurance recovery	(1,598)	0	(2,252)	0

Income from operations	28,218	21,371	94,163	80,845
Interest expense	1,222	755	3,634	2,604
Interest income	(2,273)	(2,238)	(7,492)	(7,580)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	29,269	22,854	98,021	85,821
Income tax expense	10,425	8,257	35,760	32,370

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	18,844	14,597	62,261	53,451
Minority interest in variable interest entity	(1,784)	(1,125)	(3,217)	(2,325)

Income from continuing operations before cumulative effect of a change in accounting principle	17,060	13,472	59,044	51,126
Income (loss) from discontinued operations, net of income tax of $778 and income tax benefit of $997, respectively	5,509	(1,627)	6,731	(1,627)

Income before cumulative effect of a change in accounting principle	22,569	11,845	65,775	49,499
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	0	0	(568)	0

Net income	$22,569	$11,845	$65,207	$49,499

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.28	$0.22	$0.97	$0.82
Income (loss) from discontinued operations, net of income tax	0.09	(0.03)	0.11	(0.03)
Cumulative effect of a change in accounting principle, net of income tax benefit	0.00	0.00	(0.01)	0.00

Net income per share	$0.37	$0.19	$1.07	$0.79

Weighted average shares outstanding	60,790	60,691	60,927	62,112

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.28	$0.22	$0.95	$0.80
Income (loss) from discontinued operations, net of income tax	0.09	(0.03)	0.11	(0.03)
Cumulative effect of a change in accounting principle, net of income tax benefit	0.00	0.00	(0.01)	0.00

Net income per share	$0.37	$0.19	$1.05	$0.77

Weighted average shares outstanding	61,576	62,389	61,862	63,923

Cash dividends paid per common share	$0.125	$0.10	$0.350	$0.283

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of		Unearned
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)
Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (Note 11)				(898)					898	0
Net income	$65,207				65,207					65,207
Derivative instruments	(789)					(789)				(789)

Comprehensive income	$64,418

Stock repurchases							(1,932,860)	(53,176)		(53,176)
Exercise of stock options (includes income tax benefits of $8,046)				(5,110)			937,793	19,132		14,022
Issuance and vesting of restricted stock awards (includes income tax benefits of $86)				(3,160)			161,340	3,251		91
Reversion of restricted stock award				13			(600)	(13)		—
Restricted stock award compensation				2,313						2,313
Stock option compensation				3,041						3,041
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.35 per common share					(21,421)					(21,421)

Balances at October 7, 2006		67,775,496	$678	$481,008	$242,353	$(12,726)	(6,991,962)	$(153,254)	$0	$558,059

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$65,207	$49,499
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash (income) expense related to discontinued operations	(5,509)	625
Cumulative effect of a change in accounting principle	930	—
Stock based compensation	6,715	3,534
Income tax benefit related to stock awards	—	10,863
Depreciation and amortization	48,735	44,697
Deferred income taxes	(3,052)	11,670
Reserve for distributor notes	—	837
Provision for inventory obsolescence	675	544
Allowances for accounts receivable	881	1,793
Minority interest in variable interest entity	3,217	2,325
Other	(789)	(103)
Changes in assets and liabilities:
Accounts and notes receivable, net	(13,618)	(11,450)
Inventories, net	(3,954)	(6,570)
Other assets	15,800	(13,054)
Pension contributions	(14,000)	(25,000)
Accounts payable and other accrued liabilities	1,237	(1,047)

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,475	69,163

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45,686)	(31,670)
(Purchase of) proceeds from notes receivable	(2,204)	327
Acquisitions, net of cash acquired	(887)	(9,825)
Other	(3,153)	(2,776)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(51,930)	(43,944)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(21,421)	(17,587)
Exercise of stock options	5,981	6,168
Income tax benefit related to stock awards	8,132	—
Stock repurchases	(53,176)	(110,055)
Change in book overdraft	(1,146)	6,925
Payment of financing fees	(391)	—
Proceeds from debt borrowings	303,600	117,000
Debt and capital lease obligation payments	(273,897)	(63,681)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(32,318)	(61,230)

Net increase (decrease) in cash and cash equivalents	18,227	(36,011)
Cash and cash equivalents at beginning of period	11,001	47,458

Cash and cash equivalents at end of period	$29,228	$11,447

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 7, 2006 and October 8, 2005 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
REPORTING PERIODS — Fiscal 2006 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2006 (sixteen weeks), second quarter ended July 15, 2006 (twelve weeks), third quarter ended October 7, 2006 (twelve weeks) and fourth quarter ending December 30, 2006 (twelve weeks).
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 7, 2006 and October 8, 2005. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
	(Percent of Sales)		(Percent of Sales)
Flowers Bakeries	16.6%	15.1%	16.3%	14.5%
Flowers Specialty	2.6	3.2	2.6	2.8

Total	19.2%	18.3%	18.9%	17.3%

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
     If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows (amounts in thousands except per share data):

	FOR THE TWELVE WEEKS	FOR THE FORTY WEEKS
	ENDED OCTOBER 8 , 2005	ENDED OCTOBER 8 , 2005
Net income, as reported	$11,845	$49,499
Deduct: Stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(375)	(1,546)

Pro forma net income	$11,470	$47,953

Basic net income per share
as reported	$0.19	$0.79
pro forma	$0.19	$0.77
Diluted net income per share
as reported	$0.19	$0.77
pro forma	$0.18	$0.75
2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business (“Mrs. Smith’s”) to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to Mrs. Smith’s were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April 24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s. Subsequent to the sale, the company paid various expenses related to its operation of Mrs. Smith’s, no single one of which was material to the financial condition or results of operations of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with Mrs. Smith’s. The balance of this reserve as of October 7, 2006 and December 31, 2005 was $0.1 million and $0.7 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement.
     During the third quarter of fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for a majority of these costs; therefore, the reserve was reversed through discontinued operations in the third quarter of fiscal 2006.
     The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s. This adjustment is also recorded in discontinued operations in the condensed consolidated statement of income for the twelve and forty weeks ended October 7, 2006.

     There were no revenues or results of operations recorded for the discontinued operations in the twelve or forty weeks ended October 7, 2006 and October 8, 2005.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and additional minimum pension liabilities. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $16.3 million and $64.4 million for the twelve and forty weeks ended October 7, 2006, respectively. Total comprehensive income was $13.6 million and $56.4 million for the twelve and forty weeks ended October 8, 2005, respectively.
     During the forty weeks ended October 7, 2006, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2006
Accumulated other comprehensive loss, December 31, 2005	$(11,937)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $501	802
Reclassified to earnings, net of income tax benefit of $(779)	(1,245)
Effective portion of change in fair value of hedging instruments, net of income tax benefit of $(216)	(346)

Accumulated other comprehensive loss, October 7, 2006	$(12,726)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in the carrying amount of goodwill for the forty weeks ended October 7, 2006 is as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$54,891	$3,676	$58,567
Acquisition (1)	17,677	—	17,677
Segment restructuring (2)	(1,896)	1,896	—

Balance as of October 7, 2006	$70,672	$5,572	$76,244

(1)	The company acquired Derst Baking Company in Savannah, Georgia on February 18, 2006. See Note 14 for further information regarding this acquisition.

(2)	Effective January 1, 2006, the company’s Ft. Smith, Arkansas and Texarkana, Arkansas facilities were transferred to Flowers Specialty from Flowers Bakeries.
     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the forty weeks ended October 7, 2006 are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 31, 2005	$8,373	$5,232	$13,605
Amortization expense	(1,077)	(567)	(1,644)
Acquisition (1)	13,602	—	13,602
Reclassification (2)	(902)	—	(902)
Segment restructuring (3)	(1,074)	1,074	—

Balance as of October 7, 2006	$18,922	$5,739	$24,661

(1)	As part of the acquisition of Derst Baking Company, the company acquired a trademark, which is valued at $7.0 million and is being amortized straight-line over 40 years, and customer relationships valued at $6.6 million, which are being amortized over 15 years using an accelerated amortization method.

(2)	Relates to distribution routes that were reclassified from intangible assets to assets held for sale, in connection with the acquisition of Derst Baking Company, as the company expects to sell these routes to independent distributors in early 2007.

(3)	Effective January 1, 2006, the company’s Ft. Smith, Arkansas and Texarkana, Arkansas facilities were transferred to Flowers Specialty from Flowers Bakeries.

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
     Financial Statement Misstatements. On September 13, 2006 the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statement Misstatements. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is the company’s fiscal 2006. SAB 108 is not expected to have an effect on the company’s financial statements.
     Fair Value Measurements. On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

     Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 is effective for public companies for fiscal years ending after December 15, 2006. The company will adopt the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. The adoption of SFAS 158 is expected to reduce the company’s stockholders’ equity and increase its post-retirement obligation liability at December 30, 2006 by approximately $9 million to $10 million. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The company currently uses a September 30 measurement date for its postretirement benefit plans. The company is currently reviewing how and when it will transition to a fiscal year end measurement date.
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
     As of October 7, 2006, the company’s hedge portfolio contained commodity derivatives with a fair value of $3.7 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 7, 2006 or December 31, 2005 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at October 7, 2006 and December 31, 2005 (amounts in thousands):

	OCTOBER 7, 2006	DECEMBER 31, 2005
Unsecured credit facility	$77,000	$50,000
Capital lease obligations	28,892	24,866
Other notes payable	6,677	4,189

	112,569	79,055
Less current maturities	4,836	4,652

Total long-term debt and capital leases	$107,733	$74,403

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
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $77.0 million in outstanding borrowings under the new credit facility at October 7, 2006.
     The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 7, 2006, the company was in compliance with all restrictive financial covenants under the new credit facility.
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
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $18.5 million and $19.6 million as of October 7, 2006 and December 31, 2005, respectively.
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
     Following is the effect of the VIE during the twelve and forty weeks ended October 7, 2006 and October 8, 2005:

	TWELVE WEEKS		TWELVE WEEKS		FORTY WEEKS		FORTY WEEKS
	ENDED OCTOBER 7, 2006		ENDED OCTOBER 8, 2005		ENDED OCTOBER 7, 2006		ENDED OCTOBER 8, 2005
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$32,453	3.5%	$26,708	3.1%	$32,453	3.5%	$26,708	3.1%

Sales	$3,671	0.8%	$2,898	0.7%	$10,185	0.7%	$9,439	0.7%

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$1,784	6.1%	$1,125	4.9%	$3,217	3.3%	$2,325	2.7%
     The assets consist primarily of $24.2 million and $20.1 million as of October 7, 2006 and October 8, 2005, respectively, of transportation equipment recorded as capital lease obligations.

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
10. EARNINGS PER SHARE
     The following table calculates basic earnings per common share and diluted earnings per common share for the twelve and forty weeks ended October 7, 2006 and October 8, 2005 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$17,060	$13,472	$59,044	$51,126

Basic weighted average shares outstanding	60,790	60,691	60,927	62,112

Basic earnings per common share	$0.28	$0.22	$0.97	$0.82

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$17,060	$13,472	$59,044	$51,126

Basic weighted average shares outstanding	60,790	60,691	60,927	62,112
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	786	1,698	935	1,811

Diluted weighted average shares outstanding	61,576	62,389	61,862	63,923

Diluted earnings per common share	$0.28	$0.22	$0.95	$0.80

     Stock options to purchase 435,400 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 7, 2006 because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     Effective January 1, 2006, the company adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. The company adopted SFAS 123R using the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. Therefore, the company’s income statements for the twelve and forty weeks ended October 8, 2005 have not been restated to reflect the impact of SFAS 123R. See Note 1 for disclosure of pro forma results for these reporting periods. Under this transition method, compensation expense recognized during the twelve and forty weeks ended October 7, 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
Stock Options
     On January 3, 2006 and during fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 437,300 shares, 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $28.02 for the fiscal 2006 grant, $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant, to exercise these options. During fiscal 2005, the employee options awarded in fiscal 2001 vested. As of October 7, 2006, there were 302,388 NQSOs outstanding with an exercise price of $6.31, 2,055,000 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007, and 435,400 NQSOs outstanding with an exercise price of $28.02, which will vest in January 2009.
     The stock option activity for the forty weeks ended October 7, 2006 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2005	3,306	$11.14
Granted	437	$28.02
Exercised	(937)	$6.37
Forfeitures	(13)	$16.12

Outstanding at October 7, 2006	2,793	$15.36

Exercisable at October 7, 2006	661

Weighted average exercise price of options granted during the forty weeks ended October 7 , 2006	$28.02

     As of October 7, 2006, all options outstanding under the EPIP had an average exercise price of $15.36 and a weighted average remaining contractual life of 6.4 years.
     During the twelve and forty weeks ended October 7, 2006 and October 8, 2005, the company recorded stock-based compensation expense of $0.9 million and $0 million, respectively, and $3.0 million and $0 million, respectively relating to stock options using the Black-Scholes option-pricing model applying the following assumptions:

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
     As of October 7, 2006, there was $5.0 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
     Cash received from option exercises for the forty weeks ended October 7, 2006 and October 8, 2005 was $6.0 million and $6.2 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $8.1 million and $10.9 million, respectively, for the forty weeks ended October 7, 2006 and October 8, 2005. The total intrinsic value of stock options exercised was $20.6 million and $27.7 million for the forty weeks ended October 7, 2006 and October 8, 2005, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.3 million in compensation expense during the twelve and forty weeks ended October 7, 2006, respectively, and $0.1 million and $0.3 million for the twelve and forty weeks ended October 8, 2005, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006, the second quarter of fiscal 2005 and the first quarter of fiscal 2005 non-employee directors were granted an aggregate of 25,640 shares, 29,340 shares and 1,404 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million, $0.6 million and $0.1 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million and $0.2 million in compensation expense during the twelve weeks ended October 7, 2006 and October 8, 2005, respectively, and $0.6 million and $0.4 million of compensation expense during the forty weeks ended October 7, 2006 and October 8, 2005, respectively, related to this restricted stock.
     On January 3, 2006, certain key employees were granted 135,700 shares of restricted stock, which contain certain performance and market conditions, at a grant date price of $28.02. These shares vest on January 3, 2008. In order for these shares to vest and become nonforfeitable on this date, the following performance measure must be achieved by the company: the company’s average return on invested capital calculated on continuing operations for the cumulative two year vesting period (fiscal 2006 and fiscal 2007) must equal or exceed its weighted average cost of capital for the same two year period. In the event this performance measure is achieved, the awards vest. However, the number of awards exercisable will be adjusted according to achievement of a management objective based on the relative performance of the company’s total return to shareholders (“company’s TSR”) determined for its 2006 and 2007 fiscal years compared to the total return to shareholders of the Standard & Poor’s 500 Packaged Food and Meat Index (“S&P TSR”) for the same, or approximately the same, period (a market condition). Based on this comparison, the grant will be modified as follows: (i) if the company’s TSR is equal to the fiftieth percentile S&P TSR, there will be no adjustment; (ii) if the company’s TSR is less than the S&P TSR, the grant will be reduced by 1.3% for each percentile below the fiftieth by which the company’s TSR is less than the S&P TSR at the fiftieth percentile, but in no event will the reduction exceed twenty percent; and (iii) if the company’s TSR exceeds the S&P TSR at the fiftieth percentile, the grant will be increased by 1.3% for each percentile above the fiftieth by which the company’s TSR exceeds the S&P TSR at the fiftieth percentile, but in no event will the increase exceed twenty percent. The estimated fair value of this restricted stock is $29.16, and the company recorded expense of $0.5 million and $1.6 million, respectively, for the twelve and forty weeks ended October 7, 2006 related to this restricted stock. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the forty weeks ended October 7, 2006 is set forth below (amounts in thousands, except price data):

		Weighted average fair
	Number of shares	value
Beginning balance at December 31, 2005	106	$18.67
Granted	162	$29.17
Forfeited	(1)	$29.16
Vested	(31)	$22.15

Ending balance at October 7, 2006	236	$25.38

     As of October 7, 2006, there was $3.3 million of total unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. In accordance with SFAS 123R, the company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve and forty weeks ended October 7, 2006, the company recorded expense of $0.1 million and $1.2 million, respectively, and during the twelve and forty weeks ended October 8, 2005, the company recorded expense of $1.1 million and $1.9 million, respectively, related to these rights.
     The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve and forty weeks ended October 7, 2006 the company recorded a credit of $0.1 million and expense of $0.1 million, respectively, and during the twelve and forty weeks ended October 8, 2005, the company recorded expense of $0.4 million and $0.9 million, respectively, related to these rights.
     The fair value of the rights at October 7, 2006 ranged from $28.99 to $40.24. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 7, 2006: dividend yield 1.70%; expected volatility 35.00%; risk-free interest rate 4.69% and expected life of 0.80 years to 5.20 years.
     The rights activity for the forty weeks ended October 7, 2006 is set forth below (amounts in thousands, except price data):

Beginning balance at December 31, 2005	623
Rights granted	25
Rights exercised	(29)

Ending balance at October 7, 2006	619

Weighted average — grant date fair value	$14.68

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
Stock-Based Compensation Expense Summary under SFAS 123R
     Stock-based compensation expense recognized during the twelve and forty weeks ended October 7, 2006 is set forth below (amounts in thousands, except per share data):

	TWELVE WEEKS	FORTY WEEKS
Total stock-based compensation expense included in selling, marketing and administrative expenses	$1,690	$6,715
Income tax effect	602	2,450

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$1,088	$4,265

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
12. POST-RETIREMENT PLANS
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 7, 2006, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company uses a September 30 measurement date for its plans.
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
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
Service cost	$58	$1,444	$1,754	$4,814
Interest cost	3,615	3,698	12,140	12,326
Expected return on plan assets	(4,798)	(4,220)	(15,994)	(14,066)
Amortization of prior service cost	—	11	—	36
Amortization of net loss	6	460	20	1,534
Curtailment costs	—	244	—	244

Total net periodic benefit costs	$(1,119)	$1,637	$(2,080)	$4,888

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
     The net periodic postretirement benefit expense for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
Service cost	$74	$62	$248	$208
Interest cost	98	80	305	266
Amortization of prior service cost	77	77	256	256
Amortization of net loss	5	—	16	—

Total net periodic benefit costs	$254	$219	$825	$730

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. Generally, the cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve and forty weeks ended October 7, 2006, the total cost and contributions were $2.7 million and $9.6 million, respectively. During the twelve and forty weeks ended October 8, 2005 the total cost and contributions were $1.3 million and $4.7 million, respectively.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7 , 2006	OCTOBER 8 , 2005	OCTOBER 7 , 2006	OCTOBER 8 , 2005
SALES:
Flowers Bakeries	$359,344	$329,842	$1,179,683	$1,057,542
Flowers Specialty	100,881	98,400	338,011	322,156
Eliminations: Sales from Flowers Specialty to Flowers Bakeries	(13,782)	(12,408)	(49,604)	(41,427)
Sales from Flowers Bakeries To Flowers Specialty	(5,352)	(7,829)	(17,614)	(18,926)

	$441,091	$408,005	$1,450,476	$1,319,345

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$11,806	$10,904	$38,797	$35,924
Flowers Specialty	3,023	2,687	10,093	8,782
Unallocated	(33)	(61)	(155)	(9)

	$14,796	$13,530	$48,735	$44,697

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$29,465	$23,779	$100,471	$82,041
Flowers Specialty	4,154	3,924	12,869	19,475
Unallocated	(5,401)	(6,332)	(19,177)	(20,671)
Interest income, net	1,051	1,483	3,858	4,976

	$29,269	$22,854	$98,021	$85,821

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 12 Weeks Ended October 7, 2006			For the 12 Weeks Ended October 8, 2005
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$206,723	$19,035	$225,758	$188,625	$21,003	$209,628
Store Branded Retail	47,925	6,548	54,473	41,805	5,467	47,272
Foodservice and Other	99,344	61,516	160,860	91,583	59,522	151,105

Total	$353,992	$87,099	$441,091	$322,013	$85,992	$408,005

	For the 40 Weeks Ended October 7, 2006			For the 40 Weeks Ended October 8, 2005
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$683,770	$67,160	$750,930	$608,305	$64,680	$672,985
Store Branded Retail	148,965	21,187	170,152	128,446	17,318	145,764
Foodservice and Other	329,334	200,060	529,394	301,865	198,731	500,596

Total	$1,162,069	$288,407	$1,450,476	$1,038,616	$280,729	$1,319,345

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
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 7, 2006 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
OVERVIEW:
     Flowers Foods, Inc. is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Southwest and Mid-Atlantic regions and frozen to customers nationwide. Our businesses are organized into two reportable segments. Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls, as well as fresh snack products. This organizational structure is the basis of the operating segment data presented in this report.
     Our mission is to build value for our shareholders. We accomplish this by developing long-term strategies that help us maintain competitive advantages. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are:
▪	Grow sales — both organically and through acquisition;

▪	Develop bakery products to meet our customers’ and our consumers’ needs;

▪	Strong brand recognition;

▪	Provide extraordinary service for our customers;

▪	Operate the country’s most efficient bakeries;

▪	Innovate to improve our business; and

▪	Offer a work environment that embraces diversity, fosters team spirit and encourages professional growth.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis acquiring businesses that add value to the company. As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, during February 2006, the company acquired Derst Baking Company in Savannah, Georgia, adding markets in South Carolina, eastern Georgia and north Florida. In October 2005, the company purchased land and a building in Newton, North Carolina and converted the building into a bakery facility. This facility began producing buns in May 2006 and expects to begin producing bread in the spring of 2007.
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
     The company received insurance payments of $5.5 million during fiscal 2005 relating to damage associated with Hurricane Katrina. During the second quarter of fiscal 2006, the company received additional insurance proceeds of $1.7 million primarily for business interruption during the first two quarters of fiscal 2006. Of these proceeds, $1.0 million and $0.7 million were allocated to materials, supplies, labor and other production costs and to selling, marketing and administrative expenses, respectively. During the third quarter of fiscal 2006, the company received further proceeds of $2.0 million, of which $1.6 million was reimbursement for property damage (reported as a gain on insurance recovery) and $0.4 million was reimbursement for extra transportation costs and therefore allocated to selling, marketing and administrative expenses. The company has filed additional insurance claims with its insurance provider relating to losses incurred from Hurricane Katrina. At this time, the company is unable to determine the amount and timing of any additional proceeds to be received.
     During the third quarter of fiscal 2005, the company incurred costs of $5.7 million relating to the hurricane. A preliminary insurance payment of $1.5 million was received, therefore, the net effect of costs incurred in the third quarter of fiscal 2005 related to the hurricane was $4.2 million.

RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 7, 2006 and October 8, 2005, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 7, 2006	OCTOBER 8, 2005	OCTOBER 7, 2006	OCTOBER 8, 2005
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	49.52	49.52	49.94	49.88
Selling, marketing and administrative expenses	40.13	40.97	40.25	40.37
Depreciation and amortization	3.35	3.31	3.36	3.39
Gain on insurance recovery	(0.36)	—	(0.16)	—
Interest income, net	(0.24)	(0.36)	(0.27)	(0.38)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	6.64	5.60	6.76	6.50
Income tax expense	2.36	2.02	2.47	2.45
Minority interest in variable interest entity	(0.40)	(0.28)	(0.22)	(0.18)
Discontinued operations	1.25	(.40)	0.46	(0.12)
Cumulative effect of a change in accounting principle	—	—	(0.04)	—
Net income	5.13%	2.90%	4.49%	3.75%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 7, 2006 COMPARED TO TWELVE WEEKS ENDED OCTOBER 8, 2005
     Consolidated Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 7, 2006		October 8, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$225,758	51.2%	$209,628	51.4%	7.7%
Store Branded Retail	54,473	12.4	47,272	11.6	15.2%
Foodservice and Other	160,860	36.4	151,105	37.0	6.5%

Total	$441,091	100.0%	$408,005	100.0%	8.1%

     The 8.1% increase in sales was attributable to price increases of 6.2% and favorable product mix shifts of 2.6%, partially offset by unit volume declines of 0.7%. The 1.9% increase in mix, net of the decrease in volume, resulted from the expansion of the company’s DSD system into new markets and new products, which contributed 0.5% and the February 2006 acquisition of Derst Baking Company, which contributed 3.0%, partially offset by a volume decrease of 1.6%, primarily as a result of decreases in Flowers Specialty discussed below. The increase in branded retail sales was due primarily to the acquisitions and increases in pricing. The company’s branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was due to price and volume increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily contract manufacturing.
     Flowers Bakeries Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 7, 2006		October 8, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$206,723	58.4%	$188,625	58.6%	9.6%
Store Branded Retail	47,925	13.5	41,805	13.0	14.6%
Foodservice and Other	99,344	28.1	91,583	28.4	8.5%

Total	$353,992	100.0%	$322,013	100.0%	9.9%

     The 9.9% increase in sales was attributable to price increases of 5.4%, while volume increases and favorable product mix shifts contributed 4.5%. 3.8% of the total increase is attributed to the February 2006 acquisition of Derst Baking Company. The increase in branded retail sales was due to the Derst acquisition as well as price and volume increases. Flowers Bakeries’ branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing and increased volume. The increase in foodservice and other sales was primarily due to price increases and increased volume.
     Flowers Specialty Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 7, 2006		October 8, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$19,035	21.9%	$21,003	24.4%	(9.4)%
Store Branded Retail	6,548	7.5	5,467	6.4	19.8%
Foodservice and Other	61,516	70.6	59,522	69.2	3.4%

Total	$87,099	100.0%	$85,992	100.0%	1.3%

     The 1.3% increase in sales was attributable to price increases of 6.8%, partially offset by volume declines, net of favorable product mix shifts, of 5.5%. The decrease in branded retail sales was primarily the result of volume declines, partially offset by favorable pricing and positive mix shifts. The increase in store branded retail sales was primarily due to volume increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing, partially offset by volume declines. The decrease in volume was due to the expected decline in contract snack cake sales. The company expects the decline in contract snack cake sales to continue as the company moves to a more favorable mix with its branded products.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the third quarter of fiscal 2006 was $218.4 million, or 8.1% higher than gross margin reported for the same period of the prior year of $202.1 million. As a percent of sales, gross margin was 49.5%, which was the same as the third quarter of fiscal 2005. Price increases and the business interruption insurance recovery received at Flowers Specialty discussed below were offset by start-up costs associated with two new production lines and increased energy, ingredient and labor costs. Increased flour and sweetener costs drove the ingredient increase and increases in oven fuel and lights and power resulted in the increased energy costs.
     Flowers Bakeries’ gross margin decreased to 54.3% of sales for the third quarter of fiscal 2006, compared to 55.3% of sales for the prior year’s third quarter. This decrease as a percent of sales was primarily due to start-up costs associated with two new production lines and increased energy and ingredient costs, partially offset by price increases and the costs incurred in the prior year as a result of Hurricane Katrina discussed above.
     Flowers Specialty’s gross margin increased to 29.9% of sales for the third quarter of fiscal 2006, compared to 28.1% of sales for the same period of fiscal 2005. This increase as a percent of sales was primarily a result of lower ingredient costs, less outsourcing of production and the receipt of business interruption insurance proceeds. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility. Business interruption insurance proceeds of $0.5 million were received during the quarter relating to this fire. These positive items were partially offset by higher energy costs.
     Selling, Marketing and Administrative Expenses. For the third quarter of fiscal 2006, selling, marketing and administrative expenses were $177.0 million, or 40.1% of sales as compared to $167.1 million, or 41.0% of sales reported for the third quarter of fiscal 2005. This decrease as a percent of sales was due to increased sales, lower pension costs and costs incurred during the third quarter of fiscal 2005 relating to Hurricane Katrina. These positive items were partially offset by increased employee-related costs and higher energy costs.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $152.7 million, or 43.1% of sales during the third quarter of fiscal 2006, as compared to $143.3 million, or 44.5% of sales during the same period of fiscal 2005. The decrease as a percent of sales was primarily due to increased sales, lower distribution costs and the receipt of the insurance proceeds discussed above. Costs incurred during the third quarter of fiscal 2005 relating to Hurricane Katrina also contributed to the decrease. These positive items were partially offset by increased energy costs.
     Flowers Specialty’s selling, marketing and administrative expenses were $18.9 million, or 21.7% of sales during the third quarter of fiscal 2006, as compared to $17.5 million, or 20.4% of sales during the third quarter of fiscal 2005. This increase as a percent of sales was primarily attributable to higher distribution costs. The higher distribution costs were due primarily to the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.
     Depreciation and Amortization. Depreciation and amortization expense was $14.8 million for the third quarter of fiscal 2006, an increase of 9.4% from the third quarter of fiscal 2005, which was $13.5 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $11.8 million for the third quarter of fiscal 2006 from $10.9 million in the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2005 and the amortization of a trademark and customer relationships associated with the acquisition in February of 2006 of Derst Baking Company. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these intangibles.
     Flowers Specialty’s depreciation and amortization expense increased to $3.0 million for the third quarter of fiscal 2006 as compared to $2.7 million for the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2005.
     Gain on Insurance Recovery. As discussed above, during the third quarter of fiscal 2006, the company received insurance proceeds of $2.0 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $1.6 million in excess of net book value of property damaged during the hurricane.
     Net Interest Income. For the third quarter of fiscal 2006, net interest income was $1.1 million, a decrease of $0.4 million from the third quarter of fiscal 2005, which was $1.5 million. The decrease was related to an increase in interest expense as a result of a higher average amount of debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the third quarter of fiscal 2006 was $29.3 million, an increase of $6.4 million from the $22.9 million reported for the third quarter of fiscal 2005.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $5.7 million and $0.2 million, respectively, and a decrease in unallocated corporate expenses of $0.9 million. These positive items were partially offset by a decrease in net interest income of $0.4 million. The increase at Flowers Bakeries was primarily attributable to higher sales, lower distribution costs, the insurance proceeds discussed above, and losses incurred during the third quarter of fiscal 2005 related to Hurricane Katrina, partially offset by start-up costs associated with two new production lines and higher ingredient costs. The increase at Flowers Specialty was primarily a result of the receipt of business interruption insurance proceeds discussed above and less outsourcing of production, partially offset by higher distribution costs associated with the shift of business from contract to mass merchandisers and convenience stores as discussed above. The decrease in unallocated corporate expenses was primarily due to lower pension costs. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2006 was 35.6% compared to 36.1% in the third quarter of the prior year. This decrease primarily relates to increases in the Section 199 qualifying production activities deduction, the non-taxable earnings from the variable interest entity and an adjustment to reduce the full year estimated effective tax rate by approximately 0.5% as the result of changes in the estimates of certain permanent differences. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction. The company expects the full year effective tax rate to be approximately 36.5%.
     Income from Discontinued Operations. During the third quarter of fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for a majority of these costs; therefore, the reserve was reversed through discontinued operations in the third quarter of fiscal 2006.

     The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to the company’s Mrs. Smith’s frozen dessert business (“Mrs. Smith’s”), which was sold in 2003. This adjustment is also recorded in discontinued operations in the condensed consolidated statement of income.
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
FORTY WEEKS ENDED OCTOBER 7, 2006 COMPARED TO FORTY WEEKS ENDED OCTOBER 8, 2005
     Consolidated Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 7, 2006		October 8, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$750,930	51.8%	$672,985	51.0%	11.6%
Store Branded Retail	170,152	11.7	145,764	11.1	16.7%
Foodservice and Other	529,394	36.5	500,596	37.9	5.8%

Total	$1,450,476	100.0%	$1,319,345	100.0%	9.9%

     The 9.9% increase in sales was attributable to price increases of 6.5% and favorable product mix shifts of 3.4%. The 3.4% increase in mix resulted from the expansion of the company’s DSD system into new markets and new products, which contributed 0.6%, the February 2006 acquisition of Derst Baking Company, which contributed 2.5%, and the September 2005 acquisition of Royal Cake Company, which contributed 0.7%. The increase in branded retail sales was due primarily to the acquisitions and increases in pricing and volume. The company’s branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was due to volume and price increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily contract.
     Flowers Bakeries Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 7, 2006		October 8, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$683,770	58.8%	$608,305	58.6%	12.4%
Store Branded Retail	148,965	12.8	128,446	12.4	16.0%
Foodservice and Other	329,334	28.4	301,865	29.0	9.1%

Total	$1,162,069	100.0%	$1,038,616	100.0%	11.9%

     The 11.9% increase in sales was attributable to volume increases and favorable product mix shifts of 6.7%, while price increases contributed 5.2%. 3.1% of the total increase is related to the February 2006 acquisition of Derst Baking Company. The increase in branded retail sales was due to the Derst acquisition as well as volume and price increases. Flowers Bakeries’ branded white bread labels and its Nature’s Own products were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing and increased volume. The increase in foodservice and other sales was primarily due to price increases and increased volume.

     Flowers Specialty Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 7, 2006		October 8, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$67,160	23.3%	$64,680	23.0%	3.8%
Store Branded Retail	21,187	7.3	17,318	6.2	22.3%
Foodservice and Other	200,060	69.4	198,731	70.8	0.7%

Total	$288,407	100.0%	$280,729	100.0%	2.7%

     The 2.7% increase in sales was attributable to price increases of 9.1%, partially offset by volume declines, net of favorable product mix shifts, of 6.4%. 3.3% of the total increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was primarily the result of favorable pricing and positive mix shifts, partially offset by volume declines. The increase in store branded retail sales was due to increased volume. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing, partially offset by volume declines. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, as expected. The company expects the decline from prior year in contract snack cake sales to continue, as the company moves to a more favorable mix with its branded products. During the first quarter of fiscal 2005, Flowers Specialty began producing a new product for a foodservice customer. Sales of this product decreased approximately $2.7 million year over year due to strong sales promotion by the foodservice customer during the initial product introduction in 2005.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks of fiscal 2006 was $724.4 million, or 10.1% higher than gross margin reported for the same period of the prior year of $658.1 million. As a percent of sales, gross margin was 49.9%, which was the same as for the forty weeks of fiscal 2005. Selling price increases, the insurance proceeds discussed above and hurricane-related costs incurred during fiscal 2005 were offset by higher energy, ingredient and packaging costs and costs related to the start-up of two new production lines. The increase in ingredient costs were due primarily to increases in sweetener, sugar and flour costs. Increases in both oven fuel and lights and power costs resulted in the increased energy costs.
     Flowers Bakeries’ gross margin decreased to 55.0% of sales for the forty weeks of fiscal 2006, compared to 55.3% of sales for the same period of the prior year. This slight decrease as a percent of sales was due to start-up costs associated with two new production lines and increased energy costs. These negative items were partially offset by the implementation of price increases, the receipt of the insurance proceeds from losses incurred during Hurricane Katrina discussed above, as well as, costs incurred during the forty weeks of fiscal 2005 related to the hurricane.
     Flowers Specialty’s gross margin decreased to 29.7% of sales for the forty weeks of fiscal 2006, compared to 29.9% of sales for the same period of fiscal 2005. This decrease as a percent of sales was primarily a result of higher ingredient, labor, inbound freight and energy costs, as well as, start-up costs associated with the introduction of a new product for a foodservice customer and the decline in contract snack cake production. These negative items were partially offset by the receipt of business interruption insurance proceeds related to the fire in Montgomery, Alabama discussed above, decreased packaging costs and less outsourcing of production.
     Selling, Marketing and Administrative Expenses. For the forty weeks of fiscal 2006, selling, marketing and administrative expenses were $583.8 million, or 40.2% of sales as compared to $532.6 million, or 40.4% of sales reported for the forty weeks of fiscal 2005. This slight decrease as a percent of sales was due to increased sales, lower advertising and pension costs and losses incurred during fiscal 2005 related to Hurricane Katrina discussed above. These positive items were partially offset by income of $1.4 million received during the second quarter of fiscal 2005 as a result of a settlement of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities, higher stock-based compensation costs and increased distribution costs. As a result of the company’s adoption of SFAS 123R on January 1, 2006, $3.2 million more stock-based compensation expense, or $0.03 per share, was recorded during the forty weeks of fiscal 2006 as compared to the forty weeks of fiscal 2005. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the company’s stock-based compensation.

     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $501.1 million, or 43.1% of sales during the forty weeks of fiscal 2006, as compared to $456.2 million, or 43.9% of sales during the same period of fiscal 2005. The decrease as a percent of sales was primarily due to increased sales and lower distribution and advertising costs. Also contributing to the decrease were the receipt of the insurance proceeds discussed above and losses incurred in fiscal 2005 as a result of the hurricane. These positive items were partially offset by increased stock-based compensation costs of $1.1 million discussed above and the income during fiscal 2005 relating to the settlement of the class action lawsuit discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $63.3 million, or 22.0% of sales during the forty weeks of fiscal 2006, as compared to $55.7 million, or 19.9% of sales during the same time period of fiscal 2005. This increase as a percent of sales was primarily attributable to higher distribution, labor and freezer storage costs. The higher distribution costs were due primarily to costs associated with the transition to a new centralized distribution center, increased fuel costs and the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.
     Depreciation and Amortization. Depreciation and amortization expense was $48.7 million for the forty weeks of fiscal 2006, an increase of 9.0% from the forty weeks of fiscal 2005, which was $44.7 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $38.8 million for the forty weeks of fiscal 2006 from $35.9 million in the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2005 and the amortization of a trademark and customer relationships associated with the acquisition in February of 2006 of Derst Baking Company. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these intangibles.
     Flowers Specialty’s depreciation and amortization expense increased to $10.1 million for the forty weeks of fiscal 2006 as compared to $8.8 million for the same period of fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2005.
     Gain on Insurance Recovery. As discussed above, during the third quarter of fiscal 2006, the company received insurance proceeds of $2.0 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $1.6 million in excess of net book value of property damaged during the hurricane. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $1.1 million were received during the first quarter of fiscal 2006 under the company’s insurance policy. The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million. This equipment was replaced during the first quarter and is fully operational.
     Net Interest Income. For the forty weeks of fiscal 2006, net interest income was $3.9 million, a decrease of $1.1 million from the forty weeks of fiscal 2005, which was $5.0 million. The decrease was primarily related to an increase in interest expense of $1.0 million primarily as a result of a higher average amount of debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and a change in accounting principle for the forty weeks of fiscal 2006 was $98.0 million, an increase of $12.2 million from the $85.8 million reported for the same time period of fiscal 2005.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $18.4 million and a decrease in unallocated corporate expenses of $1.5 million, partially offset by a decrease in the operating results of Flowers Specialty of $6.6 million and a decrease in net interest income of $1.1 million. The increase at Flowers Bakeries was primarily attributable to higher sales, lower advertising and distribution costs, as well as the receipt of insurance proceeds related to Hurricane Katrina discussed above and losses incurred during fiscal 2005 as a result of the hurricane. Partially offsetting these positive items were higher stock-based compensation costs, start-up costs associated with two new production lines and the income in fiscal 2005 from proceeds received from the settlement of the class action lawsuit discussed herein. The decrease at Flowers Specialty was primarily a result of higher labor, ingredient, in-bound freight and freezer storage costs, as well as costs associated with the transition to a new centralized distribution center and the shift of business from contract to mass merchandisers and convenience stores as discussed above. Start-up costs associated with the introduction of a new product for a foodservice customer also contributed to the decrease. These negative items were partially offset by decreased packaging costs, less outsourcing of production, the gain on the insurance recovery and the receipt of business interruption insurance proceeds discussed above. The decrease in unallocated corporate expenses was primarily due to lower pension costs, partially offset by higher stock-based compensation expense. See Net Interest Income above for a discussion of the decrease in this area.
     Income Taxes. The effective tax rate for the forty weeks of fiscal 2006 was 36.5% compared to 37.7% for the same period of fiscal 2005. This decrease is primarily due to an increase in the Section 199 qualifying production activities deduction, an increase in the non-taxable earnings of the variable interest entity and a deferred tax benefit recorded in the second quarter of fiscal 2006 of approximately $0.3 million related to a change in Texas state tax law, which was signed into effect in May 2006. The effective rate for fiscal 2005 was also impacted by an accrual of state income tax of $0.6 million, net of the federal benefit of $0.3 million, based on the outcome of a state tax audit that was settled in the first quarter of fiscal 2005. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction. The company expects the full year effective tax rate to be approximately 36.5%.
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
     During the third quarter of fiscal 2006, the IRS finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for a majority of these costs; therefore, the reserve was reversed through discontinued operations in the third quarter of fiscal 2006.
     The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s, which was sold in 2003. This adjustment is also recorded in discontinued operations in the condensed consolidated statement of income.
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

Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $29.2 million at October 7, 2006 from $11.0 million at December 31, 2005. The increase resulted from $102.5 million provided by operating activities, partially offset by $51.9 million and $32.4 million disbursed for investing activities and financing activities, respectively.
     Net cash of $102.5 million provided by operating activities during the forty weeks ended October 7, 2006 consisted primarily of $65.2 million in net income, adjusted for certain non-cash items of $51.8 million. Cash disbursed for working capital and other activities was $14.5 million. Included in the cash disbursed for working capital and other activities was a pension contribution of $14.0 million and a federal income tax refund of $10.5 million.
     Net cash disbursed for investing activities during the forty weeks ended October 7, 2006 of $51.9 million consisted primarily of capital expenditures of $45.7 million. The capital expenditures were $14.0 million higher than the same period of the prior year due primarily to certain projects planned for the last half of fiscal 2005 being delayed until the first half of fiscal 2006. Capital expenditures at Flowers Bakeries and Flowers Specialty were $33.1 million and $9.2 million, respectively. The company also leases certain production machinery and equipment through various operating leases.
     Net cash disbursed for financing activities of $32.4 million during the forty weeks ended October 7, 2006 consisted primarily of stock repurchases and dividends paid of $53.2 million and $21.4 million, respectively, partially offset by net debt borrowings of $29.7 million and proceeds of $6.0 million from the exercise of stock options. In accordance with SFAS 123R, cash income tax benefits of $8.1 million related to stock award activity during the forty weeks of fiscal 2006 are classified as cash inflows from financing activities. Because the company applied the modified prospective transition method in adopting SFAS 123R, prior period cash flow statements are not restated. Therefore, cash income tax benefits of $10.9 million related to stock award activity during the forty weeks of fiscal 2005 are classified as cash inflows from operating activities.
Credit Facility
     On June 6, 2006, the company further amended and restated its credit facility (the “new credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility that expires June 6, 2011 and provides for lower rates on future borrowings than the company’s former credit facility. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 7, 2006 and December 31, 2005, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the new credit facility were $77.0 million at October 7, 2006. Subsequent to the end of the third quarter of fiscal 2006, the company repaid $24.0 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2006 repay a portion or all of these borrowings.
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

Uses of Cash
     On August 25, 2006, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on September 22, 2006 to shareholders of record on September 8, 2006. This dividend payment was $7.6 million, bringing dividends paid to $21.4 million for the forty weeks ended October 7, 2006.
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
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the third quarter of fiscal 2006, 0.5 million shares at a cost of $13.0 million were purchased under the plan. During the forty weeks ended October 7, 2006, 1.9 million shares at a cost of $53.2 million were purchased under the plan. From the inception of the plan through October 7, 2006, 11.4 million shares at a cost of $236.7 million have been purchased under the plan.
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
     Stock Based Compensation. In December 2004, the FASB issued SFAS 123R, which requires the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that are outstanding on the effective date and to all new awards granted or modified after the effective date. The remaining unrecognized portion of the original fair value of the unvested awards will be recognized in the income statement at their fair value that the company estimated for purposes of preparing its SFAS 123 pro forma disclosures. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. Stock-based compensation expense related to all stock-based awards for the twelve weeks ended October 7, 2006 was approximately $1.1 million, net of income tax, or $0.02 per diluted share and for the twelve weeks ended October 8, 2005 was approximately $1.1 million, net of income tax, or $0.02 per diluted share. Stock-based compensation expense related to all stock-based awards for the forty weeks ended October 7, 2006 was approximately $4.3 million, net of income tax, or $0.07 per diluted share and for the forty weeks ended October 8, 2005 was approximately $2.2 million, net of income tax, or $0.03 per diluted share. Total pre-tax unrecognized compensation expense at October 7, 2006 related to non-vested stock options and restricted stock awards of $8.3 million will be recognized over a weighted-average period of 1.5 years. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information relating to the company’s stock-based compensation.
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
     Financial Statement Misstatements. On September 13, 2006 the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statement Misstatements. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is the company’s fiscal 2006. SAB 108 is not expected to have an effect on the company’s financial statements.
     Fair Value Measurements. On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
     Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 is effective for public companies for fiscal years ending after December 15, 2006. The company will adopt the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. The adoption of SFAS 158 is expected to reduce the company’s stockholders’ equity and increase its post-retirement obligation liability at December 30, 2006 by approximately $9 million to $10 million. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The company currently uses a September 30 measurement date for its postretirement benefit plans. The company is currently reviewing how and when it will transition to a fiscal year end measurement date.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 7, 2006, the fair market value of the company’s commodity derivative portfolio was

$3.7 million. Of this fair value, $1.6 million is based on quoted market prices and $2.1 million is based on models and other valuation methods. $0.1 million and $3.6 million of this fair value relates to instruments that will be utilized in fiscal 2006 and 2007, respectively, and an immaterial amount to instruments that will be utilized in fiscal 2008 and fiscal 2009. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 7, 2006, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $7.7 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 7, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2005 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the forty weeks of fiscal 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2006 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
July 16, 2006 – August 12, 2006	—	$—	—	4,372
August 13, 2006 – September 9, 2006	485	$26.84	485	3,887
September 10, 2006 – October 7, 2006	—	$—	—	3,887

Total	485	$26.84	485

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By: Name:	/s/ George E. Deese George E. Deese
Title:	Chairman of the Board, President and Chief Executive Officer

By: Name:	/s/ Jimmy M. Woodward Jimmy M. Woodward
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date: November 16, 2006

EXHIBIT INDEX

Exhibit No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit No.		Name of Exhibit
10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.18	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, Suntrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended October 7, 2006.

*	Filed herewith