Form 10-K
period 2006-12-30
FLOWERS FOODS INC
filed 2007-02-28
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Based on the closing sales price on the New York Stock Exchange on July  14, 2006 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,625,449,757.

On February 23, 2007, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 60,841,506.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held June 1, 2007, which will be filed with the Securities and Exchange Commission on or prior to April 27, 2007, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

Corporate Information

The company’s predecessor was founded in 1919 when two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, Ga. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, Flowers listed on the American Stock Exchange. In 1982, the company listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, Flowers Industries transformed itself from a strong regional baker into a national baked foods company with the acquisition of Keebler Foods Company, one of the largest cookie and cracker companies in the United States, and Mrs. Smith’s, one of the country’s top-selling frozen pie brand. By 1999, Flowers Industries had become a $4.2 billion national baked foods company with three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company, and the remaining business units — Flowers Bakeries and Mrs. Smith’s — were spun off into a new company called Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers sold the Mrs. Smith’s frozen dessert business to The Schwan Food Company.

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of December 30, 2006.

The Company

Flowers Foods is one of the largest producers and marketers of bakery products in the United States. Flowers Foods consists of two business segments: Flowers Foods Bakeries Group (“Flowers Bakeries”) and Flowers Foods Specialty Group (“Flowers Specialty”).

We have a major presence in each of the product categories in which we compete. Flowers Bakeries’ brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

Flowers Bakeries	Flowers Bakeries	Flowers Specialty
Flowers	Regional Franchised Brands	Mrs. Freshley’s
Nature’s Own	Sunbeam	Snack Away
Whitewheat	Roman Meal	European Bakers
Cobblestone Mill	Bunny
BlueBird	Holsum
ButterKrust
Mary Jane
Dandee
Evangeline Maid
Ideal
Captain John Derst
Mi Casa

Our strategy is to be one of the nation’s leading producers and marketers of bakery products, available to distributors and customers through multiple channels of distribution within the industry, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines. Our strategy focuses on developing products responsive to ever changing consumer needs and preferences through product innovation and leveraging our well established brands, listed above. To assist in accomplishing our strategy, we have invested capital to automate and expand our production and distribution capabilities as well as increase our efficiency. We believe these investments allow us to produce and distribute high quality products at the lowest cost.

Flowers Bakeries focuses on the production and marketing of bakery products in the southeastern, southwestern and mid-Atlantic regions of the United States. Flowers Bakeries markets a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, Flowers Bakeries has been able to strengthen and establish its brands in the markets it serves. We have devoted significant resources to automate our production facilities, improve our distribution capabilities and enhance our information technology. Historically, we have grown through acquisitions of bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct-store-delivery (“DSD”) system. However, we also have grown by expanding our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company, and we intend to continue this growth initiative in the near future. The DSD system utilizes approximately 3,000 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue enabling these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.

Flowers Specialty produces snack cakes for sale to retail, vending, and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Flowers Specialty products are distributed nationally through mass merchandisers, brokers, as well as warehouse and vending distribution. Additionally, Flowers Specialty distributes to retail outlets in the southeastern, southwestern and mid-Atlantic regions of the United States through Flowers Bakeries’ DSD system. Flowers Specialty’s facilities have automated high-speed equipment that allows us to be very competitive in the marketplace.

Industry Overview

The United States food industry is comprised of a number of distinct product lines and distribution channels for bakery products. Although supermarket bakery aisle purchases remain the largest channel for consumers’ bakery foods purchases, non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants and other convenience channels also are outlets where consumers purchase bakery items. Non-supermarket channels of distribution are growing in importance throughout the food industry.

Fresh Bakery Products

Retail sales of bakery products continue to move to a variety of premium and specialty breads. Sales of bakery products to mass merchandisers continue to grow at a faster rate than traditional retail supermarket sales. In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate Bakeries Corporation, Sara Lee Corporation, George Weston Limited, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, given that one of the company’s largest competitors filed for bankruptcy during 2004, size alone is not sufficient to ensure success in our industry.

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

Frozen Bakery Products

Sales of frozen breads and rolls to foodservice institutions and other distribution channels, including restaurants and in-store bakeries, continue to grow at a faster rate than sales to retail channels. Primary competitors in the frozen breads and rolls market include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Ottenberg’s Bakers, Inc. and All Round Foods, Inc. in the foodservice market.

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $537 billion in 2007, reflecting a growth rate of 5% over 2006. 2007 will mark the 16th consecutive year of sales growth in the restaurant industry. Full service restaurants sales are expected to grow 5.1% due to a rise in disposable income, an expanding economy and increased tourism. According to NRA data, sales at quick service restaurants, including fast-casual or quick casual, are projected to grow 5.0% due to consumers’ continued demand for convenience and value and new menu offerings. The NRA predicts the number of restaurants in the United States will top approximately 1,000,000 by 2010. Restaurants’ share of the food dollar is 47.9%, but it is expected to be 53% by 2010. In 1955, the share was 25%.

Strategy

Our mission is to build value for our shareholders. We accomplish this by developing and implementing long-term strategies that help us maintain competitive advantages. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are:

•	Grow sales — both organically and through acquisition. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 100 acquisitions since 1968. We intend to continue pursuing growth through strategic acquisitions that will complement and expand our existing markets, product lines, and product categories and that fit our organization both operationally and financially. We also have extended and intend to continue to extend our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company. A combination of traditional acquisitions and greenfield plant construction will allow the company to accomplish this goal.

•	Develop bakery products to meet our customers’ and our consumers’ needs. We maintain a broad line of fresh and frozen bakery products. We will continue to expand our product lines to address changing consumer needs and preferences, particularly health-conscious consumer preferences.

•	Strong brand recognition. We capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to new products that meet our consumers’ dietary needs. We also extend these brands to additional distribution channels. Our Nature’s Own brand is the top-selling brand in the soft variety bread category. Many of our white bread brands are category leaders in the geographical areas where they are sold.

•	Provide extraordinary service for our customers. We continue to expand and refine our distribution and information systems to help us respond quickly and efficiently to changing customer service needs, consumer preferences, and seasonal demands in the channels we serve. We have distribution systems tailored to the nature of each of our food product categories and designed to provide the highest levels of service to our retail and foodservice customers.

•	Operate the country’s most efficient bakeries. We maintain a level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Innovate to improve our business. We constantly work to improve our business processes to drive increased efficiencies and cost improvements.

•	Offer a work environment that embraces diversity, fosters team spirit and encourages professional growth. We build teams of individuals who understand the importance of working together to implement our strategies, thereby increasing shareholder value over the long term. Our work environment encourages recognition and respect for team as well as for individual achievements.

•	Conserve our natural resources and promote a clean healthy environment. We recognize that without a healthy environment our company cannot be successful. We are committed to applying the principles of sustainability in all aspects of our business. The company encourages every employee and associate to accept responsibility for conserving our natural resources and for seeking ways to improve the company’s use of those resources. Working together with our employees, business partners, suppliers and customers, we are striving to prevent waste of water, packaging, energy and other resources. Our commitment to sustainability makes us an even better corporate citizen, and we believe these efforts will increase profitability and enhance shareholder value over the long term.

Products

We produce fresh packaged and frozen bakery products.

Flowers Bakeries

We market our fresh packaged bakery products in the southeastern, southwestern and mid-Atlantic regions of the United States. Our soft variety and premium specialty breads are marketed throughout these regions under our Nature’s Own and Cobblestone Mill brands. We have developed and introduced many new products over the last several years that appeal to health-conscious consumers. Examples of new products under our Nature’s Own brand include:

•	All Natural 100% Whole Wheat with Organic Flour

•	All Natural Honey Wheat with Organic Flour

•	All Natural 12 Grain

•	All Natural 9 Grain

•	Double Fiber and Sugar Free and High Calcium breads

Additionally, in 2006 we introduced several new varieties under our Cobblestone Mill brand, including Multi-Grain Bagels, 12 Grain Sub Rolls and Cinnamon Swirl Bread.

We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Dandee, Mary Jane, Evangeline Maid, Ideal and Captain John Derst. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 37% of the population. Flowers Bakeries’ branded products account for approximately 59% of its sales.

In addition to our branded products, we also produce and distribute fresh packaged bakery products under private labels for retailers. While private label products carry lower margins than our branded products, we use our private label offerings to effectively utilize production and distribution capacity and to help the independent distributors in the DSD system expand total retail shelf space.

We also utilize our DSD system to supply bakery products to quick serve restaurants and other outlets, which account for 25% of Flowers Bakeries sales.

Flowers Specialty

Flowers Specialty produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including mass merchandisers, vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are manufactured on a “bake to order” basis and are delivered throughout the United States. Flowers Specialty also produces pastries, doughnuts and bakery snack products for distribution by Flowers Bakeries’ DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various private and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors. During the last half of fiscal 2005 and continuing in fiscal 2006, Flowers Specialty experienced a reduction in contract manufacturing volume. Over time, we expect to replace lower margin contract snack cake production with sales of higher margin branded products.

In fiscal 2006, Flowers Specialty introduced a variety of new products under the Snack Away brand, including Yogurt Filled Oatmeal Creme Pies, Creme Cakes, Chocolate Cupcakes and Peanut Butter Wafers. This line is marketed as a “better-for-you” snack alternative with a good source of fiber, no added sugar, and under 150 calories per serving. Also, during fiscal 2006, Flowers Specialty introduced Jumbo Cake Donuts under its Mrs. Freshley’s brand.

Flowers Specialty also produces and distributes a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. In fiscal 2006, Flowers Specialty introduced several new items in the foodservice segment, including a ciabatta bun for Wendy’s, kaiser buns for Jack-In-The-Box, a corn-dusted bun for Applebee’s and a variety of specialty breads for our foodservice distributor customers such as U.S. Foodservice and Sysco. Flowers Specialty has the ability to provide its customers with a variety of products using both conventional and hearth baking technologies.

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

Extended Shelf Life

Certain of our products provide for an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness while extending the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continue to use ESL and expect to continue to do so in the foreseeable future. We experience financial benefits of ESL through reduced stale costs and reduced out-of-stock conditions. We have not, and do not intend to, reduce service days or the number of route territories used to service our customers as a result of ESL.

Flowers Bakeries

We operate 27 fresh packaged bakery production facilities in ten states and one production facility that produces frozen bakery products. Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue investing in our production facilities and equipment to maintain high levels of efficiency.

In February 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst, with annual sales of approximately $50 million, produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

In October 2005, the company purchased land and a building in Newton, North Carolina. This facility produces fresh breads and buns for distribution in the Piedmont and mid-Atlantic markets. Bun production in this facility began in May 2006, and bread production is expected to begin in the spring of 2007.

In September 2004, the company acquired the assets of a bread and bun bakery in Houston, Texas from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets.

In October 2003, the company purchased land and a building in Denton, Texas and converted the building into a bakery facility that produces fresh baked foods primarily for the Dallas-Ft. Worth market. We began producing buns in this facility in the summer of 2004 and bread in the summer of 2005.

Distribution of fresh packaged bakery products through the company’s DSD system, involves determining appropriate order levels, delivery of the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also uses scan-based trading, which allows us to track and monitor sales and inventories more effectively. Food retailers, including supermarkets and mass merchandisers use scan-based trading to provide information that allows the company to produce and distribute products efficiently.

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

The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $2.4 million, $1.6 million and $1.3 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Our proprietary software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we use a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other bases. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. During fiscal 2004, the company began upgrading the hand-held computer system in order to stay abreast of the latest technological advances in this area. This upgrade improved our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer. This upgrade was completed in early 2006. The cost of this upgrade did not have a material effect on our results of operations, financial condition or cash flows.

Flowers Specialty

We operate five production facilities that produce packaged bakery snack products, two production facilities that produce frozen bread and rolls and one facility that produces fresh packaged bread and rolls. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and rolls products are shipped to various outside freezer facilities for distribution to our customers.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina based bakery. Royal produces cookies, cereal bars and creme-filled cakes.

Customers

Our top 10 customers in fiscal 2006 accounted for 42.0% of sales. During fiscal 2006, our largest customer, Wal-Mart/Sam’s Club, represented 18.9% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club as a customer or a material negative change in our relationship with this customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales. The loss or financial instability of a major customer could have a material adverse effect on our business.

Flowers Bakeries

Our fresh baked foods customer base includes mass merchandisers, supermarkets and other grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for restaurants such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

Flowers Specialty

Our packaged bakery snack products under the Mrs. Freshley’s brand is sold primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. We also produce packaged bakery snack products for Flowers Bakeries’ DSD system under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants under our European Bakers brand and under private labels.

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

Competitors of Flowers Specialty for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Ottenberg’s Bakers, Inc. and All Round Foods, Inc. in the foodservice market. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

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

Raw Materials

Our primary baking ingredients are flour, sweeteners and shortening. We also use paper products, such as corrugated cardboard and films and plastics to package our baked foods. In addition, we are dependent upon natural gas and propane as fuel for firing ovens. The independent distributors and third party shipping companies are dependent upon gasoline and diesel as fuel for distribution vehicles. In general, we maintain diversified sources for all of our baking ingredients and packaging products.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. Recently, the commodities market has become extremely volatile due to concerns over grain-based fuel sources. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Employees

We employ approximately 7,800 persons, approximately 570 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

•	Audit Committee Charter

•	Nominating/Corporate Governance Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics for Officers and Members of the Board of Directors

•	Flowers Foods Employee Code of Conduct

•	Disclosure Policy

Item 1A.	Risk Factors

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

We employ various operating strategies to be one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. If we are unsuccessful in implementing or executing one or more of these strategies, our business could be adversely affected.

We rely on a few large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42.0% of our sales during fiscal 2006. Our largest customer, Wal-Mart/Sam’s Club, accounted for 18.9% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

Commodities, such as flour, sweeteners, cocoa and eggs, which are used in our bakery products, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. Recent concerns over grain-based fuel sources have caused the commodity markets to become extremely volatile. In addition, we are dependent upon natural gas and propane for firing ovens. The independent distributors and third party shipping companies we use are dependent upon gasoline and diesel as fuel for distribution vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our operations and financial results. The company cannot guarantee that it can cover these cost increases through future pricing actions. Additionally, as a result of these pricing actions consumers could move from the purchase of high margin branded products to lower margin store brands.

Increases in employee and employee-related costs could have adverse effects on our profitability.

Pension, health care and workers’ compensation costs have been increasing and will likely continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There have been no new participants in the company’s defined benefit plan since December 31, 1998. Effective December 31, 2005, the company froze benefits in its primary defined benefit pension plan.

We have risks related to our pension plans, which could impact the company’s liquidity.

The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 11.7% of the assets (as of December 31, 2006) of our pension plans.

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

The company has previously awarded stock appreciation rights to key employees and non-employee directors throughout the company. Generally accepted accounting principles require the company to record compensation expense for these rights based on changes in the company’s stock price between the grant date and an estimated fair value of the rights at the balance sheet date that is presented using an option pricing model. The company uses the Black-Scholes option pricing model. If the price of our common stock increases more than we project during the measurement period, the company may have to recognize greater than expected compensation expense, which could negatively affect our results of operations.

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

Our articles of incorporation and bylaws, shareholder rights plan and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions in our organizational documents that could delay, deter or inhibit a future acquisition include the following:

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

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 61 Chairman of the Board, President and Chief Executive Officer	Mr. Deese has been Chairman of the Board, President and Chief Executive Officer of Flowers Foods since January 2006. Mr. Deese previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Jimmy M. Woodward Age 46 Senior Vice President and Chief Financial Officer	Mr. Woodward has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2002. Mr. Woodward previously served as Vice President and Chief Financial Officer from November 2000 until September 2002. Prior to that, he served as Vice President and Chief Financial Officer at Flowers Industries from March 2000 to March 2001. Mr. Woodward also served as Treasurer and Chief Accounting Officer of Flowers Industries from October 1997 to March 2000 and Assistant Treasurer of Flowers Industries for more than five years prior to that time.

Gene D. Lord Age 59 President and Chief Operating Officer — Flowers Foods Bakeries Group	Mr. Lord has been President and Chief Operating Officer of Flowers Foods Bakeries Group since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 51 President and Chief Operating Officer — Flowers Foods Specialty Group	Mr. Shiver has been President and Chief Operating Officer of Flowers Foods Specialty Group since April 2003. Mr. Shiver previously served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Stephen R. Avera Age 50 Senior Vice President, Secretary and General Counsel	Mr. Avera has been Senior Vice President, Secretary and General Counsel of Flowers Foods since September 2004. Mr. Avera previously served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and assistant general counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 56 Senior Vice President-Supply Chain	Mr. Beaty has been Senior Vice President-Supply Chain of Flowers Foods since September 2002. Mr. Beaty previously served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 53 Senior Vice President of Corporate Relations	Ms. Turner has been Senior Vice President of Corporate Relations of Flowers Foods since July 2004. Ms. Turner previously served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Item 2.	Properties

The company currently operates 36 production facilities, of which 34 are owned and two are leased, as indicated below. We consider that our properties are in good condition, well maintained and sufficient for our present operations. During fiscal 2006, Flowers Bakeries’ production facilities taken as a whole, operated moderately above capacity and Flowers Specialty’s production facilities operated moderately below capacity. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama	New Orleans, Louisiana
Opelika, Alabama	Goldsboro, North Carolina
Tuscaloosa, Alabama	Jamestown, North Carolina
Batesville, Arkansas	Newton, North Carolina
Bradenton, Florida	Morristown, Tennessee
Jacksonville, Florida	Denton, Texas
Miami, Florida	El Paso, Texas
Atlanta, Georgia	Houston, Texas(2)
Savannah, Georgia	San Antonio, Texas
Thomasville, Georgia	Tyler, Texas
Tucker, Georgia (Leased)	Lynchburg, Virginia
Villa Rica, Georgia	Norfolk, Virginia
Baton Rouge, Louisiana	Bluefield, West Virginia
Lafayette, Louisiana
Flowers Specialty
Montgomery, Alabama	London, Kentucky
Texarkana, Arkansas	Winston-Salem, North Carolina
Atlanta, Georgia	Cleveland, Tennessee
Suwanee, Georgia (Leased)	Crossville, Tennessee

The company leases properties that house its shared services center and its information technology group, and owns its corporate headquarters facility, all of which are located in Thomasville, Georgia.

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

On September 9, 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit, were previously recorded by the company in the first quarter of fiscal 2004 as part of discontinued operations. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. This recovery is recorded in discontinued operations in the consolidated statement of income for the fifty-two weeks ended December 30, 2006.

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

No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2006.

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

	FY 2006			FY 2005
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low

First	$30.37	$26.15	$0.100	$21.12	$18.09	$0.083
Second	$31.26	$26.45	$0.125	$25.34	$18.62	$0.100
Third	$29.06	$25.83	$0.125	$28.47	$24.15	$0.100
Fourth	$27.68	$25.57	$0.125	$30.61	$24.85	$0.100

As of February 23, 2007, there were approximately 4,091 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. The company amended and restated its $150.0 million unsecured credit agreement increasing it to $250.0 million in June 2006, and, under the terms of the credit agreement, the company has no direct restrictions on dividends.

Securities Authorized for Issuance Under Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
	Rights	Warrants and Rights	Column(a))
Plan Category	(a)	(b)	(c)
(Amounts in thousands, except per share data)

Equity compensation plans approved by security holders	2,732	$15.56	3,243
Equity compensation plans not approved by security holders	—	—	—

Total	2,732	$15.56	3,243

Under the company’s compensation plans, the board of directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above includes shares of restricted stock and deferred stock, available for future issuance under the company’s compensation plans. See Note 15 of Notes to Consolidated Financial Statements for further information.

Issuer Purchases of Equity Securities

On December 19, 2002 our Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2006 under the stock repurchase plan.

				Maximum
				Number of
			Total Number of	Shares that
			Shares Purchased	May Yet Be
		Average	as Part of	Purchased
		Price	Publicly	Under the
	Total Number of	Paid per	Announced Plan	Plans or
Period	Shares Purchased	Share	or Programs	Programs
	(Amounts in thousands, except price data)

October 8, 2006-November 4, 2006	—	$—	—	3,887
November 5, 2006-December 2, 2006	63	$26.33	63	3,824
December 3, 2006-December 30, 2006	331	$26.58	331	3,493

Total	394	$26.54	394

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) among Flowers Foods common stock, Standard & Poor’s 500 Index, Standard & Poor’s SmallCap 600 Index and Standard  & Poor’s 500 Packaged Foods and Meat Index for the period December 28, 2001 through December 29, 2006, the last trading day of our 2006 fiscal year.

TOTAL SHAREHOLDER RETURNS

	December 28,	December 27,	January 2,	December 31,	December 30,	December 29,
	2001	2002	2004	2004	2005	2006
FLOWERS FOODS INC	100.00	72.55	148.76	185.26	246.16	245.28
S&P 500 INDEX	100.00	76.65	98.83	109.92	115.32	133.53
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	101.84	109.68	132.02	121.47	141.51
S&P SMALLCAP 600 INDEX	100.00	84.55	117.69	144.11	155.18	178.64

Companies in the S&P 500 Index, the S&P Small Cap 600 Index and the S&P 500 Packaged Foods and Meat Index are weighted by market capitalization and indexed to $100 at December 28, 2001. Flowers Foods’ share price is also indexed to $100 at December 28, 2001.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2006, 2005, 2004, 2003 and 2002 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

					For the 53	For the 52
	For the 52 Weeks Ended				Weeks Ended	Weeks Ended
	December 30, 2006		December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(Amounts in thousands, except per share data)

Statement of Income Data:
Sales	$1,888,654		$1,715,869	$1,551,308	$1,452,995	$1,328,607
Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	78,135		65,762	56,029	52,804	43,485
Minority interest in variable interest entity	(3,255)		(2,904)	(1,769)	—	—
Income (loss) from discontinued operations, net of income tax	6,731		(1,627)	(3,486)	(38,146)	(37,362)
Cumulative effect of a change in accounting principle, net of income tax benefit	(568	)(1)	—	—	—	(23,078	)(2)
Net income (loss)	$81,043		$61,231	$50,774	$14,658	$(16,955)
Income from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$1.21		$0.99	$0.80	$0.77	$0.63
Cash dividends per common share	$0.48		$0.38	$0.32	$0.22	$0.02
Balance Sheet Data:
Total assets(3)	$906,590		$851,069	$875,648	$847,239	$1,102,502
Long-term debt	$79,126		$74,403	$22,578	$9,866	$223,133

(1)	Relates to the adoption on January 1, 2006 of SFAS 123(R).

(2)	Goodwill impairment charge resulting from adoption of SFAS 142.

(3)	Includes assets of discontinued operations relating to Mrs. Smith’s Bakeries’ frozen dessert business of $243.1 million at December 28, 2002. Assets sold during the year ended January 3, 2004 relating to Mrs. Smith’s Bakeries’ frozen dessert business were $243.4 million.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Southwest and Mid-Atlantic regions and frozen to customers nationwide. Our businesses are organized into two reportable segments: Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls, as well as fresh snack products. This organizational structure is the basis of the operating segment data presented in this report.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis acquiring businesses that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. As discussed in

Note 9 of Notes to Consolidated Financial Statements of this Form 10-K, during February 2006, the company acquired Derst Baking Company in Savannah, Georgia, adding markets in South Carolina, eastern Georgia and north Florida. In October 2005, the company purchased land and a building in Newton, North Carolina and converted the building into a bakery facility. This facility began producing buns in May 2006 and expects to begin producing bread in the spring of 2007.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2006 increased 10.1% from fiscal 2005. Contributing to this increase were changes in the competitive landscape of the baked foods industry, the company’s growth into new markets, acquisitions and increased pricing. The change in the competitive landscape was primarily due to the exit of some of the company’s competitors from certain markets served by the company; therefore allowing the company to gain share in these markets. While the company expects sales to continue to grow, it cannot guarantee the level of growth achieved in fiscal 2006 to continue, as some of the factors involved in the sales growth, such as the exiting of markets by competitors, are not in control of the company.

For fiscal 2006, the company reported diluted income from continuing operations before cumulative effect of a change in accounting principle of $1.21, a 22.2% increase over the $0.99 reported for fiscal 2005. Income from continuing operations before cumulative effect of a change in accounting principle was $74.9 million for fiscal 2006, an increase of 19.1% as compared to $62.9 million for fiscal 2005. Diluted net income per share for fiscal 2006 was $1.31 as compared to $0.96 per share for fiscal 2005, a 36.5% increase. For fiscal 2006, net income was $81.0 million, a 32.4% increase over $61.2 million reported for fiscal 2005.

Critical Accounting Estimates

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

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below used in the preparation of its Consolidated Financial Statements:

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). During 2001, there was a sharp increase in the use of scan-based trading. In response to this demand, the company began a pilot program in fiscal 2001, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2006, the company recorded approximately $477.3 million in sales through PBS. The company estimates that by the end of fiscal 2007, it will have approximately $525.0 million in PBS sales. See Note 2 of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier, projected revenue using a reasonable multiplier and a discounted cash flow model using a reasonable discount rate. This fair value is compared to the net assets of the reporting unit, and if less than the net assets, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years ended December 30, 2006, December 31, 2005 or January 1, 2005.

The company has intangible assets subject to amortization related to trademarks, customer lists and non-compete agreements acquired in acquisitions in prior years. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. This evaluation is performed by calculating the fair value of the individual intangible assets. The fair value is calculated as the sum of the present value of a hypothetical royalty rate multiplied by projected operating income (defined as earnings before interest and taxes) and the present value of the terminal value based on the Gordon growth model. This fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets were necessary for the fiscal years ended December 30, 2006, December 31, 2005 or January 1, 2005.

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

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 19 of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.

Pension Obligations.  The company records pension costs and benefit obligations related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. Effective January 1, 2006, the company curtailed its defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. The company recorded pension income of $3.2 million for fiscal 2006. A quarter percentage point decrease in the discount rate would impact the company’s fiscal 2006 pension income by approximately $0.2 million on a pre-tax basis. A quarter percentage point increase in the discount rate would have no material impact on the company’s 2006 pension income. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2006 pension income by approximately $0.6 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2006 pension obligations by approximately $9.7 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2006 pension obligations by approximately $9.2 million. The company expects pension income of approximately $5.7 million for fiscal 2007.

The discount rate used by the company reflects rates at which pension benefits could be effectively settled. As permitted under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the

company has historically used rates of return on high-quality fixed income investments, such as those included in the Moody’s Aa Bond Index, to determine its discount rate. The historical reference to the Moody’s yield is characterized as a proxy for the discount rate that would have been generated through a more rigorous cash flow matching technique. During fiscal 2005, the company determined it appropriate to refine the prior estimation approach to use a more rigorous cash flow matching technique to select the discount rate, as the use of the Moody’s index as a proxy has declined. Given the current market dynamics, the company believes the cash flow matching technique provides a better estimate of the discount rate than the Moody’s index.

In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 11.1% (net of investment expenses). Based on this historical annual return on plan assets, the company believes a long-term rate of return assumption of 8.0% for fiscal 2007 is reasonable. The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% debt securities, 0-40% other diversifying strategies (including, but not limited to, absolute return funds), 0-25% real estate and 0-25% cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit investment management expense assumption and the return on asset rate reflects long-term expected returns net of investment expenses.

The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future lifetime of participants in the frozen pension plan. The total unrealized loss as of the fiscal 2006 measurement date of September 30, 2005 for all of the pension plans the company sponsors was $23.7 million. Amortization of an immaterial amount of unrealized losses was required during fiscal 2006. The total unrecognized loss as of the fiscal 2007 measurement date of September 30, 2006 for the pension plans the company sponsors was $14.5 million. No amortization of these unrecognized amounts are anticipated during fiscal 2007. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. See Note 18 of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the incremental effect of adopting SFAS 158.

During fiscal 2006, fiscal 2005 and fiscal 2004, the company contributed $14.0 million, $25.0 million and $17.0 million, respectively, to the defined benefit plans. Future pension contributions will depend on market conditions. In fiscal 2007, there are no required pension contributions under the minimum funding requirements of ERISA. The company continues to review various contribution scenarios and it has not made a determination whether it will make any pension contributions during fiscal 2007. The company has evaluated the potential impact of the Pension Protection Act (the “Act”), which was passed into law on August 17, 2006, on future pension plan funding requirements based on current market conditions. The Act is not anticipated to have a material effect on the level of future funding requirements or on the company’s liquidity and capital resources. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

Reporting Periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2006, fiscal 2005 and fiscal 2004 consisted of 52 weeks.

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

For the fifty-two weeks ended December 31, 2005, excluding the $1.3 million of estimated business interruption, $3.2 million of the costs are reflected in materials, supplies, labor and other production costs and $2.5 million of the costs are reflected in selling, marketing and administrative costs. Due to a supply disruption caused by hurricane damage to a Louisiana sugar refinery with which the company had contracted to purchase sugar, the company was forced to purchase sugar from another supplier at a higher price. The company temporarily opened, until December 31, 2005, a manufacturing facility in Houston, Texas in order to fill its capacity short-fall due to the temporary idling of its New Orleans facility. As discussed below, in April 2006, this facility was permanently opened. During fiscal 2005, the company received preliminary insurance payments of $5.5 million relating to claims filed as a result of Hurricane Katrina. Of the proceeds received, $3.2 million and $2.3 million were allocated to materials, supplies, labor and other production costs and to selling, marketing and administrative expenses, respectively.

During fiscal 2006, the company received insurance proceeds of $4.5 million relating to Hurricane Katrina. These proceeds consisted of business interruption incurred during the first two quarters of fiscal 2006 of $1.7 million, reimbursement for property damage of $2.4 million and $0.4 million for incremental transportation expense. Of the proceeds received, $1.0 million, $1.1 million and $2.4 million were allocated to materials, supplies, labor and other production costs, to selling, marketing and administrative expenses and to gain on insurance recovery, respectively. All claims relating to Hurricane Katrina have been closed and no further claims will be filed by the company relating to the hurricane.

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

Acquisitions.  On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst, with annual sales of approximately $50.0 million, produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal, with annual sales of approximately $24.0 million, produces cookies, cereal bars and creme-filled cakes.

On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers that Sara Lee Bakery Group previously served in selected Texas markets. The company temporarily opened the bakery from September 10, 2005 until December 31, 2005 in order to fill its capacity short-fall due to the temporary idling of the company’s New Orleans bakery as a result of Hurricane Katrina as discussed above. In April 2006, the bakery was opened on a permanent basis producing buns.

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52	For the 52	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	December 30, 2006	December 31, 2005	January 1, 2005

Sales	100.00%	100.00%	100.00%
Gross margin	49.72	49.79	49.76
Selling, marketing, and administrative expenses	40.21	40.54	40.80
Depreciation and amortization	3.40	3.46	3.66
Gain on insurance recovery	(0.16)	—	—
Net interest income	(0.26)	(0.37)	(0.57)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	6.53	6.16	5.87
Income tax expense	2.40	2.32	2.26
Minority interest in variable interest entity	(0.17)	(0.18)	(0.12)
Income (loss) from discontinued operations	0.36	(0.09)	(0.22)
Cumulative effect of a change in accounting principle	(0.03)	—	—
Net income	4.29%	3.57%	3.27%

Fifty-Two Weeks Ended December 30, 2006 Compared to Fifty-Two Weeks Ended December 31, 2005

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$983,332	52.1%	$880,322	51.3%	11.7%
Store Branded Retail	242,309	12.8	214,783	12.5	12.8%
Foodservice and Other	663,013	35.1	620,764	36.2	6.8%

Total	$1,888,654	100.0%	$1,715,869	100.0%	10.1%

The 10.1% increase in sales was attributable to price increases of 6.5%, favorable product mix shifts and increased volume of 3.6%. The 3.6% increase in mix and volume resulted from the expansion of the company’s DSD system into new markets and new products, which contributed 0.6%, the February 2006 acquisition of Derst Baking Company, which contributed 2.5%, and the September 2005 acquisition of Royal Cake Company, which contributed 0.5%. The increase in branded retail sales was due primarily to the acquisitions and increases in pricing and volume. The company’s branded white bread labels, including Whitewheat and its Nature’s Own products were the key components of these sales increases. The increase in store branded retail sales was due to price and volume increases. The increase in foodservice and other sales was primarily due to price increases and favorable product mix shifts, partially offset by a decrease in volume, primarily in contract production.

Flowers Bakeries Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$887,832	58.7%	$790,426	58.4%	12.3%
Store Branded Retail	197,138	13.0	169,343	12.5	16.4%
Foodservice and Other	427,919	28.3	393,849	29.1	8.7%

Total	$1,512,889	100.0%	$1,353,618	100.0%	11.8%

The 11.8% increase in sales was attributable to volume increases and favorable product mix shifts of 6.2%, while price increases contributed 5.6%. The February 2006 acquisition of Derst Baking Company accounted for 3.3% of the total sales increase. The increase in branded retail sales was due to the Derst acquisition as well as price and volume increases. Flowers Bakeries’ branded white bread labels, including Whitewheat and its Nature’s Own products were the key components of these sales increases. The increase in store branded retail sales was primarily due to favorable pricing and increased volume. The increase in foodservice and other sales was primarily due to price increases and increased volume.

Flowers Specialty Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$95,500	25.4%	$89,896	24.8%	6.2%
Store Branded Retail	45,171	12.0	45,440	12.5	(0.6)%
Foodservice and Other	235,094	62.6	226,915	62.7	3.6%

Total	$375,765	100.0%	$362,251	100.0%	3.7%

The 3.7% increase in sales was attributable to price increases of 8.2%, partially offset by volume declines, net of favorable product mix shifts, of 4.5%. The acquisition of Royal Cake Company accounted for 1.3% of the total sales increase. The increase in branded retail sales was primarily the result of favorable pricing and positive mix shifts, partially offset by volume declines. The decrease in store branded retail sales was due to decreased volume, partially offset by increased pricing. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing and product mix shifts, partially offset by volume declines. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, as expected. The company does not expect further declines in contract snack cake sales during fiscal 2007. During the first quarter of fiscal 2005, Flowers Specialty began producing a new product for a foodservice customer. Sales of this product decreased approximately $1.7 million year over year due to strong sales promotion by the foodservice customer during the initial product introduction in 2005. However, sales of this product escalated during the fourth quarter of fiscal 2006 increasing $1.1 million as compared to the fourth quarter of fiscal 2005. The company can not guarantee that sales of this product during fiscal 2007 will continue at levels achieved during the fourth quarter of fiscal 2006.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  Gross margin for the fiscal year ended December 30, 2006 was $939.0 million, or 9.9% higher than gross margin reported for the prior fiscal year of $854.3 million. As a percent of sales, gross margin was 49.7%, as compared to 49.8% in the prior year. Price increases and hurricane-related costs incurred during fiscal 2005 not incurred during fiscal 2006 were offset by higher energy and ingredient costs and costs related to the start-up of two new production lines. The increase in ingredient costs were due primarily to increases in flour costs. Increases in both oven fuel and utilities costs resulted in the increased energy costs.

Flowers Bakeries’ gross margin decreased to 54.7% of sales for the fiscal year ended December 30, 2006, compared to 55.2% of sales for the prior year. This decrease as a percent of sales was due to start-up costs associated with two new production lines and increased ingredient and energy costs. These negative items were partially offset by the implementation of price increases and costs incurred during fiscal 2005 related to the hurricane not incurred during fiscal 2006.

Flowers Specialty’s gross margin increased slightly to 29.6% of sales for fiscal 2006, compared to 29.5% of sales for fiscal 2005. This increase was primarily the result of less outsourcing of production, partially offset by higher ingredient and utilities costs, as well as, start-up costs associated with the introduction of a new product for a foodservice customer and the decline in contract snack cake production.

Selling, Marketing and Administrative Expenses.  For fiscal 2006, selling, marketing and administrative expenses were $759.4 million, or 40.2% of sales as compared to $695.7 million, or 40.5% of sales reported for fiscal 2005. This decrease as a percent of sales was due to increased sales and lower advertising and pension costs. These positive items were partially offset by income of $1.4 million received during fiscal 2005 as a result of a settlement of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities and higher stock-based compensation costs. Stock-based compensation costs increased $4.4 million, or $0.04 per share, year over year, primarily as a result of the adoption of SFAS 123R. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the company’s stock-based compensation.

Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $652.8 million, or 43.2% of sales during fiscal 2006, as compared to $593.0 million, or 43.8% of sales during fiscal 2005. The decrease as a percent of sales was primarily due to increased sales and lower distribution, advertising and pension costs. These positive items were partially offset by increased stock-based compensation costs of $1.5 million discussed above and the income during fiscal 2005 relating to the settlement of the class action lawsuit discussed above.

Flowers Specialty’s selling, marketing and administrative expenses were $80.1 million, or 21.3% of sales during fiscal 2006, as compared to $73.4 million, or 20.3% of sales during fiscal 2005. This increase as a percent of sales was primarily attributable to higher distribution, labor and freezer storage costs. The higher distribution costs were due primarily to costs associated with the transition to a new centralized distribution center, increased fuel costs and the continued shift of business from contract to mass merchandisers and convenience stores. Contract customers normally pick up the product sold, whereas the company delivers product to mass merchandisers and convenience store customers.

Depreciation and Amortization.  Depreciation and amortization expense was $64.3 million for fiscal 2006, an increase of 8.3% from fiscal 2005, which was $59.3 million.

Flowers Bakeries’ depreciation and amortization expense increased to $51.3 million for fiscal 2006 from $47.8 million in fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2006 and the amortization of a trademark and customer relationships associated with the acquisition in February 2006 of Derst Baking Company. See Note 5 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding these intangibles.

Flowers Specialty’s depreciation and amortization expense increased to $13.1 million for fiscal 2006 as compared to $11.6 million for fiscal 2005. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2006.

Gain on Insurance Recovery.  As discussed above, during fiscal 2006, the company received insurance proceeds of $4.5 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $2.4 million in excess of net book value of property damaged during the hurricane. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $1.1 million were received during the first quarter of fiscal 2006 under the company’s insurance policy.

The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million. This equipment was replaced during the first quarter and is fully operational.

Net Interest Income.  For fiscal 2006, net interest income was $4.9 million, a decrease of $1.4 million from fiscal 2005, which was $6.3 million. The decrease was primarily related to an increase in interest expense of $1.3 million as a result of a higher average amount of debt outstanding under the company’s credit facility.

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle.  Income from continuing operations before income taxes, minority interest and a change in accounting principle for fiscal 2006 was $123.4 million, an increase of $17.8 million from the $105.6 million reported for fiscal 2005.

The improvement was primarily the result of improvements in the operating results of Flowers Bakeries of $19.3 million and a decrease in unallocated corporate expenses of $3.1 million, partially offset by a decrease in the operating results of Flowers Specialty of $3.2 million and a decrease in net interest income of $1.4 million. The increase at Flowers Bakeries was primarily attributable to higher sales, lower advertising and distribution costs and the gain on the insurance recovery related to Hurricane Katrina discussed above, as well as, losses incurred during fiscal 2005 as a result of the hurricane that were not incurred in fiscal 2006. Partially offsetting these positive items were higher stock-based compensation costs, start-up costs associated with two new production lines and the income in fiscal 2005 from proceeds received from the settlement of the class action lawsuit discussed herein. The decrease at Flowers Specialty was primarily a result of higher labor, ingredient, in-bound freight and freezer storage costs, as well as costs associated with the transition to a new centralized distribution center and the shift of business from contract to mass merchandisers and convenience stores as discussed above. Start-up costs associated with the introduction of a new product for a foodservice customer also contributed to the decrease. These negative items were partially offset by decreased packaging costs, less outsourcing of production and the gain on the insurance recovery discussed above. The decrease in unallocated corporate expenses was primarily due to lower pension costs, partially offset by higher stock-based compensation expense. See Net Interest Income above for a discussion of the decrease in this area.

Income Taxes.  The effective tax rate for fiscal 2006 was 36.7% compared to 37.7% for fiscal 2005. This decrease is primarily due to an increase in the Section 199 qualifying production activities deduction and a deferred tax benefit of approximately $0.3 million related to a change in Texas state tax law, which was signed into effect in May 2006. The effective rate for fiscal 2005 was also impacted by an accrual of state income tax of $0.6 million, net of the federal benefit of $0.3 million, based on the outcome of a state tax audit that was settled in the first quarter of fiscal 2005. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

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

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s, which was sold in 2003. This adjustment is also recorded in discontinued operations in the consolidated statement of income.

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

Fifty-Two Weeks Ended December 31, 2005 Compared to Fifty-Two Weeks Ended January 1, 2005

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 31, 2005		January 1, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$880,322	51.3%	$799,342	51.5%	10.1%
Store Branded Retail	214,783	12.5	196,146	12.6	9.5%
Foodservice and Other	620,764	36.2	555,820	35.9	11.7%

Total	$1,715,869	100.0%	$1,551,308	100.0%	10.6%

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

Flowers Bakeries Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 31, 2005		January 1, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$790,426	58.4%	$722,511	59.3%	9.4%
Store Branded Retail	169,343	12.5	149,011	12.2	13.6%
Foodservice and Other	393,849	29.1	347,134	28.5	13.5%

Total	$1,353,618	100.0%	$1,218,656	100.0%	11.1%

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

Flowers Specialty Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 31, 2005		January 1, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$89,896	24.8%	$76,831	23.1%	17.0%
Store Branded Retail	45,440	12.5	47,135	14.2	(3.6)%
Foodservice and Other	226,915	62.7	208,686	62.7	8.7%

Total	$362,251	100.0%	$332,652	100.0%	8.9%

The 8.9% increase in sales was attributable to favorable product mix shifts, net of volume declines, of 2.5%, while price increases contributed 6.4%. 2.0% of the 2.5% mix and volume increase is related to the acquisition of Royal Cake Company. The increase in branded retail sales was the result of favorable pricing, positive mix shifts and increased volume. The decrease in store branded retail sales was due to decreased volume, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing, partially offset by decreased volume. The decrease in volume was due to Flowers Specialty experiencing a decline in contract snack cake sales, which more than offset volume gained in frozen bread and rolls within the foodservice channel. The company is replacing its lower margin contract snack cake production with sales of higher margin branded products. Flowers Specialty recorded sales of approximately $15.0 million in fiscal 2005 relating to the introduction of a new product in the first quarter of fiscal 2005 by a foodservice customer.

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

Discontinued Operations.  On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale in April 2003 of the company’s Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. This settlement included a payment of $2.0 million. This payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefits, are included in discontinued operations for fiscal 2005. The other charges include an adjustment of $0.2 million, net of tax benefit, relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Item 3. Legal Proceedings of this Form 10-K.

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

Flowers Foods’ cash and cash equivalents increased to $13.9 million at December 30, 2006 from $11.0 million at December 31, 2005. The increase of $2.9 million resulted from the net of $151.3 million provided by operating activities, $71.7 million disbursed for investing activities and $76.7 million disbursed for financing activities. Included in cash and cash equivalents at December 30, 2006 is $5.4 million related to the company’s VIE, none of which is available for use by the company.

Cash Flows Provided by Operating Activities.  Net cash of $151.3 million provided by operating activities consisted primarily of $81.0 million in net income adjusted for certain non-cash items of $61.0 million. Cash received for working capital and other activities was $9.3 million.

During the first quarter of fiscal 2007, the company estimates payments totaling $20.4 million relating to its bonus program. On July 16, 2007, the company’s outstanding employee stock appreciation rights granted in 2003 will vest. At that time, cash will be paid to grantees on the rights outstanding in the amount of the difference between the grant price of $14.01 and the company’s stock price on the vesting date plus dividends accrued during the vesting period. Currently there are 465,450 rights outstanding under this grant. The company believes it will have sufficient internally generated cash or amounts available under its credit facility to meet these cash needs.

During fiscal 2006, the company made a voluntary cash contribution of $14.0 million to its defined benefit plan. This contribution was funded from the company’s internally generated funds and was tax deductible. Although this contribution was not required to be made by the minimum funding requirements of ERISA, the company believes that, due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the impact of future contributions. The value of the company’s plan assets remained below the ABO at its most recent plan measurement date. In fiscal 2007, there are no required pension contributions under the minimum funding requirements of ERISA. The company continues to review various contribution scenarios and it has not made a determination whether it will make any pension contributions during fiscal 2007. In assessing these different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Disbursed for Investing Activities.  Net cash disbursed for investing activities for fiscal 2006 of $71.7 million included capital expenditures of $61.8 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $43.9 million and $12.9 million, respectively. The company estimates capital expenditures of approximately $63.0 million to $64.0 million during fiscal 2007. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Disbursed for Financing Activities.  Net cash of $76.7 million disbursed for financing activities consisted primarily of stock repurchases and dividends paid of $63.6 million and $29.0 million, respectively. These items were offset by borrowings of $347.4 million under the company’s credit facility and proceeds of $6.4 million from the exercise of stock options. During fiscal 2006, $345.6 million of the borrowings under the company’s credit facility were repaid. In accordance with SFAS 123R, cash income tax windfall benefits of $8.6 million related to stock award activity during fiscal 2006 are classified as cash inflows from financing activities. Because the company applied the modified prospective transition method in adopting SFAS 123R, prior period cash flow statements are not restated. Therefore, cash income tax windfall benefits of $11.2 million and $2.0 million related to stock award activity during fiscal 2005 and fiscal 2004 are classified as cash inflows from operating activities.

Credit Facility.  On June 6, 2006, the company further amended and restated its credit facility (the “new credit facility”), which was previously amended and restated on October 29, 2004 (“the former credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility that expires June 6, 2011 and provides for lower rates on future borrowings than the company’s former credit facility. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 30, 2006, the company was in compliance with all restrictive financial covenants under its credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the new credit facility were $51.8 million at December 30, 2006. Subsequent to the end of fiscal 2006, the company repaid $23.8 million of these borrowings. As excess funds become available, the company may, from time to time during fiscal 2007 repay a portion or all of these borrowings.

The company paid financing costs of $0.4 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.5 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

Credit Rating.  Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility, but could affect future credit availability.

Stock Repurchase Plan.  On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of

Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 30, 2006, 11.8 million shares at a cost of $247.1 million have been purchased under this plan. Included in these amounts are 2.3 million shares at a cost of $63.6 million purchased during fiscal 2006.

Income Taxes.  The company experienced minimal federal cash tax payments from 1999 to 2004 due primarily to net operating loss carryovers. Beginning in fiscal 2005, the company began making estimated federal tax payments because the federal net operating loss carryovers had been fully utilized. The federal payments totaled $39.0 million and $20.5 million during fiscal 2006 and fiscal 2005, respectively, and were funded with cash flows from operations. During fiscal 2006, the company received a $10.5 million federal income tax refund.

Distributor Arrangements.  The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.7 million as of December 30, 2006 and December 31, 2005, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held an aggregate of $84.3 million and $79.3 million as of December 30, 2006 and December 31, 2005, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $22.9 million and $16.4 million as of December 30, 2006 and December 31, 2005, respectively, of territories held for sale.

A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, through their respective terms, approximately $0.4 million in leases at December 30, 2006 that certain independent distributors have entered into with third party financial institutions. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company subleases the truck from the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 30, 2006 and December 31, 2005, the company operated 390 and 366 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at December 30, 2006 and December 31, 2005, the maximum obligation associated with these truck leases was approximately $12.2 million and $10.1 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.  At December 30, 2006 and December 31, 2005, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments.  The following table summarizes the company’s contractual obligations and commitments at December 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
					2011 and
	2007	2008	2009	2010	Thereafter

Contractual Obligations:
Long-term debt(1)	$1,811	$1,718	$619	$620	$53,656
Capital leases	5,595	5,096	5,070	5,328	7,019
Interest on capital leases	1,699	1,310	992	628	614
Non-cancelable operating lease obligations(2)	32,392	29,287	27,289	23,482	79,296
Purchase obligations(3)	68,925	—	—	—	—

Total contractual cash obligations	$110,422	$37,411	$33,970	$30,058	$140,585

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
					2011 and
	2007	2008	2009	2010	Thereafter

Commitments:
Standby letters of credit(4)	$4,249	$—	$—	$—	$—
Truck lease guarantees	255	—	—	115	—

Total commitments	$4,504	$—	$—	$115	$—

(1)	Interest rates are variable, therefore, expected interest payments are not included in the above information.

(2)	Does not include lease payments expected to be incurred in fiscal year 2007 related to distributor vehicles and other short-term or cancelable operating leases.

(3)	Represents the company’s various ingredient and packaging purchasing agreements, which meet the normal purchases exception under SFAS 133.

(4)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the Company as of December 30, 2006.

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

On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain non-product liability claims were asserted by Schwan. These claims were not covered by the insurance policy and were the company’s responsibility. On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale. The terms of the settlement consisted of a payment by the company to Schwan of $2.0 million, which is recorded in discontinued operations for the 52 weeks ended December 31, 2005. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through December 30, 2006.

New Accounting Pronouncements

Inventory Costs.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 was effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. This pronouncement did not have a material effect on the company’s results of operations or financial condition.

Stock Based Compensation.  In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires the value of stock options and similar awards be expensed. The company adopted SFAS 123R on January 1, 2006, and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for information relating to the company’s stock-based compensation.

Accounting Changes and Error Corrections.  In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154. This statement was effective for accounting changes and error corrections for the company’s fiscal year 2006 which began on January 1, 2006.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the company’s fiscal 2007 beginning December 31, 2006. The impact of the cumulative effect adjustment will be recorded in retained earnings as of December 31, 2006. The company continues to assess the impact of FIN 48 on its financial statements; however, the company believes the adoption of FIN 48 will have an immaterial effect.

Financial Statement Misstatements.  In September 2006 the SEC released Staff Accounting Bulletin No. 108, Financial Statement Misstatements (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which was the company’s fiscal 2006. SAB 108 did not have an effect on the company’s financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal year 2008), and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006. See Note 18 of Notes to Consolidated Financial Statements of this Form 10-K for information relating to the company’s pension and other postretirement plans. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). The company currently uses a September 30 measurement date for its postretirement benefit plans. The company intends to eliminate the early measurement date in 2007 and this is expected to have an immaterial effect on its financial statements.

Information Regarding Non-GAAP Financial Measures

The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP financial measure, to measure the performance of the company and its operating divisions. EBITDA is used as the primary performance measure in the company’s Annual Executive Bonus Plan. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and minority interest. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because they assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely-accepted financial indicator of a company’s ability to incur and service indebtedness.

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

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At December 30, 2006, the fair market value of the company’s commodity derivative portfolio was $2.5 million. Of this fair value, $1.4 million is based on quoted market prices and $1.1 million is based on models and other valuation methods. $2.6 million, $(0.1) million and an immaterial amount of this fair value relates to instruments that will be utilized in fiscal 2007, fiscal 2008 and fiscal 2009, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of December 30, 2006, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $5.2 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

The cash effects of the company’s commodity derivatives are included in the Consolidated Statement of Cash Flows as cash flow from operating activities.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 27, 2007 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 7, 2006 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 5 of this Form 10-K for information regarding Securities Authorized for Issuance under Equity Compensation Plans. The remaining information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy.

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

1. Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended December 30, 2006, December 31, 2005 and January 1, 2005.

Consolidated Balance Sheets at December 30, 2006 and December 31, 2005.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 30, 2006, December 31, 2005 and January 1, 2005.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 30, 2006, December 31, 2005 and January 1, 2005.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule of the Registrant

Schedule II — Valuation and Qualifying Accounts — for the fifty-two weeks ended December 30, 2006, December 31, 2005 and January 1, 2005.

3.  Exhibits.  The following documents are filed as exhibits hereto:

Exhibit
No.		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).
2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

Exhibit
No.		Name of Exhibit

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).
10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).
10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).
10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).
10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

Exhibit
No.			Name of Exhibit

10.18		—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).
*10	.19	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005.
*10	.20	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005.
*10	.21	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005.
*21		—	Subsidiaries of Flowers Foods, Inc.
*23		—	Consent of PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Fiscal Year Ended December 30, 2006.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2007.

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

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board, President and Chief Executive Officer	February 28, 2007

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	February 28, 2007

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 28, 2007

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 28, 2007

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 28, 2007

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 28, 2007

/s/ JOSEPH L. LANIER, Jr. Joseph L. Lanier, Jr.	Director	February 28, 2007

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	February 28, 2007

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 28, 2007

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 28, 2007

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 28, 2007

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 28, 2007

FLOWERS FOODS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Flowers Foods, Inc.:

We have completed integrated audits of Flowers Foods, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at December 30, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 18 to the consolidated financial statements, the company changed the manner in which it accounts for its defined benefit and postretirement plans effective December 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2007

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands, except per share data)

Sales	$1,888,654	$1,715,869	$1,551,308
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	949,612	861,583	779,437
Selling, marketing and administrative expenses	759,387	695,656	632,895
Depreciation and amortization	64,250	59,344	56,702
Gain on insurance recovery	(3,088)	—	—

Income from operations	118,493	99,286	82,274
Interest expense	4,923	3,576	660
Interest income	(9,869)	(9,913)	(9,486)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	123,439	105,623	91,100
Income tax expense	45,304	39,861	35,071

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	78,135	65,762	56,029
Minority interest in variable interest entity	(3,255)	(2,904)	(1,769)

Income from continuing operations before cumulative effect of a change in accounting principle	74,880	62,858	54,260
Income (loss) from discontinued operations, net of income tax benefits of $4,731, $998 and $2,183, respectively	6,731	(1,627)	(3,486)
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	(568)	—	—

Net income	$81,043	$61,231	$50,774

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.23	$1.02	$0.82
Income (loss) from discontinued operations, net of income tax	0.11	(0.03)	(0.05)
Cumulative effect of a change in accounting principle, net of income tax benefit	(0.01)	—	—

Net income per share	$1.33	$0.99	$0.77

Weighted average shares outstanding	60,822	61,791	65,750

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principles	$1.21	$0.99	$0.80
Income (loss) from discontinued operations, net of income tax	0.11	(0.03)	(0.05)
Cumulative effect of a change in accounting principle, net of income tax benefit	(0.01)	—	—

Net income per share	$1.31	$0.96	$0.75

Weighted average shares outstanding	61,733	63,579	67,455

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 31, 2005
	(Amounts in thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$13,914	$11,001

Accounts and notes receivable, net	131,879	120,751

Inventories, net:
Raw materials	12,573	11,042
Packaging materials	10,539	10,055
Finished goods	20,613	21,704

	43,725	42,801

Spare parts and supplies	25,724	23,241

Deferred income taxes	11,679	7,561

Other	15,195	32,215

	242,116	237,570

Property, Plant and Equipment:
Land	38,849	36,615
Buildings	252,729	222,131
Machinery and equipment	583,685	550,303
Furniture, fixtures and transportation equipment	85,689	82,777
Construction in progress	16,160	29,480

	977,112	921,306
Less: accumulated depreciation	(512,670)	(469,385)

	464,442	451,921

Notes Receivable	74,428	70,357

Assets Held for Sale — Distributor Routes	22,908	16,382

Other Assets	3,038	2,667

Goodwill	75,537	58,567

Other Intangible Assets, net	24,121	13,605

	$906,590	$851,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$7,406	$4,652
Accounts payable	90,945	83,801
Other accrued liabilities	86,891	85,822

	185,242	174,275

Long-Term Debt and Capital Leases	79,126	74,403

Other Liabilities:
Post-retirement/post-employment obligations	146	9,728
Deferred income taxes	47,394	42,569
Other	25,949	33,160

	73,489	85,457

Minority Interest in Variable Interest Entity	5,870	4,563

Commitments and Contingencies (Note 21)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common Stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 67,775,496 shares issued, respectively	678	678
Treasury stock — 7,324,865 shares and 7,457,637 shares, respectively	(162,368)	(148,747)
Capital in excess of par value	482,157	474,708
Retained earnings	250,616	198,567
Unearned compensation	—	(898)
Accumulated other comprehensive loss	(8,220)	(11,937)

	562,863	512,371

	$906,590	$851,069

See accompanying Notes to Consolidated Financial Statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
		Common Stock		Capital		Other
	Comprehensive	Number of		in Excess		Comprehensive	Treasury Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Unearned
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)

Balances at January 3, 2004		45,185,121	$452	$486,739	$130,981	$(18,378)	(876,104)	$(22,143)	$—	$577,651
Net income	$50,774				50,774					50,774
Derivative instruments	(9,414)					(9,414)				(9,414)
Reduction in minimum pension liability	5,082					5,082				5,082

Comprehensive income	$46,442

Stock repurchases							(1,381,113)	(35,296)		(35,296)
Exercise of stock options (includes income tax benefits of $2,000)				(2,285)			153,629	3,467		1,182
Issuance of Restricted Stock Awards				22			63,520	1,606	(1,628)	—
Amortization of Restricted Stock Awards									525	525
Dividends paid — $0.316 per common share					(20,767)					(20,767)

Balances at January 1, 2005		45,185,121	$452	$484,476	$160,988	$(22,710)	(2,040,068)	$(52,366)	$(1,103)	$569,737
Net Income	$61,231				61,231					61,231
Derivative instruments	7,729					7,729				7,729
Reduction in minimum pension liability	3,044					3,044				3,044

Comprehensive income	$72,004

Adjustment for 3-for-2 stock split (See Note 14)		22,590,375	226	(226)			(2,388,703)			—
Stock repurchases							(4,181,815)	(124,388)		(124,388)
Exercise of stock options (includes income tax benefits of $11,162)				(9,715)			1,127,891	27,320		17,605
Issuance and vesting of Restricted Stock Awards (includes income tax benefits of $48)				161			20,496	566	(679)	48
Contingent share issuance				12			4,562	121		133
Amortization of Restricted Stock Awards									884	884
Dividends paid — $0.383 per common share					(23,652)					(23,652)

Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (See Note 15)				(898)					898	0
Cumulative effect of change in accounting principle (See Note 18)						(9,630)				(9,630)
Net income	$81,043				81,043					81,043
Derivative instruments	(878)					(878)				(878)
Reduction in unrecognized loss and prior service cost	14,225					14,225				14,225

Comprehensive income	$94,390

Stock repurchases							(2,326,300)	(63,617)		(63,617)
Exercise of stock options (includes income tax benefits of $8,529)				(5,572)			998,330	20,459		14,887
Issuance and vesting of restricted stock awards (includes income tax benefits of $86)				(3,160)			161,340	3,251		91
Reversion of restricted stock award				13			(600)	(13)		—
Restricted stock award compensation				3,015						3,015
Stock option compensation				3,950						3,950
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.475 per common share					(28,994)					(28,994)

Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$0	$562,863

See accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Cash flows provided by (disbursed for) operating activities:
Net income	$81,043	$61,231	$50,774
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expenses related to discontinued operations	(5,509)	625	5,099
Cumulative effect of a change in accounting principle	930	—	—
Depreciation and amortization	64,250	59,344	56,702
Stock based compensation	8,595	4,232	8,746
Income tax benefit related to stock awards	—	11,210	2,000
Deferred income taxes	(11,644)	12,408	34,232
Write-off of certain distributor notes	—	816	—
Provision for inventory obsolescence	910	696	498
Allowances for accounts receivable	717	1,211	854
Reserve for hedging counterparty receivable (See Note 8)	229	917	—
Minority interest in variable interest entity	3,255	2,904	1,769
Other	(731)	3,714	(1,278)
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(7,314)	(1,708)	(18,328)
Inventories, net	(844)	(5,371)	(6,130)
Other assets	20,580	(17,658)	(23,034)
Pension obligations	(14,000)	(25,000)	(17,000)
Accounts payable and other accrued liabilities	10,809	4,408	32,847
Facility closing costs and severance	—	—	(4,683)

Net cash provided by operating activities	151,276	113,979	123,068

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(61,792)	(58,846)	(46,029)
(Increase) decrease of notes receivable, net	(4,955)	2,011	(798)
Acquisition of businesses, net of cash acquired	(887)	(9,867)	(8,599)
Consolidation of variable interest entity	—	—	1,527
Other	(4,082)	(3,751)	93

Net cash disbursed for investing activities	(71,716)	(70,453)	(53,806)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(28,994)	(23,652)	(20,767)
Exercise of stock options	6,363	6,443	1,182
Income tax benefit related to stock awards	8,615	—	—
Payment of financing fees	(391)	—	(378)
Stock repurchases	(63,617)	(124,388)	(35,296)
Change in book overdraft.	(3,212)	10,224	(5,457)
Proceeds from credit facility borrowings	347,400	170,000	—
Other debt and capital lease obligation payments	(342,811)	(118,610)	(3,504)

Net cash disbursed for financing activities	(76,647)	(79,983)	(64,220)

Net increase (decrease) in cash and cash equivalents	2,913	(36,457)	5,042
Cash and cash equivalents at beginning of period	11,001	47,458	42,416

Cash and cash equivalents at end of period	$13,914	$11,001	$47,458

Schedule of non cash investing and financing activities:
Stock issued for acquisition	$36,400	$—	$—
Stock compensation transactions	$—	$4,971	$3,367
Capital lease obligations	$6,349	$4,446	$12,993
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,559	$3,241	$1,258
Income taxes paid, net of refunds of $10,553, $316 and $287, respectively	$31,385	$24,955	$2,805

See accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Sale of Mrs. Smith’s Bakeries Frozen Dessert Business.  On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation. For further information, see Note 4 below.

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

Fiscal Year End.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2006, fiscal 2005 and fiscal 2004 consisted of 52 weeks.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal 2006, fiscal 2005 and fiscal 2004, the company recorded approximately $477.3 million, $422.9 million and $374.5 million, respectively, in sales through PBS.

The company’s production facility delivers the product to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 30, 2006 and December 31, 2005 was $2.6 million and $2.1 million, respectively.

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

The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2006, fiscal 2005 and fiscal 2004.

The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $0.8 million during fiscal 2006, net losses of $0.7 million during fiscal 2005 and net gains of $0.4 million during fiscal 2004 related to the sale of territories as a component of selling, marketing and administrative expenses. Included in the net losses of $0.7 million during fiscal 2005 were losses of $1.2 million related to the write-off of distributors’ notes receivable and the settlement of routes as a result of the effects of Hurricane Katrina.

Cash and Cash Equivalents.  The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.  Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $0.2 million and $0.2 million were recorded at December 30, 2006 and December 31, 2005, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than 7 weeks are considered delinquent.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk.  The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal 2006, fiscal 2005 and fiscal 2004 accounted for 42.0%, 40.6% and 40.5% of sales, respectively. Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for fiscal 2006, fiscal 2005, and fiscal 2004.

	Percent of Sales
	Flowers Bakeries	Flowers Specialty	Total

Fiscal 2006	16.3%	2.6%	18.9%
Fiscal 2005	14.6%	2.7%	17.3%
Fiscal 2004	13.4%	2.1%	15.5%

Inventories.  Inventories at December 30, 2006 and December 31, 2005 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Property, Plant and Equipment and Depreciation.  Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $10.6 million and $7.5 million at December 30, 2006 and December 31, 2005, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $62.7 million, $58.9 million and $56.4 million, respectively. The company did not have any capitalized interest during fiscal 2006, fiscal 2005 or fiscal 2004.

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s operations.

Goodwill and Other Intangible Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2006, fiscal 2005 or fiscal 2004. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments.  The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas and propane as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 8 for further details.

Treasury Stock.  The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

Advertising and Consumer Promotion.  Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $17.9 million, $19.4 million and $21.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Stock-Based Compensation.  In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that the value of stock options and similar awards be expensed. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. See Note 15 for information relating to the company’s stock-based compensation. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company applied intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Compensation cost for stock options, if any, was measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company applied the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows:

	For the 52 Weeks Ended
	December 31, 2005	January 1, 2005
	(Amounts in thousands,
	except per share amounts)

Net income, as reported	$61,231	$50,774
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(1,921)	(4,815)

Pro forma net income	$59,310	$45,959

Basic net income per share as reported	$0.99	$0.77
Pro forma	$0.96	$0.70
Diluted net income per share as reported	$0.96	$0.75
Pro forma	$0.93	$0.68

Software Development Costs.  The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $8.4 million and $12.3 million at December 30, 2006 and December 31, 2005, respectively. Amortization expense of capitalized software development costs was $4.2 million, $3.3 million and $3.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Income Taxes.  The company accounts for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Net Income Per Common Share.  Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method.

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

Inventory Costs.  In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 was effective for fiscal years beginning after June 15, 2005, the company’s fiscal 2006, which began January 1, 2006. This pronouncement did not have a material effect on the company’s results of operations or financial condition.

Stock Based Compensation.  In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires the value of stock options and similar awards be expensed. The company adopted SFAS 123R on January 1, 2006, and applied the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date but does not require restatement of prior periods. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for information relating to the company’s stock-based compensation.

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

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the company’s fiscal 2007 beginning December 31, 2006. The impact of the cumulative effect adjustment will be recorded in retained earnings as of December 31, 2006. The company continues to assess the impact of FIN 48 on its financial statements; however, the company believes the adoption of FIN 48 will have an immaterial effect.

Financial Statement Misstatements.  In September 2006 the SEC released Staff Accounting Bulletin No. 108, Financial Statement Misstatements (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which was the company’s fiscal 2006. SAB 108 did not have an effect on the company’s financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal year 2008), and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006. See Note 18 of Notes to Consolidated Financial Statements of this Form 10-K for information relating to the company’s pension and other postretirement plans. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). The company currently uses a September 30 measurement date for its postretirement benefit plans. The company intends to eliminate the early measurement date in 2007 and this is expected to have an immaterial effect on its financial statements.

Note 4.	Discontinued Operations

On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries frozen dessert business to Schwan. For accounting purposes, the frozen dessert business sold to Schwan is presented as discontinued operations for all periods presented. Accordingly, certain transactions are included in Income (loss) from discontinued operations, net of income tax in the consolidated statements of income. An analysis of this line item is as follows:

	For the 52 Weeks Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(Amounts in thousands)

Claim settlement	$—	$(2,000)	$—
Provision for retained liabilities	—	(625)	(5,099)
Insurance recovery	2,000	—	—
Other	—	—	(570)

Pre-tax discontinued operation	2,000	(2,625)	(5,669)
Income tax benefit	4,731	998	2,183

Income (loss) from discontinued operations, net of income tax	$6,731	$(1,627)	$(3,486)

During fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mrs. Smith’s. The balance of this reserve as of December 30, 2006 and December 31, 2005 was $0.1 million and $0.3 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement and such recovery is recorded in discontinued operations for the 52 weeks ended December 30, 2006.

During the third quarter of fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for a majority of these costs; therefore, the reserve was reversed through discontinued operations in the 52 weeks ended December 30, 2006.

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s. This adjustment is also recorded in discontinued operations in the consolidated statement of income for the 52 weeks ended December 30, 2006.

There were no revenues or results of operations recorded for the discontinued operation for the 52 weeks ending December 30, 2006, December 31, 2005 and January 1, 2005.

Note 5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during fiscal 2006 is as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total

Balance as of December 31, 2005	$54,891	$3,676	$58,567
Acquisition(1)	16,970	—	16,970

Balance as of December 30, 2006	$71,861	$3,676	$75,537

(1)	The company acquired Derst Baking Company in Savannah, Georgia on February 18, 2006. See Note 9 for further information regarding this acquisition. Derst was a stock acquisition, therefore, the goodwill is not deductible for tax purposes.

The following table sets forth information for other intangible assets:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Intangible assets not subject to amortization:
Distribution routes	$—	$903
Intangible assets subject to amortization:
Trademarks	12,038	5,907
Customer relationships	11,241	5,721
Non-compete agreements	842	1,074

Total intangible assets, net	$24,121	$13,605

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the acquisition of Derst Baking Company in February 2006, the company acquired a trademark, which is valued at $7.0 million and is being amortized straight-line over 40 years, and customer relationships valued at $6.6 million, which are being amortized over 15 years using an accelerated amortization method.

In connection with the acquisition of Derst Baking Company, distribution routes valued at $0.9 million, previously classified as intangible assets were transferred to assets held for sale, as the company expects to sell these routes to independent distributors in early 2007.

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

The company has a non-compete agreement related to an acquisition that is amortized over the five-year term of the agreement. Amortization expense related to customer relationships, the non-compete agreement and trademarks for fiscal 2006, fiscal 2005 and fiscal 2004 was $2.1 million, $1.1 million and $0.9 million, respectively. Estimated amortization expense for fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011 is $2.0 million, $1.5 million, $1.5 million, $1.4 million and $1.4 million, respectively.

In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million. The company is recognizing income related to this agreement as a reduction of amortization expense over the life of the agreement. The company reduced amortization expense by $0.6 million, $0.6 million and $0.6 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, resulting from this agreement. Amortization expense will be reduced in fiscal 2007 and fiscal 2008 by $0.6 million and $0.2 million, respectively, resulting from this agreement.

For intangible assets subject to amortization, the cost and accumulated amortization was $28.5 million and $4.5 million, respectively at December 30, 2006. As of December 31, 2005, the cost and accumulated amortization was $14.9 million and $2.3 million, respectively.

Note 6.	Notes Receivable

Between September 1996 and March 2001, the independent distributor notes, entered into in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. In March 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. The purchase price of the distributor note balance represented the notional and fair value of the notes at the purchase date. Accordingly, beginning at that time, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2006, fiscal 2005 and fiscal 2004, $9.7 million, $9.5 million and $9.5 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At December 30, 2006 and December 31, 2005, the outstanding balance of the distributor notes was $84.3 million and $79.3 million, respectively, of which the current portion of $9.8 million and $9.0 million, respectively, is recorded in accounts and notes receivable, net. At December 30, 2006 and December 31, 2005, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 30, 2006 and December 31, 2005, territories recorded as assets held for sale were $22.9 million and $16.4 million, respectively. The company held and operated 560 and 460 such independent distributor territories for sale at December 30, 2006 and December 31, 2005, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment in accordance with the provisions of SFAS 142.

Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.7 million as of December 30, 2006 and December 31, 2005, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 8.	Derivative Financial Instruments

The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, used as fuel for firing ovens, is an important production input. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates.

As of December 30, 2006, the company’s hedge portfolio contained commodity derivatives with a fair value of $2.5 million, which is recorded in other current and long-term assets and/or liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives (as defined in SFAS 133) is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at December 30, 2006 that did not qualify for hedge accounting under SFAS 133. During fiscal 2006, fiscal 2005 and fiscal 2004, there was no income or expense recorded in current earnings due to changes in fair value of these instruments.

As of December 30, 2006, the balance in accumulated other comprehensive income (loss) related to derivative transactions was $1.4 million. Of this total, approximately $1.6 million, $(0.1) million and an immaterial amount

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was related to fair value of instruments expiring in fiscal 2007, fiscal 2008, and fiscal 2009, respectively, and $(0.1) million was related to deferred gains and losses on cash-flow hedge positions.

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

As of December 30, 2006, the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $68.9 million of raw materials. These commitments are expected to be used in production in fiscal 2007.

On October 10, 2005, Refco, Inc., the parent company of Refco Capital Markets, Ltd., at that time a hedging counterparty (collectively “Refco”) filed for bankruptcy protection under chapter 11 of the United States Bankruptcy Code. The exposure to the company as a result of the bankruptcy is approximately $1.8 million, representing the amount due from Refco to the company. The company has no open positions with Refco. Based on preliminary information released by the bankruptcy court and management’s best estimate, approximately $0.9 million of the balance due from Refco was charged to earnings during the fourth quarter of fiscal 2005. An additional $0.2 million was charged to earnings in the fourth quarter of fiscal 2006 as a result of more detailed information that became available at that time. This charge reduced the company’s receivable to $0.7 million. During the first quarter of fiscal 2007, the company received a partial payment of $0.3 million. The company intends to take measures to collect the maximum available through the bankruptcy court, and we do not believe the ultimate resolution of this matter will have a material adverse affect on the results of operations or financial condition of the company.

Note 9.	Acquisitions

On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst, with annual sales of approximately $50.0 million, produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal, with annual sales of approximately $24.0 million, produces cookies, cereal bars and creme-filled cakes.

On September 27, 2004, the company acquired the assets of a closed bread and bun bakery in Houston, Texas for cash from Sara Lee Bakery Group. The transaction included a list of associated private label and foodservice customers. The company temporarily opened the bakery from September 10, 2005 until December 31, 2005 in order to fill its capacity short-fall due to the temporary idling of the company’s New Orleans bakery as a result of Hurricane Katrina. In April 2006, the bakery was opened on a permanent basis producing buns.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Accrued Liabilities

Other accrued liabilities consist of:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Employee compensation	$51,749	$40,188
Pension contribution	—	14,000
Fair value of derivative instruments	2,040	1,374
Insurance	17,346	13,279
Other	15,756	16,981

Total	$86,891	$85,822

Note 11.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at December 30, 2006 and December 31, 2005:

	Interest Rate at
	December 30,	Final	December 30,	December 31,
	2006	Maturity	2006	2005
	(Amounts in thousands)

Unsecured credit facility	6.3%	2011	$51,800	$50,000
Capital lease obligations	6.7%	2014	28,108	24,866
Other notes payable	5.6%	2013	6,624	4,189

			86,532	79,055
Due within one year			7,406	4,652

Due after one year			$79,126	$74,403

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

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $51.8 million in outstanding borrowings under the new credit facility at December 30, 2006.

The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 30, 2006, the company was in compliance with all restrictive financial covenants under the new credit facility.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid financing costs of $0.4 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.5 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

On October 29, 2004, the company amended and restated its then existing credit facility, which was a $150.0 million unsecured credit agreement executed on October 24, 2003. The former credit facility was in effect at December 31, 2005 and was a five-year, $150.0 million unsecured revolving loan facility. The company could request to increase its borrowings under the former credit facility up to an aggregate of $225.0 million upon the satisfaction of certain conditions. Interest on the former credit facility was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.625% to 1.20% for Eurodollar loans. In addition, a facility fee ranging from 0.125% to 0.30% was due quarterly on all commitments under the former credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility.

Included in accounts payable in the consolidated balance sheets are book overdrafts of $16.4 million and $19.6 million as of December 30, 2006 and December 31, 2005, respectively.

Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, through their respective terms, approximately $0.4 million and $0.9 million in leases at December 30, 2006 and December 31, 2005, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $4.3 million, $2.9 million and $3.5 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 30, 2006 and December 31, 2005, was approximately $12.2 million and $10.1 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at December 30, 2006 and December 30, 2005 related to this obligation.

The company also had standby letters of credit (“LOC’s”) outstanding of $4.2 million at both December 30, 2006 and December 31, 2005, which reduce the availability of funds under the new credit facility. The outstanding LOC’s are for the benefit of certain insurance companies. None of the LOC’s are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of debt outstanding, including capital leases, as of December 30, 2006, are as follows (amounts in thousands):

2007	$7,406
2008	6,814
2009	5,689
2010	5,948
2011	55,835
2012 and thereafter	4,840

Total	$86,532

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 20 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to twenty-five years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. The capital leases are primarily used for distribution vehicle financing and provide the company with the option to purchase the vehicles at a fixed residual or fair value at the end of the lease term. Future minimum lease payments under scheduled leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)

2007	$7,294	$32,392
2008	6,406	29,287
2009	6,062	27,289
2010	5,956	23,482
2011	3,612	20,467
2012 and thereafter	4,021	58,829

Total minimum payments	33,351	$191,746

Amount representing interest	5,243

Obligations under capital leases	28,108
Obligations due within one year	5,595

Long-term obligations under capital leases	$22,513

Rent expense for all operating leases amounted to $45.7 million for fiscal 2006, $39.4 million for fiscal 2005 and $30.9 million for fiscal 2004.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims.

No material guarantees or indemnifications have been entered into by the company through December 30, 2006.

Note 12.	Variable Interest Entity

The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and, under FIN 46, the company is the primary beneficiary. In accordance with FIN 46, the company consolidated this entity effective with the first quarter of fiscal 2004. There was no cumulative effect recorded. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

Following is the effect of the VIE during fiscal 2006, fiscal 2005 and fiscal 2004:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	VIE	% of Total	VIE	% of Total	VIE	% of Total
	(Dollars in thousands)

Assets as of respective fiscal year ends	$33,194	3.7%	$28,137	3.3%	$22,579	2.6%
Sales	$12,633	0.7%	$12,402	0.7%	$12,403	0.8%
Income from continuing operations before income taxes, minority interest, and cumulative effect of a change in accounting principle	$3,255	2.6%	$2,904	2.7%	$1,769	1.9%

The assets consist primarily of $23.9 million, $21.1 million and $16.2 million, respectively, of transportation equipment recorded as capital lease obligations.

Note 13.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts and notes receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,000 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at December 30, 2006 and December 31, 2005 were $84.3 million and $79.3 million, respectively, with an interest rate of 12%. The fair value of the company’s long-term debt at December 30, 2006 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of December 30, 2006 and December 31, 2005, was $1.1 million and $0.1 million, respectively.

Note 14.	Stockholders’ Equity

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

Stock Repurchase Plan

On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 30, 2006, 11.8 million shares at a cost of $247.1 million have been purchased under this plan. Included in these amounts are 2.3 million shares at a cost of $63.6 million purchased during fiscal 2006.

Dividends

During fiscal 2006, fiscal 2005 and fiscal 2004, the company paid dividends of $29.0 million, or $0.475 per share, $23.7 million, or $0.383 per share and $20.8 million, or $0.316 per share, respectively.

Stock Split

On June 3, 2005, the Board of Directors declared a 3-for-2 stock split payable on July 1, 2005, which resulted in the issuance of 22.6 million shares.

Note 15.	Stock Based Compensation

Effective January 1, 2006, the company adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. The company adopted SFAS 123R using the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. Therefore, the company’s income statements for the fifty-two weeks ended December 31, 2005 and January 1, 2005 have not been restated to reflect the impact of SFAS 123R. See Note 2 for disclosure of pro forma results for these reporting periods. Under this transition method, compensation expense recognized during the fifty-two weeks ended December 30, 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 9,750,000 shares. Over the life of the EPIP, the company has only issued options and restricted stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Options granted on January 3, 2006 may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options and restricted stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

On January 3, 2006 and during fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 437,300 shares, 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. The optionees are required to pay the market value, determined as of the grant date, which was $28.02 for the fiscal 2006 grant, $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant, to exercise these options. During fiscal 2005, the employee options awarded in fiscal 2001 vested. As of December 30, 2006, there were 241,851 NQSOs outstanding with an exercise price of $6.31, 2,055,000 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007, and 435,400 NQSOs outstanding with an exercise price of $28.02, which will vest in January 2009.

The stock option activity for fiscal 2006, fiscal 2005 and fiscal 2004 pursuant to the EPIP is set forth below:

	For the 52 Weeks Ended
	December 30, 2006		December 31, 2005		January 1, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Amounts in thousands, except price data)

Outstanding at beginning of year	3,306	$11.14	5,035	$9.59	5,441	$9.35
Granted	437	$28.02	—	—	—	—
Exercised	(998)	$6.37	(1,729)	$6.60	(406)	$6.31
Forfeitures	(13)	$16.12	—	—	—	—

Outstanding at end of year	2,732	$15.56	3,306	$11.14	5,035	$9.59

Exercisable at end of year	600		1,599		1,313

Weighted average fair value of options granted during the year	$28.02		$—		$—

As of December 30, 2006, all options outstanding under the EPIP had an average exercise price of $15.56 and a weighted average remaining contractual life of 6.2 years.

During fiscal 2006, fiscal 2005 and fiscal 2004, the company recorded stock-based compensation expense of $3.9 million, $0 million and $0 million, respectively, relating to stock options using the Black-Scholes option-pricing model applying the following assumptions:

	2006 Grant	2003 Grant

Weighted average fair value per share ($)	9.30	6.15
Dividend yield (%)	1.60	1.61
Expected volatility (%)	36.00	36.89
Risk-free interest rate (%)	4.25	4.35
Expected option life (years)	5.00	10.00

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

As of December 30, 2006, there was $4.1 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.

Cash received from option exercises during fiscal 2006, fiscal 2005 and fiscal 2004 was $6.4 million, $6.4 million and $1.2 million, respectively. The cash tax windfall benefit realized for the tax deductions from option exercises was $8.5 million, $11.2 million and $2.0 million, respectively, during fiscal 2006, fiscal 2005 and fiscal 2004. The total intrinsic value of stock options exercised was $21.9 million, $28.6 million and $5.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Restricted Stock

On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.3 million, $0.4 million and $0.3 million in compensation expense during fiscal 2006, fiscal 2005 and fiscal 2004, respectively, related to this restricted stock.

During the second quarter of fiscal 2006, the second quarter of fiscal 2005, the first quarter of fiscal 2005 and the second quarter of fiscal 2004, non-employee directors were granted an aggregate of 25,640 shares, 29,340 shares, 1,404 shares and 20,280 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million, $0.6 million, $0.1 million and $0.3 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The shares granted during fiscal 2005 vested in fiscal 2006 and the shares granted in fiscal 2004, vested in fiscal 2005. The company recorded $0.7 million, $0.6 million and $0.2 million in compensation expense during fiscal 2006, fiscal 2005 and fiscal 2004, respectively, related to this restricted stock.

On January 3, 2006, certain key employees were granted 135,700 shares of restricted stock, which contain certain performance and market conditions, at a grant date price of $28.02. These shares vest on January 3, 2008. In order for these shares to vest and become nonforfeitable on this date, the following performance measure must be achieved by the company: the company’s average return on invested capital calculated on continuing operations for the cumulative two year vesting period (fiscal 2006 and fiscal 2007) must equal or exceed its weighted average cost of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital for the same two year period. In the event this performance measure is achieved, the awards vest. However, the number of awards exercisable will be adjusted according to achievement of a management objective based on the relative performance of the company’s total return to shareholders (“company’s TSR”) determined for its 2006 and 2007 fiscal years compared to the total return to shareholders of the Standard & Poor’s 500 Packaged Food and Meat Index (“S&P TSR”) for the same, or approximately the same, period (a market condition). Based on this comparison, the grant will be modified as follows: (i) if the company’s TSR is equal to the fiftieth percentile S&P TSR, there will be no adjustment; (ii) if the company’s TSR is less than the S&P TSR, the grant will be reduced by 1.3% for each percentile below the fiftieth by which the company’s TSR is less than the S&P TSR at the fiftieth percentile, but in no event will the reduction exceed twenty percent; and (iii) if the company’s TSR exceeds the S&P TSR at the fiftieth percentile, the grant will be increased by 1.3% for each percentile above the fiftieth by which the company’s TSR exceeds the S&P TSR at the fiftieth percentile, but in no event will the increase exceed twenty percent. The estimated fair value of this restricted stock is $29.16, and the company recorded expense of $2.0 million during the fifty-two weeks ended December 30, 2006 related to this restricted stock. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The restricted stock activity for fiscal 2006, fiscal 2005 and fiscal 2004 is set forth below:

	For the 52 Weeks Ended
	December 30, 2006		December 31, 2005		January 1, 2005
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	106	$18.67	95	$17.09	—	—
Granted	162	$29.17	31	$22.25	95	$17.09
Vested	(31)	$22.25	(20)	$16.45	—	—
Forfeitures	(1)	$29.16	—	—	—	—

Balance at end of year	236	$25.37	106	$18.67	95	$17.09

As of December 30, 2006, there was $2.6 million of total unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.

Stock Appreciation Rights

The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date plus dividends accrued during the vesting period. In accordance with SFAS 123R, the company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. Prior to the adoption of SFAS 123R (fiscal 2005 and fiscal 2004), the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period. During fiscal 2006, fiscal 2005, and fiscal 2004, the company recorded expense of $1.5 million, $2.3 million and $7.8 million, respectively, related to these rights.

The company also allows non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. Prior to the adoption of SFAS 123R (fiscal 2005 and fiscal 2004), the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period. During fiscal 2006, fiscal 2005 and fiscal 2004 the company recorded expense of $0.1 million, $1.0 million and $0.4 million, respectively, related to these rights.

The fair value of the rights at December 30, 2006 ranged from $28.61 to $39.62. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at December 30, 2006: dividend yield 1.70%; expected volatility 34.00%; risk-free interest rate 4.76% and expected life of 0.50 years to 4.90 years.

The rights activity for fiscal 2006, fiscal 2005 and fiscal 2004 is set forth below:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands, except price data)

Balance at beginning of year	623	1,649	1,666
Rights granted	25	34	28
Rights vested	—	(1,035)	(45)
Rights exercised	(29)	(15)	—
Forfeitures	—	(10)	—

Balance at end of year	619	623	1,649

Weighted average — grant date fair value	$14.68	$14.10	$8.79

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense Summary

Stock-based compensation expense recognized during fiscal 2006, fiscal 2005 and fiscal 2004 is set forth below:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands, except price data)

Total stock-based compensation expense included in selling, marketing and administrative expenses	$8,595	$4,232	$8,746
Income tax effect	3,154	1,595	3,367

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$5,441	$2,637	$5,379

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.09)	$(0.04)	$(0.08)
Diluted	$(0.09)	$(0.04)	$(0.08)

Note 16.	Comprehensive Income (Loss)

The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $94.4 million, $72.0 million and $46.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

During fiscal 2006, fiscal 2005 and fiscal 2004, changes to accumulated other comprehensive loss, net of income tax, were as follows:

	2006	2005	2004
	(Amounts in thousands)

Accumulated other comprehensive loss, beginning balance	$(11,937)	$(22,710)	$(18,378)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $981, $4 and $38, respectively	1,567	6	60
Reclassified to earnings (materials, labor and other production costs), net of income tax of $(1,095), $30 and $(4), respectively	(1,748)	48	(6)
Effective portion of change in fair value of hedging instruments, net of income tax of $(436), $4,805 and $(5,927), respectively	(697)	7,675	(9,468)
Additional minimum pension liability, net of income tax of $8,904, $1,905 and $3,184, respectively	14,225	3,044	5,082
Cumulative effect of change in accounting principle (See Note 18), net of income tax of $(6,027)	(9,630)	—	—

Accumulated other comprehensive loss, ending balance	$(8,220)	$(11,937)	$(22,710)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of accumulated other comprehensive loss consists of the following:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Derivative financial instruments	$1,410	$2,288
Pension and postretirement related	(9,630)	(14,225)

Total	$(8,220)	$(11,937)

Note 17.	Earnings Per Share

Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consists primarily of the incremental shares associated with the company’s stock compensation plans. The following table sets forth the computation of basic and diluted net income per share:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands, except per share data)

Numerator
Income from continuing operations before cumulative effect of a change in accounting principle	$74,880	$62,858	$54,260
Income (loss) from discontinued operations	6,731	(1,627)	(3,486)
Cumulative effect of a change in accounting principle	(568)	—	—

Net income	$81,043	$61,231	$50,774

Denominator
Basic weighted average shares outstanding	60,822	61,791	65,750
Add: Shares of common stock assumed upon vesting and exercise of stock awards	911	1,788	1,705

Diluted weighted average shares outstanding	61,733	63,579	67,455

Net Income Per Common Share:
Basic
Income from continuing operations before cumulative effect of a change in accounting principle	$1.23	$1.02	$0.82
Income (loss) from discontinued operations	0.11	(0.03)	(0.05)
Cumulative effect of a change in accounting principle	(0.01)	—	—

Net income	$1.33	$0.99	$0.77

Diluted
Income from continuing operations before cumulative effect of a change in accounting principle	$1.21	$0.99	$0.80
Income (loss) from discontinued operations	0.11	(0.03)	(0.05)
Cumulative effect of a change in accounting principle	(0.01)	—	—

Net income	$1.31	$0.96	$0.75

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options to purchase 435,400 shares of common stock and 159,990 shares of restricted stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended December 30, 2006 because their effect would have been anti-dilutive.

Note 18.	Postretirement Plans

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. The incremental effect of adopting SFAS 158 is summarized below:

	Before	Adjustments	After
	Adopting	to Adopt	Adopting
	SFAS 158	SFAS 158	SFAS 158
	(Amounts in thousands)

Assets:
Noncurrent benefit asset — increase (decrease)	$21,636	$(14,161)	$7,475
Deferred tax asset — increase (decrease)	$8,330	$(5,452)	$2,878
Liabilities:
Current benefit liability — increase	$—	$390	$390
Noncurrent benefit liability — increase	$6,515	$1,106	$7,621
Stockholders’ Equity:
Accumulated other comprehensive income — (decrease)	$1,410	$(9,630)	$(8,220)

SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The company currently uses a September 30 measurement date for its postretirement plans. The company intends to eliminate the early measurement date in 2007.

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of December 30, 2006 and December 31, 2005, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also had an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan were reduced by benefits provided under the defined benefit pension plan. This supplemental plan was terminated and benefits of $0.6 million were paid to the covered employees during the fourth quarter of fiscal 2005. This termination resulted in settlement costs of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million during fiscal 2005. One of the company’s defined benefit pension plans is not fully funded. The company uses a September 30 measurement date for its plans.

During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006. As a result of the curtailment, a charge of $0.2 million was recorded in the third quarter of fiscal 2005 due to accelerated recognition of prior service costs. The company expects pension income of approximately $5.7 million for fiscal 2007.

The net periodic pension cost for the company’s pension plans include the following components:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Service cost	$1,812	$6,258	$6,037
Interest cost	15,755	16,024	15,368
Expected return on plan assets	(20,792)	(18,286)	(15,153)
Amortization:
Prior service cost	—	46	51
Actuarial loss	25	1,994	2,649

Net periodic pension (income) cost	(3,200)	6,036	8,952
Curtailment loss	—	225	—
Settlement loss	—	118	—

Total net periodic benefit (income) cost	$(3,200)	$6,379	$8,952

Actual return on plan assets for fiscal 2006, fiscal 2005 and fiscal 2004 was $24.0 million, $40.8 million and $21.9 million, respectively.

No amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2007 relating to the company’s pension plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funding status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$277,544	$266,341
Service cost	1,812	6,258
Interest cost	15,755	16,024
Actuarial (gain) loss	(5,975)	18,973
Curtailment	—	(16,601)
Settlement	—	(565)
Benefits paid	(12,271)	(12,886)

Benefit obligation at end of year	$276,865	$277,544

Change in plan assets:
Fair value of plan assets at beginning of year	$257,146	$204,276
Actual return on plan assets	23,965	40,756
Employer contribution	14,000	25,000
Benefits paid	(12,271)	(12,886)

Fair value of plan assets at end of year	$282,840	$257,146

Funded status, end of year:
Fair value of plan assets	$282,840	$257,146
Benefit obligations	276,865	277,544

Funded status	5,975	(20,398)
Unrecognized net actuarial loss	—	23,666

Amount recognized at end of year	$5,975	$3,268

Amounts recognized in the balance sheet:
Noncurrent asset	$7,475	$—
Noncurrent liability	(1,500)	—
Accrued benefit cost	—	(19,861)
Accumulated other comprehensive income	—	23,129

Amount recognized at end of year	$5,975	$3,268

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$14,492	$—

Accumulated benefit obligation at end of year	$276,350	$277,006

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 30, 2006 were $26.8 million, $26.3 million and $25.3 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation and projected benefit obligation in excess of plan assets at December 31, 2005 were $277.5 million, $277.0 million and $257.1 million, respectively.

Assumptions used in accounting for the company’s pension plans at each of the respective period-ends are as follows:

	December 30,	December 31,	January 1,
	2006	2005	2005

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2006	9/30/2005	9/30/2004
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net cost:
Measurement date	9/30/2005	9/30/2004	9/30/2003
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns, targeted asset allocation and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 11.1% (net of investment expenses). Based on these factors the long-term rate of return assumption for the plan was set at 8.0% for fiscal 2007.

Plan Assets

The plan asset allocation as of the plan measurement date for December 30, 2006 and December 31, 2005, and target asset allocations for 2007 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2007	2006	2005

Equity securities	40-60%	64.5%	67.4%
Debt securities	10-40%	10.2%	9.9%
Real estate	0-25%	6.7%	6.0%
Other diversifying strategies(1)	0-40%	13.2%	12.6%
Cash	0-25%	2.2%	1.4%
Other	0%	3.2%	2.7%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.

Equity securities include Flowers’ common stock of 1,231,219 shares and 1,231,219 shares in the amount of $33.2 million and $33.9 million (11.7% and 13.2% of total plan assets) as of December 30, 2006 and December 31, 2005, respectively.

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

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)

2005	$—	$25,000
2006	$—	$14,000
2007	$—	$—

All contributions are made in cash. The contributions made during fiscal 2005 and fiscal 2006 were not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and financial position, these were the appropriate times in which to make the contributions in order to reduce the impact of future contributions. The company continues to assess various contribution scenarios and it has not made a determination whether it will make a discretionary pension contribution during fiscal 2007.

Benefit Payments

The following are benefits paid by the company during fiscal 2006, fiscal 2005, fiscal 2004 and expected to be paid from fiscal 2007 through fiscal 2016. All benefits are expected to be paid from the plans’ assets.

Pension Benefits
(Amounts in thousands)

2004	$11,540
2005	$12,886
2006	$12,271
Estimated Future Payments:
2007	$12,902
2008	$13,292
2009	$13,689
2010	$14,045
2011	$14,368
2012 − 2016	$81,216

Postretirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The company has determined that its prescription drug plan for

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirees is not actuarially equivalent to Medicare Part D and that the Act will have no material effects on the obligations reported in these financial statements.

The net periodic postretirement benefit expense for the company includes the following components:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Service cost	$321	$270	$246
Interest cost	404	346	320
Amortization:
Prior service cost	333	333	333
Actuarial loss	21	—	—

Total net periodic pension cost	$1,079	$949	$899

Approximately $0.3 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2007 relating to the company’s postretirement benefit plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the consolidated balance sheets for the company’s postretirement obligation are as follows:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$6,420	$5,651
Service cost	321	270
Interest cost	404	346
Participant contributions	195	171
Actuarial (gain) loss	(953)	533
Benefits paid	(593)	(551)
Federal subsidy on benefits paid	—	—
Acquisition (relates to acquisition of Derst Baking Company — see Note 9)	792	—

Benefit obligation at end of year	$6,586	$6,420

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	398	380
Participant contributions	195	171
Benefits paid	(593)	(551)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	6,586	6,420

Funded status	(6,586)	(6,420)
Contribution between measurement date and fiscal year end	74	82
Unrecognized net actuarial loss	—	973
Unrecognized prior service cost	—	1,498

Amount recognized at end of year	$(6,512)	$(3,867)

Amounts recognized in the balance sheet:
Current liability	$(390)	$—
Noncurrent liability	(6,122)	—
Accrued benefit cost	—	(3,867)

Amount recognized at end of year	$(6,512)	$(3,867)

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1,165	$—

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	December 30,	December 31,	January 1,
	2006	2005	2005

Weighted average assumptions used to determine benefit obligations:
Measurement date	9/30/2006	9/30/2005	9/30/2004
Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine benefit obligations:
Initial rate	9.00%	10.00%	8.00%
Ultimate rate	5.50%	5.50%	5.50%
Year trend reaches the ultimate rate	2011	2011	2008
Weighted average assumptions used to determine net cost:
Measurement date	9/30/2005	9/30/2004	9/30/2003
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine net cost:
Initial rate	10.00%	8.00%	9.00%
Ultimate rate	5.50%	5.50%	5.50%
Year trend reaches the ultimate rate	2011	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase
	For the Year Ended			For the Year Ended
	December 30,	December 31,	January 1,	December 30,	December 31,	January 1,
	2006	2005	2005	2006	2005	2005
	(Amounts in thousands)

Effect on total of service and interest cost	$(74)	$(68)	$(75)	$65	$54	$49
Effect on postretirement benefit obligation	$(392)	$(678)	$(549)	$451	$696	$316

Cash Flows

	Minimum Funding
Year	Requirement	Discretionary
	(Amounts in thousands)

2004	$225	$—
2005	$380	$—
2006	$398	$—
2007 (Expected)	$390	$—

All contributions are made in cash. Of the $0.4 million expected to be contributed to fund postretirement benefit plans during 2007, the entire amount will be required to pay for benefits. Contributions by participants to

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefits were $0.2 million, $0.2 million and $0.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal 2006, fiscal 2005 and fiscal 2004 and expected to be paid from fiscal 2007 through fiscal 2016. All benefits are expected to be paid from the company’s assets.

Postretirement Benefits
(Amounts in thousands)

2004	$225
2005	$380
2006	$398
Estimated Future Payments:
2007	$390
2008	$402
2009	$384
2010	$414
2011	$452
2012 − 2016	$2,506

Other Plans

The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2006, $0.5 million for fiscal 2005 and $0.5 million for fiscal 2004.

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees contributions, up to 6% of compensation. During fiscal 2006, fiscal 2005 and fiscal 2004, the total cost and contributions were $11.9 million, $5.6 million and $5.1 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

The company’s income tax expense consists of the following:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Current Taxes:
Federal	$50,587	$22,404	$—
State	6,361	5,409	839

	56,948	27,813	839

Deferred Taxes:
Federal	(11,236)	9,411	32,109
State	(408)	2,637	2,123

	(11,644)	12,048	34,232

Income tax expense	$45,304	$39,861	$35,071

Deferred tax assets (liabilities) are comprised of the following:

	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Self-insurance	$6,498	$5,028
Compensation and employee benefits	10,240	10,890
Deferred income	3,757	2,757
Loss carryforwards	9,193	11,863
Equity-Based Compensation	2,738	—
Other	7,883	9,791
Deferred tax assets valuation allowance	(5,434)	(6,915)

Deferred tax assets	34,875	33,414

Depreciation	(58,593)	(63,797)
Hedging	(882)	(1,432)
Intangible Assets	(6,346)	—
Other	(4,769)	(3,193)

Deferred tax liabilities	(70,590)	(68,422)

Net deferred tax liability	$(35,715)	$(35,008)

Various subsidiaries have state net operating loss carryforwards of $225.3 million with expiration dates through fiscal 2023. The utilization of these carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Tax at U.S. federal income tax rate	$43,204	$36,968	$31,886
State income taxes, net of federal income tax benefit	4,080	5,277	2,841
(Decrease) increase in valuation allowance	(223)	82	41
Section 199 qualifying production activities	(1,304)	(447)	—
Jobs tax credit	(153)	(506)	—
Other	(300)	(1,513)	303

Income tax expense	$45,304	$39,861	$35,071

Additionally, the company recognized income tax benefits in discontinued operations of $4.7 million, $1.0 million and $2.2 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively (see Note 4). The company also recognized an income tax benefit during fiscal 2006 of $0.4 million related to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS 123(R) (see Note 15).

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

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during the third quarter of fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s, which was sold during fiscal 2003. This adjustment is also recorded in discontinued operations in the consolidated statement of income for the fifty-two weeks ended December 30, 2006.

Note 20.  Commitments and Contingencies

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

The company has recorded current liabilities of $17.1 million and $12.9 million related to self-insurance reserves at December 30, 2006 and December 31, 2005, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 11 relating to debt, leases and other commitments.

Note 21.	Segment Reporting

Flowers Bakeries produces fresh and frozen packaged bread and rolls and Flowers Specialty produces frozen bread and rolls and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Prior to fiscal 2005, the company included the difference between actual and budgeted flour cost in Other Income (Loss) from Operations in the table below. Effective the first quarter of fiscal 2005, the company recorded this activity in the results of each of its operating segments. Information for the fifty-two weeks ended January 1, 2005 has not been restated to reflect this change. During the fifty-two weeks ended December 30, 2006, Flowers Bakeries and Flowers Specialty recorded expense of $5.1 million and $0.8 million, respectively, relating to this change. During the fifty-two weeks ended December 31, 2005, Flowers Bakeries and Flowers Specialty recorded expense of $5.2 million and $0.5 million, respectively, relating to this change. Information regarding the operations in these reportable segments is as follows:

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Sales:
Flowers Bakeries	$1,535,734	$1,379,440	$1,218,656
Flowers Specialty	440,732	415,497	382,237
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(64,967)	(53,246)	(49,585)
Sales from Flowers Bakeries to Flowers Specialty	(22,845)	(25,822)	—

	$1,888,654	$1,715,869	$1,551,308

Depreciation and Amortization:
Flowers Bakeries	$51,309	$47,816	$45,718
Flowers Specialty	13,118	11,558	11,520
Other(1)	(177)	(30)	(536)

	$64,250	$59,344	$56,702

Income (Loss) from Operations:
Flowers Bakeries	$126,183	$106,833	$97,768
Flowers Specialty	18,544	21,742	20,030
Other(1)	(26,234)	(29,289)	(35,524)

	$118,493	$99,286	$82,274

Net Interest Income	$4,946	$6,337	$8,826

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle	$123,439	$105,623	$91,100

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 52 Weeks Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(Amounts in thousands)

Capital Expenditures:
Flowers Bakeries	$43,924	$50,986	$33,391
Flowers Specialty	12,890	6,338	9,624
Other(1)	4,978	1,522	3,014

	$61,792	$58,846	$46,029

	As of
	December 30,	December 31,
	2006	2005

Assets:
Flowers Bakeries	$693,328	$630,337
Flowers Specialty	153,586	144,935
Other(2)	59,676	75,797

	$906,590	$851,069

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 52 Weeks Ended
	December 30, 2006			December 31, 2005			January 1, 2005
	Flowers	Flowers		Flowers	Flowers		Flowers	Flowers
	Bakeries	Specialty	Total	Bakeries	Specialty	Total	Bakeries	Specialty	Total

Branded Retail	$887,832	$95,500	$983,332	$790,426	$89,896	$880,322	$722,511	$76,831	$799,342
Store Branded Retail	197,138	45,171	242,309	169,343	45,440	214,783	149,011	47,135	196,146
Foodservice and Other	427,919	235,094	663,013	393,849	226,915	620,764	347,134	208,686	555,820

Total	$1,512,889	$375,765	$1,888,654	$1,353,618	$362,251	$1,715,869	$1,218,656	$332,652	$1,551,308

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Amounts in thousands, except per share data)

Sales	2006	$563,613	$445,772	$441,091	$438,178
	2005	$506,040	$405,300	$408,005	$396,524
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2006	$284,278	$221,747	$218,408	$214,609
	2005	$253,276	$202,789	$202,050	$196,171
Income from continuing operations before cumulative effect of a change in accounting principle	2006	$22,260	$19,724	$17,060	$15,836
	2005	$19,997	$17,657	$13,472	$11,732
Net income	2006	$22,914	$19,724	$22,569	$15,836
	2005	$19,997	$17,657	$11,845	$11,732
Basic income per common share from continuing operations before cumulative effect of a change in accounting principle	2006	$0.37	$0.32	$0.28	$0.26
	2005	$0.31	$0.29	$0.22	$0.19
Diluted income per common share from continuing operations before cumulative effect of a change in accounting principle	2006	$0.36	$0.32	$0.28	$0.26
	2005	$0.31	$0.28	$0.22	$0.19
Basic net income per common share	2006	$0.38	$0.32	$0.37	$0.26
	2005	$0.31	$0.29	$0.19	$0.19
Diluted net income per common share	2006	$0.37	$0.32	$0.37	$0.26
	2005	$0.31	$0.28	$0.19	$0.19

Note 23.	Subsequent Events

Dividend.  On February 16, 2007, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock to be paid on March 16, 2007 to shareholders of record on March 2, 2007.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expenses	Deductions	Balance
	(Amounts in thousands)

Classification:
Year Ended December 30, 2006
Allowance for doubtful accounts	$162	717	719	$160
Inventory reserves	$366	910	1,075	$201
Deferred tax asset valuation allowance	$6,915	(223)	1,258	$5,434
Year Ended December 31, 2005
Allowance for doubtful accounts	$93	1,211	1,142	$162
Inventory reserves	$289	696	619	$366
Deferred tax asset valuation allowance	$6,833	82	—	$6,915
Year Ended January 1, 2005
Facility closing costs	$4,683	—	4,683	$—
Allowance for doubtful accounts	$2,082	854	2,843	$93
Inventory reserves	$269	498	478	$289
Deferred tax asset valuation allowance	$6,792	41	—	$6,833