Form 10-Q
period 2007-04-21
FLOWERS FOODS INC
filed 2007-05-31
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 21, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 25, 2007

Common Stock, $.01 par value with	60,841,506
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
     The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 30, 2006 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 21, 2007	DECEMBER 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$14,957	$13,914

Accounts and notes receivable, net of allowances of $759 and $160, respectively	143,247	131,879

Inventories, net:
Raw materials	12,510	12,573
Packaging materials	9,932	10,539
Finished goods	21,523	20,613

	43,965	43,725

Spare parts and supplies	27,257	25,724

Deferred taxes	11,948	11,679

Other	17,260	15,195

	258,634	242,116

Net Property, Plant and Equipment	457,444	464,442

Notes Receivable	79,281	74,428

Assets Held for Sale — Distributor Routes	18,872	22,908

Other Assets	13,861	3,038

Goodwill	75,537	75,537

Other Intangible Assets, net	23,401	24,121

	$927,030	$906,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$7,084	$7,406
Accounts payable	98,714	90,945
Other accrued liabilities	81,578	86,891

	187,376	185,242

Long-Term Debt and Capital Leases	53,069	79,126

Other Liabilities:
Post-retirement/post-employment obligations	—	146
Deferred taxes	49,922	47,394
Other	31,530	25,949

	81,452	73,489

Minority Interest in Variable Interest Entity	7,294	5,870

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 100,000,000 authorized shares, 67,775,496 shares and 67,775,496 shares issued, respectively	678	678
Treasury stock — 6,933,990 shares and 7,324,865 shares, respectively	(153,703)	(162,368)
Capital in excess of par value	481,313	482,157
Retained earnings	271,822	250,616
Accumulated other comprehensive loss	(2,271)	(8,220)

	597,839	562,863

	$927,030	$906,590

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Sales	$609,947	$563,613
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	306,952	279,335
Selling, marketing and administrative expenses	237,963	230,779
Depreciation and amortization	20,117	18,826
Gain on insurance recovery	—	(654)

Income from operations	44,915	35,327
Interest expense	1,409	1,425
Interest income	(3,342)	(2,946)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	46,848	36,848
Income tax expense	16,500	13,769

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	30,348	23,079
Minority interest in variable interest entity	(1,855)	(819)

Income from continuing operations before cumulative effect of a change in accounting principle	28,493	22,260
Income from discontinued operations, net of income tax of $778	—	1,222

Income before cumulative effect of a change in accounting principle	28,493	23,482
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	—	(568)

Net income	$28,493	$22,914

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.47	$0.37
Income from discontinued operations, net of income tax	—	0.02
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(0.01)

Net income per share	$0.47	$0.38

Weighted average shares outstanding	60,361	60,903

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.46	$0.36
Income from discontinued operations, net of income tax	—	0.02
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(0.01)

Net income per share	$0.46	$0.37

Weighted average shares outstanding	61,306	62,026

Cash dividends paid per common share	$0.125	$0.10

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Total
	(Amounts in thousands, except for share data)
Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$562,863
Cumulative effect of a change in accounting principle — FIN 48 (See Note 13)					(382)				(382)
Cumulative effect of a change in accounting principle — SFAS 158 (See Note 12)					657	5,036			5,693
Net Income	$28,493				28,493				28,493
Derivative instruments	850					850			850
Amortization of prior service costs	63					63			63

Comprehensive income	$29,406

Exercise of stock options (includes income tax benefits of $1,655)				(684)			241,475	5,353	4,669
Issuance of restricted stock award				(3,312)			149,400	3,312	0
Amortization of restricted stock awards				1,526					1,526
Stock option compensation				1,626					1,626
Dividends paid — $0.125 per common share					(7,562)				(7,562)

Balances at April 21, 2007		67,775,496	$678	$481,313	$271,822	$(2,271)	(6,933,990)	$(153,703)	$597,839

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$28,493	$22,914
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	930
Stock based compensation	6,573	3,170
Depreciation and amortization	20,117	18,826
Deferred income taxes	(1,464)	(3,119)
Provision for inventory obsolescence	284	235
Allowances for accounts receivable	570	679
Minority interest in variable interest entity	1,855	819
Other	(219)	(632)
Changes in assets and liabilities:
Accounts and notes receivable, net	(11,693)	(8,452)
Inventories, net	(524)	(1,028)
Other assets	(4,034)	26,582
Pension contributions	—	(14,000)
Accounts payable and other accrued liabilities	9,398	(1,134)

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,356	45,790

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,173)	(15,198)
Purchase of notes receivable	(5,098)	(1,401)
Acquisitions, net of cash acquired	—	(878)
Other	1,377	(2,453)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(17,894)	(19,930)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(7,562)	(6,182)
Exercise of stock options	3,015	5,348
Income tax benefit related to stock awards	1,655	7,185
Stock repurchases	—	(31,028)
Change in book overdraft	(1,148)	(3,182)
Proceeds from debt borrowings	75,500	106,700
Debt and capital lease obligation payments	(101,879)	(100,311)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(30,419)	(21,470)

Net increase in cash and cash equivalents	1,043	4,390
Cash and cash equivalents at beginning of period	13,914	11,001

Cash and cash equivalents at end of period	$14,957	$15,391

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 21, 2007 and April 22, 2006 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) as of December 31, 2006, the beginning of the company’s fiscal 2007.
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2007 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2007 (sixteen weeks), second quarter ending July 14, 2007 (twelve weeks), third quarter ending October 6, 2007 (twelve weeks) and fourth quarter ending December 29, 2007 (twelve weeks).
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 21, 2007 and April 22, 2006. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
	(Percent of Sales)
Flowers Bakeries	16.7%	15.4%
Flowers Specialty	2.7	2.7

Total	19.4%	18.1%

2. DISCONTINUED OPERATIONS
     On January 30, 2003, the company entered into an agreement to sell its Mrs. Smith’s Bakeries frozen dessert business (“Mrs. Smith’s”) to The Schwan Food Company (“Schwan”). Included in those assets were the Stilwell, Oklahoma and Spartanburg, South Carolina production facilities and a portion of the company’s Suwanee, Georgia property. On that date, the assets and liabilities related to Mrs. Smith’s were classified as held for sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded at estimable fair value less costs to dispose. On April

24, 2003, the company completed the sale of substantially all the assets of Mrs. Smith’s. Subsequent to the sale, the company paid various expenses related to its operation of Mrs. Smith’s, no single one of which was material to the financial condition or results of operations of the company. During the first quarter of fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with Mrs. Smith’s. The balance of this reserve as of April 21, 2007 and December 30, 2006 was $0.1 million and $0.1 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during the third quarter of fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement.
     There were no revenues or results of operations recorded for the discontinued operations in the sixteen weeks ended April 21, 2007 and April 22, 2006.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). The company adopted SFAS 158 as of the end of fiscal 2006, however comprehensive income for interim periods in fiscal 2006 continued to include minimum pension liability adjustments pursuant to SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $29.4 million and $27.5 million for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively.
     During the sixteen weeks ended April 21, 2007, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2007
Accumulated other comprehensive loss, December 30, 2006	$(8,220)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $398	636
Reclassified to earnings, net of income tax of $(374)	(598)
Effective portion of change in fair value of hedging instruments, net of income tax of $508	812
Amortization of prior service costs, net of income tax of $39	63
Cumulative effect of a change in accounting principle, net of income tax of $3,153 (See Note 12)	5,036

Accumulated other comprehensive loss, April 21, 2007	$(2,271)

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 21, 2007. The balance as of April 21, 2007 is as follows (amounts in thousands):

Flowers Bakeries	$71,861
Flowers Specialty	3,676

Total	$75,537

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the sixteen weeks ended April 21, 2007 are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total

Balance as of December 30, 2006	$19,626	$4,495	$24,121
Amortization expense	(492)	(228)	(720)

Balance as of April 21, 2007	$19,134	$4,267	$23,401

     Estimated amortization expense for fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011 is $2.0 million, $1.5 million, $1.5 million, $1.4 million and $1.4 million, respectively.

5. NEW ACCOUNTING PRONOUNCEMENTS
     Fair Value Measurements. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008), and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
     The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008). The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
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
     As of April 21, 2007, the company’s hedge portfolio contained commodity derivatives with a fair value of $3.8 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at April 21, 2007 or December 30, 2006 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 21, 2007 and December 30, 2006 (amounts in thousands):

	APRIL 21, 2007	DECEMBER 30, 2006
Unsecured credit facility	$29,000	$51,800
Capital lease obligations	25,828	28,108
Other notes payable	5,325	6,624

	60,153	86,532
Less current maturities	7,084	7,406

Total long-term debt and capital leases	$53,069	$79,126

     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring June 6, 2011. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $29.0 million in outstanding borrowings under the credit facility at April 21, 2007.

     The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 21, 2007, the company was in compliance with all restrictive financial covenants under the credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $15.3 million and $16.4 million as of April 21, 2007 and December 30, 2006, respectively.
8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the company is the primary beneficiary. In accordance with FIN 46, the company consolidates this entity. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     Following is the effect of the VIE during the sixteen weeks ended April 21, 2007 and April 22, 2006:

	SIXTEEN WEEKS		SIXTEEN WEEKS
	ENDED APRIL 21, 2007		ENDED APRIL 22, 2006
		% OF		% OF
	VIE	TOTAL	VIE	TOTAL
		(Dollars in thousands)
Assets as of respective quarter ends	$32,270	3.5%	$33,198	3.7%
Sales	$3,208	0.5%	$2,915	0.5%
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$1,855	4.0%	$819	2.2%
     The assets consist primarily of $23.1 million and $24.6 million as of April 21, 2007 and April 22, 2006, respectively, of transportation equipment recorded as capital lease obligations.
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
10. EARNINGS PER SHARE
     The following table calculates basic earnings per common share and diluted earnings per common share for the sixteen weeks ended April 21, 2007 and April 22, 2006 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$28,493	$22,260

Basic weighted average shares outstanding	60,361	60,903

Basic earnings per common share	$0.47	$0.37

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$28,493	$22,260

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Basic weighted average shares outstanding	60,361	60,903
Add: Shares of common stock assumed upon vesting and exercise of stock awards	945	1,123

Diluted weighted average shares outstanding	61,306	62,026

Diluted earnings per common share	$0.46	$0.36

     Stock options to purchase 989,750 shares and 437,300 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively, because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     The company accounts for its stock-based compensation in accordance with SFAS 123R, Share-Based Payment (“SFAS 123R”).
     Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 9,750,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     On February 5, 2007 and during fiscal 2006, fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 554,350 shares, 437,300 shares, 2,138,175 shares and 3,445,200 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 303,750 shares were granted to non-employee directors. In order to exercise these options, the optionees are required to pay the market value (calculated as the average high/low trading value on the date of grant for the 2001, 2003 and 2006 awards and the closing market price on the date of grant for the 2007 award), which was $29.35 for the fiscal 2007 grant, $28.02 for the fiscal 2006 grant, $14.01 for the fiscal 2003 grant and $6.31 for the fiscal 2001 grant. During fiscal 2005, the NQSOs awarded in fiscal 2001 vested. As of April 21, 2007, there were 194,101 NQSOs outstanding with an exercise price of $6.31, 1,861,275 NQSOs outstanding with an exercise price of $14.01, which will vest in July 2007, 435,400 NQSOs outstanding with an exercise price of $28.02, which will vest in January 2009 and 554,350 NQSO’s outstanding with an exercise price of $29.35, which will vest in February 2010.
     The stock option activity for the sixteen weeks ended April 21, 2007 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 30, 2006	2,732	$15.56
Granted	554	$29.35
Exercised	(241)	$12.49

Outstanding at April 21, 2007	3,045	$18.31

Exercisable at April 21, 2007	359

Weighted average exercise price of options granted during the sixteen weeks ended April 21, 2007	$29.35

     As of April 21, 2007, all options outstanding under the EPIP had an average exercise price of $18.31 and a weighted average remaining contractual life of 6.1 years.
     During the sixteen weeks ended April 21, 2007 and April 22, 2006, the company recorded stock-based compensation expense of $1.6 million and $1.2 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model applying the following assumptions:

	2003 Grant	2006 Grant	2007 Grant
Weighted average fair value per share ($)	6.15	9.30	9.45
Dividend yield (%)	1.61	1.60	1.70
Expected volatility (%)	36.89	36.00	33.90
Risk-free interest rate (%)	4.35	4.25	4.74
Expected option life (years)	10.00	5.00	5.00
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
2007 Grant:
Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
Expected volatility — based on historical volatility over five years using daily stock prices.
Risk-free interest rate — United States Treasury Constant Maturity rates as of February 5, 2007 (grant date).
Expected option life — assumption is based on simplified formula determined in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment.
     As of April 21, 2007, there was $7.7 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.
     Cash received from option exercises for the sixteen weeks ended April 21, 2007 and April 22, 2006 was $3.0 million and $5.3 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $1.7 million and $7.2 million, respectively, for the sixteen weeks ended April 21, 2007 and April 22, 2006. The total intrinsic value of stock options exercised was $4.3 million and $18.4 million for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 75,000 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.1 million in compensation expense during the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006 and the second quarter of fiscal 2005, non-employee directors were granted an aggregate of 25,640 shares and 29,340 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million and $0.6 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.2 million and $0.2 million in compensation expense during the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively, related to this restricted stock.
     On February 5, 2007 and January 3, 2006 certain key employees were granted an aggregate of 149,400 shares of performance-contingent restricted stock at a grant price of $29.35 and an aggregate of 135,700 shares of performance-contingent restricted stock at a grant price of $28.02, respectively. Vesting generally occurs two years from the date of grant if, on this date, the company’s average “return on invested capital” over the vesting period equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
•	if the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted based on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:
o	If the Company TSR rank is equal to the 50th percentile of the S&P TSR, then no adjustment;

o	If the Company TSR rank is less than the 50th percentile of the S&P TSR, the grant shall be reduced by 1.3% for each percentile below the 50th percentile that the Company TSR is less than the 50th percentile of S&P TSR, but in no event shall the reduction exceed 20%; or

o	If the Company TSR rank is greater than the 50th percentile of the S&P TSR, the grant shall be increased by 1.3% for each percentile above the 50th percentile that Company TSR is greater than the 50th percentile of S&P TSR, but in no event shall such increase exceed 20%.
     If the grantee dies, becomes disabled or retires, the performance-contingent restricted stock generally vests immediately. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares. The estimated fair value of the restricted stock granted in 2007 and 2006 is $31.47 and $29.16, respectively. The company recorded expense of $1.1 million and $0.6 million for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively, related to these restricted stock awards. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the sixteen weeks ended April 21, 2007 is set forth below (amounts in thousands, except price data):

		Weighted average fair
	Number of shares	value
Beginning balance at December 30, 2006	236	$25.37
Granted	149	$31.47

Ending balance at April 21, 2007	385	$27.74

     As of April 21, 2007, there was $5.8 million of total unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 448,350 rights granted in 2003 will vest. These are the only employee rights currently outstanding. The company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the sixteen weeks ended April 21, 2007 and April 22, 2006, the company recorded expense of $2.6 million and $0.8 million, respectively, related to these rights.
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the sixteen weeks ended April 21, 2007 and April 22, 2006 the company recorded expense of $0.8 million and $0.2 million, respectively, related to these rights.
     The fair value of the rights at April 21, 2007 ranged from $34.02 to $43.17. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 21, 2007: dividend yield 1.8%; expected volatility 33.0%; risk-free interest rate 4.62% and expected life of 0.20 years to 4.60 years.
     The rights activity for the sixteen weeks ended April 21, 2007 is set forth below (amounts in thousands, except price data):

Beginning balance at December 30, 2006	619
Rights exercised	(10)
Rights forfeited	(7)

Ending balance at April 21, 2007	602

Weighted average — grant date fair value	$14.70

Deferred Stock
     The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock vests two years from the date of grant and is delivered to the grantee at a designated time selected by the grantee at the date of the grant. The company records compensation expense for deferred stock over the two year vesting period based on the closing price of the company’s common stock on the date of grant. On February 5, 2007, 13,680 shares of deferred stock were granted to certain non-employee directors who elected to convert their retainers. Based on the closing stock price of $29.35 on February 5, 2007, the company recorded compensation expense of $0.1 million during the first quarter of fiscal 2007 relating to deferred stock.
Stock-Based Compensation Expense Summary
     Stock-based compensation expense recognized during the sixteen weeks ended April 21, 2007 and April 22, 2006 is set forth below (amounts in thousands, except per share data):

	APRIL 21, 2007	APRIL 22, 2006
Total stock-based compensation expense included in selling, marketing and administrative expenses	$6,573	$3,170
Income tax effect	2,315	1,185

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$4,258	$1,985

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)
     As a result of the adoption of SFAS 123R on January 1, 2006, the company recorded in the first quarter of fiscal 2006, as an expense, a cumulative effect of a change in accounting principle of $0.9 million ($0.6 million, net of income tax benefit) relating to its stock appreciation rights. This was a result of the liability as of January 1, 2006 (the day of adoption of SFAS 123R) as computed using the Black-Scholes pricing model being greater than the recorded liability on that day. Prior to the adoption of SFAS 123R, the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period.
12. POST-RETIREMENT PLANS
     On September 29, 2006, the FASB issued SFAS No. 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). In fiscal 2006 and earlier, the company used a September 30 measurement date for its pension and other postretirement benefit plans. The company eliminated the early measurement date in fiscal 2007 and applied the remeasurement alternative in accordance with SFAS 158. Under this alternative, postretirement benefit income measured for the three-month period October 1, 2006 to December 31, 2006 (determined using the September 2006 measurement date) was credited to beginning 2007 retained earnings. As result, the company increased retained earnings $0.7 million, net of taxes of $0.5 million and increased the postretirement benefit asset and liability by $1.3 million and $0.1 million, respectively. The funded status of the company’s postretirement benefit plans was then remeasured at January 1, 2007, resulting in an adjustment to the balance sheet asset, liability and accumulated other comprehensive income. As a result, the postretirement benefit asset was increased $7.4 million and the postretirement benefit liability was decreased $0.7 million, with an offsetting credit to accumulated other comprehensive income of $5.0 million, net of taxes of $3.1 million.
     The following summarizes the company's balance sheet related pension and other postretirement benefit plan accounts at April 21, 2007 as compared to accounts at December 30, 2006 (amounts in thousands):

	AS OF
	APRIL 21,	DECEMBER 30,
	2007	2006
Noncurrent benefit asset	$18,153	$7,475
Current benefit liability	$390	$390
Noncurrent benefit liability	$7,233	$7,621
Accumulated other comprehensive loss	$4,530	$9,630
     The amounts above include activity for the first quarter of fiscal 2007 as well as adjustments relating to the elimination of the early measurement date.
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 21, 2007, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Service cost	$80	$1,638
Interest cost	5,026	4,910
Expected return on plan assets	(7,076)	(6,398)
Amortization of net loss	—	8

Total net periodic benefit (income) cost	$(1,970)	$158

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Service cost	$93	$100
Interest cost	120	116
Amortization of prior service cost	102	102
Amortization of net loss	—	6

Total net periodic benefit cost	$315	$324

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the sixteen weeks ended April 21, 2007 and April 22, 2006, the total cost and contributions were $4.8 million and $4.0 million, respectively.
13. INCOME TAXES
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company as of December 31, 2006. As a result of the adoption of FIN 48, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006. On the date of adoption, the gross amount of unrecognized tax benefits was $4.4 million, exclusive of interest accrued and is recorded in other long-term liabilities on the condensed consolidated balance sheet at April 21, 2007. This amount (less $1.9 million related to tax imposed in other jurisdictions), if recognized, would impact the effective tax rate.
     The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.7 million and $0.6 million at April 21, 2007 and December 30, 2006, respectively.
     During the first quarter of fiscal 2007, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
     The company defines the federal jurisdiction as well as various multistate jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of April 21, 2007, the company is no longer subject to federal examination for years prior to 2004, and is no longer subject to state examination with limited exceptions for years prior to 2002.
     The company’s effective tax rate for the first quarter of fiscal 2007 was 35.2%. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

14. SEGMENT REPORTING
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

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
SALES:
Flowers Bakeries	$496,301	$456,439
Flowers Specialty	140,232	134,516
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(19,297)	(20,518)
Sales from Flowers Bakeries To Flowers Specialty	(7,289)	(6,824)

	$609,947	$563,613

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$16,207	$14,878
Flowers Specialty	3,968	4,040
Unallocated	(58)	(92)

	$20,117	$18,826

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$45,117	$38,885
Flowers Specialty	8,131	4,979
Unallocated	(8,333)	(8,537)
Interest income, net	1,933	1,521

	$46,848	$36,848

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 16 Weeks Ended April 21, 2007			For the 16 Weeks Ended April 22, 2006
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$287,759	$29,071	$316,830	$263,680	$29,501	$293,181
Store Branded Retail	61,964	14,104	76,068	53,435	14,692	68,127
Foodservice and Other	139,289	77,760	217,049	132,500	69,805	202,305

Total	$489,012	$120,935	$609,947	$449,615	$113,998	$563,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 21, 2007 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the sixteen weeks ended April 21, 2007 increased 8.2% as compared to the sixteen weeks ended April 22, 2006. Contributing to this increase were increased pricing, the February 2006 Derst acquisition and product mix shifts.
     For the first quarter of fiscal 2007, the company reported diluted income per share from continuing operations before cumulative effect of a change in accounting principle of $0.46, a 27.8% increase over the $0.36 reported for the first quarter of fiscal 2006. Income from continuing operations before cumulative effect of a change in accounting principle was $28.5 million for the first quarter of fiscal 2007, an increase of 28.0% as compared to $22.3 million for the first quarter of fiscal 2006. Diluted net income per share for the first quarter of fiscal 2007 was $0.46 as compared to $0.37 per share for the first quarter of fiscal 2006, a 24.3% increase. For the first quarter of fiscal 2007, net income was $28.5 million, a 24.3% increase over $22.9 million reported for the first quarter of fiscal 2006.
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 30, 2006, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the sixteen week periods ended April 21, 2007 and April 22, 2006, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2007	APRIL 22, 2006
Sales	100.00%	100.00%
Gross margin	49.68	50.44
Selling, marketing and administrative expenses	39.01	40.95
Depreciation and amortization	3.30	3.34
Gain on insurance recovery	—	(0.12)
Interest income, net	(0.32)	(0.27)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.69	6.54
Income tax expense	2.71	2.44
Minority interest in variable interest entity	(0.30)	(0.15)
Discontinued operations	—	0.22
Cumulative effect of a change in accounting principle	—	(0.10)
Net income	4.68%	4.07%

CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 21, 2007 COMPARED TO SIXTEEN WEEKS ENDED APRIL 22, 2006
     Consolidated Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 21, 2007		April 22, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$316,830	51.9%	$293,181	52.0%	8.1%
Store Branded Retail	76,068	12.5	68,127	12.1	11.7%
Foodservice and Other	217,049	35.6	202,305	35.9	7.3%

Total	$609,947	100.0%	$563,613	100.0%	8.2%

     The 8.2% increase in sales was attributable to price increases of 6.4%, favorable product mix shifts of 1.4% and unit volume increases of 0.4%. The 1.8% increase in mix and volume resulted from the February 2006 acquisition of Derst Baking Company, which contributed 1.3%, and a slight product mix shift from lower margin cake products to higher margin bread products. The increase in branded retail sales was due primarily to increases in pricing and the Derst acquisition. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases and, to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases.
Flowers Bakeries Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 21, 2007		April 22, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$287,759	58.8%	$263,680	58.6%	9.1%
Store Branded Retail	61,964	12.7	53,435	11.9	16.0%
Foodservice and Other	139,289	28.5	132,500	29.5	5.1%

Total	$489,012	100.0%	$449,615	100.0%	8.8%

     The 8.8% increase in sales was attributable to price increases of 6.6% and volume increases of 2.6%, partially offset by product mix shifts of 0.4%. The Derst acquistion contributed 1.6% of the total increase. The increase in branded retail sales was due to price increases and the Derst acquisition. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases.
     Flowers Specialty Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 21, 2007		April 22, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$29,071	24.0%	$29,501	25.9%	(1.5)%
Store Branded Retail	14,104	11.7	14,692	12.9	(4.0)%
Foodservice and Other	77,760	64.3	69,805	61.2	11.4%

Total	$120,935	100.0%	$113,998	100.0%	6.1%

     The 6.1% increase in sales was attributable to price increases of 6.3% and favorable product mix shifts of 3.8%, partially offset by volume declines of 4.0%. The decrease in branded retail sales was primarily the result of volume declines and a shift in product mix from branded products to foodservice. The decrease in store branded retail sales was primarily due to a shift in product mix from branded products to foodservice items, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2007 was $303.0 million, or 6.6% higher than gross margin reported for the same period of the prior year of $284.3 million. As a percent of sales, gross margin was 49.7% as compared to 50.4% for the first quarter of fiscal 2006. This decrease as a percent of sales was primarily due to significantly higher ingredient costs and increased rent expense, partially offset by pricing gains, lower energy costs and start-up costs in the prior year relating to three new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases.
     Flowers Bakeries’ gross margin decreased to 54.7% of sales for the first quarter of fiscal 2007, compared to 55.6% of sales for the prior year’s first quarter. This decrease as a percent of sales was primarily due to the higher ingredient costs and increased rent expense as discussed above, partially offset by pricing gains and the start-up costs in the prior year discussed above.
     Flowers Specialty’s gross margin decreased to 29.2% of sales for the first quarter of fiscal 2007, compared to 30.0% of sales for the same period of fiscal 2006. This decrease as a percent of sales was primarily a result of the higher ingredient costs and more outsourcing of production, partially offset by lower packaging and labor costs.
     Selling, Marketing and Administrative Expenses. For the first quarter of fiscal 2007, selling, marketing and administrative expenses were $238.0 million, or 39.0% of sales as compared to $230.8 million, or 40.9% of sales reported for the first quarter of fiscal 2006. This decrease as a percent of sales was due to increased sales, higher pension income and lower distribution costs, partially offset by increased stock-based compensation expense. Pension income increased as a result of improved investment performance and contributions made by the company in prior years. The improvement in distribution expense was primarily the result of higher costs in the first quarter of fiscal 2006 relating to the transition to a new centralized distribution center at Flowers Specialty. The $3.4 million increase in stock-based compensation was the result of a 20.5% increase in the company’s stock price during the first quarter of fiscal 2007, which affected the company’s stock appreciation rights expense, and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $206.3 million, or 42.2% of sales during the first quarter of fiscal 2007, as compared to $196.3 million, or 43.7% of sales during the same period of fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower advertising expense, partially offset by the increased stock-based compensation expense discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $23.3 million, or 19.2% of sales during the first quarter of fiscal 2007, as compared to $25.8 million, or 22.6% of sales during the first quarter of fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs. The decrease in distribution costs was the result of the transition in the first quarter of fiscal 2006 to a new centralized distribution center discussed above.
     Depreciation and Amortization. Depreciation and amortization expense was $20.1 million for the first quarter of fiscal 2007, an increase of 6.9% from the first quarter of fiscal 2006, which was $18.8 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $16.2 million for the first quarter of fiscal 2007 from $14.9 million in the same period of fiscal 2006. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the first quarter of fiscal 2006 and the amortization of a trademark and customer relationships associated with the Derst acquisition.
     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged at $4.0 million for the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.
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
     Net Interest Income. For the first quarter of fiscal 2007, net interest income was $1.9 million, an increase of $0.4 million from the first quarter of fiscal 2006, which was $1.5 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the Derst acquisition in February 2006.

     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle for the first quarter of fiscal 2007 was $46.8 million, an increase of $10.0 million from the $36.8 million reported for the first quarter of fiscal 2006.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $6.2 million and $3.2 million, respectively, and a decrease in unallocated corporate expenses of $0.2 million. Also contributing to this increase was an increase in net interest income of $0.4 million. The increase at Flowers Bakeries was primarily attributable to higher sales, lower advertising and energy costs and start-up costs incurred during the first quarter of fiscal 2006 as discussed above. The increase at Flowers Specialty was primarily a result of higher sales, lower labor and packaging costs and the transition in the first quarter of fiscal 2006 to a new centralized distribution center discussed above. The decrease in unallocated corporate expenses was primarily due to higher pension income as discussed above. See Net Interest Income above for a discussion of the increase in this area.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2007 was 35.2% compared to 37.4% in the first quarter of the prior year. This decrease primarily relates to increases in the Section 199 qualifying production activities deduction and the non-taxable earnings from the variable interest entity. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
     Income from Discontinued Operations. During fiscal 2004, the company announced an agreement to settle a class action lawsuit related to pie shells produced by a former operating facility. The costs of this settlement, $1.8 million, net of income tax benefit were recorded by the company as part of discontinued operations. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement. The recovery is recorded as Income from discontinued operations, net of income tax, in the condensed consolidated statement of income for the sixteen weeks ended April 22, 2006.
     Cumulative Effect of a Change in Accounting Principle. As a result of the adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006, the company recorded in the first quarter of fiscal 2006, as an expense, a cumulative effect of a change in accounting principle of $0.9 million ($0.6 million, net of income tax benefit) relating to its stock appreciation rights. This was a result of the liability as of January 1, 2006 (the day of adoption of SFAS 123R) as computed using the Black-Scholes pricing model being greater than the recorded liability on that day. Prior to the adoption of SFAS 123R, the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $15.0 million at April 21, 2007 from $13.9 million at December 30, 2006. The increase resulted from $49.4 million provided by operating activities, partially offset by $17.9 million and $30.4 million disbursed for investing activities and financing activities, respectively.

     Cash Flows Provided by Operating Activities. Net cash of $49.4 million provided by operating activities during the sixteen weeks ended April 21, 2007 consisted primarily of $28.5 million in net income, adjusted for certain non-cash items of $27.7 million and cash disbursed for working capital of $6.8 million.
     On July 16, 2007, the company’s outstanding employee stock appreciation rights granted in 2003 will vest. At that time, cash will be paid to grantees on the rights outstanding in the amount of the difference between the grant price of $14.01 and the company’s stock price on the vesting date plus dividends accrued during the vesting period. Currently there are 448,350 rights outstanding under this grant. The company believes it will have sufficient internally generated cash or amounts available under its credit facility to meet this cash need.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 21, 2007 of $17.9 million consisted primarily of capital expenditures of $14.2 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $9.6 million and $3.2 million, respectively. The company estimates capital expenditures of approximately $63.0 million to $64.0 million during fiscal 2007. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $30.4 million during the sixteen weeks ended April 21, 2007 consisted primarily of dividends paid of $7.6 million and net debt repayments of $26.4 million, partially offset by proceeds of $3.0 million from the exercise of stock options.
Credit Facility
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires June 6, 2011. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 21, 2007 and December 30, 2006, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the credit facility were $29.0 million at April 21, 2007. Subsequent to the end of the first quarter of fiscal 2007, the company repaid $11.0 million of these borrowings. As excess funds become available, the company may, from time to time during the remainder of fiscal 2007 repay a portion or all of these borrowings.
     Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On February 16, 2007, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on March 16, 2007 to shareholders of record on March 2, 2007. This dividend payment was $7.6 million.
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2007, no shares of the company’s common stock were purchased under the plan. From the inception of the plan through April 21, 2007, 11.8 million shares at a cost of $247.1 million have been purchased under the plan.
     During the first quarter of fiscal 2007, the company paid $20.2 million in performance-based cash awards under the company’s bonus plan.
NEW ACCOUNTING PRONOUNCEMENTS:
     Fair Value Measurements. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company's fiscal 2008), and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
     The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008). The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At April 21, 2007, the fair market value of the company’s commodity derivative portfolio was $3.8 million. Of this fair value, $1.3 million is based on quoted market prices and $2.5 million is based on models and other valuation methods. $3.7 million and an immaterial amount of this fair value relates to instruments that will be utilized in fiscal 2007 and 2008, respectively, and $0.1 million relates to instruments that will be utilized in fiscal 2009. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of April 21, 2007, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have an $8.8 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 21, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 30, 2006 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 11.3 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 15.3 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company did not purchase any shares of its common stock during the first quarter of fiscal 2007 under the stock repurchase plan. As of April 21, 2007, the maximum number of shares that may yet be purchased under the plan is 3.5 million.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ George E. Deese

Name:	George E. Deese
Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ Jimmy M. Woodward

Name:	Jimmy M. Woodward
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date: May 31, 2007

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit No		Name of Exhibit
10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.18	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, Suntrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.19	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.20	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.21	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No		Name of Exhibit
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended April 21, 2007.

*	Filed herewith