Form 10-Q
period 2007-07-14
FLOWERS FOODS INC
filed 2007-08-23
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 17, 2007

Common Stock, $.01 par value with	91,384,527
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	JULY 14, 2007	DECEMBER 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,264	$13,914

Accounts and notes receivable, net of allowances of $846 and $160, respectively	140,481	131,879

Inventories, net:
Raw materials	13,389	12,573
Packaging materials	11,268	10,539
Finished goods	20,907	20,613

	45,564	43,725

Spare parts and supplies	27,753	25,724

Deferred taxes	10,293	11,679

Other	24,153	15,195

	261,508	242,116

Net Property, Plant and Equipment	461,430	464,442

Notes Receivable	83,803	74,428

Assets Held for Sale — Distributor Routes	14,986	22,908

Other Assets	16,898	3,038

Goodwill	75,537	75,537

Other Intangible Assets, net	22,862	24,121

	$937,024	$906,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$6,936	$7,406
Accounts payable	98,162	90,945
Other accrued liabilities	99,451	86,891

	204,549	185,242

Long-Term Debt and Capital Leases	28,020	79,126

Other Liabilities:
Post-retirement/post-employment obligations	—	146
Deferred taxes	48,657	47,394
Other	32,846	25,949

	81,503	73,489

Minority Interest in Variable Interest Entity	7,577	5,870

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued
Preferred stock — $.01 par value, 900,000 authorized and none issued
Common stock — $.01 par value, 120,000,000 authorized shares, 101,659,924 shares and 67,775,496 shares issued, respectively	1,017	678
Treasury stock — 10,275,398 shares and 7,324,865 shares, respectively	(151,846)	(162,368)
Capital in excess of par value	483,130	482,157
Retained earnings	282,475	250,616
Accumulated other comprehensive income (loss)	599	(8,220)

	615,375	562,863

	$937,024	$906,590

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Sales	$477,838	$445,772	$1,087,785	$1,009,385
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	244,942	224,025	551,894	503,360
Selling, marketing and administrative expenses	183,592	176,016	421,555	406,795
Depreciation and amortization	15,116	15,113	35,233	33,939
Gain on insurance recovery	—	—	—	(654)

Income from operations	34,188	30,618	79,103	65,945
Interest expense	740	987	2,149	2,412
Interest income	(2,672)	(2,273)	(6,014)	(5,219)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	36,120	31,904	82,968	68,752
Income tax expense	12,914	11,566	29,414	25,335

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	23,206	20,338	53,554	43,417
Minority interest in variable interest entity	(1,016)	(614)	(2,871)	(1,433)

Income from continuing operations before cumulative effect of a change in accounting principle	22,190	19,724	50,683	41,984
Income from discontinued operations, net of income tax of $778	—	—	—	1,222

Income before cumulative effect of a change in accounting principle	22,190	19,724	50,683	43,206
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	—	—	—	(568)

Net income	$22,190	$19,724	$50,683	$42,638

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.24	$0.21	$0.56	$0.46
Income from discontinued operations, net of income tax	—	—	—	0.02
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(0.01)

Net income per share	$0.24	$0.21	$0.56	$0.47

Weighted average shares outstanding	90,761	91,793	90,633	91,512

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.24	$0.21	$0.55	$0.45
Income from discontinued operations, net of income tax	—	—	—	0.02
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(0.01)

Net income per share	$0.24	$0.21	$0.55	$0.46

Weighted average shares outstanding	92,413	93,012	92,148	92,988

Cash dividends paid per common share	$0.125	$0.083	$0.208	$0.15

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Total
	(Amounts in thousands, except for share data)
Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$562,863
Cumulative effect of a change in accounting principle — FIN 48 (See Note 13)					(382)				(382)
Cumulative effect of a change in accounting principle — SFAS 158 (See Note 12)					657	5,036			5,693
Net Income	$50,683				50,683				50,683
Derivative instruments	3,673					3,673			3,673
Amortization of prior service costs	110					110			110

Comprehensive income	$54,466

Adjustment for 3-for-2 stock split (Note 1)		33,884,428	339	(339)			(3,425,133)		0
Exercise of stock options (includes income tax benefits of $2,547)				(1,120)			325,200	7,210	6,090
Issuance of restricted stock award				(3,312)			149,400	3,312	0
Amortization of restricted/deferred stock awards				2,816					2,816
Stock option compensation				2,928					2,928
Dividends paid — $0.208 per common share					(19,099)				(19,099)

Balances at July 14, 2007		101,659,924	$1,017	$483,130	$282,475	$599	(10,275,398)	$(151,846)	$615,375

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$50,683	$42,638
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	930
Stock based compensation	10,478	5,025
Depreciation and amortization	35,233	33,939
Deferred income taxes	(1,408)	(5,868)
Provision for inventory obsolescence	497	422
Allowances for accounts receivable	662	492
Minority interest in variable interest entity	2,871	1,433
Other	(225)	(793)
Changes in assets and liabilities:
Accounts and notes receivable, net	(8,509)	(19,363)
Inventories, net	(2,336)	(1,184)
Other assets	1,870	24,409
Pension contributions	—	(14,000)
Accounts payable and other accrued liabilities	13,198	5,788

NET CASH PROVIDED BY OPERATING ACTIVITIES	103,014	73,868

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(33,445)	(32,296)
Purchase of notes receivable	(10,130)	(1,437)
Acquisitions, net of cash acquired	—	(887)
Other	1,379	(2,132)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(42,196)	(36,752)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(19,099)	(13,850)
Exercise of stock options	3,544	5,981
Income tax benefit related to stock awards	2,547	8,132
Stock repurchases	—	(40,162)
Change in book overdraft	3,116	751
Payment of financing fees	—	(333)
Proceeds from debt borrowings	110,500	216,300
Debt and capital lease obligation payments	(162,076)	(207,292)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(61,468)	(30,473)

Net (decrease) increase in cash and cash equivalents	(650)	6,643
Cash and cash equivalents at beginning of period	13,914	11,001

Cash and cash equivalents at end of period	$13,264	$17,644

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 14, 2007 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2007 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2007 (sixteen weeks), second quarter ended July 14, 2007 (twelve weeks), third quarter ending October 6, 2007 (twelve weeks) and fourth quarter ending December 29, 2007 (twelve weeks).
STOCK SPLIT — On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006 _
	(Percent of Sales)		(Percent of Sales)
Flowers Bakeries	17.6%	16.8%	17.1%	16.2%
Flowers Specialty	2.6	2.5	2.7	2.6

Total	20.2%	19.3%	19.8%	18.8%

2. DISCONTINUED OPERATIONS
     On April 23, 2003, the company sold its Mrs. Smith’s Bakeries frozen dessert business (“Mrs. Smith’s”) to The Schwan Food Company (“Schwan”). During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s during the company’s ownership.
     There were no revenues or results of operations recorded for the discontinued operations in the twelve or twenty-eight weeks ended July 14, 2007 and July 15, 2006.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). The company adopted SFAS 158 as of the end of fiscal 2006, however comprehensive income for interim periods in fiscal 2006 continued to include minimum pension liability adjustments pursuant to SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $25.1 million and $54.5 million for the twelve and twenty-eight weeks ended July 14, 2007, respectively. Total comprehensive income was $20.6 million and $48.1 million for the twelve and twenty-eight weeks ended July 15, 2006, respectively.
     During the twenty-eight weeks ended July 14, 2007, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2007
Accumulated other comprehensive loss, December 30, 2006	$(8,220)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $447	714
Reclassified to earnings, net of income tax of $(406)	(649)
Effective portion of change in fair value of hedging instruments, net of income tax of $2,258	3,608
Amortization of prior service costs, net of income tax of $69	110
Cumulative effect of a change in accounting principle, net of income tax of $3,153 (See Note 12)	5,036

Accumulated other comprehensive income, July 14, 2007	$599

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     There were no changes in the carrying amount of goodwill for the twenty-eight weeks ended July 14, 2007. The balance as of July 14, 2007 is as follows (amounts in thousands):

Flowers Bakeries	$71,861
Flowers Specialty	3,676

Total	$75,537

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the twenty-eight weeks ended July 14, 2007, are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 30, 2006	$19,626	$4,495	$24,121
Amortization expense	(862)	(397)	(1,259)

Balance as of April 21, 2007	$18,764	$4,098	$22,862

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
     As of July 14, 2007, the company’s hedge portfolio contained commodity derivatives with a fair value of $8.5 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 14, 2007 or December 30, 2006 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at July 14, 2007 and December 30, 2006 (amounts in thousands):

	JULY 14, 2007	DECEMBER 30, 2006
Unsecured credit facility	$5,000	$51,800
Capital lease obligations	24,823	28,108
Other notes payable	5,133	6,624

	34,956	86,532
Less current maturities	6,936	7,406

Total long-term debt and capital leases	$28,020	$79,126

     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring June 6, 2011. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $5.0 million in outstanding borrowings under the credit facility at July 14, 2007.

     The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 14, 2007, the company was in compliance with all restrictive financial covenants under the credit facility.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $19.6 million and $16.4 million as of July 14, 2007 and December 30, 2006, respectively.
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
     Following is the effect of the VIE during the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006:

	TWELVE WEEKS ENDED				TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007		JULY 15, 2006		JULY 14, 2007		JULY 15, 2006
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$31,634	3.4%	$32,547	3.5%	$31,634	3.4%	$32,547	3.5%
Sales	$3,247	0.7%	$3,599	0.8%	$6,455	0.6%	$6,514	0.6%
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$1,016	2.8%	$614	1.9%	$2,871	3.5%	$1,433	2.1%
     The assets consist primarily of $22.8 million and $23.8 million as of July 14, 2007 and July 15, 2006, respectively, of transportation equipment recorded as capital lease obligations.
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
10. EARNINGS PER SHARE
     On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

     The following table calculates basic earnings per common share and diluted earnings per common share for the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,190	$19,724	$50,683	$41,984

Basic weighted average shares outstanding	90,761	91,793	90,633	91,512

Basic earnings per common share	$0.24	$0.21	$0.56	$0.46

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,190	$19,724	$50,683	$41,984

Basic weighted average shares outstanding	90,761	91,793	90,633	91,512
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,652	1,219	1,515	1,476

Diluted weighted average shares outstanding	92,413	93,012	92,148	92,988

Diluted earnings per common share	$0.24	$0.21	$0.55	$0.45

     Stock options to purchase 831,525 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 14, 2007 because their effect would have been anti-dilutive. Stock options to purchase 653,100 shares of common stock were not included in the compensation of diluted earnings per share for the twelve and twenty-eight weeks ended July 15, 2006 because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     The company accounts for its stock-based compensation in accordance with SFAS 123R, Share-Based Payment (“SFAS 123R”).
     Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 14,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     On February 5, 2007 and during fiscal 2006, fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 831,525 shares, 655,950 shares, 3,207,263 shares and 5,167,800 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 455,625 shares were granted to non-employee directors. In order to exercise these options, the optionees are required to pay the market value (calculated as the average high/low trading value on the date of grant for the 2001, 2003 and 2006 awards and the closing market price on the date of grant for the 2007 award), which was $19.57 for the fiscal 2007 grant, $18.68 for the fiscal 2006 grant, $9.34 for the fiscal 2003 grant and $4.21 for the fiscal 2001 grant. During fiscal 2005, the NQSOs awarded in fiscal 2001 vested. As of July 14, 2007, there were 165,562 NQSOs outstanding with an exercise price of $4.21, 2,791,893 NQSOs outstanding with an exercise price of $9.34, which vested on July 16, 2007, 653,100 NQSOs outstanding with an exercise price of $18.68, which will vest in January 2009 and 831,525 NQSO’s outstanding with an exercise price of $19.57, which will vest in February 2010.

     The stock option activity for the twenty-eight weeks ended July 14, 2007 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 30, 2006	4,098	$10.37
Granted	831	$19.57
Exercised	(488)	$7.26

Outstanding at July 14, 2007	4,441	$12.44

Exercisable at July 14, 2007	413

Weighted average exercise price of options granted during the twenty-eight weeks ended July 14, 2007	$19.57

     As of July 14, 2007, all options outstanding under the EPIP had an average exercise price of $12.44 and a weighted average remaining contractual life of 5.9 years.
     During the twelve weeks ended July 14, 2007 and July 15, 2006, the company recorded stock-based compensation expense of $1.3 million and $0.9 million, respectively, relating to NQSOs. During the twenty-eight weeks ended July 14, 2007 and July 15, 2006, the company recorded stock-based compensation expense of $2.9 million and $2.1 million, respectively, relating to NQSOs. This expense was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	2003 Grant	2006 Grant	2007 Grant
Weighted average fair value per share ($)	4.10	6.20	6.30
Dividend yield (%)	1.61	1.60	1.70
Expected volatility (%)	36.89	36.00	33.90
Risk-free interest rate (%)	4.35	4.25	4.74
Expected option life (years)	10.00	5.00	5.00
The following is a description of the methods used to arrive at the above assumptions:
2003 Grant:
Dividend yield — estimated dividend yield based on an annual dividend of $0.18.
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
     As of July 14, 2007, there was $6.4 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
     Cash received from option exercises for the twenty-eight weeks ended July 14, 2007 and July 15, 2006 was $3.5 million and $6.0 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $2.5 million and $8.1 million, respectively, for the twenty-eight weeks ended July 14, 2007 and July 15, 2006. The total intrinsic value of stock options exercised was $6.6 million and $20.6 million for the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.2 million in compensation expense during the twelve and twenty-eight weeks ended July 14, 2007, respectively, and $0.1 million and $0.2 million for the twelve and twenty-eight weeks ended July 15, 2006, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006 and fiscal 2005, non-employee directors were granted an aggregate of 38,460 shares and 44,010 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million and $0.6 million, respectively. These shares become fully vested on the first anniversary of the date of grant. The company recorded $0.1 million and $0.2 million in compensation expense during the twelve weeks ended July 14, 2007 and July 15, 2006, respectively, and $0.3 million and $0.4 million of compensation expense during the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively, related to this restricted stock.
     On February 5, 2007 and January 3, 2006 certain key employees were granted an aggregate of 224,100 shares of performance-contingent restricted stock at a grant price of $19.57 and an aggregate of 203,550 shares of performance-contingent restricted stock at a grant price of $18.68, respectively. Vesting generally occurs two years from the date of grant if, on this date, the company’s average “return on invested capital” over the vesting period equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
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
     If the grantee dies, becomes disabled or retires, the performance-contingent restricted stock generally vests immediately. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares. The estimated fair value of the restricted stock granted in 2007 and 2006 is $20.98 and $19.44, respectively. The company recorded expense of $1.0 million and $0.5 million for the twelve weeks ended July 14, 2007 and July 15, 2006, respectively, and $2.1 million and $1.1 million of compensation expense during the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively, related to these restricted stock awards. The fair value estimate was determined using a

Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the twenty-eight weeks ended July 14, 2007 is set forth below (amounts in thousands, except price data):

		Weighted average fair
	Number of shares	value
Beginning balance at December 30, 2006	354	$16.91
Granted	224	$20.98
Vested	(38)	$19.50

Ending balance at July 14, 2007	540	$18.42

     As of July 14, 2007, there was $4.7 million of total unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.3 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. Subsequent to the end of the second quarter of fiscal 2007, on July 20, 2007 the company paid $9.4 million in cash as a result of the vesting of an employee stock appreciation rights award granted in 2003. The company records compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended July 14, 2007 and July 15, 2006, the company recorded compensation expense of $1.1 million and $0.3 million, respectively, and $3.7 million and $1.1 million of compensation expense during the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively, related to these rights.
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended July 14, 2007 and July 15, 2006 the company recorded expense of $0.2 million and a credit of $0.1 million, respectively, and $1.0 million and $0.1 million of expense during the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively, related to these rights.
     The fair value of the rights at July 14, 2007 ranged from $23.68 to $29.45. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 14, 2007: dividend yield 1.7%; expected volatility 32.0%; risk-free interest rate 5.07% and expected life of 2.05 years to 4.45 years.
     The rights activity for the twenty-eight weeks ended July 14, 2007 is set forth below (amounts in thousands, except price data):

Beginning balance at December 30, 2006	929
Rights exercised	(15)
Rights forfeited	(30)

Ending balance at July 14, 2007	884

Weighted average — grant date fair value	$9.81

Deferred Stock
     The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock vests two years from the date of grant and is delivered to the grantee at a designated time selected by the grantee at the date of the grant. The company records expense for deferred stock over the two year vesting period based on the closing price of the company’s common stock on the date of grant. On February 5, 2007 and June 5, 2007, 20,520 shares and 34,350 shares, respectively, of deferred stock were granted to certain non-employee directors who elected to convert their retainers. Based on the closing stock price of $19.57 on February 5, 2007 and $23.00 on June 5, 2007, the company recorded expense of $0.1 million and $0.2 million during the twelve and twenty-eight weeks ended July 14, 2007, respectively, relating to deferred stock.

Stock-Based Compensation Expense Summary
     Stock-based compensation expense recognized during the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006 is set forth below (amounts in thousands, except per share data):

	TWELVE WEEKS ENDED		TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Total stock-based compensation expense included in selling, marketing and administrative expenses	$3,905	$1,855	$10,478	$5,025
Income tax effect	1,398	673	3,720	1,849

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$2,507	$1,182	$6,758	$3,176

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)
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
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 14, 2007 as compared to accounts at December 30, 2006 (amounts in thousands):

	AS OF
	JULY 14,	DECEMBER 30,
	2007	2006
Noncurrent benefit asset	$19,630	$7,475
Current benefit liability	$390	$390
Noncurrent benefit liability	$7,393	$7,621
Accumulated other comprehensive loss	$4,483	$9,630

     The amounts above include activity for the twenty-eight weeks of fiscal 2007 as well as adjustments relating to the elimination of the early measurement date.
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 14, 2007, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension income for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Service cost	$60	$58	$140	$1,696
Interest cost	3,770	3,615	8,796	8,525
Expected return on plan assets	(5,307)	(4,798)	(12,383)	(11,196)
Amortization of net loss	—	6	—	14

Total net periodic benefit income	$(1,477)	$(1,119)	$(3,447)	$(961)

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Service cost	$70	$74	$163	$174
Interest cost	90	91	210	207
Amortization of prior service cost	77	77	179	179
Amortization of net loss	—	5	—	11

Total net periodic benefit cost	$237	$247	$552	$571

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended July 14, 2007 and July 15, 2006, the total cost and contributions were $3.0 million and $2.9 million, respectively. During the twenty-eight weeks ended July 14, 2007 and July 15, 2006, the total cost and contributions were $7.8 million and $6.9 million, respectively.

13. INCOME TAXES
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company as of December 31, 2006. As a result of the adoption of FIN 48, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006. The gross amount of unrecognized benefits was $4.4 million on the date of adoption.
     As of July 14, 2007, the gross amount of unrecognized tax benefits was $4.9 million, exclusive of interest accrued and is recorded in other long-term liabilities on the condensed consolidated balance sheet. This amount (less $2.0 million related to tax imposed in other jurisdictions), if recognized, would impact the effective tax rate.
     The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.8 million and $0.6 million at July 14, 2007 and December 30, 2006, respectively.
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
     The company’s effective tax rate for the second quarter of fiscal 2007 was 35.8%. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
SALES:
Flowers Bakeries	$392,549	$363,900	$888,850	$820,339
Flowers Specialty	105,578	102,614	245,810	237,130
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(14,038)	(15,304)	(33,335)	(35,822)
Sales from Flowers Bakeries to Flowers Specialty	(6,251)	(5,438)	(13,540)	(12,262)

	$477,838	$445,772	$1,087,785	$1,009,385

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$12,178	$12,113	$28,385	$26,991
Flowers Specialty	2,969	3,030	6,937	7,070
Unallocated	(31)	(30)	(89)	(122)

	$15,116	$15,113	$35,233	$33,939

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$33,354	$32,121	$78,471	$71,006
Flowers Specialty	6,882	3,736	15,013	8,715
Unallocated	(6,048)	(5,239)	(14,381)	(13,776)
Interest income, net	1,932	1,286	3,865	2,807

	$36,120	$31,904	$82,968	$68,752

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 12 Weeks Ended July 14, 2007			For the 12 Weeks Ended July 15, 2006
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$229,510	$22,855	$252,365	$213,400	$22,979	$236,379
Store Branded Retail	54,582	10,705	65,287	47,614	10,638	58,252
Foodservice and Other	102,206	57,980	160,186	97,448	53,693	151,141

Total	$386,298	$91,540	$477,838	$358,462	$87,310	$445,772

	For the 28 Weeks Ended July 14, 2007			For the 28 Weeks Ended July 15, 2006
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$517,263	$51,925	$569,188	$477,080	$52,481	$529,561
Store Branded Retail	116,545	24,819	141,364	101,048	25,327	126,375
Foodservice and Other	241,502	135,731	377,233	229,949	123,500	353,449

Total	$875,310	$212,475	$1,087,785	$808,077	$201,308	$1,009,385

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week period’s ended July 14, 2007 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the twelve and twenty-eight weeks ended July 14, 2007 increased 7.2% and 7.8%, respectively, as compared to the twelve and twenty-eight weeks ended July 15, 2006. Contributing to these increases were increased pricing, the February 2006 Derst acquisition and product mix shifts.
     For the twelve weeks ended July 14, 2007, the company reported diluted net income per share of $0.24, a 14.3% increase over the $0.21 reported for the twelve weeks ended July 15, 2006. Net income was $22.2 million for the twelve weeks ended July 14, 2007, an increase of 12.5% as compared to $19.7 million for the twelve weeks ended July 15, 2006.
     For the twenty-eight weeks ended July 14, 2007, the company reported diluted income per share from continuing operations before cumulative effect of a change in accounting principle of $0.55, a 22.2% increase over the $0.45 reported for the twenty-eight weeks ended July 15, 2006. Income from continuing operations before cumulative effect of a change in accounting principle was $50.7 million for the twenty-eight weeks ended July 14, 2007, an increase of 20.7% as compared to $42.0 million for the twenty-eight weeks ended July 15, 2006. Diluted net income per share for the twenty-eight weeks ended July 14, 2007 was $0.55 as compared to $0.46 per share for the twenty-eight weeks ended July 15, 2006, a 19.6% increase. For the twenty-eight weeks ended July 14, 2007, net income was $50.7 million, an 18.9% increase over $42.6 million reported for the twenty-eight weeks ended July 15, 2006.
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
MATTERS AFFECTING ANALYSIS:
     Stock Split. On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
     Insurance Proceeds from Losses Incurred from Hurricane Katrina. On August 29, 2005, Hurricane Katrina struck the gulf coast of the United States and caused catastrophic damage to the area, particularly New Orleans, Louisiana. The company operates a bakery in New Orleans that was affected by the hurricane. The New Orleans bakery was out of operation until December 8, 2005 due to the many problems in the New Orleans area that were not within the company’s control. During the second quarter of fiscal 2006, the company received insurance proceeds of $1.7 million primarily for business interruption during the twenty-eight weeks of fiscal 2006. Of these proceeds, $1.0 million and $0.7 million were allocated to materials, supplies, labor and other production costs and to selling, marketing and administrative expenses, respectively.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight week periods ended July 14, 2007 and July 15, 2006, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 14, 2007	JULY 15, 2006	JULY 14, 2007	JULY 15, 2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	48.74	49.74	49.26	50.13
Selling, marketing and administrative expenses	38.42	39.48	38.75	40.30
Depreciation and amortization	3.16	3.39	3.24	3.36
Gain on insurance recovery	—	—	—	(0.06)
Interest income, net	(0.40)	(0.29)	(0.36)	(0.28)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.56	7.16	7.63	6.81
Income tax expense	2.70	2.59	2.70	2.51
Minority interest in variable interest entity	(0.21)	(0.14)	(0.26)	(0.14)
Discontinued operations	—	—	—	0.12
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
Net income	4.65%	4.43%	4.67%	4.22%

CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 14, 2007 COMPARED TO TWELVE WEEKS ENDED JULY 15, 2006
Consolidated Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 14, 2007		July 15, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$252,365	52.8%	$236,379	53.0%	6.8%
Store Branded Retail	65,287	13.7	58,252	13.1	12.1%
Foodservice and Other	160,186	33.5	151,141	33.9	6.0%

Total	$477,838	100.0%	$445,772	100.0%	7.2%

     The 7.2% increase in sales was attributable to price increases of 5.6%, favorable product mix shifts of 1.8%, partially offset by volume declines of 0.2%. The 1.6% net increase in mix and volume resulted from a slight product mix shift from lower margin cake products to higher margin bread products. The increase in branded retail sales was due primarily to increases in pricing. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases and, to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by volume declines.
Flowers Bakeries Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 14, 2007		July 15, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$229,510	59.4%	$213,400	59.5%	7.5%
Store Branded Retail	54,582	14.1	47,614	13.3	14.6%
Foodservice and Other	102,206	26.5	97,448	27.2	4.9%

Total	$386,298	100.0%	$358,462	100.0%	7.8%

     The 7.8% increase in sales was attributable to price increases of 5.5% and volume increases of 2.3%. The increase in branded retail sales was due to price increases, and to a lesser extent, volume increases. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases.
Flowers Specialty Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	July 14, 2007		July 15, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$22,855	25.0%	$22,979	26.3%	(0.5)%
Store Branded Retail	10,705	11.7	10,638	12.2	0.6%
Foodservice and Other	57,980	63.3	53,693	61.5	8.0%

Total	$91,540	100.0%	$87,310	100.0%	4.8%

     The 4.8% increase in sales was attributable to price increases of 6.5% and favorable product mix shifts of 4.1%, partially offset by volume declines of 5.8%. The volume decline was primarily due to the shift from single unit snack cakes to multi-pack snack cakes and lower sales to vending customers. The slight decrease in branded retail sales was primarily the result of volume declines and a shift in product mix from branded products to foodservice. The slight increase in store branded retail sales was primarily due to price increases, partially offset by a shift in product mix from branded products to foodservice items. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the second quarter of fiscal 2007 was $232.9 million, or 5.0% higher than gross margin reported for the same period of the prior year of $221.7 million. As a percent of sales, gross margin was 48.7% as compared to 49.7% for the second quarter of fiscal 2006. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, increased rent expense and the receipt of the insurance proceeds in the prior year. These negative items were partially offset by pricing gains, lower packaging and labor costs as a percent of sales and start-up costs in the prior year relating to two new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year quarter. The company has been able to partially offset these cost increases through pricing actions, but cannot guarantee to what extent we will be able to continue these actions in the future. The company enters into forward purchase agreements and derivative financial instruments to help partially offset increases in ingredient costs. Any decrease in the availability of these agreements and instruments, or an unexpected significant rise in commodity costs could increase the price of these raw materials and significantly affect our earnings.
     Flowers Bakeries’ gross margin decreased to 53.4% of sales for the second quarter of fiscal 2007, compared to 54.8% of sales for the prior year’s second quarter. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, increased rent expense and the receipt of the insurance proceeds in the prior year, partially offset by pricing gains and the start-up costs in the prior year discussed above.
     Flowers Specialty’s gross margin increased slightly to 29.2% of sales for the second quarter of fiscal 2007, compared to 29.1% of sales for the same period of fiscal 2006. This increase as a percent of sales was primarily a result of lower packaging and labor costs, partially offset by increased outsourcing of production.
     Selling, Marketing and Administrative Expenses. For the second quarter of fiscal 2007, selling, marketing and administrative expenses were $183.6 million, or 38.4% of sales as compared to $176.0 million, or 39.5% of sales reported for the second quarter of fiscal 2006. This decrease as a percent of sales was due to increased sales, lower labor costs and distribution costs as a percent of sales and higher pension income. Lower distribution costs were primarily the result of increased capacity closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. Pension income increased as a result of improved investment performance and contributions made by the company in prior years. These positive items were partially offset by increased stock-based compensation expense and receipt of the insurance proceeds in the prior year. Stock-based compensation expense increased $2.1 million as a result of a 4.9% increase in the company’s stock price during the second quarter of fiscal 2007, which affected the company’s stock appreciation rights expense, and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $160.6 million, or 41.6% of sales during the second quarter of fiscal 2007, as compared to $152.1 million, or 42.4% of sales during the same period of fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower labor and distribution costs as a percent of sales, partially offset by the increased stock-based compensation expense discussed above and receipt of the insurance proceeds in the prior year.
     Flowers Specialty’s selling, marketing and administrative expenses were $16.9 million, or 18.5% of sales during the second quarter of fiscal 2007, as compared to $18.7 million, or 21.4% of sales during the second quarter of fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower distribution and advertising costs.
     Depreciation and Amortization. Depreciation and amortization expense remained unchanged at $15.1 million for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.
     Flowers Bakeries’ depreciation and amortization expense remained relatively unchanged at $12.2 million for the second quarter of fiscal 2007 as compared to the same period of fiscal 2006.
     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged at $3.0 million for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.
     Net Interest Income. For the second quarter of fiscal 2007, net interest income was $1.9 million, an increase of $0.6 million from the second quarter of fiscal 2006, which was $1.3 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the February 2006 Derst acquisition and a decrease in interest expense due to lower average debt outstanding under the company’s credit facility.
     Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest for the second quarter of fiscal 2007 was $36.1 million, an increase of $4.2 million from the $31.9 million reported for the second quarter of fiscal 2006.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $1.3 million and $3.1 million, respectively, partially offset by an increase in unallocated corporate expenses of $0.8 million. Also contributing to the increase was an increase in net interest income of $0.6 million. The increase at Flowers Bakeries was primarily attributable to higher sales and start-up costs incurred during fiscal 2006 as discussed above, partially offset by increased ingredient costs and the insurance proceeds received in the prior year. The increase at Flowers Specialty was primarily a result of higher sales and lower labor, packaging and distribution costs. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense. See Net Interest Income above for a discussion of the increase in this area.
     Income Taxes. The effective tax rate for the second quarter of fiscal 2007 was 35.8% compared to 36.3% in the second quarter of the prior year. This decrease primarily relates to increases in the Section 199 qualifying production activities deduction and the non-taxable earnings from the variable interest entity. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
TWENTY-EIGHT WEEKS ENDED JULY 14, 2007 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 15, 2006
     Consolidated Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 14, 2007		July 15, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$569,188	52.3%	$529,561	52.5%	7.5%
Store Branded Retail	141,364	13.0	126,375	12.5	11.9%
Foodservice and Other	377,233	34.7	353,449	35.0	6.7%

Total	$1,087,785	100.0%	$1,009,385	100.0%	7.8%

     The 7.8% increase in sales was attributable to price increases of 6.1%, favorable product mix shifts of 1.6% and unit volume increases of 0.1%. The 1.7% increase in mix and volume resulted from the February 2006 acquisition of Derst Baking Company, which contributed 0.7%, and a slight product mix shift from lower margin cake products to higher margin bread products. The increase in branded retail sales was due primarily to increases in pricing and the Derst acquisition. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases, and to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by unit volume declines.
Flowers Bakeries Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 14, 2007		July 15, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$517,263	59.1%	$477,080	59.0%	8.4%
Store Branded Retail	116,545	13.3	101,048	12.5	15.3%
Foodservice and Other	241,502	27.6	229,949	28.5	5.0%

Total	$875,310	100.0%	$808,077	100.0%	8.3%

     The 8.3% increase in sales was attributable to price increases of 6.1% and volume increases of 2.4%, partially offset by product mix shifts of 0.2%. The Derst acquistion contributed 0.9% of the total increase. The increase in branded retail sales was due to price increases and the Derst acquisition. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing. The increase in foodservice and other sales was primarily due to price increases.
     Flowers Specialty Sales.

	For the 28 Weeks Ended		For the 28 Weeks Ended
	July 14, 2007		July 15, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$51,925	24.4%	$52,481	26.1%	(1.1)%
Store Branded Retail	24,819	11.7	25,327	12.6	(2.0)%
Foodservice and Other	135,731	63.9	123,500	61.3	9.9%

Total	$212,475	100.0%	$201,308	100.0%	5.6%

     The 5.6% increase in sales was attributable to price increases of 6.4% and favorable product mix shifts of 4.0%, partially offset by volume declines of 4.8%. The decrease in branded retail sales was primarily the result of volume declines and a shift in product mix from branded products to foodservice. The decrease in store branded retail sales was primarily due to a shift in product mix from branded products to foodservice items, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable product mix shifts and pricing.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twenty-eight weeks of fiscal 2007 was $535.9 million, or 5.9% higher than gross margin reported for the same period of the prior year of $506.0 million. As a percent of sales, gross margin was 49.3% as compared to 50.1% for the twenty-eight weeks of fiscal 2006. This decrease as a percent of sales was primarily due to significantly higher ingredient costs and increased rent expense, partially offset by pricing gains, lower packaging and labor costs as a percent of sales and start-up costs in the prior year relating to three new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.
     Flowers Bakeries’ gross margin decreased to 54.1% of sales for the twenty-eight weeks of fiscal 2007, compared to 55.2% of sales for the same period in the prior year. This decrease as a percent of sales was primarily due to higher ingredient costs and increased rent expense, partially offset by pricing gains and the start-up costs in the prior year related to three new production lines.
     Flowers Specialty’s gross margin decreased to 29.2% of sales for the twenty-eight weeks of fiscal 2007, compared to 29.6% of sales for the same period of fiscal 2006. This decrease as a percent of sales was primarily a result of more outsourcing of production, partially offset by lower packaging and labor costs.
     Selling, Marketing and Administrative Expenses. For the twenty-eight weeks of fiscal 2007, selling, marketing and administrative expenses were $421.6 million, or 38.8% of sales as compared to $406.8 million, or 40.3% of sales reported for the twenty-eight weeks of fiscal 2006. This decrease as a percent of sales was due to increased sales, higher pension income and lower distribution costs, partially offset by increased stock-based compensation expense. Pension income increased as a result of improved investment performance and contributions made by the company in prior years. The improvement in distribution expense was primarily the result of higher costs in the first quarter of fiscal 2006 relating to the transition to a new centralized distribution center at Flowers Specialty and increased capacity closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. The $5.5 million increase in stock-based compensation was the result of a 26.5% increase in the company’s stock price during the twenty-eight weeks of fiscal 2007, which affected the company’s stock appreciation rights expense, and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $366.9 million, or 41.9% of sales during the twenty-eight weeks of fiscal 2007, as compared to $348.4 million, or 43.1% of sales during the same period of fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower labor and distribution costs as a percent of sales, partially offset by increased stock-based compensation expense discussed above.

     Flowers Specialty’s selling, marketing and administrative expenses were $40.2 million, or 18.9% of sales during the twenty-eight weeks of fiscal 2007, as compared to $43.8 million, or 21.8% of sales during the same time period of fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs. The decrease in distribution costs was the result of costs incurred in fiscal 2006 associated with the transition to a new centralized distribution center.
     Depreciation and Amortization. Depreciation and amortization expense was $35.2 million for the twenty-eight weeks of fiscal 2007, an increase of 3.8% from the twenty-eight weeks of fiscal 2006, which was $33.9 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $28.4 million for the twenty-eight weeks of fiscal 2007 from $27.0 million in the same period of fiscal 2006. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2006 and the amortization of a trademark and customer relationships associated with the February 2006 acquisition of Derst Baking Company.
     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged at $7.0 million for the twenty-eight weeks of fiscal 2007 as compared to the same period of fiscal 2006.
     Gain on Insurance Recovery. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $1.1 million were received during the twenty-eight weeks ended July 15, 2006 under the company’s insurance policy. The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million.
     Net Interest Income. For the twenty-eight weeks of fiscal 2007, net interest income was $3.9 million, an increase of $1.1 million from the same period of fiscal 2006, which was $2.8 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the Derst acquisition and a decrease in interest expense due to lower average debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle for the twenty-eight weeks of fiscal 2007 was $83.0 million, an increase of $14.2 million from the $68.8 million reported for the twenty-eight weeks of fiscal 2006.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $7.5 million and $6.3 million, respectively, offset by an increase in unallocated corporate expenses of $0.6 million. Also contributing to the increase was an increase in net interest income of $1.0 million. The increase at Flowers Bakeries was primarily attributable to higher sales, and start-up costs incurred during the prior year as discussed above. The increase at Flowers Specialty was primarily a result of higher sales, and lower distribution costs as a result of the transition in the first quarter of fiscal 2006 to a new centralized distribution center. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense. See Net Interest Income above for a discussion of the increase in this area.
     Income Taxes. The effective tax rate for the twenty-eight weeks of fiscal 2007 was 35.5% compared to 36.8% in the same period of the prior year. This decrease primarily relates to increases in the Section 199 qualifying production activities deduction and the non-taxable earnings from the variable interest entity. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Minority Interest. See discussion of minority interest above.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $13.3 million at July 14, 2007 from $13.9 million at December 30, 2006. The decrease was a result of $103.0 million provided by operating activities, offset by $42.1 million and $61.5 million disbursed for investing activities and financing activities, respectively.
     Cash Flows Provided by Operating Activities. Net cash of $103.0 million provided by operating activities during the twenty-eight weeks ended July 14, 2007 consisted primarily of $50.7 million in net income, adjusted for certain non-cash items of $48.1 million and positive working capital of $4.2 million.
     Subsequent to the end of the second quarter, on July 16, 2007, the company’s outstanding employee stock appreciation rights granted in 2003 vested. On July 20, 2007, cash of $9.4 million was paid to grantees.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 14, 2007 of $42.1 million consisted primarily of capital expenditures of $33.4 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $26.0 million and $5.6 million, respectively. The company estimates capital expenditures of approximately $63.0 million to $64.0 million during fiscal 2007. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $61.5 million during the twenty-eight weeks ended July 14, 2007 consisted primarily of dividends paid of $19.1 million and net debt repayments of $51.6 million, partially offset by proceeds of $3.5 million from the exercise of stock options.
Credit Facility
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires June 6, 2011. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 14, 2007 and December 30, 2006, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the credit facility were $5.0 million at July 14, 2007. Subsequent to the end of the second quarter of fiscal 2007, the company repaid these borrowings.
     Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On June 1, 2007, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on June 29, 2007 to shareholders of record on June 15, 2007. This dividend payment was $11.5 million, bringing dividends paid to $19.1 million for the twenty-eight weeks ended July 14, 2007.
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks of fiscal 2007, no shares of the company’s common stock were purchased under the plan. From the inception of the plan through July 14, 2007, 17.6 million shares at a cost of $247.1 million have been purchased under the plan.
     During the first quarter of fiscal 2007, the company paid $20.2 million in performance-based cash awards under the company’s Annual Bonus Plan.
     Subsequent to the end of the second quarter of fiscal 2007, on July 20, 2007, the company paid $9.4 million in cash as a result of the vesting of an employee stock appreciation rights award granted in 2003.
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

COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At July 14, 2007, the fair market value of the company’s commodity derivative portfolio was $8.5 million. Of this fair value, $6.9 million is based on quoted market prices and $1.6 million is based on models and other valuation methods. $9.0 million, $(0.6) million and $0.1 million of this fair value relates to instruments that will be utilized in fiscal 2007, fiscal 2008 and fiscal 2009, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of July 14, 2007, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $7.8 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 14, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 30, 2006 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the twenty-eight weeks of fiscal 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company did not purchase any shares of its common stock during the twenty-eight weeks of fiscal 2007 under the stock repurchase plan. As of July 14, 2007, the maximum number of shares that may yet be purchased under the plan is 5.2 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The company’s Annual Meeting of Shareholders was held on June 1, 2007 in Thomasville, Georgia for the following purposes and with the following voting results:
     (1) To elect four nominees as directors of the company to serve for a term of three years:

	For	Withheld	Broker-Non Votes
Class III Directors:
Franklin L. Burke	45,173,965	12,474,952	—
George E. Deese	45,172,032	12,476,886	—
Manuel A. Fernandez	45,113,955	12,534,963	—
Melvin T. Stith, Ph.D.	45,150,195	12,498,723	—
     (2) To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Flowers Foods for the fiscal year ending December 29, 2007.

For	56,544,728
Against	1,070,691
Abstain	33,496
Broker Non-Votes	0
     Director-nominees received a plurality of votes cast in the election of directors and were elected to serve until 2010. Proposal 2 received a majority of votes cast and passed.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By: Name:	/s/ George E. Deese George E. Deese
Title:	Chairman of the Board, President and Chief Executive Officer

By: Name:	/s/ Jimmy M. Woodward Jimmy M. Woodward
Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date: August 23, 2007

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

*3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc., as amended on June 1, 2007.

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit No		Name of Exhibit
10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.18	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, Suntrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.19	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.20	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.21	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, and Jimmy M. Woodward, Chief Financial Officer, for the Quarter Ended July 14, 2007.

*	Filed herewith