Form 10-Q
period 2007-10-06
FLOWERS FOODS INC
filed 2007-11-15
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 9, 2007

Common Stock, $.01 par value with	92,059,840
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 6, 2007	DECEMBER 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$25,192	$13,914

Accounts and notes receivable, net of allowances of $1,254 and $160, respectively	139,302	131,879

Inventories, net:
Raw materials	13,868	12,573
Packaging materials	11,161	10,539
Finished goods	22,909	20,613

	47,938	43,725

Spare parts and supplies	28,225	25,724

Deferred taxes	3,279	11,679

Other	28,190	15,195

	272,126	242,116

Net Property, Plant and Equipment	460,960	464,442

Notes Receivable	86,474	74,428

Assets Held for Sale — Distributor Routes	13,811	22,908

Other Assets	19,273	3,038

Goodwill	75,537	75,537

Other Intangible Assets, net	22,432	24,121

	$950,613	$906,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$6,773	$7,406
Accounts payable	85,763	90,945
Other accrued liabilities	100,287	86,891

	192,823	185,242

Long-Term Debt and Capital Leases	23,186	79,126

Other Liabilities:
Post-retirement/post-employment obligations	—	146
Deferred taxes	46,460	47,394
Other	35,427	25,949

	81,887	73,489

Minority Interest in Variable Interest Entity	8,365	5,870

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued Preferred stock — $.01 par value, 900,000 authorized and none issued Common stock — $.01 par value, 120,000,000 authorized shares, 101,659,924 shares and 67,775,496 shares issued, respectively	1,017	678
Treasury stock — 9,437,485 shares and 7,324,865 shares, respectively	(143,124)	(162,368)
Capital in excess of par value	483,490	482,157
Retained earnings	293,592	250,616
Accumulated other comprehensive income (loss)	9,377	(8,220)

	644,352	562,863

	$950,613	$906,590

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Sales	$475,225	$441,091	$1,563,010	$1,450,476
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	244,321	222,683	796,215	726,043
Selling, marketing and administrative expenses	181,727	176,992	603,282	583,787
Depreciation and amortization	15,357	14,796	50,590	48,735
Gain on insurance recovery	(718)	(1,598)	(718)	(2,252)

Income from operations	34,538	28,218	113,641	94,163
Interest expense	762	1,222	2,911	3,634
Interest income	(2,747)	(2,273)	(8,761)	(7,492)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	36,523	29,269	119,491	98,021
Income tax expense	12,788	10,425	42,202	35,760

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	23,735	18,844	77,289	62,261
Minority interest in variable interest entity	(1,234)	(1,784)	(4,105)	(3,217)

Income from continuing operations before cumulative effect of a change in accounting principle	22,501	17,060	73,184	59,044
Income from discontinued operations, net of income tax of $778	—	5,509	—	6,731

Income before cumulative effect of a change in accounting principle	22,501	22,569	73,184	65,775
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	—	—	—	(568)

Net income	$22,501	$22,569	$73,184	$65,207

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.25	$0.19	$0.81	$0.65
Income from discontinued operations, net of income tax	—	0.06	—	0.07
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(0.01)

Net income per share	$0.25	$0.25	$0.81	$0.71

Weighted average shares outstanding	91,113	91,185	90,788	91,391

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.24	$0.18	$0.79	$0.64
Income from discontinued operations, net of income tax	—	0.06	—	0.07
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(0.01)

Net income per share	$0.24	$0.24	$0.79	$0.70

Weighted average shares outstanding	92,524	92,364	92,234	92,793

Cash dividends paid per common share	$0.125	$0.083	$0.333	$0.233

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Total
				(Amounts in thousands, except for share data)
Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$562,863
Cumulative effect of a change in accounting principle — FIN 48 (See Note 13)					(382)				(382)
Cumulative effect of a change in accounting principle — SFAS 158 (See Note 12)					657	5,036			5,693
Net Income	$73,184				73,184				73,184
Derivative instruments	12,404					12,404			12,404
Amortization of prior service costs	—					157			157

Comprehensive income	$85,588

Adjustment for 3-for-2 stock split (Note 1)		33,884,428	339	(339)			(3,425,133)		0
Exercise of stock options (includes income tax benefits of $8,504)				(3,313)			1,765,258	28,705	25,392
Issuance of restricted stock award				(3,312)			149,400	3,312	0
Amortization of restricted/deferred stock awards				4,367					4,367
Stock option compensation				3,872					3,872
Restricted stock award reversion				10			(675)	(10)	0
Income tax benefit of restricted stock award vesting				48					48
Stock repurchases							(601,470)	(12,763)	(12,763)
Dividends paid — $0.333 per common share					(30,483)				(30,483)

Balances at October 6, 2007		101,659,924	$1,017	$483,490	$293,592	$9,377	(9,437,485)	$(143,124)	$644,352

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$73,184	$65,207
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash income related to discontinued operations	—	(5,509)
Cumulative effect of a change in accounting principle	—	930
Stock based compensation	12,721	6,715
Depreciation and amortization	50,590	48,735
Deferred income taxes	(3,550)	(3,052)
Provision for inventory obsolescence	727	675
Allowances for accounts receivable	1,114	881
Minority interest in variable interest entity	4,105	3,217
Other	(1,183)	(789)
Changes in assets and liabilities:
Accounts and notes receivable, net	(7,572)	(13,618)
Inventories, net	(4,940)	(3,954)
Other assets	22,418	15,800
Pension contributions	(1,000)	(14,000)
Accounts payable and other accrued liabilities	8,602	1,237

NET CASH PROVIDED BY OPERATING ACTIVITIES	155,216	102,475

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(47,443)	(45,686)
Purchase of notes receivable	(13,011)	(2,204)
Acquisitions, net of cash acquired	—	(887)
Other	1,296	(3,153)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(59,158)	(51,930)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(30,483)	(21,421)
Exercise of stock options	16,885	5,981
Income tax windfall benefit related to stock awards	7,102	8,132
Stock repurchases	(12,763)	(53,176)
Change in book overdraft	(8,948)	(1,146)
Payment of financing fees	—	(391)
Proceeds from debt borrowings	146,500	303,600
Debt and capital lease obligation payments	(203,073)	(273,897)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(84,780)	(32,318)

Net increase in cash and cash equivalents	11,278	18,227
Cash and cash equivalents at beginning of period	13,914	11,001

Cash and cash equivalents at end of period	$25,192	$29,228

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 6, 2007 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2007 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2007 (sixteen weeks), second quarter ended July 14, 2007 (twelve weeks), third quarter ended October 6, 2007 (twelve weeks) and fourth quarter ending December 29, 2007 (twelve weeks).
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 6, 2007 and October 7, 2006. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
	(Percent of Sales)		(Percent of Sales)
Flowers Bakeries	17.7%	16.6%	17.3%	16.3%
Flowers Specialty	2.5	2.6	2.6	2.6

Total	20.2%	19.2%	19.9%	18.9%

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
     There were no revenues or results of operations recorded for the discontinued operations in the twelve or forty weeks ended October 6, 2007 and October 7, 2006.
3. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). The company adopted SFAS 158 as of the end of fiscal 2006, however comprehensive income for interim periods in fiscal 2006 continued to include minimum pension liability adjustments pursuant to SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $31.1 million and $85.6 million for the twelve and forty weeks ended October 6, 2007, respectively. Total comprehensive income was $16.3 million and $64.4 million for the twelve and forty weeks ended October 7, 2006, respectively.
     During the forty weeks ended October 6, 2007, changes to accumulated other comprehensive income (loss), net of income tax, were as follows (amounts in thousands):

2007
Accumulated other comprehensive loss, December 30, 2006	$(8,220)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $4,259	6,803
Reclassified to earnings, net of income tax of $(598)	(955)
Effective portion of change in fair value of hedging instruments, net of income tax of $4,104	6,556
Amortization of prior service costs, net of income tax of $99	157
Cumulative effect of a change in accounting principle, net of income tax of $3,153 (See Note 12)	5,036

Accumulated other comprehensive income, October 6, 2007	$9,377

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     There were no changes in the carrying amount of goodwill for the forty weeks ended October 6, 2007. The balance as of October 6, 2007 is as follows (amounts in thousands):

Flowers Bakeries	$71,861
Flowers Specialty	3,676

Total	$75,537

     The changes in the carrying amount of intangible assets, which consist primarily of trademarks, customer-related intangibles and non-compete agreements, for the forty weeks ended October 6, 2007, are as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total
Balance as of December 30, 2006	$19,626	$4,495	$24,121
Amortization expense	(1,230)	(459)	(1,689)

Balance as of October 6, 2007	$18,396	$4,036	$22,432

     Estimated amortization expense for fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011 is $2.0 million, $1.5 million, $1.5 million, $1.4 million and $1.4 million, respectively.
5. NEW ACCOUNTING PRONOUNCEMENTS
     Fair Value Measurements. On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008), and interim periods within those fiscal years. The company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect upon adoption date is expected.
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
     As of October 6, 2007, the company’s hedge portfolio contained commodity derivatives with a net fair value of $13.2 million, which is recorded in other current and long-term assets and liabilities. The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 6, 2007 or December 30, 2006 that did not qualify for hedge accounting under SFAS 133.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at October 6, 2007 and December 30, 2006 (amounts in thousands):

	OCTOBER 6, 2007	DECEMBER 30, 2006
Unsecured credit facility	$—	$51,800
Capital lease obligations	23,479	28,108
Other notes payable	6,480	6,624

	29,959	86,532
Less current maturities	6,773	7,406

Total long-term debt and capital leases	$23,186	$79,126

     Effective October 5, 2007, the company further amended its credit facility (the “new credit facility”), which was previously amended and restated on June 6, 2006 (“the former credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility with two one-year extension options. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were no outstanding borrowings under the credit facility at October 6, 2007.
     The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 6, 2007, the company was in compliance with all restrictive financial covenants under the new credit facility.
     Subsequent to the end of the third quarter, the company paid financing costs of $0.3 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.
     On June 6, 2006, the company amended its five-year, $250.0 million unsecured revolving loan facility. Under the former credit facility, the company could request to increase its borrowings up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% was due quarterly on all commitments under the former credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility, with the exception of the maximum leverage ratio.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $7.5 million and $16.4 million as of October 6, 2007 and December 30, 2006, respectively.
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
     Following is the effect of the VIE during the twelve and forty weeks ended October 6, 2007 and October 7, 2006:

	TWELVE WEEKS ENDED				FORTY WEEKS ENDED
	OCTOBER 6, 2007		OCTOBER 7, 2006		OCTOBER 6, 2007		OCTOBER 7, 2006
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$32,744	3.4%	$32,453	3.5%	$32,744	3.4%	$32,453	3.5%
Sales	$2,989	0.6%	$3,671	0.8%	$9,444	0.6%	$10,185	0.7%
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	$1,234	3.4%	$1,784	6.1%	$4,105	3.4%	$3,217	3.3%

     The assets consist primarily of $23.7 million and $24.2 million as of October 6, 2007 and October 7, 2006, respectively, of transportation equipment recorded as capital lease obligations.
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
     The following table calculates basic earnings per common share and diluted earnings per common share for the twelve and forty weeks ended October 6, 2007 and October 7, 2006 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Basic Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,501	$17,060	$73,184	$59,044

Basic weighted average shares outstanding	91,113	91,185	90,788	91,391

Basic earnings per common share	$0.25	$0.19	$0.81	$0.65

Diluted Earnings Per Common Share:
Income from continuing operations before cumulative effect of a change in accounting principle	$22,501	$17,060	$73,184	$59,044

Basic weighted average shares outstanding	91,113	91,185	90,788	91,391
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,411	1,179	1,446	1,402

Diluted weighted average shares outstanding	92,524	92,364	92,234	92,793

Diluted earnings per common share	$0.24	$0.18	$0.79	$0.64

     Stock options to purchase 831,525 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 6, 2007 because their effect would have been anti-dilutive. Stock options to purchase 653,100 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 7, 2006 because their effect would have been anti-dilutive.
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
Stock Options
     On February 5, 2007 and during fiscal 2006, fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 831,525 shares, 655,950 shares, 3,207,263 shares and 5,167,800 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 455,625 shares were granted to non-employee directors. In order to exercise these options, the optionees are required to pay the market value (calculated as the average high/low trading value on the date of grant for the 2001, 2003 and 2006 awards and the closing market price on the date of grant for the 2007 award), which was $19.57 for the fiscal 2007 grant, $18.68 for the fiscal 2006 grant, $9.34 for the fiscal 2003 grant and $4.21 for the fiscal 2001 grant. During the third quarter of fiscal 2007, the NQSO’s awarded in fiscal 2003 vested and during fiscal 2005, the NQSOs awarded in fiscal 2001 vested. As of October 6, 2007, there were 144,937 NQSOs outstanding with an exercise price of $4.21, 1,372,460 NQSOs outstanding with an exercise price of $9.34, 651,000 NQSOs outstanding with an exercise price of $18.68, which will vest in January 2009 and 831,525 NQSO’s outstanding with an exercise price of $19.57, which will vest in February 2010.
     The stock option activity for the forty weeks ended October 6, 2007 pursuant to the EPIP is set forth below (amounts in thousands except price data):

		Weighted Average
	Options	Exercise Price
Outstanding at December 30, 2006	4,098	$10.37
Granted	831	$19.57
Exercised	(1,928)	$8.76
Forfeitures	(2)	$18.68

Outstanding at October 6, 2007	2,999	$13.95

Exercisable at October 6, 2007	1,764

Weighted average exercise price of options granted during the forty weeks ended October 6, 2007	$19.57

     As of October 6, 2007, all options outstanding under the EPIP had an average exercise price of $13.95 and a weighted average remaining contractual life of 5.7 years.
     During the twelve weeks ended October 6, 2007 and October 7, 2006, the company recorded stock-based compensation expense of $0.9 million and $0.9 million, respectively, relating to NQSOs. During the forty weeks ended October 6, 2007 and October 7, 2006, the company recorded stock-based compensation expense of $3.9 million and $3.0 million, respectively, relating to NQSOs. This expense was calculated using the Black-Scholes option-pricing model applying the following assumptions:

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
     As of October 6, 2007, there was $5.4 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
     Cash received from option exercises for the forty weeks ended October 6, 2007 and October 7, 2006 was $16.9 million and $6.0 million, respectively. The windfall tax benefit realized for the tax deductions from option exercises was $8.5 million and $8.1 million, respectively, for the forty weeks ended October 6, 2007 and October 7, 2006. The total intrinsic value of stock options exercised was $24.3 million and $20.6 million for the forty weeks ended October 6, 2007 and October 7, 2006, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares become fully vested on the fourth anniversary of the date of grant. The company recorded $0.1 million and $0.3 million in compensation expense during the twelve and forty weeks ended October 6, 2007, respectively, and $0.1 million and $0.3 million for the twelve and forty weeks ended October 7, 2006, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006 and fiscal 2005, non-employee directors were granted an aggregate of 38,460 shares and 44,010 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million and $0.6 million, respectively. These shares became fully vested on the first anniversary of the date of grant. The company recorded $0 million and $0.2 million in compensation expense during the twelve weeks ended October 6, 2007 and October 7, 2006, respectively, and $0.3 million and $0.6 million of compensation expense during the forty weeks ended October 6, 2007 and October 7, 2006, respectively, related to this restricted stock.
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
     If the grantee dies, becomes disabled or retires, the performance-contingent restricted stock generally vests immediately. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares. The estimated fair value of the restricted stock granted in 2007 and 2006 is $20.98 and $19.44, respectively. The company recorded expense of $1.3 million and $0.5 million for the twelve weeks ended October 6, 2007 and October 7, 2006, respectively, and $3.4 million and $1.6 million of compensation expense during the forty weeks ended October 6, 2007 and October 7, 2006, respectively, related to these restricted stock awards. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The restricted stock activity for the forty weeks ended October 6, 2007 is set forth below (amounts in thousands, except price data):

		Weighted average fair
	Number of shares	value
Beginning balance at December 30, 2006	354	$16.91
Granted	224	$20.98
Vested	(38)	$19.50
Forfeitures	(1)	$19.44

Ending balance at October 6, 2007	539	$18.42

     As of October 6, 2007, there was $3.4 million of total unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vested at the end of four years and were payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 20, 2007 the company paid $9.4 million in cash as a result of the vesting of the only outstanding employee stock appreciation rights award, which was granted in 2003. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended October 6, 2007 and October 7, 2006, the company recorded compensation expense of $0 million and $0.1 million, respectively, and $3.7 million and $1.2 million of compensation expense during the forty weeks ended October 6, 2007 and October 7, 2006, respectively, related to these rights.
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended October 6, 2007 and October 7, 2006 the company recorded credits of $0.2 million and of $0.1 million, respectively, and $0.8 million and $0.1 million of expense during the forty weeks ended October 6, 2007 and October 7, 2006, respectively, related to these rights.

     The fair value of the rights at October 6, 2007 ranged from $23.38 to $28.37. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 6, 2007: dividend yield 1.9%; expected volatility 31.0%; risk-free interest rate 4.38% and expected life of 1.95 years to 4.35 years.
     The rights activity for the forty weeks ended October 6, 2007 is set forth below (amounts in thousands, except price data):

Beginning balance at December 30, 2006	929
Rights vested	(653)
Rights exercised	(15)
Rights forfeited	(30)

Ending balance at October 6, 2007	231

Weighted average — grant date fair value	$11.14

Deferred Stock
     The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock vests two years from the date of grant and is delivered to the grantee at a designated time selected by the grantee at the date of the grant. The company records expense for deferred stock over the two year vesting period based on the closing price of the company’s common stock on the date of grant. On February 5, 2007 20,520 shares of deferred stock were granted to certain non-employee directors who elected to convert their retainers. Based on the closing stock price of $19.57 on February 5, 2007 the company recorded expense of $0.1 million and $0.2 million during the twelve and forty weeks ended October 6, 2007, respectively, relating to this deferred stock. During the second quarter of fiscal 2007, non-employee directors were granted an aggregate of 34,350 shares of deferred stock. The fair value of these deferred shares on the date of grant was $0.8 million and they become fully vested on the first anniversary of the date of grant. The company recorded expense of $0.2 million and $0.3 million during the twelve and forty weeks ended October 6, 2007, respectively, relating to this deferred stock.
Stock-Based Compensation Expense Summary
     Stock-based compensation expense recognized during the twelve and forty weeks ended October 6, 2007 and October 7, 2006 is set forth below (amounts in thousands, except per share data):

	TWELVE WEEKS ENDED		FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Total stock-based compensation expense included in selling, marketing and administrative expenses	$2,245	$1,690	$12,721	$6,715
Income tax effect	786	602	4,493	2,450

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$1,459	$1,088	$8,228	$4,265

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.02)	$(0.01)	$(0.09)	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.09)	$(0.05)
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
12. POST-RETIREMENT PLANS
     On September 29, 2006, the FASB issued SFAS No. 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). In fiscal 2006 and earlier, the company used a September 30 measurement date for its pension and other postretirement benefit plans. The company eliminated the early measurement date in fiscal 2007 and applied the remeasurement alternative in accordance with SFAS 158. Under this alternative, postretirement benefit income measured for the three-month period October 1, 2006 to December 31, 2006 (determined using the September 2006 measurement date) was credited to beginning 2007 retained earnings. As result, the company increased retained earnings $0.7 million, net of taxes of $0.5 million, and increased the postretirement benefit asset and liability by $1.3 million and $0.1 million, respectively. The funded status of the company’s postretirement benefit plans was then remeasured at January 1, 2007, resulting in an adjustment to the balance sheet asset, liability and accumulated other comprehensive income. As a result, the postretirement benefit asset was increased $7.4 million and the postretirement benefit liability was decreased $0.7 million, with an offsetting credit to accumulated other comprehensive income of $5.0 million, net of taxes of $3.1 million.
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 6, 2007 as compared to accounts at December 30, 2006 (amounts in thousands):

	AS OF
	OCTOBER 6,	DECEMBER 30,
	2007	2006
Noncurrent benefit asset	$21,108	$7,475
Current benefit liability	$390	$390
Noncurrent benefit liability	$6,553	$7,621
Accumulated other comprehensive loss	$4,435	$9,630
     The amounts above include activity for the forty weeks of fiscal 2007 as well as adjustments relating to the elimination of the early measurement date.
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 6, 2007, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension income for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Service cost	$60	$58	$200	$1,754
Interest cost	3,770	3,615	12,566	12,140
Expected return on plan assets	(5,307)	(4,798)	(17,690)	(15,994)
Amortization of net loss	—	6	—	20

Total net periodic benefit income	$(1,477)	$(1,119)	$(4,924)	$(2,080)

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

     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Service cost	$70	$74	$233	$248
Interest cost	90	98	300	305
Amortization of prior service cost	77	77	256	256
Amortization of net loss	—	5	—	16

Total net periodic benefit cost	$237	$254	$789	$825

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. Prior to January 1, 2006, the cost and contributions for those employees who also participated in the defined benefit pension plan was 25% of the first $400 contributed by the employee, and the costs and contributions for employees who did not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who did not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended October 6, 2007 and October 7, 2006, the total cost and contributions were $2.4 million and $2.7 million, respectively. During the forty weeks ended October 6, 2007 and October 7, 2006, the total cost and contributions were $10.2 million and $9.6 million, respectively.
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
     As of October 6, 2007, the gross amount of unrecognized tax benefits was $5.0 million, exclusive of interest accrued and is recorded in other long-term liabilities on the condensed consolidated balance sheet. This amount (less $2.1 million related to tax imposed in other jurisdictions), if recognized, would impact the effective tax rate.
     The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.9 million and $0.6 million at October 6, 2007 and December 30, 2006, respectively.
     At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
     The company defines the federal jurisdiction as well as various multistate jurisdictions as “major” jurisdictions (within the meaning of FIN 48). The company is no longer subject to federal examination for years prior to 2004, and is no longer subject to state examination with limited exceptions for years prior to 2003.
     The company’s effective tax rate for the third quarter of fiscal 2007 was 35.0%. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
SALES:
Flowers Bakeries	$393,506	$359,344	$1,282,356	$1,179,683
Flowers Specialty	103,940	100,881	349,750	338,011
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(14,281)	(13,782)	(47,616)	(49,604)
Sales from Flowers Bakeries to Flowers Specialty	(7,940)	(5,352)	(21,480)	(17,614)

	$475,225	$441,091	$1,563,010	$1,450,476

DEPRECIATION AND AMORTIZATION:
Flowers Bakeries	$12,522	$11,806	$40,907	$38,797
Flowers Specialty	2,887	3,023	9,824	10,093
Unallocated	(52)	(33)	(141)	(155)

	$15,357	$14,796	$50,590	$48,735

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Flowers Bakeries	$34,500	$29,465	$112,971	$100,471
Flowers Specialty	6,024	4,154	21,037	12,869
Unallocated	(5,986)	(5,401)	(20,367)	(19,177)
Interest income, net	1,985	1,051	5,850	3,858

	$36,523	$29,269	$119,491	$98,021

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 12 Weeks Ended October 6, 2007			For the 12 Weeks Ended October 7, 2006
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$229,242	$21,487	$250,729	$206,762	$20,736	$227,498
Store Branded Retail	51,823	10,382	62,205	47,913	10,407	58,320
Foodservice and Other	104,501	57,790	162,291	99,317	55,956	155,273

Total	$385,566	$89,659	$475,225	$353,992	$87,099	$441,091

	For the 40 Weeks Ended October 6, 2007			For the 40 Weeks Ended October 7, 2006
	Flowers Bakeries	Flowers Specialty	Total	Flowers Bakeries	Flowers Specialty	Total
Branded Retail	$746,512	$73,412	$819,924	$683,846	$73,217	$757,063
Store Branded Retail	168,369	35,202	203,571	148,961	35,735	184,696
Foodservice and Other	345,995	193,520	539,515	329,262	179,455	508,717

Total	$1,260,876	$302,134	$1,563,010	$1,162,069	$288,407	$1,450,476

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 6, 2007 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the twelve and forty weeks ended October 6, 2007 increased 7.7% and 7.8%, respectively, as compared to the twelve and forty weeks ended October 7, 2006. Contributing to these increases were increased pricing and product mix shifts.
     For the twelve weeks ended October 6, 2007, the company reported diluted income per share from continuing operations of $0.24, a 33.3% increase over the $0.18 reported for the twelve weeks ended October 7, 2006. Income from continuing operations was $22.5 million for the twelve weeks ended October 6, 2007, a 31.9% increase over the $17.1 million for the twelve weeks ended October 6, 2007. For the twelve weeks ended October 6, 2007, the company reported diluted net income per share of $0.24, compared to the $0.24 reported for the twelve weeks ended October 7, 2006. Net income was $22.5 million for the twelve weeks ended October 6, 2007 as compared to $22.6 million for the twelve weeks ended October 7, 2006.
     For the forty weeks ended October 6, 2007, the company reported diluted income per share from continuing operations before cumulative effect of a change in accounting principle of $0.79, a 23.4% increase over the $0.64 reported for the forty weeks ended October 7, 2006. Income from continuing operations before cumulative effect of a change in accounting principle was $73.2 million for the forty weeks ended October 6, 2007, an increase of 23.9% as compared to $59.0 million for the forty weeks ended October 7, 2006. Diluted net income per share for the forty weeks ended October 6, 2007 was $0.79 as compared to $0.70 per share for the forty weeks ended October 7, 2006, a 12.9% increase. For the forty weeks ended October 6, 2007, net income was $73.2 million, an 12.2% increase over $65.2 million reported for the forty weeks ended October 7, 2006.
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
     Insurance Proceeds from Losses Incurred from Hurricane Katrina. On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States and caused catastrophic damage to the area, particularly New Orleans, Louisiana. The company operates a bakery in New Orleans that was affected by the hurricane. The New Orleans bakery was out of operation until December 8, 2005 due to the many problems in the New Orleans area that were not within the company’s control. During the third quarter of fiscal 2006, the company received insurance proceeds of $2.0 million relating to damage associated with Hurricane Katrina. $1.6 million of these proceeds was reimbursement for property damage (reported as a gain on insurance recovery) and $0.4 million was reimbursement for extra transportation costs and therefore allocated to selling, marketing and administrative expenses. Also, during the second quarter of fiscal 2006, the company received insurance proceeds of $1.7 million primarily for business interruption. Of these proceeds $1.0 million were allocated to materials, supplies, labor and other production costs and $0.7 million was allocated to selling, marketing and administrative expenses.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 6, 2007 and October 7, 2006, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 6, 2007	OCTOBER 7, 2006	OCTOBER 6, 2007	OCTOBER 7, 2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	48.59	49.52	49.06	49.94
Selling, marketing and administrative expenses	38.24	40.13	38.60	40.25
Depreciation and amortization	3.23	3.35	3.24	3.36
Gain on insurance recovery	(0.15)	(0.36)	(0.05)	(0.16)
Interest income, net	(0.42)	(0.24)	(0.37)	(0.27)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.69	6.64	7.64	6.76
Income tax expense	2.69	2.36	2.70	2.47
Minority interest in variable interest entity	(0.26)	(0.40)	(0.26)	(0.22)
Discontinued operations	—	1.25	—	0.46
Cumulative effect of a change in accounting principle	—	—	—	(0.04)
Net income	4.74%	5.13%	4.68%	4.49%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 6, 2007 COMPARED TO TWELVE WEEKS ENDED OCTOBER 7, 2006
Consolidated Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 6, 2007		October 7, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$250,729	52.8%	$227,498	51.6%	10.2%
Store Branded Retail	62,205	13.1	58,320	13.2	6.7%
Foodservice and Other	162,291	34.1	155,273	35.2	4.5%

Total	$475,225	100.0%	$441,091	100.0%	7.7%

     The 7.7% increase in sales was attributable to price increases of 5.7%, favorable product mix shifts of 2.1%, partially offset by volume declines of 0.1%. The 2.0% net increase in mix and volume resulted from a slight product mix shift from lower priced cake products to higher priced bread products. The increase in branded retail sales was due to increases in pricing and, to a lesser extent, volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due primarily to price increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by volume declines.

Flowers Bakeries Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 6, 2007		October 7, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$229,242	59.5%	$206,762	58.4%	10.9%
Store Branded Retail	51,823	13.4	47,913	13.5	8.2%
Foodservice and Other	104,501	27.1	99,317	28.1	5.2%

Total	$385,566	100.0%	$353,992	100.0%	8.9%

     The 8.9% increase in sales was attributable to price increases of 6.4%, volume increases of 1.5% and positive mix shifts of 1.0%. The increase in branded retail sales was due to price increases, and to a lesser extent, volume increases. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing. The increase in foodservice and other sales was due to price increases and, to a lesser extent, volume increases.
Flowers Specialty Sales.

	For the 12 Weeks Ended		For the 12 Weeks Ended
	October 6, 2007		October 7, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$21,487	24.0%	$20,736	23.8%	3.6%
Store Branded Retail	10,382	11.6	10,407	12.0	(0.2)%
Foodservice and Other	57,790	64.4	55,956	64.2	3.3%

Total	$89,659	100.0%	$87,099	100.0%	2.9%

     The 2.9% increase in sales was attributable to price increases of 5.1% and favorable product mix shifts of 2.3%, partially offset by volume declines of 4.5%. The volume decline was primarily due to the shift from single unit snack cakes to multi-pack snack cakes, decreased foodservice volume and lower sales to vending customers. The increase in branded retail sales was the result of price increases, partially offset by volume declines. The slight decrease in store branded retail sales was due to unfavorable pricing, partially offset by volume increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the third quarter of fiscal 2007 was $230.9 million, or 5.7% higher than gross margin reported for the same period of the prior year of $218.4 million. As a percent of sales, gross margin was 48.6% as compared to 49.5% for the third quarter of fiscal 2006. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by pricing gains and lower packaging and labor costs as a percent of sales. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year quarter. The company has been able to partially offset these cost increases through pricing actions, but cannot guarantee to what extent we will be able to continue these actions in the future. The company enters into forward purchase agreements and derivative financial instruments to help partially offset increases in ingredient costs. Any decrease in the availability of these agreements and instruments, or an unexpected significant rise in commodity costs could increase the price of these raw materials and significantly affect our earnings.
     Flowers Bakeries’ gross margin decreased to 53.3% of sales for the third quarter of fiscal 2007, compared to 54.3% of sales for the prior years third quarter. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by pricing gains and decreased labor costs as a percent of sales.
     Flowers Specialty’s gross margin decreased to 28.3% of sales for the third quarter of fiscal 2007, compared to 29.9% of sales for the same period of fiscal 2006. This decrease as a percent of sales was primarily a result of higher ingredient costs and product mix shifts, partially offset by lower packaging and labor costs as a percent of sales.
     Selling, Marketing and Administrative Expenses. For the third quarter of fiscal 2007, selling, marketing and administrative expenses were $181.7 million, or 38.2% of sales as compared to $177.0 million, or 40.1% of sales reported for the third quarter of fiscal 2006. This decrease as a percent of sales was due to increased sales, and lower labor and distribution costs as a percent of sales and higher pension income. Lower distribution costs were primarily the result of increased capacity closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. Pension income increased as a result of improved investment performance and contributions made by the company in prior years.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $159.2 million, or 41.3% of sales during the third quarter of fiscal 2007, as compared to $152.7 million, or 43.1% of sales during the same period of fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower labor and distribution costs as a percent of sales.
     Flowers Specialty’s selling, marketing and administrative expenses were $16.5 million, or 18.3% of sales during the third quarter of fiscal 2007, as compared to $18.9 million, or 21.7% of sales during the third quarter of fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million to $15.4 million for the third quarter of fiscal 2007 from $14.8 million for the third quarter of fiscal 2006.
     Flowers Bakeries’ depreciation and amortization expense increased $0.7 million to $12.5 million for the third quarter of fiscal 2007 from $11.8 million for the third quarter of fiscal 2006. This increase was the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2006.
     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged at $2.9 million for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.
     Gain on Insurance Recovery. During the third quarter of fiscal 2007, the company received insurance proceeds in excess of net book value of $0.7 million relating to the destruction by fire of certain equipment at its Opelika, Alabama production facility, and the destruction by fire of a distribution facility at its Lynchburg, Virginia location. As discussed above, during the third quarter of fiscal 2006, the company received insurance proceeds of $2.0 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $1.6 million in excess of net book value of property damaged during the hurricane.
     Net Interest Income. For the third quarter of fiscal 2007, net interest income was $2.0 million, an increase of $0.9 million from the third quarter of fiscal 2006, which was $1.1 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the February 2006 Derst acquisition and a decrease in interest expense due to lower average debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes and Minority Interest. Income from continuing operations before income taxes and minority interest for the third quarter of fiscal 2007 was $36.5 million, an increase of $7.2 million from the $29.3 million reported for the third quarter of fiscal 2006.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $5.0 million and $1.9 million, respectively, partially offset by an increase in unallocated corporate expenses of $0.6 million. Also contributing to the increase was an increase in net interest income of $0.9 million. The increase at Flowers Bakeries was primarily attributable to higher sales, partially offset by increased ingredient costs and the insurance proceeds received in the prior year. The increase at Flowers Specialty was primarily a result of higher sales and lower packaging and distribution costs, partially offset by higher ingredient costs. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense, partially offset by higher pension income. See Net Interest Income above for a discussion of the increase in this area.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2007 was 35.0% compared to 35.6% in the third quarter of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
     Income from Discontinued Operations. During the third quarter of fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for a majority of these costs, therefore, the reserve was reversed through discontinued operations in the third quarter of fiscal 2006.
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
FORTY WEEKS ENDED OCTOBER 6, 2007 COMPARED TO FORTY WEEKS ENDED OCTOBER 7, 2006
Consolidated Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 6, 2007		October 7, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$819,924	52.5%	$757,063	52.2%	8.3%
Store Branded Retail	203,571	13.0	184,696	12.7	10.2%
Foodservice and Other	539,515	34.5	508,717	35.1	6.1%

Total	$1,563,010	100.0%	$1,450,476	100.0%	7.8%

     The 7.8% increase in sales was attributable to price increases of 6.0%, favorable product mix shifts of 1.7% and unit volume increases of 0.1%. The 1.8% increase in mix and volume resulted from the February 2006 acquisition of Derst Baking Company, which contributed 0.5%, and a slight product mix shift from lower priced cake products to higher priced bread products. The increase in branded retail sales was due primarily to increases in pricing and the Derst acquisition. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases, and to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by unit volume declines.
     Flowers Bakeries Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 6, 2007		October 7, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$746,512	59.2%	$683,846	58.8%	9.2%
Store Branded Retail	168,369	13.4	148,961	12.8	13.0%
Foodservice and Other	345,995	27.4	329,262	28.4	5.1%

Total	$1,260,876	100.0%	$1,162,069	100.0%	8.5%

     The 8.5% increase in sales was attributable to price increases of 6.2%, volume increases of 2.1% and favorable product mix shifts of 0.2%. The Derst acquisition contributed 0.6% of the total increase. The increase in branded retail sales was due to price increases and the Derst acquisition. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing and volume increases. The increase in foodservice and other sales was primarily due to price increases.

     Flowers Specialty Sales.

	For the 40 Weeks Ended		For the 40 Weeks Ended
	October 6, 2007		October 7, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$73,412	24.3%	$73,217	25.4%	0.3%
Store Branded Retail	35,202	11.7	35,735	12.4	(1.5)%
Foodservice and Other	193,520	64.0	179,455	62.2	7.8%

Total	$302,134	100.0%	$288,407	100.0%	4.8%

     The 4.8% increase in sales was attributable to price increases of 6.0% and favorable product mix shifts of 3.4%, partially offset by volume declines of 4.6%. The slight increase in branded retail sales was the result of favorable pricing, partially offset by volume declines. The decrease in store branded retail sales was primarily due to a shift in product mix from branded products to foodservice items, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks of fiscal 2007 was $766.8 million, or 5.8% higher than gross margin reported for the same period of the prior year of $724.4 million. As a percent of sales, gross margin was 49.1% as compared to 49.9% for the forty weeks of fiscal 2006. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by pricing gains, lower packaging and labor costs as a percent of sales and start-up costs in the prior year relating to three new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.
     Flowers Bakeries’ gross margin decreased to 53.9% of sales for the forty weeks of fiscal 2007, compared to 55.0% of sales for the same period in the prior year. This decrease as a percent of sales was primarily due to higher ingredient costs and increased rent expense, partially offset by pricing gains and the start-up costs in the prior year related to three new production lines.
     Flowers Specialty’s gross margin decreased to 29.0% of sales for the forty weeks of fiscal 2007, compared to 29.7% of sales for the same period of fiscal 2006. This decrease as a percent of sales was primarily a result of higher ingredient costs and product mix shifts, partially offset by lower packaging and labor costs.
     Selling, Marketing and Administrative Expenses. For the forty weeks of fiscal 2007, selling, marketing and administrative expenses were $603.3 million, or 38.6% of sales as compared to $583.8 million, or 40.2% of sales reported for the forty weeks of fiscal 2006. This decrease as a percent of sales was due to increased sales, higher pension income and lower distribution costs as a percent of sales, partially offset by increased stock-based compensation expense. Pension income increased as a result of improved investment performance and contributions made by the company in prior years. The improvement in distribution expense was primarily the result of higher costs in the first quarter of fiscal 2006 relating to the transition to a new centralized distribution center at Flowers Specialty and increased capacity closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. The $6.0 million increase in stock-based compensation was the result of a 26.5% increase in the company’s stock price during the twenty-eight weeks of fiscal 2007, which affected the company’s stock appreciation rights expense (the company’s employee stock appreciation rights vested at the beginning of the third quarter), and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $526.2 million, or 41.7% of sales during the forty weeks of fiscal 2007, as compared to $501.1 million, or 43.1% of sales during the same period of fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower labor and distribution costs as a percent of sales, partially offset by increased stock-based compensation expense discussed above.
     Flowers Specialty’s selling, marketing and administrative expenses were $56.6 million, or 18.7% of sales during the forty weeks of fiscal 2007, as compared to $63.3 million, or 22.0% of sales during the same time period of fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs. The decrease in distribution costs was the result of costs incurred in fiscal 2006 associated with the transition to a new centralized distribution center.
     Depreciation and Amortization. Depreciation and amortization expense was $50.6 million for the forty weeks of fiscal 2007, an increase of 3.8% from the forty weeks of fiscal 2006, which was $48.7 million.
     Flowers Bakeries’ depreciation and amortization expense increased to $40.9 million for the forty weeks of fiscal 2007 from $38.8 million in the same period of fiscal 2006. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2006 and the amortization of a trademark and customer relationships associated with the February 2006 acquisition of Derst Baking Company.
     Flowers Specialty’s depreciation and amortization expense remained relatively unchanged at $9.8 million for the forty weeks of fiscal 2007 as compared to the same period of fiscal 2006.
     Gain on Insurance Recovery. During the third quarter of fiscal 2007, the company recorded a gain of $0.7 million related to insurance proceeds in excess of the net book value of certain equipment destroyed by fire at its Opelika, Alabama production facility, and a distribution facility destroyed by fire at its Lynchburg, Virginia location.
     As discussed above, during the third quarter of fiscal 2006, the company received insurance proceeds of $2.0 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $1.6 million in excess of net book value of property damaged during the hurricane. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of Flowers Specialty). Property damage insurance proceeds of $0.7 million in excess of net book value were received during the forty weeks ended October 7, 2006 relating to this fire.
     Net Interest Income. For the forty weeks of fiscal 2007, net interest income was $5.9 million, an increase of $2.0 million from the same period of fiscal 2006, which was $3.9 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the Derst acquisition and a decrease in interest expense due to lower average debt outstanding under the company’s credit facility.
     Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle. Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle for the forty weeks of fiscal 2007 was $119.5 million, an increase of $21.5 million from the $98.0 million reported for the forty weeks of fiscal 2006.
     The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $12.5 million and $8.2 million, respectively, offset by an increase in unallocated corporate expenses of $1.2 million. Also contributing to the increase was an increase in net interest income of $2.0 million. The increase at Flowers Bakeries was primarily attributable to higher sales, and start-up costs incurred during the prior year as discussed above. The increase at Flowers Specialty was primarily a result of higher sales, decreased packaging costs and lower distribution costs as a result of the transition in the first quarter of fiscal 2006 to a new centralized distribution center. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense, partially offset by higher pension income. See Net Interest Income above for a discussion of the increase in this area.
     Income Taxes. The effective tax rate for the forty weeks of fiscal 2007 was 35.3% compared to 36.5% in the same period of the prior year. This decrease primarily relates to increases in the Section 199 qualifying production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
     These items are recorded as Income from discontinued operations, net of income tax, in the condensed consolidated statement of income for the forty weeks ended October 6, 2007.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $25.2 million at October 6, 2007 from $13.9 million at December 30, 2006. The increase was a result of $155.2 million provided by operating activities, offset by $59.1 million and $84.8 million disbursed for investing activities and financing activities, respectively.
     Cash Flows Provided by Operating Activities. Net cash of $155.2 million provided by operating activities during the forty weeks ended October 6, 2007 consisted primarily of $73.2 million in net income, adjusted for certain non-cash items of $64.5 million and positive working capital of $17.5 million.
     During the third quarter of fiscal 2007, on July 16, 2007, the company’s outstanding employee stock appreciation rights granted in 2003 vested. On July 20, 2007, cash of $9.4 million was paid to grantees.
     During the third quarter of fiscal 2007, the company made a voluntary cash contribution of $1.0 million to one of its defined benefit plans. This contribution was funded from the company’s internally generated funds and was tax deductible. Although this contribution was not required to be made by the minimum funding requirements of the Employee Retirement Income Security Act of 1974, the company believes that due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the impact of future contributions. The company does not intend to make further contributions to the pension plans during fiscal 2007.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 6, 2007 of $59.1 million consisted primarily of capital expenditures of $47.4 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $36.4 million and $8.4 million, respectively. The company estimates capital expenditures of approximately $63.0 million to $64.0 million during fiscal 2007. The company also leases certain production machinery and equipment through various operating leases.

     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $84.8 million during the forty weeks ended October 6, 2007 consisted primarily of dividends paid of $30.5 million, net debt repayments of $56.6 million and stock repurchases of $12.8 million, partially offset by proceeds of $16.9 million from the exercise of stock options.
Credit Facility
     Effective October 5, 2007, the company further amended its credit facility (the “new credit facility”), which was previously amended and restated on June 6, 2006 (“the former credit facility”). The new credit facility is a five-year, $250.0 million unsecured revolving loan facility with two one-year extension options. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were no outstanding borrowings under the credit facility at October 6, 2007.
     The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 6, 2007, the company was in compliance with all restrictive financial covenants under the new credit facility.
     Subsequent to the end of the third quarter, the company paid financing costs of $0.3 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.
     On June 6, 2006, the company amended its five-year, $250.0 million unsecured revolving loan facility. Under the former credit facility, the company could request to increase its borrowings up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% was due quarterly on all commitments under the former credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility, with the exception of the maximum leverage ratio.
     Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On August 24, 2007, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock that was paid on September 21, 2007 to shareholders of record on September 7, 2007. This dividend payment was $11.4 million, bringing dividends paid to $30.5 million for the forty weeks ended October 6, 2007.
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twelve and forty weeks ended October 6, 2007, 0.6 million shares at a cost of $12.8 million were purchased under the plan. From the inception of the plan through October 6, 2007, 18.2 million shares at a cost of $259.9 million have been purchased under the plan.

     During the first quarter of fiscal 2007, the company paid $20.2 million in performance-based cash awards under the company’s Annual Bonus Plan.
     During the third quarter of fiscal 2007, the company paid $9.4 million in cash as a result of the vesting of an employee stock appreciation rights award granted in 2003.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At October 6, 2007, the fair market value of the company’s commodity derivative portfolio was $13.2 million. Of this fair value, $13.6 million is based on quoted market prices and $(0.4) million is based on models and other valuation methods. $(0.3) million, $13.4 million and $0.1 million of this fair value relates to instruments that will be utilized in fiscal 2007, fiscal 2008 and fiscal 2009, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of October 6, 2007, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $16.1 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange

Act was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). Based upon that evaluation, our CEO, CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 6, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 30, 2006 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the forty weeks of fiscal 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2007 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plan or Programs	Under the Plans or Programs
July 15, 2007 – August 11, 2007	—	$—	—	5,240
August 12, 2007 – September 8, 2007	144	$20.36	144	5,096
September 9, 2007 – October 6, 2007	457	$21.49	457	4,639

Total	601	$21.22	601

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ George E. Deese
Name:	George E. Deese
Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ R. Steve Kinsey

Name:	R. Steve Kinsey
Title:	Senior Vice President and Chief Financial Officer

By:	/s/ Karyl H. Lauder

Name:	Karyl H. Lauder
Title:	Vice President and Chief Accounting Officer

Date: November 15, 2007

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Asset Purchase Agreement dated January 29, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

2.4	—	First Amendment to Asset Purchase Agreement dated April 24, 2003 by and among The Schwan Food Company, Flowers Foods, Inc. and Mrs. Smith’s Bakeries, LLC (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 9, 2003).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc., as amended on June 1, 2007. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.2	—	First Amendment to Employee Benefits Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of February 6, 2001 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.4	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.5	—	Debenture Tender Agreement, dated as of March 12, 2001, by and among Flowers Industries, Inc., Flowers Foods, Inc. and the Holders (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.6	—	Employment Agreement, effective as of December 31, 2001, by and between Flowers Foods, Inc. and G. Anthony Campbell. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.8	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.9	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.10	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.11	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.12	—	Restricted Stock Agreement, dated as of January 4, 2004, by and between Flowers Foods, Inc. and George E. Deese. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 18, 2004, File No. 1-16247).

10.13	—	Consulting Agreement by and between Flowers Foods, Inc. and Amos R. McMullian dated as of January 1, 2005. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 3, 2005, File No. 1-16247).

Exhibit No		Name of Exhibit
10.14	—	Amended and Restated Credit Agreement, dated as of October 29, 2004, among Flowers Foods, Inc., the Lenders party thereto from time to time, Fleet National Bank, Harris Trust and Savings Bank and Cooperative CentraleRaiffeisen-Boerenleen Bank, B.A., New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 2, 2004, File No. 1-16247).

10.15	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.17	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.18	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, Suntrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.19	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.20	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.21	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247)

10.22	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer, and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 6, 2007.

*	Filed herewith