Form 10-K
period 2007-12-29
FLOWERS FOODS INC
filed 2008-02-27
CIK 1128928

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price on the New York Stock Exchange on July 13, 2007 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,872,583,689.

On February 22, 2008, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 92,057,471.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 30, 2008, which will be filed with the Securities and Exchange Commission on or prior to April 25, 2008, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers who operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	customer and consumer reaction to pricing actions;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions, and our ability to insure such events.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

Corporate Information

The company’s predecessor was founded in 1919 when two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, Ga. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, Flowers listed on the American Stock Exchange. In 1982, the company listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, Flowers Industries transformed itself from a strong regional baker into a national baked foods company with the acquisition of Keebler Foods Company, one of the largest cookie and cracker companies in the United States, and Mrs. Smith’s, one of the country’s top-selling frozen pie brands. By 1999, Flowers Industries had become a $4.2 billion national baked foods company with three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company, and the remaining business units — Flowers Bakeries and Mrs. Smith’s — were spun off into a new company called Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers sold the Mrs. Smith’s frozen dessert business to The Schwan Food Company.

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of December 29, 2007.

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
ButterKrust
Mary Jane
Dandee
Evangeline Maid
Ideal
Captain John Derst
Mi Casa

Our strategy is to be one of the nation’s leading producers and marketers of bakery products, available to distributors and customers through multiple channels of distribution, including traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, restaurants, fast food outlets, schools, hospitals and vending machines. Our strategy focuses on developing products that are responsive to ever changing consumer needs and preferences through product innovation and leveraging our well established brands. To assist in accomplishing our strategy, we have invested capital to automate and expand our production and distribution capabilities as well as increase our efficiency. We believe these investments allow us to produce and distribute high quality products at the lowest cost.

Flowers Bakeries focuses on producing and marketing bakery products in the southeastern, southwestern and mid-Atlantic regions of the United States. Flowers Bakeries markets a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, Flowers Bakeries has been able to strengthen and establish its brands in the markets it serves. We have devoted significant resources to automate our production facilities, improve our distribution capabilities and enhance our information technology. Historically, we have grown through acquisitions of bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive direct-store-delivery (“DSD”) system. However, we also have grown by expanding our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company, and we intend to continue this growth initiative in the near future. The DSD system utilizes approximately 3,300 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue enabling these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.

Flowers Specialty produces snack cakes for sale to retail, vending, and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Flowers Specialty’s products are distributed nationally through mass merchandisers and brokers, as well as through warehouse and vending distributors. Additionally, Flowers Specialty distributes to retail outlets in the southeastern, southwestern and mid-Atlantic regions of the United States through Flowers Bakeries’ DSD system. Flowers Specialty’s facilities have automated high-speed equipment that allows us to be very competitive in the marketplace.

In January 2007, the company was named the “best-managed” food company among the 400 best big companies in America by Forbes magazine. Forbes editors selected the company as the “best of the best” among the 18 companies in the Food, Drink, and Tobacco category that made it on to Forbes’ annual list of the 400 Best Big Companies.

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

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $558 billion in 2008, an increase of 4.4% over 2007. 2008 will mark the 17th consecutive year of sales growth in the restaurant industry. Full service restaurants sales are expected to grow 4.3% due to expanded menu options, opportunities associated with meeting the demand of today’s increasingly sophisticated and value-conscious consumer and added off-premise options (takeout, delivery and curbside) to meet the consumer’s desire for convenience. According to NRA data, sales at quick service restaurants, including fast-casual or quick casual, are projected to grow 4.4% due to consumers’ continued demand for convenience and value and new menu offerings.

Strategy

Our mission is to build value for our shareholders. We accomplish this by developing and implementing long-term strategies that help us maintain competitive advantages. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are:

•	Grow sales — both organically and through acquisition. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 100 acquisitions since 1968. We intend to continue pursuing growth through strategic acquisitions that will complement and expand our existing markets, product lines, and product categories and that fit our organization both operationally and financially. We also have extended and intend to continue to extend our DSD service 100 to 150 miles into states that adjoin the current territories supplied by the company. A combination of traditional acquisitions and greenfield plant construction will allow the company to accomplish this goal.

•	Develop bakery products to meet our customers’ and our consumers’ needs. We maintain a broad line of fresh and frozen bakery products. We will continue to expand our product lines to address changing consumer needs and preferences, particularly health-conscious consumer preferences.

•	Strong brand recognition. We capitalize on the success of our well-recognized brand names, which communicate product consistency and quality, by extending those brand names to new products that meet our consumers’ dietary needs. We also extend these brands to additional distribution channels. Our Nature’s Own brand is the top-selling brand in the United States in the soft variety bread category. Many of our white bread brands are category leaders in the geographical areas where they are sold.

•	Provide extraordinary service for our customers. We continue to expand and refine our distribution and information systems to help us respond quickly and efficiently to changing customer service needs, consumer preferences, and seasonal demands in the channels we serve. We have distribution systems tailored to the nature of each of our food product categories and designed to provide the highest levels of service to our retail and foodservice customers.

•	Operate the country’s most efficient bakeries. We maintain a level of capital improvements that will permit us to fulfill our commitment to remaining among the most efficient bakery producers in the United States.

•	Innovate to improve our business. We constantly work to improve our business processes to drive increased efficiencies and cost improvements.

•	Offer a work environment that embraces diversity, fosters team spirit and encourages professional growth. We build teams of individuals who understand the importance of working together to implement our strategies, thereby increasing shareholder value over the long term. Our work environment encourages recognition and respect for team as well as for individual achievements.

•	Conserve our natural resources and promote a clean healthy environment. We recognize that without a healthy environment our company cannot be successful. We are committed to applying the principles of sustainability in all aspects of our business. The company encourages every employee and associate to accept responsibility for conserving our natural resources and for seeking ways to improve the company’s use of those resources. Working together with our employees, business partners, suppliers and customers, we are striving to prevent waste of water, packaging, energy and other resources. Our commitment to sustainability makes us an even better corporate citizen, and we believe these efforts will increase profitability and enhance shareholder value over the long term.

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

Additionally, in 2007 we introduced several new varieties under our Cobblestone Mill Selects brand, including White Sub Rolls, Onion Rolls, Honey Wheat Hoagies and Deli Rolls. Cobblestone Mill Selects are targeted toward in-store deli/bakery knee boards.

We also market regional franchised brands such as Sunbeam, Bunny and Holsum, and regional brands we own such as ButterKrust, Dandee, Mary Jane, Evangeline Maid, Ideal and Captain John Derst. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 38% of the population. Flowers Bakeries’ branded products account for approximately 59% of its sales.

In addition to our branded products, we also produce and distribute fresh packaged bakery products under private labels for retailers. While private label products carry lower margins than our branded products, we use our private label offerings to effectively utilize production and distribution capacity and to help the independent distributors in the DSD system expand total retail shelf space.

We also utilize our DSD system to supply bakery products to quick serve restaurants and other outlets, which account for 25% of Flowers Bakeries’ sales.

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

Some of our contract manufacture customers are also our competitors. During the last half of fiscal 2005 and continuing in fiscal 2006 and 2007, Flowers Specialty experienced a planned reduction in contract manufacturing volume. Over time, we expect to replace lower margin contract snack cake production with sales of higher margin branded products.

In fiscal 2007, Flowers Specialty introduced several new 100 calorie products under the Bluebird and Mrs. Freshley’s brands to address our customers’ growing dietary concerns. These products included Mini Blueberry Muffins, Mini Chocolate Cupcakes and Mini Golden Cupcakes. Flowers Specialty also added to its popular SnackAway brand with the introduction of Chocolate Cupcakes and Buddy Bars. This line is marketed as a “better-for-you” snack alternative with a good source of fiber, no added sugar, and under 150 calories per serving.

Flowers Specialty also produces and distributes a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. In fiscal 2007, Flowers Specialty introduced several new items in the foodservice segment, including ciabatta buns for Fazoli’s and Captain D’s, a jalapeño cheese bun for Longhorn Steakhouse, French toast breads for International House of Pancakes and a variety of specialty breads for our foodservice distributor customers such as U.S. Foodservice and Sysco. Flowers Specialty has the ability to provide its customers with a variety of products using both conventional and hearth baking technologies.

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

Extended Shelf Life

Certain of our products provide for an extended shelf life (“ESL”). ESL products are formulated to enhance taste, quality and freshness while extending the length of time certain products remain on the retail customers’ shelf and the “sell by” date. We continue to use ESL and expect to continue to do so in the foreseeable future. We experience financial benefits of ESL through reduced stale costs and reduced out-of-stock conditions. We do not intend to reduce service days or the number of route territories used to service our customers as a result of ESL.

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

In November 2007, we announced plans to build a 200,000-square-foot bakery in Bardstown, Kentucky that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Construction began in January 2008. We expect that the bakery will open with one production line in fall 2008. A second production line will be added later. We expect to invest approximately $19.0 million in the bakery during fiscal 2008.

In February 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst produces breads and rolls for customers and consumers in South Carolina, eastern Georgia and north Florida.

In October 2005, the company purchased land and a building in Newton, North Carolina. This facility produces fresh breads and buns for distribution in the Piedmont and mid-Atlantic markets. Bun production in this facility began in May 2006, and bread production began in the spring of 2007.

Distribution of fresh packaged bakery products through the company’s DSD system involves determining appropriate order levels, delivering the product from the production facility to the independent distributor for direct store delivery to the customer, stocking the product on the shelves, visiting the customer daily to ensure that inventory levels remain adequate and removing stale goods. The company also uses scan-based trading, which allows us to track and monitor sales and inventories more effectively.

We utilize a network of approximately 3,300 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $2.6 million, $2.4 million and $1.6 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our proprietary software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we use a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other bases. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. The hand-held computers are highly integrated with this software system. During fiscal 2004, the company began upgrading the hand-held computer system in order to stay abreast of the latest technological advances in this area. This upgrade, which was completed in early fiscal 2006, improved our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer.

Flowers Specialty

We operate five production facilities that produce packaged bakery snack products, two production facilities that produce frozen bread and rolls, one facility that produces fresh packaged bread and rolls and one facility that produces mixes used in the baking process. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

In December 2007, we reacquired a bakery in Suwanee, Georgia from The Schwan Food Company. Flowers built the bakery in 1999 and then sold the property to Schwan in 2003 as part of the sale of the Mrs. Smith’s business. Since 2003, Flowers has operated the bakery under the terms of a building lease with Schwan. Reacquiring the building provides the company with operational certainty regarding future production and creates opportunities for expansion to accommodate additional volume. Flowers will continue to produce hearth-baked buns, rolls and bagels in the Suwanee bakery facility for retail and foodservice customers.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina based bakery. Royal produces cookies, cereal bars and creme-filled cakes.

Customers

Our top 10 customers in fiscal 2007 accounted for 43.0% of sales. During fiscal 2007, our largest customer, Wal-Mart/Sam’s Club, represented 19.9% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club as a customer or a material negative change in our relationship with this customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales. The loss or financial instability of a major customer could have a material adverse effect on our business.

Flowers Bakeries

Our fresh baked foods customer base includes mass merchandisers, supermarkets and other grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. The company currently operates 249 such outlets, and reported sales of $50.9 million during fiscal 2007 related to these thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns for restaurants such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

Flowers Specialty

Our packaged bakery snack products under the Mrs. Freshley’s brand are sold primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. We also produce packaged bakery snack products for Flowers Bakeries’ DSD system under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants under our European Bakers brand and under private labels.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. Recently, the commodities market has become extremely volatile. Agricultural commodity prices reached all time high levels during 2007. The combination of prolonged global economic development in countries such as China and India and government mandated usage of agricultural products for the production of fuels like ethanol and biodiesel have significantly increased the demand for agricultural commodities. Production levels have not been able to increase as fast as demand has developed and commodity markets are rationing the available supply through substantially higher prices. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Employees

We employ approximately 7,800 persons, approximately 445 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Commodities, such as flour, sweeteners, shortening and eggs, which are used in our bakery products, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. Agricultural commodity prices reached all time high levels during 2007. The combination of prolonged global economic development in countries such as China and India and government mandated usage of agricultural products for the production of fuels like ethanol and biodiesel have significantly increased the demand for agricultural commodities. Production levels have not been able to increase as fast as demand has developed and commodity markets are rationing the available supply through substantially higher prices. In addition, we are dependent upon natural gas and propane for firing ovens. The independent distributors and third party shipping companies we use are dependent upon gasoline and diesel as fuel for distribution vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our operations and financial results. The company cannot guarantee that it can cover these cost increases through future pricing actions. Additionally, as a result of these pricing actions consumers could move from the purchase of high margin branded products to lower margin store brands.

We rely on a few large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43.0% of our sales during fiscal 2007. Our largest customer, Wal-Mart/Sam’s Club, accounted for 19.9% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term sales contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products or products of other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 14.1% of the assets, as of December 29, 2007, of our pension plans.

If the financial markets do not provide the long-term returns that are expected, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

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

As a producer and marketer of food items, we are subject to regulation by various federal, state and local government entities and agencies with respect to production processes, product quality, packaging, labeling, storage and distribution. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. In addition, future regulation by these agencies, the military action in Iraq and the continuing threat of terrorist attacks, could increase our commodity and service costs and have material adverse effects on our results of operations and financial condition.

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

Our articles of incorporation and bylaws, shareholder rights plan and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us if not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions in our organizational documents that could delay, deter or inhibit a future acquisition include the following:

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

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 62 Chairman of the Board, President and Chief Executive Officer	Mr. Deese has been Chairman of the Board, President and Chief Executive Officer of Flowers Foods since January 2006. Mr. Deese previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President,Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

R. Steve Kinsey Age 47 Senior Vice President and Chief Financial Officer	Mr. Kinsey has been Senior Vice President and Chief Financial Officer of Flowers Foods since September 2007. Mr. Kinsey previously served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 60 President and Chief Operating Officer — Flowers Foods Bakeries Group	Mr. Lord has been President and Chief Operating Officer of Flowers Foods Bakeries Group since July 2002. Mr. Lord previously served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 52 President and Chief Operating Officer — Flowers Foods Specialty Group	Mr. Shiver has been President and Chief Operating Officer of Flowers Foods Specialty Group since April 2003. Mr. Shiver previously served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Stephen R. Avera Age 51 Senior Vice President, Secretary and General Counsel	Mr. Avera has been Senior Vice President, Secretary and General Counsel of Flowers Foods since September 2004. Mr. Avera previously served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 57 Senior Vice President-Supply Chain	Mr. Beaty has been Senior Vice President-Supply Chain of Flowers Foods since September 2002. Mr. Beaty previously served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 54 Senior Vice President of Corporate Relations	Ms. Turner has been Senior Vice President of Corporate Relations of Flowers Foods since July 2004. Ms. Turner previously served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Communications and Investor Relations at Flowers Industries from January 2000 to March 2001. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Karyl H. Lauder Age 51 Vice President and Chief Accounting Officer	Ms. Lauder has been Vice President and Chief Accounting Officer of Flowers Foods since September 2007. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Item 2.	Properties

The company currently operates 37 production facilities, of which 35 are owned and two are leased, as indicated below. We consider that our properties are in good condition, well maintained and sufficient for our present operations. During fiscal 2007, Flowers Bakeries’ production facilities taken as a whole, operated moderately above capacity and Flowers Specialty’s production facilities operated moderately below capacity. Our production plant locations are:

Flowers Bakeries
Birmingham, Alabama	New Orleans, Louisiana
Opelika, Alabama	Goldsboro, North Carolina
Tuscaloosa, Alabama	Jamestown, North Carolina
Batesville, Arkansas	Newton, North Carolina
Bradenton, Florida	Morristown, Tennessee
Jacksonville, Florida	Denton, Texas
Miami, Florida	El Paso, Texas
Atlanta, Georgia	Houston, Texas(2)
Savannah, Georgia	San Antonio, Texas
Thomasville, Georgia	Tyler, Texas
Tucker, Georgia	Lynchburg, Virginia
Villa Rica, Georgia	Norfolk, Virginia
Baton Rouge, Louisiana	Bluefield, West Virginia
Lafayette, Louisiana

Flowers Specialty
Montgomery, Alabama	Sykesville, Maryland (Leased)
Texarkana, Arkansas	Winston-Salem, North Carolina
Atlanta, Georgia (Leased)	Cleveland, Tennessee
Suwanee, Georgia	Crossville, Tennessee
London, Kentucky

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

No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange under the symbol “FLO”. The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2007			FY 2006
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low

First	$22.05	$17.55	$0.083	$20.25	$17.43	$0.067
Second	$23.71	$20.37	$0.125	$20.84	$17.63	$0.083
Third	$23.30	$18.30	$0.125	$19.37	$17.22	$0.083
Fourth	$25.05	$20.13	$0.125	$18.45	$17.05	$0.083

On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007 and 33.9 million shares were issued on June 29, 2007. All references to number of shares (other than the amount of common stock shown as issued and the number of shares held in treasury on the December 30, 2006 Consolidated Balance Sheet and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for fiscal years ended January 1, 2005, December 31, 2005 and December 30, 2006) or per share amounts herein, unless otherwise noted reflect the 3-for-2 stock split on a retroactive basis.

As of February 22, 2008, there were approximately 4,272 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant. In October 2007, the company further amended its credit facility, which was previously amended and restated in June 2006. Under the terms of the credit agreement, the company has no direct restrictions on dividends.

Securities Authorized for Issuance Under Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
	Rights	Warrants and Rights	Column(a))
Plan Category	(a)	(b)	(c)
(Amounts in thousands, except per share data)

Equity compensation plans approved by security holders	2,417	$15.15	3,754
Equity compensation plans not approved by security holders	—	—	—

Total	2,417	$15.15	3,754

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

Issuer Purchases of Equity Securities

On December 19, 2002 our Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Subsequent to year-end, on February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2007 under the stock repurchase plan.

				Maximum
				Number of
			Total Number of	Shares that
			Shares Purchased	May Yet Be
		Average	as Part of	Purchased
		Price	Publicly	Under the
	Total Number of	Paid per	Announced Plan	Plans or
Period	Shares Purchased	Share	or Programs	Programs
	(Amounts in thousands, except price data)

October 7, 2007-November 3, 2007	163	$21.46	163	4,476
November 4, 2007-December 1, 2007	—	$—	—	4,476
December 2, 2007-December 29, 2007	735	$23.20	735	3,741	(1)

Total	898	$22.89	898

(1)	Subsequent to the increase in the number of shares authorized for repurchase discussed above, the maximum number of shares that may yet be purchased under the plans or programs are 10.9 million.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) among Flowers Foods common stock, Standard & Poor’s 500 Index, Standard & Poor’s SmallCap 600 Index and Standard & Poor’s 500 Packaged Foods and Meat Index for the period December 27, 2002 through December 28, 2007, the last trading day of our 2007 fiscal year.

	December 27,	January 2,	December 31,	December 30,	December 29,	December 28,
	2002	2004	2004	2005	2006	2007
FLOWERS FOODS INC	100.00	205.06	255.36	339.31	338.09	458.20
S&P 500 INDEX	100.00	128.93	143.41	150.45	174.21	185.06
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	107.70	129.63	119.27	138.96	143.09
S&P SMALLCAP 600 INDEX	100.00	139.20	170.45	183.55	211.30	212.20

Companies in the S&P 500 Index, the S&P Small Cap 600 Index and the S&P 500 Packaged Foods and Meat Index are weighted by market capitalization and indexed to $100 at December 27, 2002. Flowers Foods’ share price is also indexed to $100 at December 27, 2002.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2007, 2006, 2005, 2004, and 2003 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

						For the 53
	For the 52 Weeks Ended					Weeks Ended
	December 29, 2007	December 30, 2006		December 31, 2005	January 1, 2005	January 3, 2004
	(Amounts in thousands, except per share data)

Statement of Income Data:
Sales	$2,036,674	$1,888,654		$1,715,869	$1,551,308	$1,452,995
Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	98,115	78,135		65,762	56,029	52,804
Minority interest in variable interest entity	(3,500)	(3,255)		(2,904)	(1,769)	—
Income (loss) from discontinued operations, net of income tax	—	6,731		(1,627)	(3,486)	(38,146)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(568	)(1)	—	—	—
Net income	$94,615	$81,043		$61,231	$50,774	$14,658
Income from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$1.02	$0.81		$0.66	$0.53	$0.51
Cash dividends per common share	$0.46	$0.32		$0.25	$0.21	$0.15
Balance Sheet Data:
Total assets	$987,535	$906,590		$851,069	$875,648	$847,239	(2)
Long-term debt	$22,508	$79,126		$74,403	$22,578	$9,866

(1)	Relates to the adoption on January 1, 2006 of SFAS 123(R).

(2)	Assets sold during the year ended January 3, 2004 relating to Mrs. Smith’s Bakeries’ frozen dessert business were $243.4 million.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In November 2007, the company purchased property in Bardstown, Kentucky. In January 2008, the company began construction of a bakery facility on this property that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. The company expects that the facility will begin production in the fall of 2008. In February 2006, the company acquired Derst Baking Company in Savannah, Georgia, adding markets in South Carolina, eastern Georgia and north Florida. In October 2005, the company purchased land and a building in Newton, North Carolina and converted the building into a bakery facility. This facility began producing buns in May 2006 and began producing bread in March of 2007.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2007 increased 7.8% from fiscal 2006. This increase was primarily due to increased pricing and favorable product mix shifts. While the company expects sales to continue to grow, it cannot guarantee the level of growth achieved in fiscal 2007 will continue, as some of the factors contributing to the sales growth are outside the control of the company.

Commodities, such as flour, sweeteners, shortening and eggs, which are used in our bakery products, are subject to price fluctuations. Agricultural commodity prices reached all time high levels during 2007. The combination of prolonged global economic development in countries such as China and India and government mandated usage of agricultural products for the production of fuels like ethanol and biodiesel have significantly increased the demand for agricultural commodities. Production levels have not been able to increase as fast as demand has developed and commodity markets are rationing the available supply through substantially higher prices. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of increased commodity prices.

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

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below which are used in the preparation of its Consolidated Financial Statements:

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). During 2001, there was a sharp increase in the use of scan-based trading. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and is aggressively working with its larger customers, such as Wal-Mart, Winn-Dixie, Kroger and Food Lion, to expand the use of PBS. In fiscal 2007, the company recorded approximately $539.1 million in sales through PBS. The company estimates that by the end of fiscal 2008, it will have approximately $593.0 million in PBS sales. See Note 2 of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier, projected revenue using a reasonable multiplier and a discounted cash flow model using a reasonable discount rate. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years ended December 29, 2007, December 30, 2006, or December 31, 2005.

The company has intangible assets subject to amortization related to trademarks, customer lists and non-compete agreements acquired in acquisitions in prior years. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. This evaluation is performed by calculating the fair value of the individual intangible assets. The fair value is calculated as the sum of the present value of a hypothetical royalty rate multiplied by projected operating income (defined as earnings before interest and taxes) and the present value of the terminal value based on the Gordon growth model. This fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets were necessary for the fiscal years ended December 29, 2007, December 30, 2006, or December 31, 2005.

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

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 19 of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.

Pension Obligations.  The company records pension costs and benefit obligations related to its defined benefit plan based on actuarial valuations. These valuations include key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. Effective January 1, 2006, the company curtailed its defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. The company recorded pension income of $6.4 million for fiscal 2007. A quarter percentage point increase or decrease in the discount rate would impact the company’s fiscal 2007 pension income by approximately $0.1 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2007 pension income by approximately $0.7 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2007 pension obligations by approximately $9.3 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2007 pension obligations by approximately $8.8 million. The company expects pension income of approximately $7.2 million for fiscal 2008.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 10.8% (net of investment expenses). Based on this historical annual return on plan assets, the company believes a long-term rate of return assumption of 8.0% for fiscal 2008 is reasonable. The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% debt securities, 0-40% other diversifying strategies (including, but not limited to, absolute return funds), 0-25% real estate and 0-25% cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit investment management expense assumption and the return on asset rate reflects long-term expected returns net of investment expenses.

The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future lifetime of participants in the frozen pension plan. The total unrealized loss as of the fiscal 2007 remeasurement date of January 1, 2007 for all of the pension plans the company sponsors was $6.4 million. No amortization of these unrecognized amounts was required during fiscal 2007. The total unrecognized gain as of the fiscal 2008 measurement date of December 31, 2007 for the pension plans the company sponsors was $5.2 million. No amortizations of these unrecognized amounts are anticipated during fiscal 2008. To the extent that this unrecognized gain is subsequently recognized, then this gain will decrease the company’s pension costs in the future.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. See Note 18 of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the company’s postretirement plans.

During fiscal 2007, fiscal 2006, and fiscal 2005, the company contributed $1.0 million, $14.0 million, and $25.0 million, respectively, to the defined benefit plans. Future pension contributions will depend on market conditions. In fiscal 2008, there are no required pension contributions under the minimum funding requirements of ERISA. The company continues to review various contribution scenarios and it has not made a determination whether it will make any pension contributions during fiscal 2008. The company has evaluated the potential impact of the Pension Protection Act (the “Act”), which was passed into law on August 17, 2006, on future pension plan funding requirements based on current market conditions. The Act is not anticipated to have a material effect on the level of future funding requirements or on the company’s liquidity and capital resources. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

Reporting Periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2007, fiscal 2006 and fiscal 2005 consisted of 52 weeks. Fiscal 2008 will consist of 53 weeks.

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

Acquisitions.  On December 28, 2007, the company acquired certain assets of Key Mix Corporation (“Key Mix”) in Sykesville, Maryland. Key Mix, with annual sales of approximately $3.0 million, produces a variety of mixes used in the baking industry.

On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal produces cookies, cereal bars and creme-filled cakes.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 52	For the 52	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	December 29, 2007	December 30, 2006	December 31, 2005

Sales	100.00%	100.00%	100.00%
Gross margin	48.98	49.72	49.79
Selling, marketing, and administrative expenses	38.68	40.21	40.54
Depreciation and amortization	3.24	3.40	3.46
Gain on insurance recovery	(0.05)	(0.16)	—
Net interest income	(0.41)	(0.26)	(0.37)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.52	6.53	6.16
Income tax expense	2.70	2.40	2.32
Minority interest in variable interest entity	(0.17)	(0.17)	(0.18)
Income (loss) from discontinued operations	—	0.36	(0.09)
Cumulative effect of a change in accounting principle	—	(0.03)	—
Net income	4.65%	4.29%	3.57%

Fifty-Two Weeks Ended December 29, 2007 Compared to Fifty-Two Weeks Ended December 30, 2006

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,069,928	52.5%	$983,105	52.1%	8.8%
Store Branded Retail	266,620	13.1	242,331	12.8	10.0%
Foodservice and Other	700,126	34.4	663,218	35.1	5.6%

Total	$2,036,674	100.0%	$1,888,654	100.0%	7.8%

The 7.8% increase in sales was attributable to price increases of 5.6% and favorable product mix shifts and increased volume of 2.2%. The 2.2% increase in mix and volume resulted from the February 2006 acquisition of Derst Baking Company, which contributed 0.4%, and a slight product mix shift from lower priced cake products to higher priced bread products. The increase in branded retail sales was due primarily to increases in pricing and, to a lesser extent, volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases, and to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by unit volume declines.

Flowers Bakeries Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$974,818	59.1%	$887,838	58.7%	9.8%
Store Branded Retail	222,126	13.5	197,157	13.0	12.7%
Foodservice and Other	452,307	27.4	427,894	28.3	5.7%

Total	$1,649,251	100.0%	$1,512,889	100.0%	9.0%

The 9.0% increase in sales was attributable to price increases of 6.2%, volume increases of 2.5% and favorable product mix shifts of 0.3%. The Derst acquisition contributed 0.5% of the total increase. The increase in branded retail sales was due to price increases and, to a lesser extent, volume increases. Flowers Bakeries’ Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing and volume increases. The increase in foodservice and other sales was due to price increases and, to a lesser extent, volume increases.

Flowers Specialty Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$95,110	24.5%	$95,267	25.4%	(0.2)%
Store Branded Retail	44,494	11.5	45,174	12.0	(1.5)%
Foodservice and Other	247,819	64.0	235,324	62.6	5.3%

Total	$387,423	100.0%	$375,765	100.0%	3.1%

The 3.1% increase in sales was attributable to price increases of 4.5% and favorable product mix shifts of 3.2%, partially offset by volume declines of 4.6%. The slight decrease in branded retail sales was the result of less favorable pricing, partially offset by volume increases. The decrease in store branded retail sales was primarily due to a shift in product mix from branded products to foodservice items, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  Gross margin for the fiscal year ended December 29, 2007 was $997.7 million, or 6.2% higher than gross margin reported for fiscal year 2006 of $939.0 million. As a percent of sales, gross margin was 49.0% as compared to 49.7% in the prior year. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by pricing gains, lower packaging and labor costs as a percent of sales and start-up costs in the prior year relating to three new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. Recently, the commodities market has become extremely volatile. Agricultural commodity prices reached all time high levels during fiscal 2007. The combination of prolonged global economic development in countries such as China and India and government mandated usage of agricultural products for the production of fuels like ethanol and biodiesel have significantly increased the demand for agricultural commodities. Production levels have not been able to increase as fast as demand has developed and commodity markets are rationing the available supply through substantially higher prices. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Flowers Bakeries’ gross margin decreased to 53.7% of sales for the fiscal year ended December 29, 2007, compared to 54.7% of sales for the prior year. This decrease as a percent of sales was primarily due to higher ingredient costs and increased rent expense, partially offset by pricing gains and the start-up costs in the prior year related to three new production lines.

Flowers Specialty’s gross margin decreased to 28.9% of sales for fiscal 2007, compared to 29.6% of sales for fiscal 2006. This decrease as a percent of sales was primarily a result of higher ingredient costs and product mix shifts, partially offset by lower packaging and labor costs.

Selling, Marketing and Administrative Expenses.  For fiscal 2007, selling, marketing and administrative expenses were $787.8 million, or 38.7% of sales as compared to $759.4 million, or 40.2% of sales reported for fiscal 2006. This decrease as a percent of sales was due to increased sales, higher pension income and lower distribution and labor costs as a percent of sales, partially offset by increased stock-based compensation expense. Pension income increased as a result of improved investment performance and contributions made by the company. The improvement in distribution expense was primarily the result of higher costs in the first quarter of fiscal 2006 relating to the transition to a new centralized distribution center at Flowers Specialty and increased capacity at Flowers Bakeries closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. Stock-based compensation expense increased $6.6 million year over year as the result of a 26.5% increase in the company’s stock price during the first two quarters of fiscal 2007, which affected the company’s stock appreciation rights expense (the company’s employee stock appreciation rights vested at the beginning of the third quarter), and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s stock-based compensation.

Flowers Bakeries’ selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. Flowers Bakeries’ selling, marketing and administrative expenses were $686.6 million, or 41.6% of sales during fiscal 2007, as compared to $652.8 million, or 43.2% of sales during fiscal 2006. The decrease as a percent of sales was primarily due to price increases and lower labor and distribution costs as a percent of sales, partially offset by increased stock-based compensation expense of $2.2 million discussed above.

Flowers Specialty’s selling, marketing and administrative expenses were $72.6 million, or 18.7% of sales for the fiscal year ended December 29, 2007, as compared to $80.1 million, or 21.3% of sales during fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs. The decrease in distribution costs was the result of costs incurred in fiscal 2006 associated with the transition to a new centralized distribution center.

Depreciation and Amortization.  Depreciation and amortization expense was $66.1 million for fiscal 2007, an increase of 2.9% from fiscal 2006, which was $64.3 million.

Flowers Bakeries’ depreciation and amortization expense increased to $53.3 million for fiscal 2007 from $51.3 million for fiscal 2006. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2007.

Flowers Specialty’s depreciation and amortization expense was $12.9 million for fiscal 2007 as compared to $13.1 million for fiscal 2006. During fiscal 2007, a trademark acquired in a fiscal 2003 acquisition became fully amortized.

Gain on Insurance Recovery.  During fiscal 2007, the company recorded a gain of $0.9 million related to insurance proceeds in excess of the net book value of certain equipment destroyed by fire at its Opelika, Alabama production facility, and a distribution facility destroyed by fire at its Lynchburg, Virginia location.

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

Net Interest Income.  For fiscal 2007, net interest income was $8.4 million, an increase of $3.5 million from fiscal 2006, which was $4.9 million. The increase was related to higher interest income as a result of an increase in independent distributors’ notes receivable primarily from the sale of territories acquired in the Derst acquisition and a decrease in interest expense due to lower average debt outstanding under the company’s credit facility.

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle.  Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle for fiscal 2007 was $153.1 million, an increase of $29.7 million from the $123.4 million reported for fiscal 2006.

The improvement was primarily the result of improvements in the operating results of Flowers Bakeries and Flowers Specialty of $20.6 million and $7.9 million, respectively, offset by an increase in unallocated corporate expenses of $2.3 million. Also contributing to the increase was an increase in net interest income of $3.5 million. The increase at Flowers Bakeries was primarily attributable to higher sales, start-up costs incurred during the prior year as discussed above and lower distribution expenses as a result of increased capacity closer to certain of the company’s markets as discussed above. The increase at Flowers Specialty was primarily a result of higher sales, decreased packaging costs and lower distribution costs as a result of the transition in the first quarter of fiscal 2006 to a new centralized distribution center. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense, partially offset by higher pension income. See Net Interest Income above for a discussion of the increase in this area.

Income Taxes.  The effective tax rate for fiscal 2007 was 35.9% compared to 36.7% in the prior year. This decrease primarily relates to the increase in the Section 199 qualifying production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

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

Income from Discontinued Operations.  During fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for the majority of these costs; therefore, the reserve was reversed through discontinued operations in fiscal 2006.

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to the company’s Mrs. Smith’s frozen dessert business (“Mrs. Smith’s”), which was sold in 2003.

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

These items are recorded as Income from discontinued operations, net of income tax, in the consolidated statement of income for the fifty-two weeks ended December 30, 2006.

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

Fifty-Two Weeks Ended December 30, 2006 Compared to Fifty-Two Weeks Ended December 31, 2005

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$983,105	52.1%	$880,322	51.3%	11.7%
Store Branded Retail	242,331	12.8	214,783	12.5	12.8%
Foodservice and Other	663,218	35.1	620,764	36.2	6.8%

Total	$1,888,654	100.0%	$1,715,869	100.0%	10.1%

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

Flowers Bakeries Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$887,838	58.7%	$790,426	58.4%	12.3%
Store Branded Retail	197,157	13.0	169,343	12.5	16.4%
Foodservice and Other	427,894	28.3	393,849	29.1	8.6%

Total	$1,512,889	100.0%	$1,353,618	100.0%	11.8%

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

Flowers Specialty Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 30, 2006		December 31, 2005		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$95,267	25.4%	$89,896	24.8%	6.0%
Store Branded Retail	45,174	12.0	45,440	12.5	(0.6)%
Foodservice and Other	235,324	62.6	226,915	62.7	3.7%

Total	$375,765	100.0%	$362,251	100.0%	3.7%

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

Selling, Marketing and Administrative Expenses.  For fiscal 2006, selling, marketing and administrative expenses were $759.4 million, or 40.2% of sales as compared to $695.7 million, or 40.5% of sales reported for fiscal 2005. This decrease as a percent of sales was due to increased sales and lower advertising and pension costs. These positive items were partially offset by income of $1.4 million received during fiscal 2005 as a result of a settlement of a class action lawsuit against several of the company’s high fructose corn syrup suppliers as a result of pricing irregularities and higher stock-based compensation costs. Stock-based compensation costs increased $4.4 million, or $0.03 per share, year over year, primarily as a result of the adoption of SFAS 123R. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the company’s stock-based compensation.

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

During fiscal 2006, the IRS finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for the majority of these costs; therefore, the reserve was reversed through discontinued operations in fiscal 2006.

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s, which was sold in 2003.

These items are recorded as Income from discontinued operations, net of income tax, in the consolidated statement of income for the fifty-two weeks ended December 30, 2006.

On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale in April 2003 of the company’s Mrs. Smith’s Bakeries’ frozen dessert business to Schwan. This settlement included a payment of $2.0 million. This payment, $1.2 million, net of tax benefit, along with other charges related to the Mrs. Smith’s business of $0.4 million, net of tax benefits, are included in discontinued operations for the fifty-two weeks ended December 31, 2005. The other charges include an adjustment of $0.2 million, net of tax benefit, relating to costs to settle a class action lawsuit related to pie shells produced by a former operating facility as discussed in Item 3. Legal Proceedings of this Form 10-K.

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

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “lease”) representing a commitment to lease up to $50.0 million in certain properties related to the distribution facilities of the company. Pursuant to terms of the lease, the company may either develop, on behalf of the lessor, distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back.

The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended December 29, 2007, the company entered into approximately $26.9 million of operating lease commitments under the lease. Under the current commitments, the lease payments will aggregate to approximately $11.0 million during fiscal 2008 through fiscal 2012.

Flowers Foods’ cash and cash equivalents increased to $20.0 million at December 29, 2007 from $13.9 million at December 30, 2006. The increase of $6.1 million resulted from the net of $214.6 million provided by operating activities, $102.9 million disbursed for investing activities and $105.6 million disbursed for financing activities.

Included in cash and cash equivalents at December 29, 2007 and December 30, 2006 was $6.0 million and $5.4 million, respectively, related to the company’s VIE, which is not available for use by the company.

Cash Flows Provided by Operating Activities.  Net cash of $214.6 million provided by operating activities consisted primarily of $94.6 million in net income adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$66,094
Stock-based compensation	15,151
Deferred income taxes	(6,075)
Provision for inventory obsolescence	553
Allowances for accounts receivable	812
Minority interest in variable interest entity	3,500
Other	(1,327)

Total	$78,708

Cash received for working capital and other activities was $41.3 million.

During the third quarter of fiscal 2007, on July 16, 2007, the company’s outstanding employee stock appreciation rights granted in 2003 vested. On July 20, 2007, cash of $9.4 million was paid to grantees.

During fiscal 2007, the company made a voluntary cash contribution of $1.0 million to its defined benefit plan. This contribution was funded from the company’s internally generated funds and was tax deductible. Although this contribution was not required to be made by the minimum funding requirements of ERISA, the company believes that, due to its strong cash flow and balance sheet, this was an appropriate time to make the contribution in order to reduce the impact of future contributions. The value of the company’s plan assets remained above the ABO at its most recent plan measurement date. In fiscal 2008, there are no required pension contributions under the minimum funding requirements of ERISA. The company continues to review various contribution scenarios and it has not made a determination whether it will make any pension contributions during fiscal 2008. In assessing these different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2008, the company estimates payments totaling $20.0 million relating to its bonus program.

Cash Flows Disbursed for Investing Activities.  Net cash disbursed for investing activities for fiscal 2007 of $102.9 million included capital expenditures of $88.1 million. Capital expenditures at Flowers Bakeries and Flowers Specialty were $50.4 million and $34.4 million, respectively. Included in Flowers Specialty’s capital expenditures for fiscal 2007 was the reacquiring of a bakery facility in Suwanee, Georgia from The Schwan Food Company. The company built the bakery in 1999 and then sold the property to Schwan in 2003 as part of the sale of the Mrs. Smith’s business. Since 2003, the company has operated the bakery under the terms of a building lease with Schwan. Reacquiring the building provides the company with operational certainty regarding future production and creates opportunities for expansion to accommodate additional volume. The company estimates capital expenditures of approximately $95.0 million to $100.0 million during fiscal 2008. Included in the estimated capital expenditures for fiscal 2008 is approximately $19.0 million relating to the building of a 200,000-square-foot bakery facility in Bardstown, Kentucky. This facility will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Construction began in January 2008 and it is expected that the bakery will open with one production line in the fall of 2008, with a second production line to be added at a later date. The production machinery and equipment for this facility will be leased under operating leases.

Cash Flows Disbursed for Financing Activities.  Net cash disbursed for financing activities of $105.6 million during fiscal 2007 consisted primarily of dividends paid of $42.1 million, net debt repayments of $57.1 million and stock repurchases of $33.3 million, partially offset by proceeds of $22.1 million from the exercise of stock options. In accordance with SFAS 123R, excess income tax windfall benefits of $9.3 million and $8.6 million related to stock award activity during fiscal 2007 and fiscal 2006, respectively, are classified as cash inflows from financing activities. Because the company applied the modified prospective transition method in adopting SFAS 123R, prior period cash flow statements are not restated. Therefore, cash income tax windfall benefits of $11.2 million related to stock award activity during fiscal 2005 are classified as cash inflows from operating activities.

Credit Facility.  Effective October 5, 2007, the company further amended its credit facility (the “new credit facility”), which was previously amended and restated on June 6, 2006 (“the former credit facility”). The new credit facility is a five-year $250.0 million unsecured revolving loan facility with two one-year extension options. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There are currently no outstanding borrowings under the credit facility, nor were there any outstanding borrowings under the credit facility at December 29, 2007.

The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 29, 2007 the company was in compliance with all restrictive financial covenants under the new credit facility.

The company paid financing costs of $0.3 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

On June 6, 2006, the company amended its five-year, $250.0 million unsecured revolving loan facility. Under the former credit facility, the company could request to increase its borrowings up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility, with the exception of the maximum leverage ratio.

Credit Rating.  Currently, the company’s credit ratings by Standard and Poor’s, Moody’s Investor Service and Fitch Ratings are BBB-, Baa3, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility, but could affect future credit availability.

Stock Repurchase Plan.  On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Subsequent to year-end, on February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 29, 2007, 19.1 million shares at a cost of $280.4 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $33.3 million purchased during fiscal 2007.

Income Taxes.  The company experienced minimal federal cash tax payments from 1999 to 2004 due primarily to net operating loss carryovers. Beginning in fiscal 2005, the company began making estimated federal tax payments because the federal net operating loss carryovers had been fully utilized. The federal payments totaled $42.5 million, $39.0 million and $20.5 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and were funded with cash flows from operations. During fiscal 2006, the company received a $10.5 million federal income tax refund.

Distributor Arrangements.  The company offers long-term financing to independent distributors for the purchase of their territories, and substantially all of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor within the six-month period following the sale of a territory to the independent distributor; beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.9 million and $0.6 million as of December 29, 2007 and December 30, 2006, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor, company employees operate the territory until it can be resold. The company held an aggregate of $99.5 million and $84.3 million as of December 29, 2007 and December 30, 2006, respectively, of distributor notes. This increase was primarily due to the sale in fiscal 2007 of territories acquired in the 2006 Derst acquisition. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $12.4 million and $22.9 million as of December 29, 2007 and December 30, 2006, respectively, of territories held for sale.

A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, through their respective terms, approximately $1.2 million in leases at December 29, 2007 that certain independent distributors have entered into with third party financial institutions. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company subleases the truck from the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 29, 2007 and December 30, 2006, the company operated 284 and 390 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at December 29, 2007 and December 30, 2006, the maximum obligation associated with these truck leases was approximately $9.7 million and $12.2 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.  At December 29, 2007 and December 30, 2006, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments.  The following table summarizes the company’s contractual obligations and commitments at December 29, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
					2012 and
	2008	2009	2010	2011	Thereafter

Contractual Obligations:
Long-term debt(1)	$1,919	$699	$700	$691	$1,623
Capital leases	5,001	4,990	5,134	3,521	5,150
Interest on capital leases	1,250	975	655	261	664
Non-cancelable operating lease obligations(2)	39,154	33,685	30,159	26,604	121,911
Purchase obligations(3)	102,272	—	—	—	—

Total contractual cash obligations	$149,596	$40,349	$36,648	$31,077	$129,348

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
					2012 and
	2008	2009	2010	2011	Thereafter

Commitments:
Standby letters of credit(4)	$3,942	$—	$—	$—	$—
Truck lease guarantees	49	—	248	183	763

Total commitments	$3,991	$—	$248	$183	$763

(1)	Interest rates are variable, therefore expected interest payments are not included in the above information.

(2)	Does not include lease payments expected to be incurred in fiscal year 2008 related to distributor vehicles and other short-term or cancelable operating leases.

(3)	Represents the company’s various ingredient and packaging purchasing agreements, which meet the normal purchases exception under SFAS 133.

(4)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the Company as of December 29, 2007.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s FIN 48 net liability of $3.6 million related to uncertain tax positions. Details regarding this liability are presented in Note 19 of Notes to Consolidated Financial Statements of this Form 10-K.

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

On April 24, 2003, in connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business to Schwan, the company agreed to provide customary indemnifications to Schwan for matters such as breaches of representations and warranties, certain tax matters and liabilities arising prior to the consummation of the transaction. The company purchased an insurance policy to cover certain product liability claims that may arise under the indemnification. Certain non-product liability claims were asserted by Schwan. These claims were not covered by the insurance policy and were the company’s responsibility. On September 22, 2005, the company and Schwan reached a final settlement regarding all claims in connection with the sale. The terms of the settlement consisted of a payment by the company to Schwan of $2.0 million, which is recorded in discontinued operations for the 52 weeks ended December 31, 2005. Except as described above, no other significant guarantees or indemnifications have been entered into by the company through December 29, 2007.

New Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008), and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This deferral will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The company is currently assessing the effect of this pronouncement on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008). The company is currently assessing the effects of this pronouncement on its financial statements, but at this time, no material effect is expected.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R outlines the requirements for accounting for business combinations. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the company’s fiscal 2009). The company is currently assessing the effects of this pronouncement on its financial statements.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the company’s fiscal 2009). The company is currently assessing the effects of this pronouncement on its financial statements, but at this time, no material effect is expected.

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

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material and packaging prices. At December 29, 2007, the fair market value of the company’s commodity derivative portfolio was $21.9 million. Of this fair value, $22.9 million is based on quoted market prices and $(1.0) million is based on models and other valuation methods. $21.8 million and $0.1 million of this fair value relates to instruments that will be utilized in fiscal 2008 and fiscal 2009, respectively. A sensitivity analysis has been prepared to estimate the company’s exposure to commodity price risk. Based on the company’s derivative portfolio as of December 29, 2007, a hypothetical ten percent increase in commodity prices under normal market conditions could potentially have a $16.0 million effect on the fair value of the derivative portfolio. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, the company expects that any gain in fair value of the portfolio would be substantially offset by increases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and committees of the Board of Directors”, “Corporate Governance-Relationships Among Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 25, 2008 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 11, 2007 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” and “Compensation Committee Report” in the proxy.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information set forth under the caption “Corporate Governance -Determination of Independence” and “Transactions with Management and Others” in the proxy.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2007 and Fiscal 2006 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)  List of documents filed as part of this report.

1.  Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended December 29, 2007, December 30, 2006, and December 31, 2005.

Consolidated Balance Sheets at December 29, 2007 and December 30, 2006.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 29, 2007, December 30, 2006 and December 31, 2005.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-two weeks ended December 29, 2007, December 30, 2006, and December 31, 2005.

3. Exhibits.  The following documents are filed as exhibits hereto:

Exhibit
No.			Name of Exhibit

2.1		—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2		—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1		—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).
3.2		—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).
4.1		—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2		—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3		—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).
10.1		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.2		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).
10.3		—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.4		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
*10	.5	—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan.
10.6		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.7		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.8		—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.9		—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.10		—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
*10	.11	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.12		—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
*10	.13	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

Exhibit
No.			Name of Exhibit

10.14		—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).
10.15		—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).
10.16		—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).
10.17		—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).
*10	.18	—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005.
10.19		—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).
10.20		—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).
*21		—	Subsidiaries of Flowers Foods, Inc.
*23		—	Consent of PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended December 29, 2007.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2008.

FLOWERS FOODS, INC.

/s/  GEORGE E. DEESE
George E. Deese
Chairman of the Board, President and
Chief Executive Officer

/s/  R. STEVE KINSEY
R. Steve Kinsey
Senior Vice President and
Chief Financial Officer

/s/  KARYL H. LAUDER
Karyl H. Lauder
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board, President and Chief Executive Officer	February 27, 2008

/s/ R. STEVE KINSEY R. Steve Kinsey	Senior Vice President and Chief Financial Officer	February 27, 2008

/s/ KARYL H. LAUDER Karyl H. Lauder	Vice President and Chief Accounting Officer	February 27, 2008

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 27, 2008

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 27, 2008

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 27, 2008

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 27, 2008

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	February 27, 2008

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	February 27, 2008

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 27, 2008

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 27, 2008

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 27, 2008

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 27, 2008

FLOWERS FOODS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at December 29, 2007 and December 30, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the company changed the date that it measures plan assets and obligations for its defined benefit and postretirement plans in 2007 and the manner in which it accounts for defined benefit and postretirement plans effective December 30, 2006.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2008

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

Sales	$2,036,674	$1,888,654	$1,715,869
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,039,011	949,612	861,583
Selling, marketing and administrative expenses	787,821	759,387	695,656
Depreciation and amortization	66,094	64,250	59,344
Gain on insurance recovery	(933)	(3,088)	—

Income from operations	144,681	118,493	99,286
Interest expense	3,450	4,923	3,576
Interest income	(11,854)	(9,869)	(9,913)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	153,085	123,439	105,623
Income tax expense	54,970	45,304	39,861

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	98,115	78,135	65,762
Minority interest in variable interest entity	(3,500)	(3,255)	(2,904)

Income from continuing operations before cumulative effect of a change in accounting principle	94,615	74,880	62,858
Income (loss) from discontinued operations, net of income tax benefits of $4,731 and $998, respectively	—	6,731	(1,627)
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	—	(568)	—

Net income	$94,615	$81,043	$61,231

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.04	$0.82	$0.68
Income (loss) from discontinued operations, net of income tax	—	0.08	(0.02)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(0.01)	—

Net income per share	$1.04	$0.89	$0.66

Weighted average shares outstanding	90,970	91,233	92,687

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principles	$1.02	$0.81	$0.66
Income (loss) from discontinued operations, net of income tax	—	0.08	(0.02)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(0.01)	—

Net income per share	$1.02	$0.88	$0.64

Weighted average shares outstanding	92,368	92,600	95,369

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2007	December 30, 2006
	(Amounts in thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$19,978	$13,914

Accounts and notes receivable, net	137,682	131,879

Inventories, net:
Raw materials	14,257	12,573
Packaging materials	10,809	10,539
Finished goods	22,271	20,613

	47,337	43,725

Spare parts and supplies	28,574	25,724

Deferred income taxes	1,863	11,679

Other	33,800	15,195

	269,234	242,116

Property, Plant and Equipment:
Land	44,826	38,849
Buildings	280,806	252,729
Machinery and equipment	612,983	583,685
Furniture, fixtures and transportation equipment	87,870	85,689
Construction in progress	16,997	16,160

	1,043,482	977,112
Less: accumulated depreciation	(556,960)	(512,670)

	486,522	464,442

Notes Receivable	88,469	74,428

Assets Held for Sale — Distributor Routes	12,396	22,908

Other Assets	32,525	3,038

Goodwill	76,338	75,537

Other Intangible Assets, net	22,051	24,121

	$987,535	$906,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$6,920	$7,406
Accounts payable	98,302	90,945
Other accrued liabilities	108,423	86,891

	213,645	185,242

Long-Term Debt and Capital Leases	22,508	79,126

Other Liabilities:
Post-retirement/post-employment obligations	—	146
Deferred income taxes	50,974	47,394
Other	36,391	25,949

	87,365	73,489

Minority Interest in Variable Interest Entity	7,802	5,870

Commitments and Contingencies (Note 20)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued
Common Stock — $.01 par value, 120,000,000 authorized shares, 101,659,924 shares and 67,775,496 shares issued, respectively	1,017	678
Treasury stock 9,755,350 shares and 7,324,865 shares, respectively	(154,801)	(162,368)
Capital in excess of par value	484,472	482,157
Retained earnings	303,386	250,616
Accumulated other comprehensive income (loss)	22,141	(8,220)

	656,215	562,863

	$987,535	$906,590

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
		Common Stock		Capital		Other
	Comprehensive	Number of		in Excess		Comprehensive	Treasury Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Unearned
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)

Balances at January 1, 2005		45,185,121	$452	$484,476	$160,988	$(22,710)	(2,040,068)	$(52,366)	$(1,103)	$569,737
Net Income	$61,231				61,231					61,231
Derivative instruments	7,729					7,729				7,729
Reduction in minimum pension liability	3,044					3,044				3,044

Comprehensive income	$72,004

Adjustment for 3-for-2 stock split (See Note 14)		22,590,375	226	(226)			(2,388,703)			—
Stock repurchases							(4,181,815)	(124,388)		(124,388)
Exercise of stock options (includes income tax benefits of $11,162)				(9,715)			1,127,891	27,320		17,605
Issuance and vesting of restricted stock awards (includes income tax benefits of $48)				161			20,496	566	(679)	48
Contingent share issuance				12			4,562	121		133
Amortization of restricted stock awards									884	884
Dividends paid — $0.255 per common share					(23,652)					(23,652)

Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (See Note 15)				(898)					898	—
Cumulative effect of change in accounting principle (See Note 18)						(9,630)				(9,630)
Net income	$81,043				81,043					81,043
Derivative instruments	(878)					(878)				(878)
Reduction in unrecognized loss and prior service cost	14,225					14,225				14,225

Comprehensive income	$94,390

Stock repurchases							(2,326,300)	(63,617)		(63,617)
Exercise of stock options (includes income tax benefits of $8,529)				(5,572)			998,330	20,459		14,887
Issuance and vesting of restricted stock awards (includes income tax benefits of $86)				(3,160)			161,340	3,251		91
Reversion of restricted stock award				13			(600)	(13)		—
Restricted stock award compensation				3,015						3,015
Stock option compensation				3,950						3,950
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.317 per common share					(28,994)					(28,994)

Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$0	$562,863
Cumulative effect of a change in accounting principle — FIN 48 (Note 19)					(382)					(382)
Cumulative effect of a change in accounting principle — SFAS 158 (Note 18)					657	5,036				5,693
Net income	$94,615				94,615					94,615
Derivative instruments	18,107					18,107				18,107
Amortization of prior service costs						204				204
Reduction in unrecognized loss	7,014					7,014				7,014

Comprehensive income	$119,736

Adjustment for 3-for-2 stock split (Note 14)		33,884,428	339	(339)			(3,425,133)			—
Exercise of stock options (includes income tax benefits of $11,211)				(4,271)			2,344,968	37,567		33,296
Issuance of restricted stock award				(3,312)			149,400	3,312		—
Restricted/deferred stock compensation				5,605						5,605
Stock option compensation				4,568						4,568
Restricted stock award reversion				16			(1,050)	(16)		—
Income tax benefit of restricted stock award vesting				48						48
Stock repurchases							(1,498,670)	(33,296)		(33,296)
Dividends paid — $0.458 per common share					(42,120)					(42,120)

Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$0	$656,215

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows provided by (disbursed for) operating activities:
Net income	$94,615	$81,043	$61,231
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expenses related to discontinued operations	—	(5,509)	625
Cumulative effect of a change in accounting principle	—	930	—
Depreciation and amortization	66,094	64,250	59,344
Stock based compensation	15,151	8,595	4,232
Income tax benefit related to stock awards	—	—	11,210
Deferred income taxes	(6,075)	(11,644)	12,408
Write-off of certain distributor notes	—	—	816
Provision for inventory obsolescence	553	910	696
Allowances for accounts receivable	812	717	1,211
Reserve for hedging counterparty receivable (See Note 8)	—	229	917
Minority interest in variable interest entity	3,500	3,255	2,904
Other	(1,327)	(731)	3,714
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(5,036)	(7,314)	(1,708)
Inventories, net	(3,612)	(844)	(5,371)
Other assets	28,381	20,580	(17,658)
Pension obligations	(1,000)	(14,000)	(25,000)
Accounts payable and other accrued liabilities	22,542	10,809	4,408

Net cash provided by operating activities	214,598	151,276	113,979

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(88,125)	(61,792)	(58,846)
(Increase) decrease of notes receivable, net	(15,211)	(4,955)	2,011
Acquisition of businesses, net of cash acquired	(1,515)	(887)	(9,867)
Other	1,983	(4,082)	(3,751)

Net cash disbursed for investing activities	(102,868)	(71,716)	(70,453)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(42,120)	(28,994)	(23,652)
Exercise of stock options	22,087	6,363	6,443
Income tax benefit related to stock awards	9,288	8,615	—
Payment of financing fees	(320)	(391)	—
Stock repurchases	(33,296)	(63,617)	(124,388)
Change in book overdraft.	(4,201)	(3,212)	10,224
Proceeds from credit facility borrowings	146,500	347,400	170,000
Debt and capital lease obligation payments	(203,604)	(342,811)	(118,610)

Net cash disbursed for financing activities	(105,666)	(76,647)	(79,983)

Net increase (decrease) in cash and cash equivalents	6,064	2,913	(36,457)
Cash and cash equivalents at beginning of period	13,914	11,001	47,458

Cash and cash equivalents at end of period	$19,978	$13,914	$11,001

Schedule of non cash investing and financing activities:
Stock issued for acquisition	$—	$36,400	$—
Stock compensation transactions	$—	$—	$4,971
Capital lease obligations	$2,378	$6,349	$4,446
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,792	$4,559	$3,241
Income taxes paid, net of refunds of $189, $10,533 and $316, respectively	$46,972	$31,385	$24,955

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. The company maintains a transportation agreement with a thinly capitalized entity. The company is the primary beneficiary of this entity, and, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”), Consolidation of Variable Interest Entities, the company consolidates this entity in its Consolidated Financial Statements. For further information, see Note 12 below. Intercompany transactions and balances are eliminated in consolidation.

Fiscal Year End.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2007, fiscal 2006 and fiscal 2005 consisted of 52 weeks. Fiscal 2008 will consist of 53 weeks.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal 2007, fiscal 2006 and fiscal 2005, the company recorded approximately $539.1 million, $477.3 million and $422.9 million, respectively, in sales through PBS.

The company’s production facilities deliver the products to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 29, 2007 and December 30, 2006 was $3.4 million and $2.6 million, respectively.

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

The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2007, fiscal 2006 and fiscal 2005.

The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $0.9 million during fiscal 2007 and $0.8 million during fiscal 2006 and net losses of $0.7 million during fiscal 2005 related to the sale of territories as a component of selling, marketing and administrative expenses. Included in the net losses of $0.7 million during fiscal 2005 were losses of $1.2 million related to the write-off of distributors’ notes receivable and the settlement of routes as a result of the effects of Hurricane Katrina.

Cash and Cash Equivalents.  The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.  Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $0.1 million and $0.2 million were recorded at December 29, 2007 and December 30, 2006, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent.

Concentration of Credit Risk.  The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal 2007, fiscal 2006 and fiscal 2005 accounted for 43.0%, 42.0% and 40.6% of sales,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for fiscal 2007, fiscal 2006, and fiscal 2005.

	Percent of Sales
	Flowers Bakeries	Flowers Specialty	Total

Fiscal 2007	17.4%	2.5%	19.9%
Fiscal 2006	16.3%	2.6%	18.9%
Fiscal 2005	14.6%	2.7%	17.3%

Inventories.  Inventories at December 29, 2007 and December 30, 2006 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Spare Parts and Supplies.  The company maintains inventories of spare parts and supplies, which are used for repairs and maintenance of its machinery and equipment. These spare parts and supplies allow the company to react quickly in the event of a mechanical breakdown. These parts are valued using the first-in-first-out method and are expensed as the part is used. Periodic physical inventories of the parts are performed, and the value of the parts is adjusted for any obsolescence or difference in the actual inventory count and the value recorded.

Property, Plant and Equipment and Depreciation.  Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases is classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $12.2 million and $10.6 million at December 29, 2007 and December 30, 2006, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $64.6 million, $62.7 million and $58.9 million, respectively. The company did not have any capitalized interest during fiscal 2007, fiscal 2006 or fiscal 2005.

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2007, fiscal 2006 or fiscal 2005. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising and Consumer Promotion.  Advertising and consumer promotion costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and consumer promotion expense was approximately $18.1 million, $17.9 million and $19.4 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Stock-Based Compensation.  In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that the value of stock options and similar awards be expensed. The company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. This method required the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. See Note 15 for information relating to the company’s stock-based compensation. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the company applied intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Compensation cost for stock options, if any, was measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The company applied the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the company had elected to recognize compensation expense based upon the fair value at the grant dates for stock options under these plans, the company’s net income and net income per share would have been affected as follows:

For the 52 Weeks Ended
December 31, 2005
(Amounts in thousands, except per share amounts)

Net income, as reported	$61,231
Deduct: Total additional stock-based employee compensation cost, net of income tax, that would have been included in net income under fair value method	(1,921)

Pro forma net income	$59,310

Basic net income per share as reported	$0.66
Pro forma	$0.64
Diluted net income per share as reported	$0.64
Pro forma	$0.62

Software Development Costs.  The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $4.7 million and $8.4 million at December 29, 2007 and December 30, 2006, respectively. Amortization expense of capitalized software development costs was $4.2 million, $4.2 million and $3.3 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company as of December 31, 2006. As a result of the adoption of FIN 48, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008), and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This deferral will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The company is currently assessing the effect of this pronouncement on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the company’s fiscal 2008). The company is currently assessing the effects of this pronouncement on its financial statements, but at this time, no material effect is expected.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R outlines the requirements for accounting for business combinations. The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the company’s fiscal 2009). The company is currently assessing the effects of this pronouncement on its financial statements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the company’s fiscal 2009). The company is currently assessing the effects of this pronouncement on its financial statements, but at this time, no material effect is expected.

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

	For the 52 Weeks Ended
	December 30,	December 31,
	2006	2005
	(Amounts in thousands)

Claim settlement	$—	$(2,000)
Provision for retained liabilities	—	(625)
Insurance recovery	2,000	—
Other	—	—

Pre-tax discontinued operation	2,000	(2,625)
Income tax benefit	4,731	998

Income (loss) from discontinued operations, net of income tax	$6,731	$(1,627)

During fiscal 2004, based on claim activity, the company established a reserve of $5.1 million ($3.1 million, net of income tax) as an estimate of future expenses likely to be incurred by the company in connection with Mrs. Smith’s. The balance of this reserve as of December 29, 2007 and December 30, 2006 was $0 million and $0.1 million, respectively. Included in this reserve was $1.8 million, net of income tax benefit, regarding a settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s. Additional costs of $0.2 million, net of income tax benefit, were recorded as part of discontinued operations during fiscal 2005 relating to this settlement. During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to this settlement and such recovery is recorded in discontinued operations for the 52 weeks ended December 30, 2006.

During fiscal 2006, the Internal Revenue Service (“IRS”) finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for the majority of these costs; therefore, the reserve was reversed through discontinued operations in the 52 weeks ended December 30, 2006.

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s. This adjustment is also recorded in discontinued operations in the consolidated statement of income for the 52 weeks ended December 30, 2006.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no revenues or results of operations recorded for the discontinued operation for the 52 weeks ending December 29, 2007, December 30, 2006 and December 31, 2005.

Note 5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during fiscal 2007 is as follows (amounts in thousands):

	Flowers Bakeries	Flowers Specialty	Total

Balance as of December 30, 2006	$71,861	$3,676	$75,537
Acquisition(1)	—	801	801

Balance as of December 29, 2007	$71,861	$4,477	$76,338

(1)	The company acquired certain assets of Key Mix Corporation in Sykesville, Maryland on December 28, 2007. See Note 9 for further information regarding this acquisition.

The following table sets forth information for other intangible assets, all of which are being amortized:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Trademarks	$11,382	$12,038
Customer relationships	10,008	11,241
Non-compete agreements	661	842

Total intangible assets, net	$22,051	$24,121

As part of the acquisition of Derst Baking Company in February 2006, the company acquired a trademark, which was valued at $7.0 million and is being amortized straight-line over 40 years, and customer relationships valued at $6.6 million, which are being amortized over 15 years using an accelerated amortization method.

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

The company has a non-compete agreement related to an acquisition that is amortized over the five-year term of the agreement. Amortization expense related to customer relationships, the non-compete agreement and trademarks for fiscal 2007, fiscal 2006 and fiscal 2005 was $2.1 million, $2.1 million and $1.1 million, respectively. Estimated amortization expense for fiscal 2008, fiscal 2009, fiscal 2010, fiscal 2011 and fiscal 2012 is $1.6 million, $1.7 million, $1.6 million, $1.6 million and $1.6 million, respectively.

In connection with the sale of the Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million. The company is recognizing income related to this agreement as a reduction of amortization expense over the life of the agreement. The company reduced amortization expense by $0.6 million, $0.6 million and $0.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, resulting from this agreement. Amortization expense will be reduced in fiscal 2008 by $0.2 million, resulting from this agreement.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For intangible assets subject to amortization, the cost and accumulated amortization was $28.5 million and $6.5 million, respectively at December 29, 2007. As of December 30, 2006, the cost and accumulated amortization was $28.5 million and $4.5 million, respectively.

Note 6.	Notes Receivable

Between September 1996 and March 2001, the independent distributor notes, entered into in connection with the purchase of the distributors’ territories (the “distributor notes”), were made directly between the distributor and a third party financial institution. In March 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. The purchase price of the distributor note balance represented the notional and fair value of the notes at the purchase date. Since that time, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2007, fiscal 2006 and fiscal 2005, $11.2 million, $9.7 million and $9.5 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At December 29, 2007 and December 30, 2006, the outstanding balance of the distributor notes was $99.5 million and $84.3 million, respectively, of which the current portion of $11.0 million and $9.8 million, respectively, is recorded in accounts and notes receivable, net. This increase was primarily due to the sale in fiscal 2007 of territories acquired in the 2006 Derst acquisition. At December 29, 2007 and December 30, 2006, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

Note 7.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 29, 2007 and December 30, 2006, territories recorded as assets held for sale were $12.4 million and $22.9 million, respectively. The company held and operated 332 and 560 such independent distributor territories for sale at December 29, 2007 and December 30, 2006, respectively. This decrease was primarily due to the sale in fiscal 2007 of territories acquired in the 2006 Derst acquisition. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment in accordance with the provisions of SFAS 142.

Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor in the six-month period following the sale of a territory to the independent distributor; beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company would have been obligated to pay $0.9 million and $0.6 million as of December 29, 2007 and December 30, 2006, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

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

As of December 29, 2007 and December 30, 2006 the company’s hedge portfolio contained commodity derivatives with a fair value of $21.9 million and $2.5 million, respectively, which are recorded in the following accounts:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Assets:
Other current	$23,098	$4,634
Other long-term	107	—

Total	$23,205	$4,634

Liabilities:
Other current	$1,350	$2,040
Other long-term	—	93

Total	$1,350	$2,133

Net Fair Value	$21,855	$2,501

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives (as defined in SFAS 133) is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at December 29, 2007 that did not qualify for hedge accounting under SFAS 133. During fiscal 2007, fiscal 2006 and fiscal 2005, there was no income or expense recorded in current earnings due to changes in fair value of these instruments.

As of December 29, 2007, the balance in accumulated other comprehensive income related to derivative transactions was $19.5 million. Of this total, approximately $13.4 million and $0.1 million amount was related to fair value of instruments expiring in fiscal 2008 and fiscal 2009, respectively, and $6.0 million was related to deferred gains and losses on cash-flow hedge positions.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2007, the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $102.3 million of raw materials. These commitments are expected to be used in production during fiscal 2008.

On October 10, 2005, Refco, Inc., the parent company of Refco Capital Markets, Ltd., at that time a hedging counterparty (collectively “Refco”) filed for bankruptcy protection under chapter 11 of the United States Bankruptcy Code. The exposure to the company as a result of the bankruptcy is approximately $1.8 million, representing the amount due from Refco to the company. The company has no open positions with Refco. Based on preliminary information released by the bankruptcy court and management’s best estimate, approximately $0.9 million of the balance due from Refco was charged to earnings during the fourth quarter of fiscal 2005. An additional $0.2 million was charged to earnings in the fourth quarter of fiscal 2006 as a result of more detailed information that became available at that time. This charge reduced the company’s receivable to $0.7 million. The company has received partial payments totaling $0.8 million through fiscal 2007. The company intends to take measures to collect the maximum available through the bankruptcy court, and we do not believe the ultimate resolution of this matter will have a material adverse effect on the results of operations or financial condition of the company.

Note 9.	Acquisitions

On December 28, 2007, the company acquired certain assets of Key Mix Corporation (“Key Mix”) in Sykesville, Maryland. Key Mix, with annual sales of approximately $3.0 million, produces a variety of mixes used in the baking industry.

On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

On September 1, 2005, the company acquired substantially all the assets of Royal Cake Company, Inc. (“Royal”), a Winston-Salem, North Carolina-based bakery. Royal produces cookies, cereal bars and creme-filled cakes.

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

Note 10.	Other Accrued Liabilities

Other accrued liabilities consist of:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Employee compensation	$47,858	$51,749
Due to derivative counterparties	19,403	—
Insurance	17,838	17,346
Other	23,324	17,796

Total	$108,423	$86,891

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at December 29, 2007 and December 30, 2006:

	Interest Rate at
	December 29,	Final	December 29,	December 30,
	2007	Maturity	2007	2006
	(Amounts in thousands)

Unsecured credit facility	—	2012	$—	$51,800
Capital lease obligations	6.0%	2015	23,796	28,108
Other notes payable	5.8%	2013	5,632	6,624

			29,428	86,532
Due within one year			6,920	7,406

Due after one year			$22,508	$79,126

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

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There are currently no outstanding borrowings under the credit facility, nor were there any outstanding borrowings under the credit facility at December 29, 2007.

The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 29, 2007, the company was in compliance with all restrictive financial covenants under the new credit facility.

The company paid financing costs of $0.3 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

On June 6, 2006, the company amended its five-year, $250.0 million unsecured revolving loan facility. Under the former credit facility, the company could request to increase its borrowings up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.20% for base rate loans and from 0.40% to 1.075% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.30% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were the same as those under the new credit facility, with the exception of the maximum leverage ratio.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $12.2 million and $16.4 million as of December 29, 2007 and December 30, 2006, respectively.

Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed, through their respective terms, approximately $1.2 million and $0.4 million in leases at December 29, 2007 and December 30, 2006, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $3.4 million, $4.3 million and $2.9 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 29, 2007 and December 30, 2006, was approximately $9.7 million and $12.2 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at December 29, 2007 and December 30, 2006 related to this obligation.

The company also had standby letters of credit (“LOCs”) outstanding of $3.9 million and $4.2 million at December 29, 2007 and December 30, 2006, respectively, which reduce the availability of funds under the new credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of December 29, 2007, are as follows (amounts in thousands):

2008	$6,920
2009	5,689
2010	5,834
2011	4,212
2012	3,077
2013 and thereafter	3,696

Total	$29,428

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 23 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to twenty-five years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis unless another basis is more representative of the time pattern for the leased equipment, in which case that basis is used. The capital leases are primarily used for distribution vehicle financing and provide the company with the option to purchase the vehicles at a fixed residual or fair value at the end of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease term. Future minimum lease payments under scheduled leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)

2008	$6,251	$39,154
2009	5,965	33,685
2010	5,789	30,159
2011	3,782	26,604
2012	2,814	24,131
2013 and thereafter	3,000	97,780

Total minimum payments	27,601	$251,513

Amount representing interest	3,805

Obligations under capital leases	23,796
Obligations due within one year	5,001

Long-term obligations under capital leases	$18,795

Rent expense for all operating leases amounted to $54.3 million for fiscal 2007, $45.7 million for fiscal 2006 and $39.4 million for fiscal 2005.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “lease”) representing a commitment to lease up to $50.0 million in certain properties related to the distribution facilities of the company. Pursuant to terms of the lease, the company may either develop, on behalf of the lessor, distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back.

The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended December 29, 2007, the company entered into approximately $26.9 million of operating lease commitments under the lease. Under the current commitments, the lease payments will aggregate to approximately $11.0 million during fiscal 2008 through fiscal 2012.

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

No material guarantees or indemnifications have been entered into by the company through December 29, 2007.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Variable Interest Entity

The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and, under FIN 46, the company is the primary beneficiary and in accordance with FIN 46, the company consolidates this entity. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

Following is the effect of the VIE during fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	VIE	% of Total	VIE	% of Total	VIE	% of Total
	(Dollars in thousands)

Assets as of respective fiscal year ends	$34,300	3.5%	$33,194	3.7%	$28,137	3.3%
Sales	$12,544	0.6%	$12,633	0.7%	$12,402	0.7%
Income from continuing operations before income taxes, minority interest, and cumulative effect of a change in accounting principle	$3,500	2.3%	$3,255	2.6%	$2,904	2.7%

The assets consist primarily of $23.8 million, $23.9 million and $21.1 million, respectively, of transportation equipment recorded as capital lease obligations.

Note 13.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,300 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at December 29, 2007 and December 30, 2006 were $99.5 million and $84.3 million, respectively, with an interest rate of 12%. The fair value of the company’s long-term debt at December 29, 2007 approximates the recorded value due to the variable nature of the stated interest rates. The fair value of the company’s outstanding derivative financial instruments based on valuation models using quoted market prices as of December 29, 2007 and December 30, 2006, was $(1.0) million and $1.1 million, respectively.

Note 14.	Stockholders’ Equity

Flowers Foods’ articles of incorporation provide that its authorized capital consist of 120,000,000 shares of common stock having a par value of $0.01 per share and 1,000,000 shares of preferred stock of which (a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 900,000 shares of preferred stock, having a par value per share of $0.01, have not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

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

Stock Repurchase Plan

On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. Subsequent to year-end, on February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 29, 2007, 19.1 million shares at a cost of $280.4 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $33.3 million purchased during fiscal 2007.

Dividends

During fiscal 2007, fiscal 2006 and fiscal 2005, the company paid dividends of $42.1 million, or $0.458 per share, $29.0 million, or $0.317 per share and $23.7 million, or $0.255 per share, respectively.

Stock Split

On June 1, 2007, the Board of Directors declared a 3-for-2 stock split payable on June 29, 2007, which resulted in the issuance of 33.9 million shares. On June 3, 2005, the Board of Directors declared a 3-for-2 stock split payable on July 1, 2005, which resulted in the issuance of 22.6 million shares.

Note 15.	Stock Based Compensation

Effective January 1, 2006, the company adopted SFAS 123R, which requires that the value of stock options and similar awards be expensed. SFAS 123R applies to any unvested awards that were outstanding on the effective date and to all new awards granted or modified after the effective date. The company adopted SFAS 123R using the modified prospective transition method. This method requires the company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. Therefore, the company’s income statement for the fifty-two weeks ended December 31, 2005 has not been restated to reflect the impact of SFAS 123R. See Note 2 for disclosure of pro forma results for this reporting period. Under this transition method, compensation expense recognized during the fifty-two weeks ended December 29, 2007 and December 30, 2006 included: (i) compensation expense for share-based awards granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 14,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

On February 5, 2007 and during fiscal 2006, fiscal 2003 and fiscal 2001, non-qualified stock options (“NQSOs”) to purchase 831,525 shares, 655,950 shares, 3,207,263 shares and 5,167,800 shares, respectively were granted to eligible employees pursuant to the EPIP. In fiscal 2001, NQSOs to purchase 455,625 shares were granted to non-employee directors. In order to exercise these options, the optionees are required to pay the market value (calculated as the average high low trading value on the date of grant for the 2001, 2003 and 2006 awards and the closing market price on the date of grant for the 2007 award), which was $19.57 for the fiscal 2007 grant, $18.68 for the fiscal 2006 grant, $9.34 for the fiscal 2003 grant and $4.21 for the fiscal 2001 grant. During the third quarter of fiscal 2007, the NQSOs awarded in fiscal 2003 vested and during fiscal 2005, the NQSOs awarded in fiscal 2001 vested. As of December 29, 2007, there were 102,412 NQSOs outstanding with an exercise price of $4.21, 835,275 NQSOs outstanding with an exercise price of $9.34, 651,000 NQSOs outstanding with an exercise price of $18.68, which will vest in January 2009 and 830,025 NQSO’s outstanding with an exercise price of $19.57, which will vest in February 2010.

The stock option activity for fiscal 2007, fiscal 2006 and fiscal 2005 pursuant to the EPIP is set forth below:

	For the 52 Weeks Ended
	December 29, 2007		December 30, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Amounts in thousands, except price data)

Outstanding at beginning of year	4,098	$10.37	4,959	$7.43	7,553	$6.39
Granted	831	$19.57	656	$18.68	—	—
Exercised	(2,508)	$8.81	(1,497)	$4.25	(2,594)	$4.40
Forfeitures	(4)	$19.05	(20)	$10.75	—	—

Outstanding at end of year	2,417	$15.15	4,098	$10.37	4,959	$7.43

Exercisable at end of year	1,193		900		2,399

Weighted average fair value of options granted during the year	$19.57		$18.68		$—

As of December 29, 2007, all options outstanding under the EPIP had an average exercise price of $15.15 and a weighted average remaining contractual life of 5.4 years.

During fiscal 2007, fiscal 2006 and fiscal 2005, the company recorded stock-based compensation expense of $4.6 million, $3.9 million and $0 million, respectively, relating to stock options using the Black-Scholes option-pricing model applying the following assumptions:

	2007 Grant	2006 Grant	2003 Grant

Weighted average fair value per share($)	6.30	6.20	4.10
Dividend yield(%)	1.70	1.60	1.61
Expected volatility(%)	33.90	36.00	36.89
Risk-free interest rate(%)	4.74	4.25	4.35
Expected option life (years)	5.00	5.00	10.00

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

As of December 29, 2007, there was $4.7 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

Cash received from option exercises during fiscal 2007, fiscal 2006 and fiscal 2005 was $22.1 million, $6.4 million and $6.4 million, respectively. The cash tax windfall benefit realized for the tax deductions from option exercises was $11.2 million, $8.5 million and $11.2 million, respectively, during fiscal 2007, fiscal 2006 and fiscal 2005. The total intrinsic value of stock options exercised was $32.1 million, $21.9 million and $28.6 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Restricted Stock

On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares vested on January 4, 2008. The company recorded $0.3 million, $0.3 million and $0.4 million in compensation expense during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to this restricted stock.

During the second quarter of fiscal 2006 and fiscal 2005, non-employee directors were granted an aggregate of 38,460 shares and 44,010 shares, respectively, of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million and $0.6 million, respectively. These shares became fully vested on the first

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary of the date of grant. The company recorded $0.3 million, $0.7 million and $0.6 million in compensation expense during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, related to this restricted stock.

On February 5, 2007 and January 3, 2006 certain key employees were granted an aggregate of 224,100 shares of performance-contingent restricted stock at a grant price of $19.57 and an aggregate of 203,550 shares of performance-contingent restricted stock at a grant price of $18.68, respectively. Vesting generally occurs two years from the date of grant if, on this date, the company’s average “return on invested capital” over the vesting period equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). Furthermore, the amount of each grant of performance-contingent restricted stock will be adjusted as set forth below:

•	if the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:

•	If the Company TSR rank is equal to the 50th percentile of the S&P TSR, then no adjustment;

•	If the Company TSR rank is less than the 50th percentile of the S&P TSR, the grant shall be reduced by 1.3% for each percentile below the 50th percentile that the Company TSR is less than the 50th percentile of S&P TSR, but in no event shall the reduction exceed 20%; or

•	If the Company TSR rank is greater than the 50th percentile of the S&P TSR, the grant shall be increased by 1.3% for each percentile above the 50th percentile that Company TSR is greater than the 50th percentile of S&P TSR, but in no event shall such increase exceed 20%.

On January 3, 2008, the restricted stock granted in 2006 vested at the maximum amount allowed.

If the grantee dies, becomes disabled or retires, the performance-contingent restricted stock generally vests immediately. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares. The estimated fair value of the restricted stock granted in 2007 and 2006 is $20.98 and $19.44, respectively. The company recorded expense of $4.3 million and $2.0 million during fiscal 2007 and fiscal 2006, respectively, related to these restricted stock awards. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The restricted stock activity for fiscal 2007, fiscal 2006 and fiscal 2005 is set forth below:

	For the 52 Weeks Ended
	December 29, 2007		December 30, 2006		December 31, 2005
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	354	$16.91	160	$12.45	143	$11.39
Granted	224	$20.98	243	$19.44	47	$14.83
Vested	(41)	$19.54	(47)	$14.83	(30)	$10.97
Forfeitures	(1)	$19.99	(2)	$19.44	—	—

Balance at end of year	536	$18.41	354	$16.91	160	$12.45

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2007, there was $2.4 million of total unrecognized compensation expense related to unvested restricted stock. This cost will be recognized during fiscal 2008.

Stock Appreciation Rights

The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vested at the end of four years and were payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 20, 2007 the company paid $9.4 million in cash as a result of the vesting of the only outstanding employee stock appreciation rights award, which was granted in 2003. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal 2007, fiscal 2006 and fiscal 2005, the company recorded compensation expense of $3.7 million, $1.5 million and $2.3 million, respectively, related to these rights.

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal 2007, fiscal 2006 and fiscal 2005, the company recorded expense of $1.3 million, $0.1 million and $1.0 million, respectively, related to these rights.

The fair value of the rights at December 29, 2007 ranged from $25.83 to $29.82. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at December 29, 2007: dividend yield 1.90%; expected volatility 30.00%; risk-free interest rate 3.55% and expected life of 1.85 years to 4.20 years.

The rights activity for fiscal 2007, fiscal 2006 and fiscal 2005 is set forth below:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands, except price data)

Balance at beginning of year	929	934	2,474
Rights granted	—	38	51
Rights vested	(653)	—	(1,553)
Rights exercised	(15)	(43)	(23)
Forfeitures	(30)	—	(15)

Balance at end of year	231	929	934

Weighted average — grant date fair value	$11.14	$9.79	$9.40

As a result of the adoption of SFAS 123R on January 1, 2006, the company recorded during fiscal 2006, as an expense a cumulative effect of a change in accounting principle of $0.9 million ($0.6 million, net of income tax benefit) relating to its stock appreciation rights. This was a result of the liability as of January 1, 2006 (the day of adoption of SFAS 123R) as computed using the Black-Scholes pricing model being greater than the recorded liability on that day. Prior to the adoption of SFAS 123R, the company computed expense on the vested portion of the rights as the difference between the grant date market value of its stock and the market value of its stock at the end of the respective reporting period.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock

The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock vests two years from the date of grant and is delivered to the grantee at a designated time selected by the grantee at the date of the grant. The company records expense for deferred stock over the two year vesting period based on the closing price of the company’s common stock on the date of grant. On February 5, 2007 20,520 shares of deferred stock were granted to certain non-employee directors who elected to convert their retainers. Based on the closing stock price of $19.57 on February 5, 2007 the company recorded expense of $0.2 million during fiscal 2007 relating to this deferred stock. During the second quarter of fiscal 2007, non-employee directors were granted an aggregate of 34,350 shares of deferred stock. The fair value of these deferred shares on the date of grant was $0.8 million and they become fully vested on the first anniversary of the date of grant. The company recorded expense of $0.5 million during fiscal 2007 relating to this deferred stock.

Stock-Based Compensation Expense Summary

Stock-based compensation expense recognized during fiscal 2007, fiscal 2006 and fiscal 2005 is set forth below:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands, except price data)

Total stock-based compensation expense included in selling, marketing and administrative expenses	$15,151	$8,595	$4,232
Income tax effect	5,440	3,154	1,595

Total stock-based compensation expense included in income from continuing operations before cumulative effect of a change in accounting principle	$9,711	$5,441	$2,637

Impact on earnings per share on income from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(0.11)	$(0.06)	$(0.03)
Diluted	$(0.10)	$(0.06)	$(0.03)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Comprehensive Income (Loss)

The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $119.7 million, $94.4 million and $72.0 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

During fiscal 2007, fiscal 2006 and fiscal 2005, changes to accumulated other comprehensive income (loss), net of income tax, were as follows:

	2007	2006	2005
	(Amounts in thousands)

Accumulated other comprehensive loss, beginning balance	$(8,220)	$(11,937)	$(22,710)
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $4,711, $981 and $4, respectively	7,525	1,567	6
Reclassified to earnings (materials, labor and other production costs), net of income tax of $(827), $(1,095) and $30, respectively	(1,321)	(1,748)	48
Effective portion of change in fair value of hedging instruments, net of income tax of $7,452, $(436) and $4,805 respectively	11,903	(697)	7,675
Additional minimum pension liability, net of income tax of $4,391 $8,904 and $1,905, respectively	7,014	14,225	3,044
Amortization of prior service costs, net of income tax of $129	204	—	—
Cumulative effect of change in accounting principle (See Note 18), net of income tax of $3,153 and $(6,027), respectively	5,036	(9,630)	—

Accumulated other comprehensive income (loss), ending balance	$22,141	$(8,220)	$(11,937)

The balance of accumulated other comprehensive income (loss) consists of the following:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Derivative financial instruments	$19,516	$1,410
Pension and postretirement related	2,625	(9,630)

Total	$22,141	$(8,220)

Note 17.	Earnings Per Share

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the company’s stock compensation plans. The following table sets forth the computation of basic and diluted net income per share:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

Numerator
Income from continuing operations before cumulative effect of a change in accounting principle	$94,615	$74,880	$62,858
Income (loss) from discontinued operations	—	6,731	(1,627)
Cumulative effect of a change in accounting principle	—	(568)	—

Net income	$94,615	$81,043	$61,231

Denominator
Basic weighted average shares outstanding	90,970	91,233	92,687
Add: Shares of common stock assumed upon vesting and exercise of stock awards	1,398	1,367	2,682

Diluted weighted average shares outstanding	92,368	92,600	95,369

Net Income Per Common Share:
Basic
Income from continuing operations before cumulative effect of a change in accounting principle	$1.04	$0.82	$0.68
Income (loss) from discontinued operations	—	0.08	(0.02)
Cumulative effect of a change in accounting principle	—	(0.01)	—

Net income	$1.04	$0.89	$0.66

Diluted
Income from continuing operations before cumulative effect of a change in accounting principle	$1.02	$0.81	$0.66
Income (loss) from discontinued operations	—	0.08	(0.02)
Cumulative effect of a change in accounting principle	—	(0.01)	—

Net income	$1.02	$0.88	$0.64

Stock options to purchase 653,100 shares of common stock and 239,985 shares of restricted stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended December 30, 2006 because their effect would have been anti-dilutive.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006.

SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). In fiscal 2006 and earlier, the company used a September 30 measurement date for its pension and other postretirement benefit plans. The company eliminated the early measurement date in fiscal 2007 and applied the remeasurement alternative in accordance with SFAS 158. Under this alternative, postretirement benefit income measured for the three-month period October 1, 2006 to December 31, 2006 (determined using the September 2006 measurement date) was credited to beginning 2007 retained earnings. As a result, the company increased retained earnings $0.7 million, net of taxes of $0.5 million, and increased the postretirement benefit asset and liability by $1.3 million and $0.1 million, respectively. The funded status of the company’s postretirement benefit plans was then remeasured at January 1, 2007, resulting in an adjustment to the balance sheet asset, liability and accumulated other comprehensive income. As a result, the postretirement benefit asset was increased $7.4 million and the postretirement benefit liability was decreased $0.7 million, with an offsetting credit to accumulated other comprehensive income of $5.0 million, net of taxes of $3.1 million.

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 29, 2007 as compared to accounts at December 30, 2006 (amounts in thousands):

	As of
	December 29,	December 30,
	2007	2006

Noncurrent benefit asset	$34,471	$7,475
Current benefit liability	$403	$390
Noncurrent benefit liability	$6,599	$7,621
Accumulated other comprehensive (income) loss	$(2,625)	$9,630

The amounts above include activity for fiscal 2007 as well as adjustments relating to the elimination of the early measurement date.

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of December 29, 2007 and December 30, 2006, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. In addition to the pension plans, the company also had an unfunded supplemental retirement plan for certain highly compensated employees. Benefits provided by this supplemental plan were reduced by benefits provided under the defined benefit pension plan. This supplemental plan was terminated and benefits of $0.6 million were paid to the covered employees during the fourth quarter of fiscal 2005. This termination resulted in settlement costs of $0.1 million during fiscal 2005.

During the third quarter of fiscal 2005, the company announced the curtailment of one of its defined benefit pension plans effective January 1, 2006, the beginning of the company’s fiscal year 2006. As a result of the curtailment, a charge of $0.2 million was recorded in the third quarter of fiscal 2005 due to accelerated recognition of prior service costs. The company expects pension income of approximately $7.2 million for fiscal 2008.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost for the company’s pension plans include the following components:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$259	$1,812	$6,258
Interest cost	16,335	15,755	16,024
Expected return on plan assets	(22,996)	(20,792)	(18,286)
Amortization:
Prior service cost	—	—	46
Actuarial loss	—	25	1,994

Net periodic pension (income) cost	(6,402)	(3,200)	6,036
Curtailment loss	—	—	225
Settlement loss	—	—	118

Total net periodic benefit (income) cost	$(6,402)	$(3,200)	$6,379
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain)	(11,641)	—	—

Total recognized in net periodic benefit (income) cost and other comprehensive income	$(18,043)	$(3,200)	$6,379

Actual return on plan assets for fiscal 2007, fiscal 2006 and fiscal 2005 was $30.8 million, $24.0 million and $40.8 million, respectively.

No amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 relating to the company’s pension plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funding status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$276,865	$277,544
Elimination of early measurement date	1,090	—
Service cost	259	1,812
Interest cost	16,335	15,755
Actuarial (gain) loss	(3,792)	(5,975)
Curtailment	—	—
Settlement	—	—
Benefits paid	(12,953)	(12,271)

Benefit obligation at end of year	$277,804	$276,865

Change in plan assets:
Fair value of plan assets at beginning of year	$282,840	$257,146
Elimination of early measurement date	10,543	—
Actual return on plan assets	30,845	23,965
Employer contribution	1,000	14,000
Benefits paid	(12,953)	(12,271)

Fair value of plan assets at end of year	$312,275	$282,840

Funded status, end of year:
Fair value of plan assets	$312,275	$282,840
Benefit obligations	277,804	276,865

Funded status and amount recognized at end of year	$34,471	$5,975

Amounts recognized in the balance sheet:
Noncurrent asset	$34,471	$7,475
Noncurrent liability	—	(1,500)

Amount recognized at end of year	$34,471	$5,975

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(5,231)	$14,492

Accumulated benefit obligation at end of year	$277,191	$276,350

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were all zero at December 29, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 30, 2006 were $26.8 million, $26.3 million and $25.3 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective period-ends are as follows:

	December 29,	December 30,	December 31,
	2007	2006	2005

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/29/2007	9/30/2006	9/30/2005
Discount rate	6.25%	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net cost:
Measurement date	1/1/2007	9/30/2005	9/30/2004
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

In developing the expected long-term rate of return on plan assets at each measurement date, the company evaluates input from its investment advisors and actuaries in light of the plan assets’ historical actual returns, targeted asset allocation and current economic conditions. The average annual return on the plan assets for the last 15 years is approximately 10.8% (net of investment expenses). Based on these factors the long-term rate of return assumption for the plan was set at 8.0% for fiscal 2008.

Plan Assets

The plan asset allocation as of the plan measurement date for December 29, 2007 and December 30, 2006, and target asset allocations for 2008 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2008	2007	2006

Equity securities	40-60%	66.6%	64.5%
Debt securities	10-40%	9.3%	10.2%
Real estate	0-25%	6.7%	6.7%
Other diversifying strategies(1)	0-40%	13.7%	13.2%
Cash	0-25%	0.7%	2.2%
Other	0%	3.0%	3.2%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.

Equity securities include Flowers’ common stock of 1,846,828 shares and 1,846,828 shares in the amount of $44.2 million and $33.2 million (14.1% and 11.7% of total plan assets) as of December 29, 2007 and December 30, 2006, respectively.

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

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)

2006	$—	$14,000
2007	$—	$1,000
2008	$—	$—

All contributions are made in cash. The contributions made during fiscal 2006 and fiscal 2007 were not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and financial position, these were the appropriate times in which to make the contributions in order to reduce the impact of future contributions. The company continues to assess various contribution scenarios and it has not made a determination whether it will make a discretionary pension contribution during fiscal 2008.

Benefit Payments

The following are benefits paid by the company during fiscal 2007, fiscal 2006, fiscal 2005 and expected to be paid from fiscal 2008 through fiscal 2017. All benefits are expected to be paid from the plans’ assets.

Pension Benefits
(Amounts in thousands)

2005	$12,886
2006	$12,271
2007	$12,953
Estimated Future Payments:
2008	$13,608
2009	$13,974
2010	$14,278
2011	$14,588
2012	$15,056
2013 – 2017	$85,259

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic postretirement benefit expense for the company includes the following components:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$302	$321	$270
Interest cost	389	404	346
Amortization:
Prior service cost	333	333	333
Actuarial loss	—	21	—

Total net periodic pension cost	$1,024	$1,079	$949
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	237	—	—
Amortization of prior service cost	(333)	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$928	$1,079	$949

Approximately $0.3 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 relating to the company’s postretirement benefit plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the consolidated balance sheets for the company’s postretirement obligation are as follows:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$6,586	$6,420
Elimination of early measurement date	70	—
Service cost	302	321
Interest cost	389	404
Participant contributions	221	195
Actuarial loss (gain)	237	(953)
Benefits paid	(803)	(593)
Federal subsidy on benefits paid	—	—
Acquisition (relates to acquisition of Derst Baking Company — see Note 9)	—	792

Benefit obligation at end of year	$7,002	$6,586

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	582	398
Participant contributions	221	195
Benefits paid	(803)	(593)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	7,002	6,586

Funded status	(7,002)	(6,586)
Contribution between measurement date and fiscal year end	—	74
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—

Amount recognized at end of year	$(7,002)	$(6,512)

Amounts recognized in the balance sheet:
Current liability	$(403)	$(390)
Noncurrent liability	(6,599)	(6,122)
Accrued benefit cost	—	—

Amount recognized at end of year	$(7,002)	$(6,512)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$214	$—
Prior service cost	749	1,165

Amounts recognized in accumulated other comprehensive income	$963	$1,165

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement plans that are not fully funded at each of the respective period-ends are as follows:

	December 29,	December 30,	December 31,
	2007	2006	2005

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/29/2007	9/30/2006	9/30/2005
Discount rate	6.00%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.50%	9.00%	10.00%
Ultimate rate	5.00%	5.50%	5.50%
Year trend reaches the ultimate rate	2015	2011	2011
Weighted average assumptions used to determine net cost:
Measurement date	1/1/2007	9/30/2005	9/30/2004
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine net cost:
Initial rate	9.00%	10.00%	8.00%
Ultimate rate	5.50%	5.50%	5.50%
Year trend reaches the ultimate rate	2011	2011	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase
	For the Year Ended			For the Year Ended
	December 29,	December 30,	December 31,	December 29,	December 30,	December 31,
	2007	2006	2005	2007	2006	2005
	(Amounts in thousands)

Effect on total of service and interest cost	$(75)	$(74)	$(68)	$66	$65	$54
Effect on postretirement benefit obligation	$(484)	$(392)	$(678)	$556	$451	$696

Cash Flows

	Minimum Funding
Year	Requirement	Discretionary
	(Amounts in thousands)

2005	$380	$—
2006	$398	$—
2007	$582	$—
2008 (Expected)	$415	$—

All contributions are made in cash. Of the $0.4 million expected to be contributed to fund postretirement benefit plans during 2008, the entire amount will be required to pay for benefits. Contributions by participants to

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefits were $0.2 million, $0.2 million and $0.2 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal 2007, fiscal 2006 and fiscal 2005 and expected to be paid from fiscal 2008 through fiscal 2017. All benefits are expected to be paid from the company’s assets.

Postretirement Benefits
(Amounts in thousands)

2005	$380
2006	$398
2007	$582
Estimated Future Payments:
2008	$415
2009	$373
2010	$427
2011	$488
2012	$531
2013 – 2017	$3,466

Other Plans

The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.5 million for fiscal 2007, $0.5 million for fiscal 2006 and $0.5 million for fiscal 2005.

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees contributions, up to 6% of compensation. During fiscal 2007, fiscal 2006 and fiscal 2005, the total cost and contributions were $12.7 million, $11.9 million and $5.6 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

The company’s income tax expense consists of the following:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Current Taxes:
Federal	$52,866	$50,587	$22,404
State	8,179	6,361	5,409

	61,045	56,948	27,813

Deferred Taxes:
Federal	(6,046)	(11,236)	9,411
State	(29)	(408)	2,637

	(6,075)	(11,644)	12,048

Income tax expense	$54,970	$45,304	$39,861

Deferred tax assets (liabilities) are comprised of the following:

	December 29,	December 30,
	2007	2006
	(Amounts in thousands)

Self-insurance	$5,738	$6,498
Compensation and employee benefits	8,883	9,776
Deferred income	5,530	3,757
Loss carryforwards	7,557	9,193
Equity-based compensation	5,139	3,202
Other	7,091	7,883
Deferred tax assets valuation allowance	(4,649)	(5,434)

Deferred tax assets	35,289	34,875

Depreciation	(50,126)	(58,593)
Hedging	(12,217)	(882)
Intangible Assets	(7,040)	(6,346)
Pension	(12,874)	(1,821)
Other	(2,143)	(2,948)

Deferred tax liabilities	(84,400)	(70,590)

Net deferred tax liability	$(49,111)	$(35,715)

Various subsidiaries have state net operating loss carryforwards of $191.0 million with expiration dates through fiscal 2023. The utilization of these carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Tax at U.S. federal income tax rate	$53,580	$43,204	$36,968
State income taxes, net of federal income tax benefit	5,730	4,080	5,277
(Decrease) increase in valuation allowance	(54)	(223)	82
Section 199 qualifying production activities	(2,977)	(1,304)	(447)
Jobs tax credit	(245)	(153)	(506)
Other	(1,064)	(300)	(1,513)

Income tax expense	$54,970	$45,304	$39,861

Additionally, the company recognized income tax benefits in discontinued operations of $4.7 million and $1.0 million for fiscal 2006 and fiscal 2005, respectively (see Note 4). The company also recognized an income tax benefit during fiscal 2006 of $0.4 million related to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS 123(R) (see Note 15).

During fiscal 2006, the IRS finalized its audit of the company’s tax years 2000 and 2001. Based upon the results of this audit, the company reversed previously established tax reserves in the amount of $6.0 million related to the deductibility of certain transaction costs incurred in connection with the divestiture of the company’s Keebler investment in 2001. A deduction was allowed for the majority of these costs; therefore, the reserve was reversed through discontinued operations in the third quarter of fiscal 2006.

The IRS also finalized the results of its audit of the company’s fiscal 2003 income tax return during fiscal 2006. Based on the results of this audit, the company accrued $0.5 million of income tax expense related to Mrs. Smith’s, which was sold during fiscal 2003. This adjustment is also recorded in discontinued operations in the consolidated statement of income for the fifty-two weeks ended December 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company as of December 31, 2006. As a result of the adoption of FIN 48, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006. The gross amount of unrecognized tax benefits was $4.6 million and $4.4 million as of December 29, 2007 and December 30, 2006, respectively. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the condensed consolidated balance sheet. If recognized, the $4.6 million (less $1.9 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.9 million and $0.6 million at December 29, 2007 and December 30, 2006, respectively.

At this time, we do not anticipate changes to the amount of gross unrecognized tax benefits over the next twelve months to be significant.

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

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal 2007 (amounts in thousands):

Unrecognized tax benefit at December 30, 2006	$4,408
Gross decreases — tax positions in a prior period	(342)
Gross increases — tax positions in current period	935
Settlements	(132)
Lapses of statutes of limitations	(284)

Unrecognized tax benefit at December 29, 2007	$4,585

Note 20.	Commitments and Contingencies

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

The company has recorded current liabilities of $17.6 million and $17.1 million related to self-insurance reserves at December 29, 2007 and December 30, 2006, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

	For the 52 Weeks Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Amounts in thousands)

Sales:
Flowers Bakeries	$1,674,702	$1,535,734	$1,379,440
Flowers Specialty	452,165	440,732	415,497
Eliminations:
Sales from Flowers Specialty to Flowers Bakeries	(64,742)	(64,967)	(53,246)
Sales from Flowers Bakeries to Flowers Specialty	(25,451)	(22,845)	(25,822)

	$2,036,674	$1,888,654	$1,715,869

Depreciation and Amortization:
Flowers Bakeries	$53,347	$51,309	$47,816
Flowers Specialty	12,867	13,118	11,558
Other(1)	(120)	(177)	(30)

	$66,094	$64,250	$59,344

Income (Loss) from Operations:
Flowers Bakeries	$146,754	$126,183	$106,833
Flowers Specialty	26,419	18,544	21,742
Other(1)	(28,492)	(26,234)	(29,289)

	$144,681	$118,493	$99,286

Net Interest Income	$8,404	$4,946	$6,337

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle	$153,085	$123,439	$105,623

Capital Expenditures:
Flowers Bakeries	$50,369	$43,924	$50,986
Flowers Specialty	34,407	12,890	6,338
Other(1)	3,349	4,978	1,522

	$88,125	$61,792	$58,846

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 29,	December 30,
	2007	2006

Assets:
Flowers Bakeries	$715,828	$693,328
Flowers Specialty	176,604	153,586
Other(2)	95,103	59,676

	$987,535	$906,590

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 52 Weeks Ended
	December 29, 2007			December 30, 2006			December 31, 2005
	Flowers	Flowers		Flowers	Flowers		Flowers	Flowers
	Bakeries	Specialty	Total	Bakeries	Specialty	Total	Bakeries	Specialty	Total

Branded Retail	$974,818	$95,110	$1,069,928	$887,838	$95,267	$983,105	$790,426	$89,896	$880,322
Store Branded Retail	222,126	44,494	266,620	197,157	45,174	242,331	169,343	45,440	214,783
Foodservice and Other	452,307	247,819	700,126	427,894	235,324	663,218	393,849	226,915	620,764

Total	$1,649,251	$387,423	$2,036,674	$1,512,889	$375,765	$1,888,654	$1,353,618	$362,251	$1,715,869

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows (each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Amounts in thousands, except per share data)

Sales	2007	$609,947	$477,838	$475,225	$473,664
	2006	$563,613	$445,772	$441,091	$438,178
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2007	$302,995	$232,896	$230,904	$230,868
	2006	$284,278	$221,747	$218,408	$214,609
Income from continuing operations before cumulative effect of a change in accounting principle	2007	$28,493	$22,190	$22,501	$21,431
	2006	$22,260	$19,724	$17,060	$15,836

Net income	2007	$28,493	$22,190	$22,501	$21,431
	2006	$22,914	$19,724	$22,569	$15,836
Basic income per common share from continuing operations before cumulative effect of a change in accounting principle	2007	$0.32	$0.24	$0.25	$0.23
	2006	$0.25	$0.21	$0.19	$0.17
Diluted income per common share from continuing operations before cumulative effect of a change in accounting principle	2007	$0.31	$0.24	$0.24	$0.23
	2006	$0.25	$0.21	$0.18	$0.17
Basic net income per common share	2007	$0.32	$0.24	$0.25	$0.23
	2006	$0.25	$0.21	$0.25	$0.17
Diluted net income per common share	2007	$0.31	$0.24	$0.24	$0.23
	2006	$0.25	$0.21	$0.24	$0.17

Note 23.	Subsequent Events

Dividend.  On February 8, 2008, the Board of Directors declared a dividend of $0.125 per share on the company’s common stock to be paid on March 7, 2008 to shareholders of record on February 22, 2007.

Stock Repurchase Plan.  On February 8, 2008, the Board of Directors increased the number of shares that may be purchased under the company’s Stock Repurchase Plan from 22.9 million shares to 30.0 million shares.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expenses	Deductions	Balance
	(Amounts in thousands)

Classification:
Year Ended December 29, 2007
Allowance for doubtful accounts	$160	812	841	$131
Inventory reserves	$201	553	620	$134
Deferred tax asset valuation allowance	$5,434	(54)	731	$4,649
Year Ended December 30, 2006
Allowance for doubtful accounts	$162	717	719	$160
Inventory reserves	$366	910	1,075	$201
Deferred tax asset valuation allowance	$6,915	(223)	1,258	$5,434
Year Ended December 31, 2005
Allowance for doubtful accounts	$93	1,211	1,142	$162
Inventory reserves	$289	696	619	$366
Deferred tax asset valuation allowance	$6,833	82	—	$6,915