Form 10-Q
period 2008-04-19
FLOWERS FOODS INC
filed 2008-05-29
CIK 1128928

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2008
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
Yes ☑          No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 23, 2008
Common Stock, $.01 par value with Preferred Share Purchase Rights	92,147,045

FLOWERS FOODS, INC.

FORWARD-LOOKING STATEMENTS
     Statements contained in this filing and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are based upon assumptions we believe are reasonable.
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

•
any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events.

     The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 29, 2007 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 19, 2008	DECEMBER 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$42,478	$19,978

Accounts and notes receivable, net of allowances of $421 and $131, respectively	151,763	137,682

Inventories, net:
Raw materials	15,582	14,257
Packaging materials	11,127	10,809
Finished goods	24,743	22,271

	51,452	47,337

Spare parts and supplies	29,632	28,574

Deferred taxes	—	1,863

Other	53,274	33,800

Total current assets	328,599	269,234

Property, Plant and Equipment, net of accumulated depreciation of $575,766 and $556,960, respectively	489,083	486,522

Notes Receivable	90,268	88,469

Assets Held for Sale — Distributor Routes	10,795	12,396

Other Assets	36,645	32,525

Goodwill	76,338	76,338

Other Intangible Assets, net	21,570	22,051

Total assets	$1,053,298	$987,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$4,414	$6,920
Accounts payable	103,882	98,302
Deferred taxes	11,212	—
Other accrued liabilities	116,103	108,423

Total current liabilities	235,611	213,645

Long-Term Debt and Capital Leases	23,107	22,508

Other Liabilities:
Deferred taxes	50,001	50,974
Other	37,652	36,391

Total other liabilities	87,653	87,365

Minority Interest in Variable Interest Entity	8,735	7,802

Commitments and Contingencies Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued Preferred stock — $.01 par value, 900,000 authorized and none issued Common stock — $.01 par value, 120,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,512,879 shares and 9,755,350 shares, respectively	(152,677)	(154,801)
Capital in excess of par value	483,734	484,472
Retained earnings	327,635	303,386
Accumulated other comprehensive income	38,483	22,141

Total stockholders’ equity	698,192	656,215

Total liabilities and stockholders’ equity	$1,053,298	$987,535

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
Sales	$676,707	$609,947
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	349,971	306,952
Selling, marketing and administrative expenses	251,675	237,963
Depreciation and amortization	20,912	20,117

Income from operations	54,149	44,915
Interest expense	(679)	(1,409)
Interest income	4,176	3,342

Income before income taxes and minority interest	57,646	46,848
Income tax expense	20,562	16,500

Income before minority interest	37,084	30,348
Minority interest in variable interest entity	(1,301)	(1,855)

Net income	$35,783	$28,493

Net Income Per Common Share:
Basic:
Net income per share	$0.39	$0.32

Weighted average shares outstanding	91,700	90,542

Diluted:
Net income per share	$0.39	$0.31

Weighted average shares outstanding	92,352	91,958

Cash dividends paid per common share	$0.125	$0.08

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	Income	Shares	Cost	Total
	(Amounts in thousands, except for share data)
Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$656,215
Net Income	$35,783				35,783				35,783
Derivative instruments	16,279					16,279			16,279
Amortization of prior service costs	63					63			63

Comprehensive income	$52,125

Exercise of stock options				(1,564)			248,839	3,969	2,405
Issuance of restricted stock award				(3,984)			249,880	3,984	0
Amortization of deferred and restricted stock awards				1,708					1,708
Stock option compensation				1,270					1,270
Tax benefits related to share based awards				1,832					1,832
Stock repurchases							(256,248)	(5,829)	(5,829)
Dividends paid — $0.125 per common share					(11,534)				(11,534)

Balances at April 19, 2008		101,659,924	$1,017	$483,734	$327,635	$38,483	(9,512,879)	$(152,677)	$698,192

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$35,783	$28,493
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,399	6,573
Depreciation and amortization	20,912	20,117
Deferred income taxes	1,873	(1,464)
Provision for inventory obsolescence	305	284
Allowances for accounts receivable	322	570
Minority interest in variable interest entity	1,301	1,855
Other	(120)	(219)
Changes in assets and liabilities:
Accounts and notes receivable, net	(14,118)	(11,693)
Inventories, net	(4,420)	(524)
Other assets	1,892	(4,034)
Accounts payable and other accrued liabilities	14,474	9,398

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,603	49,356

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,324)	(14,173)
Increase of notes receivable	(2,084)	(5,098)
Other	(102)	1,377

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(25,510)	(17,894)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(11,534)	(7,562)
Exercise of stock options	2,405	3,015
Income tax benefit related to stock awards	1,598	1,655
Stock repurchases	(5,829)	—
Change in book overdraft	1,675	(1,148)
Proceeds from debt borrowings	3,500	75,500
Debt and capital lease obligation payments	(5,408)	(101,879)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(13,593)	(30,419)

Net increase in cash and cash equivalents	22,500	1,043
Cash and cash equivalents at beginning of period	19,978	13,914

Cash and cash equivalents at end of period	$42,478	$14,957

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 19, 2008 and April 21, 2007 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2008 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2008 (sixteen weeks), second quarter ending July 12, 2008 (twelve weeks), third quarter ending October 4, 2008 (twelve weeks) and fourth quarter ending January 3, 2009 (thirteen weeks).
SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”), formerly referred to as Flowers Foods Bakeries Group and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to customers in the southeastern, southwestern and mid-Atlantic areas of the United States primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
STOCK SPLIT — On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 19, 2008 and April 21, 2007. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
	(Percent of Sales)
DSD	17.9%	16.7%
Warehouse delivery	2.4	2.7

Total	20.3%	19.4%

2. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $52.1 million and $29.4 million for the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively.
     During the sixteen weeks ended April 19, 2008, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2008
Accumulated other comprehensive income, December 29, 2007	$22,141
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $1,282	2,047
Reclassified to earnings, net of income tax benefit of $(135)	(215)
Effective portion of change in fair value of hedging instruments, net of income tax of $9,044	14,447
Amortization of prior service costs, net of income tax of $39	63

Accumulated other comprehensive income, April 19, 2008	$38,483

3. GOODWILL AND OTHER INTANGIBLES
     There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 19, 2008. The balance as of April 19, 2008 is as follows (amounts in thousands):

DSD	$71,861
Warehouse delivery	4,477

Total	$76,338

     As of April 19, 2008 and December 29, 2007, the Company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 19,2008			December 29, 2007
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$12,208	$948	$11,260	$12,208	$826	$11,382
Customer relationships	13,434	3,806	9,628	13,434	3,426	10,008
Non-compete agreements	1,874	1,192	682	1,874	1,213	661

Total	$27,516	$5,946	$21,570	$27,516	$5,465	$22,051

     In connection with the sale of Mrs. Smith’s Bakeries frozen dessert business, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million recorded as an intangible liability. The company is recognizing income related to this agreement as a reduction of amortization expense over the life of the agreement. The carrying amount of this liability at April 19, 2008 and December 29, 2007, respectively, was $.01 million and $.2 million. The remaining intangible liability balance will be fully accreted to income during the second quarter of 2008.
     Aggregate amortization expense for the sixteen weeks ending April 19, 2008 and April 21, 2007 was as follows (amounts in thousands):

	2008	2007
Amortizable intangible assets expense	$481	$720
Amortizable intangible liabilities (income)	(185)	(185)
Other	(14)	(14)

Total	$282	$521

     Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2008	$1,148
2009	1,658
2010	1,633
2011	1,633
2012	1,633
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 5 Derivative Financial Instruments for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated balance sheet and statements of income.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production.
     Beginning with the first fiscal quarter of fiscal 2008, the company began measuring the fair value of the derivative portfolio using common definitions under SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. Under SFAS No. 157, measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

Level 1:	Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets
Level 2:	Modeled fair value with model inputs that are all observable market values
Level 3:	Modeled fair value with at least one model input that is not an observable market value
This change in measurement technique had no material impact on the reported value of our derivative portfolio.

     As of April 19, 2008, the company’s hedge portfolio contained commodity derivatives with a fair value of $45.4 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$40.9	$2.0	$—	$42.9
Other long-term	0.3	2.3	—	2.6

Total	41.2	4.3	—	45.5

Liabilities:
Other current	—	—	—	—
Other long-term	(0.1)	—	—	(0.1)

Total	(0.1)	—	—	(0.1)

Net Fair Value	$41.1	$4.3	$—	$45.4

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at April 19, 2008 or December 29, 2007 that did not qualify for hedge accounting under SFAS 133. During the sixteen weeks ended April 19, 2008, an immaterial amount was recorded to income due to changes in fair value of these instruments.
     As of April 19, 2008, the balance in accumulated other comprehensive income related to derivative transactions was $35.8 million. Of this total, approximately $25.1 million and $2.8 million were related to instruments expiring in 2008 and 2009, respectively, and $7.9 million was related to deferred gains on cash flow hedge positions.
6. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 19, 2008 and December 29, 2007 (amounts in thousands):

	APRIL 19, 2008	DECEMBER 29, 2007
Unsecured credit facility	$—	$—
Capital lease obligations	23,550	23,796
Other notes payable	3,971	5,632

	27,521	29,428
Less current maturities	4,414	6,920

Total long-term debt and capital leases	$23,107	$22,508

     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 19, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as either rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were no outstanding borrowings under the credit facility at April 19, 2008 or December 29, 2007.
     The company paid financing costs of $0.9 million during fiscal 2007 in connection with its credit facility. These costs were deferred and are being amortized over the term of the credit facility.
     Currently, the company’s credit ratings by Standard and Poor’s and Fitch Ratings are BBB- and BBB, respectively. During the first quarter of fiscal 2008, Moody’s Investor Services revised the company’s credit rating up to Baa2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $13.9 million and $12.2 million as of April 19, 2008 and December 29, 2007, respectively.
7. VARIABLE INTEREST ENTITY
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
     Following is the effect of the VIE during the sixteen weeks ended April 19, 2008 and April 21, 2007:

	SIXTEEN WEEKS		SIXTEEN WEEKS
	ENDED APRIL 19, 2008		ENDED APRIL 21, 2007
		% OF		% OF
	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$34,432	3.2%	$32,270	3.5%
Sales	$2,800	0.4%	$3,208	0.5%
Income before income taxes and minority interest	$1,301	2.3%	$1,855	4.0%
     The assets consist primarily of $23.6 million and $23.1 million as of April 19, 2008 and April 21, 2007, respectively, of transportation equipment recorded as capital lease obligations.
8. LITIGATION
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

9. EARNINGS PER SHARE
     On June 1, 2007, the board of directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007. All share and earnings per common share have been restated for all prior periods presented giving retroactive effect to the stock split.
     The following table calculates basic earnings per common share and diluted earnings per common share for the sixteen weeks ended April 19, 2008 and April 21, 2007 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
Basic Earnings Per Common Share:
Net income	$35,783	$28,493

Basic weighted average shares outstanding	91,700	90,542

Basic earnings per common share	$0.39	$0.32

Diluted Earnings Per Common Share:
Net income	$35,783	$28,493

Basic weighted average shares outstanding	91,700	90,542
Add: Shares of common stock assumed upon vesting and exercise of stock awards	652	1,416

Diluted weighted average shares outstanding	92,352	91,958

Diluted earnings per common share	$0.39	$0.31

     Stock options to purchase 850,200 shares and 1,484,625 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively, because their effect would have been anti-dilutive.
10. STOCK BASED COMPENSATION
     The company accounts for its stock-based compensation in accordance with SFAS 123R, Share-Based Payment (“SFAS 123R”).
     Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 14,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 3, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. In order to exercise these options the optionees are required to pay the market value calculated as the average high/low trading value at date of grant for pre-2007 awards and the closing market price on the date of grant for post-2006 awards. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008

Shares granted	656	832	850
Exercise price	18.68	19.57	24.75

Vesting date	1/3/2009	2/5/2010	2/4/2011

Fair value per share ($)	6.20	6.30	5.80
Dividend yield (%)[1]	1.60	1.70	1.90
Expected volatility (%)[2]	36.00	33.90	27.30
Risk-free interest rate (%)[3]	4.25	4.74	2.79
Expected option life (years)[4]	5.00	5.00	5.00
Outstanding at April 19, 2008	647	826	850

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.
Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2008 are different from the awards that have fully vested.

     The stock option activity for the sixteen weeks ended April 19, 2008 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 29, 2007	2,417	$15.15
Granted	850	$24.75
Exercised	(247)	$9.65

Outstanding at April 19, 2008	3,020	$18.30	5.64	$22,919

Exercisable at April 19, 2008	697	$8.59	4.91	$12,064

     As of April 19, 2008, all options outstanding under the EPIP had an average exercise price of $18.30 and a weighted average remaining contractual life of 5.6 years.
     During the sixteen weeks ended April 19, 2008 and April 21, 2007, the company recorded stock-based compensation expense of $1.3 million and $1.6 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model.
     As of April 19, 2008, there was $8.3 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.
     Cash received from option exercises for the sixteen weeks ended April 19, 2008 and April 21, 2007 was $2.4 million and $3.0 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $1.8 million and $1.7 million, respectively, for the sixteen weeks ended April 19, 2008 and April 21, 2007. The total intrinsic value of stock options exercised was $3.6 million and $4.3 million for the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares became fully vested on January 4, 2008. The company recorded $0.0 million and $0.1 million in compensation expense during the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006, non-employee directors were granted an aggregate of 38,460 shares of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million. These shares fully vested on the first anniversary of the date of grant. The company recorded $0.0 million and $0.2 million in compensation expense during the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively, related to this restricted stock.

     Certain key employees have been granted restricted stock. Vesting generally occurs two years from the date of grant for the 2006 and 2007 awards if, on this date, the company’s average “return on invested capital” over the vesting period equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). The 2008 awards require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% for the same period. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
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
     The following restricted stock awards have been granted under the EPIP (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008

Shares granted	204	224	210
Vesting date	1/3/2008	2/5/2009	2/4/2010
Fair value per share ($)	$19.44	$20.98	$27.03
Expense during the sixteen weeks ended April 19, 2008 ($)	$—	$679	$655
Expense during the sixteen weeks ended April 21, 2007 ($)	$604	$542	$—
     A summary of the status of the company’s nonvested shares as of April 19, 2008, and changes during the quarter ended April 19, 2008, is presented below (amounts in thousands, except price data):

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 29, 2007	537	$18.42
Granted	210	$27.03
Vested	(314)	$16.59
Forfeited	—	$—

Nonvested at April 19, 2008	433	$23.92

     As of April 19, 2008, there was $6.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the period ended April 19, 2008 was $7.1 million.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 448,350 rights granted in 2003 vested. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the sixteen weeks ended April 21, 2007, the company recorded expense of $2.6 million related to these rights.
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
     The fair value of the rights at April 19, 2008 ranged from $11.48 to $22.35. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 19, 2008: dividend yield 2.0%; expected volatility 28.0%; risk-free interest rate 2.81% and expected life of 1.70 years to 4.05 years. During the sixteen weeks ended April 19, 2008 and April 21, 2007 the company recorded expense of $0.4 million and $0.8 million, respectively, related to these rights.
     The rights activity for the sixteen weeks ended April 19, 2008 is set forth below (amounts in thousands except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Rights	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 29, 2007	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at April 19, 2008	231	$11.14	5.63	$3,427

Deferred Stock
     The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock vests two years from the date of grant and is delivered to the grantee at a designated time selected by the grantee at the date of the grant. The company records compensation expense for this deferred stock over the two-year vesting period based on the closing price of the company’s common stock on the date of grant. During the second quarter of fiscal 2007, non-employee directors were granted an aggregate of 34,350 shares of deferred stock that fully vest on the first anniversary of the grant date and the compensation expense is recorded on this deferred stock over the one year vesting period. The company recorded compensation expense of $0.4 million and $0.1 million during the first quarter of fiscal 2008 and fiscal 2007, respectively, relating to deferred stock.
     The deferred stock activity for the sixteen weeks ended April 19, 2008 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term	Intrinsic Value
Outstanding at December 29, 2007	55	$21.03
Deferred stock issued	22	$23.05
Deferred stock exercised	—	—

Outstanding at April 19, 2008	77	$21.61	1.22	$329

11. POST-RETIREMENT PLANS
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
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 19, 2008 as compared to accounts at December 29, 2007 (amounts in thousands):

	AS OF
	APRIL 19,	DECEMBER 29,
	2008	2007
Noncurrent benefit asset	$36,687	$34,471
Current benefit liability	$403	$403
Noncurrent benefit liability	$6,849	$6,599
Accumulated other comprehensive income	$2,688	$2,625
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 19, 2008, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
Service cost	$90	$80
Interest cost	5,226	5,026
Expected return on plan assets	(7,531)	(7,076)

Total net periodic benefit income	$(2,215)	$(1,970)

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
Service cost	$118	$93
Interest cost	132	120
Amortization of prior service cost	102	102

Total net periodic benefit cost	$352	$315

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the sixteen weeks ended April 19, 2008 and April 21, 2007, the total cost and contributions were $4.9 million and $4.8 million, respectively.
12. INCOME TAXES
     The company’s effective tax rate for the first quarter of fiscal 2008 was 35.7%. This rate is down slightly from the 2007 annual effective tax rate of 35.9%, due to favorable discrete items recognized during the quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     During the first quarter of fiscal 2008, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
13. SEGMENT REPORTING
     The DSD segment produces fresh and frozen packaged bread and rolls and the warehouse delivery segment produces frozen bread and rolls and fresh and frozen snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
SALES:
DSD	$562,982	$496,301
Warehouse delivery	150,252	140,232
Eliminations:
Sales from warehouse delivery to DSD	(27,479)	(19,297)
Sales from DSD to warehouse delivery	(9,048)	(7,289)

	$676,707	$609,947

DEPRECIATION AND AMORTIZATION:
DSD	$16,338	$16,207
Warehouse delivery	4,341	3,968
Unallocated	233	(58)

	$20,912	$20,117

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
DSD	$54,573	$45,117
Warehouse delivery	7,078	8,131
Unallocated	(7,502)	(8,333)
Interest income, net	3,497	1,933

	$57,646	$46,848

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 16 Weeks Ended April 19, 2008			For the 16 Weeks Ended April 21, 2007
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$329,708	$30,993	$360,701	$287,758	$29,092	$316,850
Store Branded Retail	72,758	14,499	87,257	61,979	14,110	76,089
Foodservice and Other	151,468	77,281	228,749	139,275	77,733	217,008

Total	$553,934	$122,773	$676,707	$489,012	$120,935	$609,947

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 19, 2008 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
     The company consists of two business segments: direct-store-delivery (“DSD”), formerly referred to as Flowers Foods Bakeries Group and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to customers in the southeastern, southwestern and mid-Atlantic areas of the United States primarily through its direct store delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
OVERVIEW:
     Flowers Foods, Inc. is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Southwest and Mid-Atlantic regions and frozen to customers nationwide. Our businesses are organized into two reportable segments. The DSD segment produces fresh and frozen packaged bread and rolls and the warehouse delivery segment produces frozen bread and rolls, as well as fresh snack products. This organizational structure is the basis of the operating segment data presented in this report.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis acquiring businesses that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the sixteen weeks ended April 19, 2008 increased 10.9% as compared to the sixteen weeks ended April 21, 2007. Contributing to this increase were favorable pricing/mix, volume, and the December 2007 Key Mix acquisition.
     For the first quarter of fiscal 2008, diluted net income per share was $0.39 as compared to $0.31 per share, after a stock split during the second quarter of 2007, for the first quarter of fiscal 2007, a 25.8% increase. For the first quarter of fiscal 2008, net income was $35.8 million, a 25.6% increase over $28.5 million reported for the first quarter of fiscal 2007.
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended December 29, 2007, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.

RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the sixteen week periods ended April 19, 2008 and April 21, 2007, are set forth below:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 19, 2008	APRIL 21, 2007
Sales	100.00%	100.00%
Gross margin	48.28	49.68
Selling, marketing and administrative expenses	37.19	39.01
Depreciation and amortization	3.09	3.30
Interest income, net	0.52	0.32
Income before income taxes and minority interest	8.52	7.69
Income tax expense	3.04	2.71
Minority interest in variable interest entity	(0.19)	(0.30)
Net income	5.29%	4.68%
CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 19, 2008 COMPARED TO SIXTEEN WEEKS ENDED APRIL 21, 2007
     Consolidated Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 19, 2008		April 21, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$360,701	53.3%	$316,850	51.9%	13.8%
Store Branded Retail	87,257	12.9	76,089	12.5	14.7%
Foodservice and Other	228,749	33.8	217,008	35.6	5.4%

Total	$676,707	100.0%	$609,947	100.0%	10.9%

     The 10.9% increase in sales was attributable to a favorable pricing/mix of 9.5% and unit volume increases of 1.4%. The 1.4% increase in volume resulted from expansion markets and the December 2007 acquisition of Key Mix. The increase in branded retail sales was due primarily to increases in pricing/mix and increased sales of brand soft variety and white bread. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in foodservice and other sales was due to favorable pricing/mix, partially offset by volume declines.
     Direct-Store-Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 19, 2008		April 21, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$329,708	59.5%	$287,758	58.8%	14.6%
Store Branded Retail	72,758	13.1	61,979	12.7	17.4%
Foodservice and Other	151,468	27.4	139,275	28.5	8.7%

Total	$553,934	100.0%	$489,012	100.0%	13.3%

     The 13.3% increase in sales was attributable to favorable pricing/mix of 10.4% and volume increases of 2.9%. The increase in branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to increased volume and favorable pricing/mix. The increase in foodservice and other sales was primarily due to pricing/mix.

     Warehouse Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 19, 2008		April 21, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$30,993	25.2%	$29,092	24.0%	6.5%
Store Branded Retail	14,499	11.8	14,110	11.7	2.8%
Foodservice and Other	77,281	63.0	77,733	64.3	(0.6)%

Total	$122,773	100.0%	$120,935	100.0%	1.5%

     The 1.5% increase in sales was attributable to favorable pricing/mix of 2.8%, partially offset by volume declines of 1.3%. The increase in branded retail sales was primarily the result of favorable pricing/mix. The increase in store branded retail sales was primarily due to volume, partially offset by unfavorable pricing/mix. The decrease in foodservice and other sales, which include contract production and vending, was due to lower volume.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the first quarter of fiscal 2008 was $326.7 million, or 7.8% higher than gross margin reported for the same period of the prior year of $303.0 million. As a percent of sales, gross margin was 48.3% as compared to 49.7% for the first quarter of fiscal 2007. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by sales gains, better stales control, and improved manufacturing efficiencies. The significantly higher ingredient costs were primarily driven by increases in flour costs.
     The DSD segment’s gross margin decreased to 52.9% of sales for the first quarter of fiscal 2008, compared to 54.7% of sales for the prior year’s first quarter. This decrease as a percent of sales was primarily due to the higher ingredient costs, partially offset by sales gains and better stales control, improved manufacturing efficiencies and lower labor costs as a percent of sales. The higher ingredient costs were driven primarily by flour costs.
     The warehouse delivery segment’s gross margin decreased to 27.3% of sales for the first quarter of fiscal 2008, compared to 29.2% of sales for the same period of fiscal 2007. This decrease as a percent of sales was primarily a result of the higher ingredient costs and labor costs, partially offset by improved manufacturing efficiencies.
     Selling, Marketing and Administrative Expenses. For the first quarter of fiscal 2008, selling, marketing and administrative expenses were $251.7 million, or 37.2% of sales as compared to $238.0 million, or 39.0% of sales reported for the first quarter of fiscal 2007. This decrease as a percent of sales was due to sales gains and lower labor, distribution, stock-based compensation, and advertising expense as a percent of sales, partially offset by higher distributor discounts. Sales gains and the sale of certain routes to independent distributors resulted in the increase in distributor discounts. The $3.2 million decrease in stock-based compensation was the result of the company’s higher stock appreciation rights expense during the first quarter of fiscal 2007, partially offset by the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2008. See Note 10 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The DSD segment’s selling, marketing and administrative expenses were $222.3 million, or 40.1% of sales during the first quarter of fiscal 2008, as compared to $206.3 million, or 42.2% of sales during the same period of fiscal 2007. The decrease as a percent of sales was primarily due to sales gains, lower labor, stock-based compensation and advertising expense as a percent of sales, partially offset by significantly higher distributor discounts and greater bad debt expense.
     The warehouse delivery segment’s selling, marketing and administrative expenses were $22.1 million, or 18.0% of sales during the first quarter of fiscal 2008, as compared to $23.3 million, or 19.2% of sales during the first quarter of fiscal 2007. This decrease as a percent of sales was primarily attributable to sales gains and lower advertising and distribution costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization expense was $20.9 million for the first quarter of fiscal 2008, an increase of 4.0% from the first quarter of fiscal 2007, which was $20.1 million.
     The DSD segment’s depreciation and amortization expense increased to $16.3 million for the first quarter of fiscal 2008 from $16.2 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the first quarter of fiscal 2007.

     The warehouse delivery segment’s depreciation and amortization expense increased to $4.3 million for the first quarter of fiscal 2008 from $4.0 in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the first quarter of fiscal 2007.
     Income from operations. Income from operations for the first quarter of fiscal 2008 was $54.1 million, an increase of $9.2 million from the $44.9 million reported for the first quarter of fiscal 2007.
     The improvement was primarily the result of improvements in the operating results of the DSD segment of $9.5 million and a decrease in unallocated corporate expenses of $.8 million, partially offset by a decrease in the warehouse delivery segment of $1.1 million. The increase in the DSD segment was primarily attributable to higher sales, better stales control and improved manufacturing efficiencies. The decrease in unallocated corporate expenses was primarily due to lower stock based compensation discussed above. The decrease in the warehouse delivery segment was primarily a result of higher commodity prices and secondarily to lower sales volume in foodservice.
     Net Interest Income. For the first quarter of fiscal 2008, net interest income was $3.5 million, an increase of $1.6 million from the first quarter of fiscal 2007, which was $1.9 million. The increase was related to lower interest expense due to payments on the credit facility after the first quarter of fiscal 2007 and increased interest income related to the sale of new territories to independent distributors.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2008 was 35.7% compared to 35.2% in the first quarter of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Minority Interest. Minority interest represents all the earnings of the company’s variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 7 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $42.5 million at April 19, 2008 from $20.0 million at December 29, 2007. The increase resulted from $61.6 million provided by operating activities, partially offset by $25.5 million and $13.6 million disbursed for investing activities and financing activities, respectively.
     Cash Flows Provided by Operating Activities. Net cash of $61.6 million provided by operating activities during the sixteen weeks ended April 19, 2008 consisted primarily of $35.8 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$20,912
Stock-based compensation	3,399
Deferred income taxes	1,873
Provision for inventory obsolescence	305
Allowances for accounts receivable	322
Minority interest in variable interest entity	1,301
Other	(120)

Total	$27,992

Cash disbursed for working capital and other activities was $2.2 million.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 19, 2008 of $25.5 million consisted primarily of capital expenditures of $23.3 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $17.8 million and $4.8 million, respectively. The company estimates capital expenditures of approximately $95.0 million to $100.0 million during fiscal 2008. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $13.6 million during the sixteen weeks ended April 19, 2008 consisted primarily of dividends paid of $11.5 million, stock repurchases of $5.8 million, and net debt repayments of $1.9 million, partially offset by proceeds of $2.4 million from the exercise of stock options.
Credit Facility
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 19, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were no outstanding borrowings under the credit facility at April 19, 2008 or December 29, 2007.
     The company paid financing costs of $0.9 million during fiscal 2007 in connection with its credit facility. These costs were deferred and are being amortized over the term of the credit facility.
     Currently, the company’s credit ratings by Standard and Poor’s and Fitch Ratings are BBB- and BBB, respectively. During the first quarter of fiscal 2008, Moody’s Investor Services revised the company’s credit rating up to Baa2. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
Uses of Cash
     On February 8, 2008, the board of directors declared a dividend of $0.125 per share on the company’s common stock that was paid on March 7, 2008 to shareholders of record on February 22, 2008. This dividend payment was $11.5 million.
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2008, 256,248 shares, at a cost of $5.8 million, of the company’s common stock were purchased under the plan. From the inception of the plan through April 19, 2008, 19.4 million shares, at a cost of $286.2 million, have been purchased under the plan.

     During the first quarter of fiscal 2008, the company paid $21.9 million in performance-based cash awards under the company’s bonus plan.
NEW ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 5, Derivative Financial Instruments for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 19, 2008, the company’s hedge portfolio contained commodity derivatives with a fair value of $45.4 million.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 19, 2008, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $27.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items;

however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). Based upon that evaluation, our CEO, CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 19, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 29, 2007 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002 our board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors further increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2008 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
	(Amounts in thousands, except price data)
December 30, 2007 — January 26, 2008	127	$22.76	127	10,736
January 27, 2008 — February 23, 2008	—	—	—	10,736
February 24, 2008 — March 22, 2008	129	$22.74	129	10,607
March 23, 2008 — April 19, 2008	—	—	—	10,607

Total	256	$22.75	256
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: May 29, 2008

EXHIBIT INDEX

Exhibit
No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.5	—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 27, 2008, File No. 1-16247).

10.6	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

Exhibit
No.		Name of Exhibit
10.8	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.9	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.10	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.11	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.12	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.13	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.15	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.16	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.17	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.18	—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, Nile No. 1-16247).

10.19	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

Exhibit
No.		Name of Exhibit
10.20	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 19, 2008.

*	Filed herewith