Form 10-Q
period 2008-07-12
FLOWERS FOODS INC
filed 2008-08-21
CIK 1128928

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________
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
Yes ☑                       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 15, 2008

Common Stock, $.01 par value with Preferred Share Purchase Rights	94,173,334

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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	JULY 12, 2008	DECEMBER 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,532	$19,978

Accounts and notes receivable, net of allowances of $649 and $131, respectively	164,865	137,682

Inventories, net:
Raw materials	16,344	14,257
Packaging materials	12,056	10,809
Finished goods	23,769	22,271

	52,169	47,337

Spare parts and supplies	29,679	28,574

Deferred taxes	6,228	1,863

Other	26,547	33,800

Total current assets	299,020	269,234

Property, Plant and Equipment, net of accumulated depreciation of $580,620 and $556,960, respectively	489,952	486,522

Notes Receivable	91,334	88,469

Assets Held for Sale — Distributor Routes	10,362	12,396

Other Assets	36,214	32,525

Goodwill	76,338	76,338

Other Intangible Assets, net	21,178	22,051

Total assets	$1,024,398	$987,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$3,300	$6,920
Accounts payable	111,016	98,302
Other accrued liabilities	95,945	108,423

Total current liabilities	210,261	213,645

Long-Term Debt and Capital Leases	29,372	22,508

Other Liabilities:
Deferred taxes	49,250	50,974
Other	37,918	36,391

Total other liabilities	87,168	87,365

Minority Interest in Variable Interest Entity	9,109	7,802

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 par value, 200,000 authorized and none issued
Preferred stock — $.01 par value, 800,000 authorized and none issued
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,485,247 shares and 9,755,350 shares, respectively	(152,233)	(154,801)
Capital in excess of par value	485,963	484,472
Retained earnings	337,760	303,386
Accumulated other comprehensive income	15,981	22,141

Total stockholders’ equity	688,488	656,215

Total liabilities and stockholders’ equity	$1,024,398	$987,535

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Sales	$540,656	$477,838	$1,217,363	$1,087,785
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	293,594	244,942	643,564	551,894
Selling, marketing and administrative expenses	197,662	183,592	449,337	421,555
Depreciation and amortization	16,032	15,116	36,945	35,233
Gain on sale of assets	2,306	—	2,306	—
Gain on insurance recovery	686	—	686	—

Income from operations	36,360	34,188	90,509	79,103
Interest expense	(494)	(740)	(1,173)	(2,149)
Interest income	3,151	2,672	7,327	6,014

Income before income taxes and minority interest	39,017	36,120	96,663	82,968
Income tax expense	13,931	12,914	34,493	29,414

Income before minority interest	25,086	23,206	62,170	53,554
Minority interest in variable interest entity	(1,137)	(1,016)	(2,438)	(2,871)

Net income	$23,949	$22,190	$59,732	$50,683

Net Income Per Common Share:
Basic:
Net income per share	$0.26	$0.24	$0.65	$0.56

Weighted average shares outstanding	91,724	90,761	91,710	90,633

Diluted:
Net income per share	$0.26	$0.24	$0.65	$0.55

Weighted average shares outstanding	92,501	92,413	92,415	92,148

Cash dividends paid per common share	$0.15	$0.125	$0.275	$0.208

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	Income	Shares	Cost	Total
				(Amounts in thousands, except for share data)
Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$656,215
Net Income	$59,732				59,732				59,732
Derivative instruments	(6,270)					(6,270)			(6,270)
Amortization of prior service costs	110					110			110

Comprehensive income	$53,572

Exercise of stock options				(1,588)			252,426	4,027	2,439
Issuance of restricted stock award				(3,984)			249,880	3,984	0
Issuance of deferred stock award				(294)			24,045	386	92
Amortization of deferred and restricted stock awards				3,181					3,181
Stock option compensation				2,318					2,318
Tax benefits related to share based awards				1,858					1,858
Stock repurchases							(256,248)	(5,829)	(5,829)
Dividends paid — $0.275 per common share					(25,358)				(25,358)

Balances at July 12, 2008		101,659,924	$1,017	$485,963	$337,760	$15,981	(9,485,247)	$(152,233)	$688,488

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$59,732	$50,683
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,678	10,478
Depreciation and amortization	36,945	35,233
Deferred income taxes	(2,232)	(1,408)
Provision for inventory obsolescence	492	497
Allowances for accounts receivable	901	662
Minority interest in variable interest entity	2,438	2,871
Other	(2,467)	(225)
Changes in assets and liabilities:
Accounts and notes receivable, net	(27,586)	(8,509)
Inventories, net	(5,324)	(2,336)
Other assets	(2,834)	1,870
Accounts payable and other accrued liabilities	(10,662)	13,198

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,081	103,014

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(41,964)	(33,445)
Increase of notes receivable	(3,363)	(10,130)
Other	3,603	1,379

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(41,724)	(42,196)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(25,358)	(19,099)
Exercise of stock options	2,439	3,544
Income tax benefit related to stock awards	1,713	2,547
Stock repurchases	(5,829)	—
Change in book overdraft	8,989	3,116
Proceeds from debt borrowings	30,000	110,500
Debt and capital lease obligation payments	(26,757)	(162,076)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(14,803)	(61,468)

Net decrease in cash and cash equivalents	(446)	(650)
Cash and cash equivalents at beginning of period	19,978	13,914

Cash and cash equivalents at end of period	$19,532	$13,264

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 12, 2008 and July 14, 2007 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2008 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2008 (sixteen weeks), second quarter ended July 12, 2008 (twelve weeks), third quarter ending October 4, 2008 (twelve weeks) and fourth quarter ending January 3, 2009 (thirteen weeks).
     SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”), formerly referred to as Flowers Foods Bakeries Group, and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to customers in the southeastern, southwestern and mid-Atlantic areas of the United States primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
	(Percent of Sales)		(Percent of Sales)
DSD	18.3%	17.6%	18.1%	17.1%
Warehouse delivery	2.8	2.6	2.5	2.7

Total	21.1%	20.2%	20.6%	19.8%

2. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $1.4 million and $53.6 million for the twelve and twenty-eight weeks ended July 12, 2008, respectively. Total comprehensive income was $25.1 million and $54.5 million for the twelve and twenty-eight weeks ended July 14, 2007, respectively.
     During the twenty-eight weeks ended July 12, 2008, changes to accumulated other comprehensive income, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive income, December 29, 2007	$22,141
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $(958)	(1,530)
Reclassified to earnings, net of income tax of $182	291
Effective portion of change in fair value of hedging instruments, net of income tax of $(3,149)	(5,031)
Amortization of prior service costs, net of income tax of $69	110

Accumulated other comprehensive income, July 12, 2008	$15,981

3. GAIN ON SALE OF ASSETS
     During the second quarter of fiscal 2008 the company completed the sale and closure of a plant in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.3 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million is included in selling, marketing and administrative expenses.
4. GOODWILL AND OTHER INTANGIBLES
     There were no changes in the carrying amount of goodwill for the twenty-eight weeks ended July 12, 2008. The balance as of July 12, 2008 is as follows (amounts in thousands):

DSD	$71,861
Warehouse delivery	4,477

Total	$76,338

     As of July 12, 2008 and December 29, 2007, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 12, 2008			December 29, 2007
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$12,208	$1,040	$11,168	$12,208	$826	$11,382
Customer relationships	13,434	4,090	9,344	13,434	3,426	10,008
Non-compete agreements	1,874	1,208	666	1,874	1,213	661

Total	$27,516	$6,338	$21,178	$27,516	$5,465	$22,051

     In connection with the sale of Mrs. Smith’s Bakeries frozen dessert business in April 2003, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million recorded as an intangible liability. The company recognized income related to this agreement as a reduction of amortization expense over the life of the agreement. The carrying amount of this liability at December 29, 2007 was $0.2 million and was fully accreted to income during the twenty-eight weeks ended July 12, 2008.

     Aggregate amortization expense for the twelve weeks ended July 12, 2008 and July 14, 2007 were as follows (amounts in thousands):

	2008	2007
Amortizable intangible assets expense	$393	$539
Amortizable intangible liabilities (income)	(12)	(138)
Other	(10)	(11)

Total	$371	$390

     Aggregate amortization expense for the twenty-eight weeks ended July 12, 2008 and July 14, 2007 were as follows (amounts in thousands):

	2008	2007
Amortizable intangible assets expense	$873	$1,259
Amortizable intangible liabilities (income)	(196)	(323)
Other	(23)	(25)

Total	$654	$911

     Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2008	$777
2009	1,658
2010	1,633
2011	1,633
2012	1,633
5. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 5 Derivative Financial Instruments for a detailed discussion.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS No. 161. The adoption of SFAS No. 161 is not expected to have an impact on the company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the company.
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company does not expect adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.
6. DERIVATIVE FINANCIAL INSTRUMENTS
     In the first fiscal quarter of fiscal 2008 the company began measuring the fair value of its derivative portfolio using common definitions under SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. Under SFAS No. 157, measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

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
COMMODITY PRICE RISK
     The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production.
     As of July 12, 2008, the company’s commodity hedge portfolio contained derivatives with a fair value of $13.9 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$10.9	$2.9	$—	$13.8
Other long-term	0.0	0.1	—	0.1

Total	10.9	3.0	—	13.9

Liabilities:
Other current	—	—	—	—
Other long-term	—	—	—	—

Total	—	—	—	—

Net Fair Value	$10.9	$3.0	$—	$13.9

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 12, 2008 or December 29, 2007 that did not qualify for hedge accounting under SFAS 133. During the twenty-eight weeks ended July 12, 2008, an immaterial amount was recorded to income due to changes in fair value of these instruments.

     As of July 12, 2008, the balance in accumulated other comprehensive income related to commodity derivative transactions was $13.3 million. Of this total, approximately $7.6 million and $0.9 million were related to instruments expiring in 2008 and 2009, respectively, and $4.8 million was related to deferred gains on cash flow hedge positions.
INTEREST RATE RISK
     On July 9, 2008, the company entered an interest rate swap with a notional amount of $85.0 million to fix the interest rate on a portion of the $150 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc.
     The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received will be recorded as interest expense. Under SFAS 133, this swap transaction is designated as a cash-flow hedge. Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in other comprehensive income. Any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses.
     As of July 12, 2008, the fair value of the interest rate swap was $(0.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	0.5	—	0.5

Total	—	0.5	—	0.5

Liabilities:
Other current	—	(0.6)	—	(0.6)
Other long-term	—	—	—	—

Total	—	(0.6)	—	(0.6)

Net Fair Value	$—	$(0.1)	$—	$(0.1)

During the twenty-eight weeks ended July 12, 2008, interest expense was not impacted by periodic settlements of the swaps.
     As of July 12, 2008, the balance in accumulated other comprehensive income related to interest rate derivative transactions was $(0.05) million. Of this total, approximately $(0.15) million, $(0.35) million, $0.05 million, $0.17 million, $0.17 million and $0.06 million, were related to instruments expiring in 2008 through 2013, respectively.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at July 12, 2008 and December 29, 2007 (amounts in thousands):

	JULY 12, 2008	DECEMBER 29, 2007
Unsecured credit facility	$6,000	$—
Capital lease obligations	22,854	23,796
Other notes payable	3,818	5,632

	32,672	29,428
Less current maturities	3,300	6,920

Total long-term debt and capital leases	$29,372	$22,508

     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 12, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.

     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Outstanding borrowings under the credit facility were $6.0 million at July 12, 2008. There were no outstanding borrowings under the credit facility at December 29, 2007. Subsequent to the end of the second quarter of fiscal 2008, the company borrowed $19.6 million under the credit facility to partially fund the acquisitions of ButterKrust and Holsum that closed during the third quarter of fiscal 2008 (see Note 15). As of August 15, 2008, the amount outstanding under the credit facility was $15 million.
     The company paid financing costs of $0.3 million during fiscal 2007 in connection with an amendment of its credit facility. These costs, along with unamortized financing costs on the company’s former credit facility of $0.6 million, were deferred and are being amortized over the term of the credit facility.
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
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $21.2 million and $12.2 million as of July 12, 2008 and December 29, 2007, respectively.
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
     Following is the effect of the VIE during the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007:

	TWELVE WEEKS ENDED				TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008		JULY 14, 2007		JULY 12, 2008		JULY 14, 2007
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$33,421	3.3%	$31,634	3.4%	$33,421	3.3%	$31,634	3.4%
Sales	$2,698	0.5%	$3,247	0.7%	$5,498	0.5%	$6,455	0.6%
Income before income taxes and minority interest	$1,137	2.9%	$1,016	2.8%	$2,438	2.5%	$2,871	3.5%
     The assets consist primarily of $23.0 million and $22.8 million as of July 12, 2008 and July 14, 2007, respectively, of transportation equipment recorded as capital lease obligations.
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

10. EARNINGS PER SHARE
     The following table calculates basic earnings per common share and diluted earnings per common share for the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Basic Earnings Per Common Share:
Net income	$23,949	$22,190	$59,732	$50,683

Basic weighted average shares outstanding	91,724	90,761	91,710	90,633

Basic earnings per common share	$0.26	$0.24	$0.65	$0.56

Diluted Earnings Per Common Share:
Net income	$23,949	$22,190	$59,732	$50,683

Basic weighted average shares outstanding	91,724	90,761	91,710	90,633
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	777	1,652	705	1,515

Diluted weighted average shares outstanding	92,501	92,413	92,415	92,148

Diluted earnings per common share	$0.26	$0.24	$0.65	$0.55

     Stock options to purchase 850,200 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 12, 2008 and stock options to purchase 831,525 shares were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 14, 2007 because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
     The company accounts for its stock-based compensation in accordance with SFAS 123R, Share-Based Payment (“SFAS 123R”).
     Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the board of directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 14,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 3, 2006 may not be exercised later than ten years after the date of grant, and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant, become exercisable three years from the date of grant, generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. In order to exercise these options the optionees are required to pay the market value calculated as the average high/low trading value at date of grant for pre-2007 awards and the closing market price on the date of grant for post-2006 awards. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008
Shares granted	656	832	850
Exercise price	18.68	19.57	24.75

Vesting date	1/3/2009	2/5/2010	2/4/2011
Fair value per share ($)	6.20	6.30	5.80
Dividend yield (%)(1)	1.60	1.70	1.90
Expected volatility (%)(2)	36.00	33.90	27.30
Risk-free interest rate (%)(3)	4.25	4.74	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at July 12, 2008	647	826	850

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2008 are different from the awards that have fully vested.
     The stock option activity for the twenty-eight weeks ended July 12, 2008 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 29, 2007	2,417	$15.15
Granted	850	$24.75
Exercised	(252)	$9.65

Outstanding at July 12, 2008	3,015	$18.31	5.41	$33,267

Exercisable at July 12, 2008	694	$8.58	4.68	$14,397

     As of July 12, 2008, all options outstanding under the EPIP had an average exercise price of $18.31 and a weighted average remaining contractual life of 5.41 years.
     During the twenty-eight weeks ended July 12, 2008 and July 14, 2007, the company recorded stock-based compensation expense of $2.3 million and $2.9 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model. During the twelve weeks ended July 12, 2008 and July 14, 2007, the company recorded stock-based compensation expense of $1.0 and $1.3 million, respectively.
     As of July 12, 2008, there was $7.3 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
     Cash received from option exercises for the twenty-eight weeks ended July 12, 2008 and July 14, 2007 was $2.4 million and $3.5 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $2.0 million and $2.5 million, respectively, for the twenty-eight weeks ended July 12, 2008 and July 14, 2007. The total intrinsic value of stock options exercised was $3.7 million and $6.6 million for the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares became fully vested on January 4, 2008. The company recorded $0.0 million and $0.1 million in compensation expense during the twelve weeks ended July 12, 2008 and July 14, 2007, respectively, related to this restricted stock. The company recorded $0.0 million and $0.2 million in compensation expense during the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006, non-employee directors were granted an aggregate of 38,460 shares of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million. These shares fully vested on the first anniversary of the date of grant. The company recorded $0.1 million in compensation expense during the twelve weeks ended July 14, 2007 and $0.3 million during the twenty-eight weeks ended July 14, 2007 related to this restricted stock.
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
•	if the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted based on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:
•	If the Company TSR rank is equal to the 50th percentile of the S&P TSR, then no adjustment;
•	If the Company TSR rank is less than the 50th percentile of the S&P TSR, the grant shall be reduced by 1.3% for each percentile that the Company TSR is less than the 50th percentile of S&P TSR, but in no event shall the reduction exceed 20%; or
•	If the Company TSR rank is greater than the 50th percentile of the S&P TSR, the grant shall be increased by 1.3% for each percentile that Company TSR is greater than the 50th percentile of S&P TSR, but in no event shall such increase exceed 20%.
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
     The following restricted stock awards have been granted under the EPIP (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008
Shares granted	204	224	210
Vesting date	1/3/2008	2/5/2009	2/4/2010
Fair value per share	$19.44	$20.98	$27.03
Expense during the twelve weeks ended July 12, 2008	$—	$509	$655
Expense during the twelve weeks ended July 14, 2007	$453	$542	$—
Expense during the twenty-eight weeks ended July 12, 2008	$—	$1,189	$1,310
Expense during the twenty-eight weeks ended July 14, 2007	$1,056	$1,085	$—
     A summary of the status of the company’s nonvested shares as of July 12, 2008, and changes during the twenty-eight weeks ended July 12, 2008, is presented below (amounts in thousands, except price data):

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 29, 2007	537	$18.42
Granted	210	$27.03
Vested	(314)	$16.59
Forfeited	—	$—

Nonvested at July 12, 2008	433	$23.92

     As of July 12, 2008, there was $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.0 years. The fair value of restricted share awards that vested during fiscal 2008 was $7.1 million on the vesting date.
Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 448,350 rights granted in 2003 vested. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended July 12, 2008 and July 14, 2007, respectively, the company recorded expense of $0.0 million and $1.1 million related to these rights. During the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively, the company recorded expense of $0.0 million and $3.7 million related to these rights.
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended July 12, 2008 and July 14, 2007, respectively, the company recorded expense of $0.8 million and $0.2 million related to these rights. During the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively, the company recorded expense of $1.2 million and $1.0 million related to these rights.
     The fair value of the rights at July 12, 2008 ranged from $14.45 to $25.69. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 12, 2008: dividend yield 2.2%; expected volatility 28.0%; risk-free interest rate 3.3% and expected life of 1.55 years to 3.95 years.
     The rights activity for the twenty-eight weeks ended July 12, 2008 is set forth below (amounts in thousands except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Rights	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 29, 2007	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at July 12, 2008	231	$11.14	5.40	$4,228

Deferred Stock
     The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual after that time at a designated time selected by the individual at the date of conversion. During the first quarter of fiscal 2007 and 2008 an aggregate of 20,520 and 22,160 shares, respectively, were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion.
     During the second quarter of fiscal 2007 and 2008, non-employee directors were granted an aggregate of 34,350 and 35,800 shares, respectively, of deferred stock that has a minimum one year vesting period. The deferred stock will be distributed to the grantee after that time at a designated time selected by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period.
     The deferred stock activity for the twenty-eight weeks ended July 12, 2008 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 29, 2007	55	$21.03
Deferred stock issued	58	$25.22
Deferred stock exercised	(24)	21.91

Outstanding at July 12, 2008	89	$23.53	1.37	$516

     The following table summarizes the company’s stock based compensation expense for the twelve and twenty-eight week periods ended July 12, 2008 and July 14, 2007, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Stock options	$1,047	$1,303	$2,318	$2,930
Restricted stock	1,164	1,128	2,498	2,604
Stock appreciation rights	759	1,313	1,181	4,736
Deferred stock	310	161	681	208

Total stock based compensation	$3,280	$3,905	$6,678	$10,478

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
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 12, 2008 as compared to accounts at December 29, 2007 (amounts in thousands):

	AS OF
	JULY 12,	DECEMBER 29,
	2008	2007
Noncurrent benefit asset	$38,348	$34,471
Current benefit liability	$403	$403
Noncurrent benefit liability	$7,036	$6,599
Accumulated other comprehensive income	$2,735	$2,625
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 12, 2008, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension income for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Service cost	$68	$60	$158	$140
Interest cost	3,920	3,770	9,146	8,796
Expected return on plan assets	(5,649)	(5,307)	(13,180)	(12,383)

Total net periodic benefit income	$(1,661)	$(1,477)	$(3,876)	$(3,447)

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Service cost	$88	$70	$206	$163
Interest cost	99	90	232	210
Amortization of prior service cost	77	77	179	179

Total net periodic benefit cost	$264	$237	$617	$552

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for certain employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended July 12, 2008 and July 14, 2007, the total cost and contributions were $3.3 million and $3.0 million, respectively. During the twenty-eight weeks ended July 12, 2008 and July 14, 2007, the total cost and contributions were $8.1 million and $7.8 million, respectively.
13. INCOME TAXES
     The company’s effective tax rate for the twelve and twenty-eight weeks ended July 12, 2008 was 35.7 % for both periods. This rate is down slightly from the 2007 annual effective tax rate of 35.9%, due to favorable discrete items recognized during the twenty-eight weeks ended July 12, 2008. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     During the twelve and twenty-eight weeks ended July 12, 2008, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
14. SEGMENT REPORTING
     The DSD segment produces fresh and frozen packaged bread and rolls and the warehouse delivery segment produces frozen bread and rolls and fresh and frozen snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. During the second quarter of fiscal 2008, the company’s Tucker, Georgia operation was transferred from the DSD segment to the warehouse delivery segment. Prior period information has been reclassified to reflect this change. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
SALES:
DSD	$445,065	$389,071	$1,003,139	$880,948
Warehouse delivery	122,921	110,434	276,736	256,817
Eliminations:
Sales from warehouse delivery to DSD	(23,067)	(18,867)	(54,056)	(44,258)
Sales from DSD to warehouse delivery	(4,263)	(2,800)	(8,456)	(5,722)

	$540,656	$477,838	$1,217,363	$1,087,785

DEPRECIATION AND AMORTIZATION:
DSD	$12,153	$11,931	$28,111	$27,849
Warehouse delivery	3,656	3,216	8,378	7,473
Unallocated	223	(31)	456	(89)

	$16,032	$15,116	$36,945	$35,233

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST:
DSD	$36,387	$33,454	$89,779	$78,523
Warehouse delivery	6,461	6,782	14,720	14,961
Unallocated	(6,488)	(6,048)	(13,990)	(14,381)
Interest income, net	2,657	1,932	6,154	3,865

	$39,017	$36,120	$96,663	$82,968

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended July 12, 2008			For the twelve weeks ended July 14, 2007
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$264,527	$27,765	$292,292	$229,517	$22,882	$252,399
Store Branded Retail	63,831	13,013	76,844	54,596	10,694	65,290
Foodservice and Other	112,444	59,076	171,520	102,158	57,991	160,149

Total	$440,802	$99,854	$540,656	$386,271	$91,567	$477,838

	For the twenty-eight weeks ended July 12, 2008			For the twenty-eight weeks ended July 14, 2007
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$594,227	$58,758	$652,985	$517,271	$51,974	$569,245
Store Branded Retail	136,590	27,512	164,102	116,575	24,804	141,379
Foodservice and Other	263,866	136,410	400,276	241,380	135,781	377,161

Total	$994,683	$222,680	$1,217,363	$875,226	$212,559	$1,087,785

15. SUBSEQUENT EVENTS
     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing the acquisition of ButterKrust and Holsum. The maximum amount permitted to be outstanding under the term loan is $150 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.000% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the then outstanding principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year until the maturity date when the balance is due. The company will also pay legal, accounting and other fees and expenses in connection with the term loan which will be amortized over the life of the term loan.

     On August 4, 2008, the company acquired 100% of the outstanding shares of capital stock of C & G Holdings, Inc. which operates under the name ButterKrust Bakery (“ButterKrust”). ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands as well as store brands. The purchase price was $90 million in cash including the payoff of certain indebtedness and other payments. ButterKrust will be included in the company’s DSD operating segment in the third quarter of fiscal 2008.
     On August 11, 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC. (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. As a result of the merger, the company expands into new geographic markets. The purchase price was $150 million including the payoff of certain debt and other obligations of Holsum. Approximately one half of the net purchase price was paid in cash and the other half in company common stock. Holsum will be included in the company’s DSD operating segment in the third quarter of fiscal 2008.
     On August 13, 2008, the company entered an interest rate swap with a notional amount of $65.0 million to fix the interest rate on the remaining portion of the $150 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On July 9, 2008, an interest rate swap with a notional amount of $85.0 million was entered into and is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week period’s ended July 12, 2008 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis acquiring businesses, such as ButterKrust and Holsum as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In November 2007, the company purchased property in Bardstown, Kentucky. In January 2008, the company began construction of a bakery facility on this property that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Due to weather delays, the company expects that the facility will begin production in the spring of 2009 rather than the fall of 2008 as reported in the company’s Form 10-K for the year ended December 29, 2007.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. Sales for the twelve weeks ended July 12, 2008 increased 13.1% as compared to the twelve weeks ended July 14, 2007. Contributing to this increase were favorable pricing/mix and volume. Sales for the twenty-eight weeks ended July 12, 2008 increased 11.9% as compared to the twenty-eight weeks ended July 14, 2007.
     For the twelve weeks ended July 12, 2008, diluted net income per share was $0.26 as compared to $0.24 per share for the twelve weeks ended July 14, 2007, a 8.3% increase. Net income was $23.9 million, a 7.9% increase over $22.2 million reported for the twelve weeks ended July 14, 2007.
     For the twenty-eight weeks ended July 12, 2008, diluted net income per share was $0.65 as compared to $0.55, a 18.2% increase. Net income was $59.7 million, a 17.9% increase over $50.7 million reported for the twenty-eight weeks ended July 14, 2007.
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
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and twenty-eight week periods ended July 12, 2008 and July 14, 2007, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 12, 2008	JULY 14, 2007	JULY 12, 2008	JULY 14, 2007
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	45.70	48.74	47.13	49.26
Selling, marketing and administrative expenses	36.56	38.42	36.91	38.75
Depreciation and amortization	2.97	3.16	3.03	3.24
Gain on sale of assets	0.43	—	0.19	—
Gain on insurance recovery	0.13	—	0.06	—
Interest income, net	0.49	0.40	0.51	0.36
Income before income taxes and minority interest	7.22	7.56	7.94	7.63
Income tax expense	2.58	2.70	2.83	2.70
Minority interest in variable interest entity	(0.21)	(0.21)	(0.20)	(0.26)
Net income	4.43%	4.65%	4.91%	4.67%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 12, 2008 COMPARED TO TWELVE WEEKS ENDED JULY 14, 2007
     Consolidated Sales.

	For the twelve weeks ended		For the twelve weeks ended
	July 12, 2008		July 14, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$292,292	54.1%	$252,399	52.8%	15.8%
Store Branded Retail	76,844	14.2	65,290	13.7	17.7%
Foodservice and Other	171,520	31.7	160,149	33.5	7.1%

Total	$540,656	100.0%	$477,838	100.0%	13.1%

     The 13.1% increase in sales was attributable to a favorable pricing/mix of 10.9% and unit volume increases of 2.2%. The 2.2% increase in volume resulted primarily from expansion markets. The increase in branded retail sales was due primarily to favorable pricing/mix and increased sales of brand soft variety and white bread. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in foodservice and other sales was due to favorable pricing/mix, partially offset by volume declines.
     Direct-Store-Delivery Sales.

	For the twelve weeks ended		For the twelve weeks ended
	July 12, 2008		July 14, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$264,527	60.0%	$229,517	59.4%	15.3%
Store Branded Retail	63,831	14.5	54,596	14.1	16.9%
Foodservice and Other	112,444	25.5	102,158	26.5	10.1%

Total	$440,802	100.0%	$386,271	100.0%	14.1%

     The 14.1% increase in sales was attributable to favorable pricing/mix of 12.1% and volume increases of 2.0%. The increase in branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. The volume increases were primarily the result of market expansions. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, increased volume. The increase in foodservice and other sales was primarily due to pricing/mix.
     Warehouse Delivery Sales.

	For the twelve weeks ended		For the twelve weeks ended
	July 12, 2008		July 14, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$27,765	27.8%	$22,882	25.0%	21.3%
Store Branded Retail	13,013	13.0	10,694	11.7	21.7%
Foodservice and Other	59,076	59.2	57,991	63.3	1.9%

Total	$99,854	100.0%	$91,567	100.0%	9.1%

     The 9.1% increase in sales was attributable to favorable pricing/mix of 6.3% and volume increases of 2.8%. The increase in branded retail sales was primarily the result of favorable volume, partially offset by unfavorable pricing/mix. The increase in store branded retail sales was primarily due to volume. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing/mix, partially offset by unfavorable volume.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twelve weeks ended July 12, 2008 was $247.1 million, or 6.1% higher than gross margin reported for the same period of the prior year of $232.9 million. As a percent of sales, gross margin was 45.7% as compared to 48.7% for the second quarter of fiscal 2007. This decrease as a percent of sales was primarily due to significantly higher ingredient costs which were up 34% over the prior year quarter, partially offset by sales gains and improved manufacturing efficiencies. The significantly higher ingredient costs were primarily driven by increases in flour costs. Also negatively impacting gross margin were costs of $1.3 million relating to the sale and closure of a facility in Atlanta, Georgia.
     The DSD segment’s gross margin decreased to 50.2% of sales for the second quarter ended July 12, 2008, compared to 53.2% of sales for the prior year’s second quarter. This decrease as a percent of sales was primarily due to the higher ingredient costs, partially offset by sales gains, improved manufacturing efficiencies and lower labor costs as a percent of sales. The higher ingredient costs were driven primarily by higher flour costs.
     The warehouse delivery segment’s gross margin decreased to 25.6% of sales for the second quarter of fiscal 2008, compared to 29.9% of sales for the same period of fiscal 2007. This decrease as a percent of sales was primarily a result of the higher ingredient costs, partially offset by lower labor, packaging, freezer storage, rent costs, and improved manufacturing efficiencies. Also negatively impacting gross margin were costs of $1.3 million relating to the sale and closure of a facility in Atlanta, Georgia.

     Selling, Marketing and Administrative Expenses. For the second quarter of fiscal 2008, selling, marketing and administrative expenses were $197.7 million, or 36.6% of sales as compared to $183.6 million, or 38.4% of sales reported for the second quarter of fiscal 2007. This decrease as a percent of sales was due to sales gains and lower labor, distribution, stock-based compensation, and advertising expense as a percent of sales, partially offset by higher distributor discounts and fuel costs. Sales gains resulted in the increase in distributor discounts. The $0.6 million decrease in stock-based compensation was primarily the result of the company’s higher stock appreciation rights expense during the second quarter of fiscal 2007, partially offset by the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2008. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The DSD segment’s selling, marketing and administrative expenses were $173.6 million, or 39.4% of sales during the second quarter of fiscal 2008, as compared to $160.2 million, or 41.5% of sales during the same period of fiscal 2007. The decrease as a percent of sales was primarily due to sales gains, lower labor, stock-based compensation and advertising expense as a percent of sales, partially offset by significantly higher distributor discounts, and higher fuel costs.
     The warehouse delivery segment’s selling, marketing and administrative expenses were $17.8 million, or 17.8% of sales during the second quarter of fiscal 2008, as compared to $17.4 million, or 18.9% of sales during the second quarter of fiscal 2007. This decrease as a percent of sales was primarily attributable to lower labor, distribution and freezer storage costs, partially offset by higher rent costs.
     Depreciation and Amortization. Depreciation and amortization expense was $16.0 million for the second quarter of fiscal 2008, an increase of 6.1% from the second quarter of fiscal 2007, which was $15.1 million.
     The DSD segment’s depreciation and amortization expense increased to $12.2 million for the second quarter of fiscal 2008 from $11.9 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2007.
     The warehouse delivery segment’s depreciation and amortization expense increased to $3.7 million for the second quarter of fiscal 2008 from $3.2 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2007.
     Gain on sale of assets. During the second quarter of fiscal 2008 the company completed the sale and closure of a plant facility in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.3 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million is included in selling, marketing and administrative expenses.
     Gain on insurance recovery. During fiscal 2007, the company recorded a gain related to insurance proceeds on a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to insurance proceeds in excess of the net book value was received during the second quarter ended July 12, 2008. The receipt of these proceeds closed the claim.
     Income from operations. Income from operations for the second quarter of fiscal 2008 was $36.4 million, an increase of $2.2 million from the $34.2 million reported for the second quarter of fiscal 2007.
     The improvement was primarily the result of improvements in the operating results of the DSD segment of $2.9 million, partially offset by a decrease in the warehouse delivery segment of $0.3 million and an increase in unallocated corporate expenses of $0.4 million. The increase in the DSD segment was primarily attributable to higher sales, and improved manufacturing efficiencies. The increase in unallocated corporate expenses was primarily due to depreciation. The decrease in the warehouse delivery segment was primarily a result of higher commodity prices and secondarily to lower sales volume in foodservice.
     Net Interest Income. For the second quarter of fiscal 2008, net interest income was $2.7 million, an increase of $0.8 million from the second quarter of fiscal 2007, which was $1.9 million. The increase was related to lower interest expense due to lower average debt outstanding and increased interest income related to the sale of new territories to independent distributors.
     Income Taxes. The effective tax rate for the second quarter of fiscal 2008 was 35.7% compared to 35.8% in the second quarter of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

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
TWENTY-EIGHT WEEKS ENDED JULY 12, 2008 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 14, 2007
     Consolidated Sales.

	For the twenty-eight weeks ended		For the twenty-eight weeks ended
	July 12, 2008		July 14, 2007
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$652,985	53.6%	$569,245	52.3%	14.7%
Store Branded Retail	164,102	13.5	141,379	13.0	16.1%
Foodservice and Other	400,276	32.9	377,161	34.7	6.1%

Total	$1,217,363	100.0%	$1,087,785	100.0%	11.9%

     The 11.9% increase in sales was attributable to a favorable pricing/mix of 10.2% and unit volume increases of 1.7%. The 1.7% increase in volume resulted primarily from expansion markets. The increase in branded retail sales was due primarily to increases in pricing/mix and, to a lesser extent, volume increases. Brand soft variety and white bread were the key components of these sales. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in foodservice and other sales was due to favorable pricing/mix, partially offset by volume declines.
     Direct-Store-Delivery Sales.

	For the twenty-eight weeks ended		For the twenty-eight weeks ended
	July 12, 2008		July 14, 2007
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$594,227	59.7%	$517,271	59.1%	14.9%
Store Branded Retail	136,590	13.7	116,575	13.3	17.2%
Foodservice and Other	263,866	26.6	241,380	27.6	9.3%

Total	$994,683	100.0%	$875,226	100.0%	13.6%

     The 13.6% increase in sales was attributable to favorable pricing/mix of 11.2% and volume increases of 2.4%. The increase in branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. The volume increases were primarily the result of market expansions. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, increased volume. The increase in foodservice and other sales was primarily due to pricing/mix.
     Warehouse Delivery Sales.

	For the twenty-eight weeks ended		For the twenty-eight weeks ended
	July 12, 2008		July 14, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$58,758	26.4%	$51,974	24.5%	13.1%
Store Branded Retail	27,512	12.4	24,804	11.7	10.9%
Foodservice and Other	136,410	61.2	135,781	63.8	0.5%

Total	$222,680	100.0%	$212,559	100.0%	4.8%

     The 4.8% increase in sales was attributable to favorable pricing/mix of 4.5% and increased volume of 0.3%. The increase in branded retail sales was primarily the result of favorable pricing/mix. The increase in store branded retail sales was primarily due to volume, partially offset by unfavorable pricing/mix. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing/mix.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twenty-eight weeks ended July 12, 2008 was $573.8 million, or 7.1% higher than gross margin reported for the same period of the prior year of $535.9 million. As a percent of sales, gross margin was 47.1% as compared to 49.3% for the prior year. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, which were up 31% over the prior year, and $1.7 million of costs related to the closure of the Atlanta, Georgia Snack facility, partially offset by sales gains, better stales control, and improved manufacturing efficiencies. The significantly higher ingredient costs were primarily driven by increases in flour costs.
     The DSD segment’s gross margin decreased to 51.6% of sales for the twenty-eight weeks ended July 12, 2008, compared to 54.0% of sales for the same period in the prior year. This decrease as a percent of sales was primarily due to the higher ingredient costs, partially offset by sales gains and better stales control, improved manufacturing efficiencies and lower labor costs as a percent of sales. The higher ingredient costs were driven primarily by higher flour costs.
     The warehouse delivery segment’s gross margin decreased to 27.4% of sales for the twenty-eight weeks ended July 12, 2008, compared to 29.9% of sales for the same period of fiscal 2007. This decrease as a percent of sales was primarily a result of the higher ingredient costs, partially offset by improved manufacturing efficiencies and lower labor, packaging, freezer storage and rent costs as a percent of sales. Also negatively impacting gross margin were costs of $1.7 million relating to the sale and closure of the plant facility in Atlanta, Georgia as discussed above.
     Selling, Marketing and Administrative Expenses. For the twenty-eight weeks ended July 12, 2008, selling, marketing and administrative expenses were $449.3 million, or 36.9% of sales as compared to $421.6 million, or 38.8% of sales reported for the same period of fiscal 2007. This decrease as a percent of sales was due to sales gains and lower labor, distribution, and advertising expense as a percent of sales, partially offset by higher distributor discounts and higher fuel costs. Sales gains and the sale of certain routes to independent distributors resulted in the increase in distributor discounts. The $3.8 million decrease in stock-based compensation was the result of the company’s higher stock appreciation rights expense during the first two quarters of fiscal 2007, partially offset by the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2008. See Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The DSD segment’s selling, marketing and administrative expenses were $395.6 million, or 39.8% of sales during the twenty-eight weeks ended July 12, 2008, as compared to $365.9 million, or 41.8% of sales during the same period of fiscal 2007. The decrease as a percent of sales was primarily due to sales gains, lower labor, stock-based compensation and advertising expense as a percent of sales, partially offset by significantly higher distributor discounts and rising fuel costs.
     The warehouse delivery segment’s selling, marketing and administrative expenses were $40.2 million, or 18.0% of sales during the twenty-eight weeks ended July 12, 2008, as compared to $41.2 million, or 19.4% of sales during the same period of fiscal 2007. This decrease as a percent of sales was primarily attributable to lower labor, advertising and distribution costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization expense was $36.9 million for the twenty-eight weeks ended July 12, 2008, an increase of 4.9% from the same period of fiscal 2007, which was $35.2 million.
     The DSD segment’s depreciation and amortization expense increased to $28.1 million for the twenty-eight weeks ended July 12, 2008 from $27.8 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2007.
     The warehouse delivery segment’s depreciation and amortization expense increased to $8.4 million for the twenty-eight weeks ended July 12, 2008 from $7.5 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2007.
     Gain on sale of assets. During the second quarter the company completed the sale and closure of a plant facility in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. Costs of $0.3 million is included in selling, marketing and administrative expenses relating to the sale and closure.

     Gain on insurance recovery. During fiscal 2007, the company recorded a gain related to insurance proceeds on a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to insurance proceeds in excess of the net book value was received during the twenty-eight weeks ended July 12, 2008. The payment closed the claim.
     Income from operations. Income from operations for the twenty-eight weeks ended July 12, 2008 was $90.5 million, an increase of $11.4 million from the $79.1 million reported for the same period of fiscal 2007.
     The improvement was primarily the result of improvements in the operating results of the DSD segment of $11.2 million and a decrease in unallocated corporate expenses of $0.4 million, partially offset by a decrease in the warehouse delivery segment of $0.2 million. The increase in the DSD segment was primarily attributable to higher sales, better stales control and improved manufacturing efficiencies. The decrease in unallocated corporate expenses was primarily due to lower stock based compensation discussed above. The decrease in the warehouse delivery segment was primarily a result of higher commodity prices and secondarily to lower sales volume in foodservice.
     Net Interest Income. For the twenty-eight weeks ended July 12, 2008, net interest income was $6.2 million, an increase of $2.3 million from the same period of fiscal 2007, which was $3.9 million. The increase was related to lower interest expense due to lower average debt outstanding and increased interest income related to the sale of new territories to independent distributors.
     Income Taxes. The effective tax rate for the twenty-eight weeks ended July 12, 2008 was 35.7% compared to 35.5% in the same period of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $19.5 million at July 12, 2008 from $20.0 million at December 29, 2007. The decrease resulted from $56.1 million provided by operating activities, offset by $41.7 million and $14.8 million disbursed for investing activities and financing activities, respectively.
     Cash Flows Provided by Operating Activities. Net cash of $56.1 million provided by operating activities during the twenty-eight weeks ended July 12, 2008 consisted primarily of $59.7 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$36,945
Stock-based compensation	6,678
Deferred income taxes	(2,232)
Provision for inventory obsolescence	492
Allowances for accounts receivable	901
Minority interest in variable interest entity	2,438
Other	(2,467)

Total	$42,755

     Cash disbursed for working capital and other activities was $46.4 million.

     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 12, 2008 of $41.7 million consisted primarily of capital expenditures of $42.0 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $33.2 million and $7.7 million, respectively. The company estimates capital expenditures of approximately $95.0 million to $100.0 million during fiscal 2008. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $14.8 million during the twenty-eight weeks ended July 12, 2008 consisted primarily of dividends paid of $25.4 million, stock repurchases of $5.8 million, partially offset by debt proceeds of $3.2 million and proceeds of $2.4 million from the exercise of stock options.
Credit Facility
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 12, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $6.0 million in outstanding borrowings under the credit facility at July 12, 2008 and no outstanding borrowings under the credit facility at December 29, 2007. Subsequent to the end of the second quarter of fiscal 2008, the company borrowed $19.6 million under the credit facility to partially fund the acquisitions of ButterKrust and Holsum that closed during the third quarter of fiscal 2008. As of August 15, 2008 the amount outstanding under the credit facility was $15 million.
     The company paid financing costs of $0.3 million during fiscal 2007 in connection with an amendment of its credit facility. These costs, along with unamortized financing costs on the company’s former credit facility of $0.6 million, were deferred and are being amortized over the term of the credit facility.
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
     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The maximum amount permitted to be outstanding under the term loan is $150 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of August 15, 2008, the amount outstanding under the term loan was $150 million.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the then outstanding principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year until the maturity date when the balance is due. The company will also pay legal, accounting and other fees and expenses in connection with the term loan, which will be amortized over the life of the term loan.
Uses of Cash
     On February 8, 2008, the board of directors declared a dividend of $0.125 per share on the company’s common stock that was paid on March 7, 2008 to shareholders of record on February 22, 2008. This dividend payment was $11.6 million.
     On May 30, 2008, the board of directors declared a dividend of $0.15 per share on the company’s common stock that was paid on June 27, 2008 to shareholders of record on June 13, 2008. This dividend payment was $13.8 million.
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 12, 2008, 256,248 shares, at a cost of $5.8 million, of the company’s common stock were purchased under the plan. From the inception of the plan through July 12, 2008, 19.4 million shares, at a cost of $286.2 million, have been purchased under the plan.
     During the first quarter of fiscal 2008, the company paid $21.9 million in performance-based cash awards under the company’s bonus plan.
     On June 23, 2008, the company announced it has entered into a definitive merger agreement with Holsum Bakery, Inc. The acquisition was completed on August 11, 2008. Consideration was paid in cash and company stock for approximately $150 million of which 50% is in cash and 50% in company stock, less certain obligations of Holsum Bakery, Inc.
     On June 26, 2008, the company announced it executed a definitive agreement to acquire ButterKrust Bakery. The acquisition was completed on August 4, 2008. Consideration was paid in cash for $90 million, less certain indebtedness and other payments.
     On August 1, 2008, the company secured a term loan for $150 million for a portion of the cash consideration for the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS No. 161. The adoption of SFAS No. 161 is not expected to have an impact on the company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the company.
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company does not expect adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 12, 2008, the company’s hedge portfolio contained commodity derivatives with a fair value of $13.9 million.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of July 12, 2008, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $23.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     On July 9, 2008, the company entered an interest rate swap with a notional amount of $85.0 million to fix the interest rate on a portion of the $150 million term loan that is being secured to fund the acquisition of ButterKrust Bakery and Holsum Bakery, Inc. As of July 12, 2008, the fair value of this interest rate swap was $(0.1) million.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swap. As of July 12, 2008, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $1.0 million. The analysis disregards changes in the exposures inherent in the underlying debt;

however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 12, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 29, 2007 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the second quarter of fiscal 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002 our board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors further increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company did not repurchase any of its common stock under the repurchase plan during the second quarter of fiscal 2008.
     Certain of our employees who participate in the Company’s 401(k) Retirement Savings Plan were inadvertently permitted to purchase in the open market approximately 658,000 shares of the Company’s common stock that were not registered for purchase by the Plan utilizing a registration statement on Form S-8 under the Securities Act of 1933 from July 2005 through June 2008. All the shares were purchased by the trustee of our 401(k) Plan on behalf of participants through open market purchases and the Company received no proceeds from these transactions. In such situations, a number of remedies may be available to regulatory authorities and the employees who purchased the common stock, including, without limitation, a right of rescission and other damages that could be imposed by regulatory authorities. Pursuant to the rescissionary rights, employees may be entitled to return their shares to the Company and receive back from us the full price they paid, plus interest. The rescissionary rights lapse on various dates as prescribed in the federal securities laws. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our consolidated financial balance sheet, statements of income or cash flows; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The company’s Annual Meeting of Shareholders was held on May 30, 2008 in Thomasville, Georgia for the following purposes and with the following voting results:
     (1) To elect four nominees as directors of the company to serve for a term of three years:

Class I Directors:	For	Withheld	Broker-Non Votes

Benjamin H. Griswold, IV	69,226,918	18,486,798	—
Joseph L. Lanier, Jr.	69,211,217	18,502,499	—
Jackie M. Ward	67,860,209	19,853,507	—
C. Martin Wood III	69,228,019	18,485,697	—
     (2) To approve an amendment to the company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock to 500,000,000.

For	52,309,755
Against	34,239,499
Abstain	151,691
Broker Non-Votes	0
     (3) To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Flowers Foods for the fiscal year ending January 3, 2009.

For	84,826,760
Against	1,797,359
Abstain	76,826
Broker Non-Votes	0
     Director-nominees received a plurality of votes cast in the election of directors and were elected to serve until 2011. Proposal 2 received the affirmative vote of a majority of the outstanding shares of common stock and passed and Proposal 3 received a majority of votes cast and passed.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.
By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: August 21, 2008

EXHIBIT INDEX

Exhibit
No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).

3.3	—	Articles of Amendment to the Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 2, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.5	—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 27, 2008, File No. 1-16247).

10.6	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.8	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.9	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.10	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.11	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

Exhibit
No.		Name of Exhibit
10.12	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.13	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.15	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.16	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.17	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.18	—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, Nile No. 1-16247).

10.19	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

10.20	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.21	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.22	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 12, 2008.

*	Filed herewith