Form 10-Q
period 2008-10-04
FLOWERS FOODS INC
filed 2008-11-13
CIK 1128928

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2008
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 7, 2008

Common Stock, $.01 par value with Preferred Share Purchase Rights	92,746,782

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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 4, 2008	DECEMBER 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,383	$19,978

Accounts and notes receivable, net of allowances of $1,042 and $131, respectively	171,247	137,682

Inventories, net:
Raw materials	18,136	14,257
Packaging materials	13,813	10,809
Finished goods	26,761	22,271

	58,710	47,337

Spare parts and supplies	31,637	28,574

Deferred taxes	34,842	1,863

Other	69,385	33,800

Total current assets	383,204	269,234

Property, Plant and Equipment, net of accumulated depreciation of $592,107 and $556,960, respectively	591,103	486,522

Notes Receivable	92,673	88,469

Assets Held for Sale — Distributor Routes	9,692	12,396

Other Assets	29,141	32,525

Goodwill	197,938	76,338

Other Intangible Assets, net	107,645	22,051

Total assets	$1,411,396	$987,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$18,832	$6,920
Accounts payable	120,291	98,302
Other accrued liabilities	154,445	108,423

Total current liabilities	293,568	213,645

Long-Term Debt and Capital Leases	276,587	22,508

Other Liabilities:
Deferred taxes	94,356	50,974
Other	49,901	36,391

Total other liabilities	144,257	87,365

Minority Interest in Variable Interest Entity	9,167	7,802

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $100 par value, 200,000 authorized and none issued
Preferred stock — $.01 par value, 800,000 authorized and none issued
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 8,913,142 shares and 9,755,350 shares, respectively	(157,799)	(154,801)
Capital in excess of par value	520,706	484,472
Retained earnings	351,222	303,386
Accumulated other comprehensive (loss) income	(27,329)	22,141

Total stockholders’ equity	687,817	656,215

Total liabilities and stockholders’ equity	$1,411,396	$987,535

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE		FOR THE FORTY
	WEEKS ENDED		WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007	OCTOBER 4, 2008	OCTOBER 6, 2007
Sales	$575,937	$475,225	$1,793,300	$1,563,010
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	298,792	244,321	942,356	796,215
Selling, marketing and administrative expenses	217,382	181,727	666,719	603,282
Depreciation and amortization	17,373	15,357	54,318	50,590
Gain on sale of assets	—	—	2,306	—
Gain on insurance recovery	—	718	686	718

Income from operations	42,390	34,538	132,899	113,641
Interest expense	(1,903)	(762)	(3,077)	(2,911)
Interest income	2,914	2,747	10,242	8,761

Income before income taxes and minority interest	43,401	36,523	140,064	119,491
Income tax expense	15,519	12,788	50,012	42,202

Income before minority interest	27,882	23,735	90,052	77,289
Minority interest in variable interest entity	(467)	(1,234)	(2,905)	(4,105)

Net income	$27,415	$22,501	$87,147	$73,184

Net Income Per Common Share:
Basic:
Net income per share	$0.30	$0.25	$0.95	$0.81

Weighted average shares outstanding	92,407	91,113	91,919	90,788

Diluted:
Net income per share	$0.29	$0.24	$0.94	$0.79

Weighted average shares outstanding	93,297	92,524	92,707	92,234

Cash dividends paid per common share	$0.15	$0.125	$0.425	$0.333

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital		Accumulated
		Common Stock		in Excess		Other	Treasury Stock
	Comprehensive	Number of	Par	of Par	Retained	Comprehensive	Number of
	Income	Shares Issued	Value	Value	Earnings	(Loss) Income	Shares	Cost	Total
	(Amounts in thousands, except for share data)
Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$656,215
Net income	$87,147				87,147				87,147
Derivative instruments	(49,628)					(49,628)			(49,628)
Amortization of prior service costs	158					158			158

Comprehensive income	$37,677

Exercise of stock options				(1,947)			289,775	4,626	2,679
Issuance of restricted stock award				(3,984)			249,880	3,984	0
Issuance of deferred stock award				(386)			24,045	386	0
Amortization of deferred and restricted stock awards				4,669					4,669
Stock option compensation				3,354					3,354
Tax benefits related to share based awards				2,229					2,229
Stock repurchases							(1,720,148)	(44,072)	(44,072)
Issuance for acquisition				32,299			1,998,656	32,078	64,377
Dividends paid — $0.425 per common share					(39,311)				(39,311)

Balances at October 4, 2008		101,659,924	$1,017	$520,706	$351,222	$(27,329)	(8,913,142)	$(157,799)	$687,817

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$87,147	$73,184
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9,271	12,721
Depreciation and amortization	54,318	50,590
Deferred income taxes	(3,072)	(3,550)
Provision for inventory obsolescence	705	727
Allowances for accounts receivable	940	1,114
Minority interest in variable interest entity	2,905	4,105
Other	(2,483)	(1,183)
Changes in assets and liabilities:
Accounts and notes receivable, net	(16,123)	(7,572)
Inventories, net	(8,358)	(4,940)
Other assets	(40,791)	22,418
Pension contributions	—	(1,000)
Accounts payable and other accrued liabilities	(35,603)	8,602

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,856	155,216

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(68,470)	(47,443)
Increase of notes receivable	(4,988)	(13,011)
Acquisitions, net of cash acquired	(168,087)	—
Other	3,600	1,296

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(237,945)	(59,158)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(39,311)	(30,483)
Exercise of stock options	2,679	16,885
Income tax benefit related to stock awards	1,977	7,102
Stock repurchases	(44,072)	(12,763)
Payment of financing fees	(747)	—
Change in book overdraft	5,214	(8,948)
Proceeds from debt borrowings	456,000	146,500
Debt and capital lease obligation payments	(195,246)	(203,073)

NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	186,494	(84,780)

Net (decrease) increase in cash and cash equivalents	(2,595)	11,278
Cash and cash equivalents at beginning of period	19,978	13,914

Cash and cash equivalents at end of period	$17,383	$25,192

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 4, 2008 and October 6, 2007 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2008 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2008 (sixteen weeks), second quarter ended July 12, 2008 (twelve weeks), third quarter ended October 4, 2008 (twelve weeks) and fourth quarter ending January 3, 2009 (thirteen weeks).
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
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 4, 2008 and October 6, 2007. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007	OCTOBER 4, 2008	OCTOBER 6, 2007
	(Percent of Sales)		(Percent of Sales)
DSD	18.0%	17.7%	18.0%	17.3%
Warehouse delivery	2.5	2.5	2.6	2.6

Total	20.5%	20.2%	20.6%	19.9%

2. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Total comprehensive income, determined as net income adjusted by other comprehensive income (loss), was $(15.9) million and $37.7 million for the twelve and forty weeks ended October 4, 2008, respectively. Total comprehensive income was $31.1 million and $85.6 million for the twelve and forty weeks ended October 6, 2007, respectively.
     During the forty weeks ended October 4, 2008, changes to accumulated other comprehensive income (loss), net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive income, December 29, 2007	$22,141
Derivative transactions:
Net deferred gains on closed contracts, net of income tax of $(3,509)	(5,605)
Reclassified to earnings, net of income tax of $303	485
Effective portion of change in fair value of hedging instruments, net of income tax of $(27,863)	(44,508)
Amortization of prior service costs, net of income tax of $95	158

Accumulated other comprehensive loss, October 4, 2008	$(27,329)

3. ACQUISITIONS
     On August 4, 2008, the company acquired 100% of the outstanding shares of capital stock of C & G Holdings, Inc. which operates under the name ButterKrust Bakery (“ButterKrust”). ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. The results of ButterKrust’s operations have been included in the consolidated financial statements since August 4, 2008 and are included in the company’s DSD operating segment. As a result of the acquisition, the company has added additional production capacity in the Florida market.
     The aggregate purchase price was $91.0 million in cash, including the payoff of certain indebtedness and other payments and acquisition costs. The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At August 4, 2008

Purchase price:
Cash, including acquisition costs	$90,983
Total consideration		$90,983

Allocation of purchase price:
Current assets	$8,214
Property, plant, and equipment	36,880
Other assets	1,591
Intangible assets	22,600
Goodwill	56,805

Total assets acquired		$126,090

Current liabilities	$11,119
Long-term debt and other	4,672
Long-term pension and postretirement liabilities	9,081
Deferred tax liabilities	10,235

Total liabilities assumed		$35,107

Net assets acquired		$90,983

     The allocation of the purchase price is based on preliminary data and could change when final valuation is completed. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted average
	Amount	Amortization years
Trademarks	$2,200	22.0
Customer relationships	18,900	25.0

	$21,100	24.7

     Acquired intangible assets not subject to amortization include trademarks for $1.5 million. Goodwill of $56.8 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.
     On August 11, 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC. (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. The results of Holsum’s operations are included in the company’s consolidated financial statements as of August 11, 2008 and are included in the company’s DSD operating segment. As a result of the merger, the company has expanded into new geographic markets.
     The aggregate purchase price was $143.7 million, consisting of $79.8 million in cash, including the payoff of certain indebtedness, 1,998,656 shares of company common stock, contingent consideration, a working capital adjustment and acquisition costs. The value of the shares issued was determined based on application of Emerging Issues Task Force Issue 97-15 ‘Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination’ (the “Issue”). The contingent consideration payment of up to $5.0 million is payable to the sellers in cash should the company’s common stock not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. Any future contingent payment made will affect the company’s equity and not goodwill.
     The following table presents the preliminary allocation of the acquisition cost, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At August 11, 2008

Purchase price:
Cash, including acquisition costs	$79,842
Common stock	64,377
Estimated working capital adjustment	(476)

Total consideration		$143,743

Allocation of purchase price:
Current assets	$19,757
Property, plant, and equipment	54,924
Other assets	330
Intangible assets	64,900
Goodwill	64,795

Total assets acquired		$204,706

Current liabilities	$19,546
Deferred taxes	35,337
Long-term liabilities	6,080

Total liabilities assumed		$60,963

Net assets acquired		$143,743

     The allocation of the purchase price is based on preliminary data and could change when final valuation is completed. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted average
	Amount	Amortization years
Trademarks	$19,200	20.0
Customer relationships	43,100	20.0
Distributor relationships	2,600	15.0

	$64,900	19.8

     Goodwill of $64.8 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.
     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of each period presented (amounts in thousands, except per share data):

	For the twelve weeks ended		For the forty weeks ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Sales	$597,795	$527,445	$1,993,218	$1,732,572
Net income	$27,006	$21,981	$85,866	$72,368
Net income per share — Basic	$0.29	$0.24	$0.92	$0.78
Net income per share — Diluted	$0.29	$0.23	$0.91	$0.77
     These amounts have been calculated after adjusting the results of ButterKrust and Holsum to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied from the beginning of each period presented. In addition, pro forma adjustments have been made for the common shares issued for Holsum and the interest incurred for financing the acquisitions. Taxes have also been adjusted for the effect of the items discussed.
4. GAIN ON SALE OF ASSETS
     During the second quarter of fiscal 2008 the company completed the sale and closure of a plant in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million related to the closure of the facility is included in selling, marketing and administrative expenses.
5. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill for the forty weeks ended October 4, 2008, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of December 29, 2007	$71,861	$4,477	$76,338
Goodwill acquired during the year	121,600	—	121,600

Balance as of October 4, 2008	$193,461	$4,477	$197,938

     During the forty weeks ended October 4, 2008, the company acquired two companies that are included in the DSD operating segment. See Note 3. Acquisitions for goodwill and amortizable intangible asset increases related to these acquisitions.

     As of October 4, 2008 and December 29, 2007, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 4, 2008			December 29, 2007
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$33,608	$1,296	$32,312	$12,208	$826	$11,382
Customer relationships	75,434	4,825	70,609	13,434	3,426	10,008
Non-compete agreements	1,874	1,223	651	1,874	1,213	661
Distributor relationships	2,600	27	2,573	—	—	—

Total	$113,516	$7,371	$106,145	$27,516	$5,465	$22,051

     There is an additional $1.5 million of indefinite life intangible assets from the ButterKrust acquisition separately identified from goodwill. In connection with the sale of Mrs. Smith’s Bakeries frozen dessert business in April 2003, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million recorded as an intangible liability. The company recognized income related to this agreement as a reduction of amortization expense over the life of the agreement. The carrying amount of this liability at December 29, 2007 was $0.2 million and was fully accreted to income during the forty weeks ended October 4, 2008.
     Aggregate amortization expense for the twelve weeks ended October 4, 2008 and October 6, 2007 were as follows (amounts in thousands):

	2008	2007
Amortizable intangible assets expense	$1,033	$431
Amortizable intangible liabilities (income)	—	(138)
Other	(11)	(11)

Total	$1,022	$282

     Aggregate amortization expense for the forty weeks ended October 4, 2008 and October 6, 2007 were as follows (amounts in thousands):

	2008	2007
Amortizable intangible assets expense	$1,906	$1,688
Amortizable intangible liabilities (income)	(196)	(462)
Other	(34)	(34)

Total	$1,676	$1,192

     Estimated amortization of intangibles for the remainder of 2008 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2008	$1,354
2009	5,816
2010	5,791
2011	5,791
2012	5,791
6. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 7 Derivative Financial Instruments for a detailed discussion.
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
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company is currently assessing the impact of FSP 157-2 on its consolidated financial position and results of operations.
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
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company is currently assessing the impact of the adoption of FSP EITF No. 03-6-1 but does not expect the impact to have a material effect on its results of operations or earnings per share.
7. DERIVATIVE FINANCIAL INSTRUMENTS
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
     As of October 4, 2008, the company’s commodity hedge portfolio contained derivatives with a fair value of $(49.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2		Level 3	Total
Assets:
Other current	$—	$		—	$
Other long-term	—		—	—		—

Total	—		—	—		—

Liabilities:
Other current	(38.2)		(7.5)	—		(45.7)
Other long-term	(2.7)		(1.0)	—		(3.7)

Total	(40.9)		(8.5)	—		(49.4)

Net Fair Value	$(40.9)		$(8.5)	$—		$(49.4)

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2009. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 4, 2008 or December 29, 2007 that did not qualify for hedge accounting under SFAS 133. As of October 4, 2008, there is also $55.8 million recorded in other current assets representing collateral for hedged positions.
     During the forty weeks ended October 4, 2008, $0.5 million was recorded to income for net gains obtained from exiting derivative positions acquired with ButterKrust Bakery and Holsum Bakery, Inc. that did not qualify for hedge accounting treatment. Additionally, $(1.0) million was recorded to income due to changes in fair value of the company’s commodity derivative instruments.
     As of October 4, 2008, the balance in accumulated other comprehensive income related to commodity derivative transactions was $28.8 million. Of this total, approximately $15.8 million, $13.9 million and $0.1 million were related to instruments expiring in 2008, 2009 and 2010, respectively, and $(1.0) million was related to deferred gains on cash flow hedge positions.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan executed on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum.
     The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received will be recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps are recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, marketing and administrative expenses.

     As of October 4, 2008, the aggregate fair value of the interest rate swaps was $(2.0) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(1.5)	—	(1.5)
Other long-term	—	(0.5)	—	(0.5)

Total	—	(2.0)	—	(2.0)

Net Fair Value	$—	$(2.0)	$—	$(2.0)

     During the forty weeks ended October 4, 2008, interest expense was not materially impacted by periodic settlements of the swaps.
     As of October 4, 2008, the balance in accumulated other comprehensive income related to interest rate derivative transactions was $1.26 million. Of this total, approximately $0.05 million, $1.10 million, $0.46 million, $(0.10) million, $(0.18) million and $(0.07) million, were related to instruments expiring in 2008 through 2013, respectively.
8. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at October 4, 2008 and December 29, 2007 (amounts in thousands):

	OCTOBER 4, 2008	DECEMBER 29, 2007
Unsecured credit facilities	$264,508	$—
Capital lease obligations	25,566	23,796
Other notes payable	5,345	5,632

	295,419	29,428
Less current maturities	18,832	6,920

Total long-term debt and capital leases	$276,587	$22,508

     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 4, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid financing costs of $0.3 million during fiscal 2007 in connection with an amendment of its credit facility. These costs, along with unamortized financing costs on the company’s former credit facility of $0.6 million, were deferred and are being amortized over the term of the credit facility. Outstanding borrowings under the credit facility were $114.5 million at October 4, 2008. There were no outstanding borrowings under the credit facility at December 29, 2007. Subsequent to the end of the third quarter of fiscal 2008, the company borrowed an additional $4.0 million under the credit facility.
     On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 4, 2008, the amount outstanding under the term loan was $150.0 million.
     Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which will be amortized over the life of the term loan.
     Currently, the company’s credit ratings by Standard and Poor’s, Fitch Ratings, and Moody’s are BBB-, BBB, and Baa2, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility or term loan, but could affect future credit availability.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $17.4 million and $12.2 million as of October 4, 2008 and December 29, 2007, respectively.
9. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”), but not a Special Purpose Entity and under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”), the company is the primary beneficiary. In accordance with FIN 46, the company consolidates this entity. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     Following is the effect of the VIE during the twelve and forty weeks ended October 4, 2008 and October 6, 2007:

	TWELVE WEEKS ENDED				FORTY WEEKS ENDED
	OCTOBER 4, 2008		OCTOBER 6, 2007		OCTOBER 4, 2008		OCTOBER 6, 2007
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$33,046	2.3%	$32,744	3.4%	$33,046	2.3%	$32,744	3.5%
Sales	$2,554	0.4%	$2,989	0.6%	$8,053	0.4%	$9,444	0.6%
Income before income taxes and minority interest	$467	1.1%	$1,234	3.4%	$2,905	2.1%	$4,105	3.4%
     The assets consist primarily of $22.7 million and $23.7 million as of October 4, 2008 and October 6, 2007, respectively, of transportation equipment recorded as capital lease obligations.
10. LITIGATION
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

11. EARNINGS PER SHARE
     The following table calculates basic earnings per common share and diluted earnings per common share for the twelve and forty weeks ended October 4, 2008 and October 6, 2007 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007	OCTOBER 4, 2008	OCTOBER 6, 2007
Basic Earnings Per Common Share:
Net income	$27,415	$22,501	$87,147	$73,184

Basic weighted average shares outstanding	92,407	91,113	91,919	90,788

Basic earnings per common share	$0.30	$0.25	$0.95	$0.81

Diluted Earnings Per Common Share:
Net income	$27,415	$22,501	$87,147	$73,184

Basic weighted average shares outstanding	92,407	91,113	91,919	90,788
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	890	1,411	788	1,446

Diluted weighted average shares outstanding	93,297	92,524	92,707	92,234

Diluted earnings per common share	$0.29	$0.24	$0.94	$0.79

     Stock options to purchase 847,992 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 4, 2008 and stock options to purchase 831,525 shares were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 6, 2007 because their effect would have been anti-dilutive.
12. STOCK BASED COMPENSATION
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
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008
Shares granted	656	832	850
Exercise price	$18.68	$19.57	$24.75
Vesting date	1/3/2009	2/5/2010	2/4/2011
Fair value per share ($)	6.20	6.30	5.80
Dividend yield (%)(1)	1.60	1.70	1.90

Grant date	1/3/2006	2/5/2007	2/4/2008
Expected volatility (%)(2)	36.00	33.90	27.30
Risk-free interest rate (%)(3)	4.25	4.74	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at October 4, 2008	647	824	848

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2008 are different from the awards that have fully vested.
     The stock option activity for the forty weeks ended October 4, 2008 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 29, 2007	2,417	$15.15
Granted	850	$24.75
Exercised	(290)	$9.23
Forfeited	(4)	$22.30

Outstanding at October 4, 2008	2,973	$18.46	5.20	$33,394

Exercisable at October 4, 2008	656	$8.71	4.50	$13,764

     As of October 4, 2008, all options outstanding under the EPIP had an average exercise price of $18.46 and a weighted average remaining contractual life of 5.2 years.
     During the forty weeks ended October 4, 2008 and October 6, 2007, the company recorded stock-based compensation expense of $3.4 million and $3.9 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model. During the twelve weeks ended October 4, 2008 and October 6, 2007, the company recorded stock-based compensation expense of $1.0 and $0.9 million, respectively.
     As of October 4, 2008, there was $6.2 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.90 years.
     Cash received from option exercises for the forty weeks ended October 4, 2008 and October 6, 2007 was $2.7 million and $16.9 million, respectively. The cash tax benefit realized for the tax deductions from option exercises was $2.2 million and $8.5 million, respectively, for the forty weeks ended October 4, 2008 and October 6, 2007. The total intrinsic value of stock options exercised was $4.5 million and $24.3 million for the forty weeks ended October 4, 2008 and October 6, 2007, respectively.
Restricted Stock
     On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares became fully vested on January 4, 2008. The company recorded $0.0 million and $0.1 million in compensation expense during the twelve weeks ended October 4, 2008 and October 6, 2007, respectively, related to this restricted stock. The company recorded $0.0 million and $0.3 million in compensation expense during the forty weeks ended October 4, 2008 and October 6, 2007, respectively, related to this restricted stock.
     During the second quarter of fiscal 2006, non-employee directors were granted an aggregate of 38,460 shares of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million. These shares fully vested on the first anniversary of the date of grant. The company recorded $0.0 million in compensation expense during the twelve weeks ended October 6, 2007 and $0.3 million during the forty weeks ended October 6, 2007 related to this restricted stock.
     Certain key employees have been granted restricted stock. Vesting generally occurs two years from the date of grant for the 2006 and 2007 awards if, on this date, the company’s average “return on invested capital” over the vesting period equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). The 2008 awards require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% for the same period. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
•	if the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted based on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:
•	If the Company TSR rank is equal to the 50th percentile of the S&P TSR, then no adjustment;

•	If the Company TSR rank is less than the 50th percentile of the S&P TSR, the grant shall be reduced by 1.3% for each percentile that the Company TSR is less than the 50th percentile of S&P TSR, but in no event shall such reduction exceed 20%; or

•	If the Company TSR rank is greater than the 50th percentile of the S&P TSR, the grant shall be increased by 1.3% for each percentile that Company TSR is greater than the 50th percentile of S&P TSR, but in no event shall such increase exceed 20%.
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
     The following restricted stock awards have been granted under the EPIP (amounts in thousands, except price data):

Grant date	1/3/2006	2/5/2007	2/4/2008
Shares granted	204	224	210
Vesting date	1/3/2008	2/5/2009	2/4/2010
Fair value per share	$19.44	$20.98	$27.03
Expense during the twelve weeks ended October 4, 2008	$—	$509	$655
Expense during the twelve weeks ended October 6, 2007	$503	$753	$—
Expense during the forty weeks ended October 4, 2008	$—	$1,698	$1,965
Expense during the forty weeks ended October 6, 2007	$1,559	$1,838	$—
     A summary of the status of the company’s nonvested shares as of October 4, 2008, and changes during the forty weeks ended October 4, 2008, is presented below (amounts in thousands, except price data):

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 29, 2007	537	$18.42
Granted	210	$27.03
Vested	(314)	$16.59
Forfeited	—	$—

Nonvested at October 4, 2008	433	$23.92

     As of October 4, 2008, there was $4.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 0.82 years. The fair value of restricted share awards that vested during fiscal 2008 was $7.1 million on the vesting date.

Stock Appreciation Rights
     The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vest at the end of four years and are payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 448,350 rights granted in 2003 vested. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended October 4, 2008 and October 6, 2007, respectively, the company recorded expense of $0.0 million and $0.0 million related to these rights. During the forty weeks ended October 4, 2008 and October 6, 2007, the company recorded expense of $0.0 million and $3.7 million, respectively, related to these rights.
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twelve weeks ended October 4, 2008 and October 6, 2007, respectively, the company recorded expense (income) of $0.1 million and $(0.2) million related to these rights. During the forty weeks ended October 4, 2008 and October 6, 2007, respectively, the company recorded expense of $1.2 million and $0.8 million related to these rights.
     The fair value of the rights at October 4, 2008 ranged from $14.63 to $26.08. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 4, 2008: dividend yield 2.2%; expected volatility 29.0%; risk-free interest rate 2.66% and expected life of 1.45 years to 3.85 years.
     The rights activity for the forty weeks ended October 4, 2008 is set forth below (amounts in thousands except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Rights	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 29, 2007	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at October 4, 2008	231	$11.14	5.17	$4,307

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
     The deferred stock activity for the forty weeks ended October 4, 2008 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 29, 2007	55	$21.03
Deferred stock issued	58	$25.22
Deferred stock exercised	(24)	$21.91

Outstanding at October 4, 2008	89	$23.53	1.14	$546

     The following table summarizes the company’s stock based compensation expense for the twelve and forty week periods ended October 4, 2008 and October 6, 2007, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS		FOR THE FORTY WEEKS
	ENDED		ENDED
	OCTOBER 4,	OCTOBER 6,	OCTOBER 4,	OCTOBER 6,
	2008	2007	2008	2007
Stock options	$1,036	$943	$3,354	$3,872
Restricted stock	1,164	1,331	3,663	3,935
Stock appreciation rights	69	(249)	1,248	4,486
Deferred stock	325	220	1,006	428

Total stock based compensation	$2,594	$2,245	$9,271	$12,721

13. POST-RETIREMENT PLANS
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
     On August 4, 2008 the company acquired ButterKrust which has defined benefit plans and a postretirement benefit plan. In accordance with SFAS No. 141, the total defined benefit plan and postretirement benefit plan liability of $9.6 million was recorded at the acquisition date and is disclosed in Note 3. Net pension cost for the plans of $0.1 million is recorded in the period for the twelve weeks ended October 4, 2008 for the ButterKrust plans. On August 11, 2008 the company acquired Holsum which has a money purchase plan.
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 4, 2008 as compared to accounts at December 29, 2007 (amounts in thousands):

	AS OF
	OCTOBER 4,	DECEMBER 29,
	2008	2007
Noncurrent benefit asset	$40,041	$34,471
Current benefit liability	$874	$403
Noncurrent benefit liability	$16,450	$6,599
Accumulated other comprehensive income	$2,783	$2,625
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 4, 2008, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees.
     The net periodic pension income for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS		FOR THE FORTY WEEKS
	ENDED		ENDED
	OCTOBER 4,	OCTOBER 6,	OCTOBER 4,	OCTOBER 6,
	2008	2007	2008	2007
Service cost	$68	$60	$225	$200
Interest cost	4,175	3,770	13,321	12,566
Expected return on plan assets	(5,936)	(5,307)	(19,116)	(17,690)

Total net periodic benefit income	$(1,693)	$(1,477)	$(5,570)	$(4,924)

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS		FOR THE FORTY WEEKS
	ENDED		ENDED
	OCTOBER 4,	OCTOBER 6,	OCTOBER 4,	OCTOBER 6,
	2008	2007	2008	2007
Service cost	$141	$70	$347	$233
Interest cost	192	90	423	300
Amortization of prior service cost	77	77	256	256

Total net periodic benefit cost	$410	$237	$1,026	$789

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for certain employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended October 4, 2008 and October 6, 2007, the total cost and contributions were $3.2 million and $2.4 million, respectively. During the forty weeks ended October 4, 2008 and October 6, 2007, the total cost and contributions were $11.3 million and $10.2 million, respectively.
14. INCOME TAXES
     The company’s effective tax rate for the twelve and forty weeks ended October 4, 2008 was 35.8% and 35.7%, respectively. These rates are down slightly from the 2007 annual effective tax rate of 35.9%, due to favorable discrete items recognized during the forty weeks ended October 4, 2008. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     During the twelve and forty weeks ended October 4, 2008, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.
15. SEGMENT REPORTING
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

	FOR THE TWELVE WEEKS		FOR THE FORTY WEEKS
	ENDED		ENDED
	OCTOBER 4,	OCTOBER 6,	OCTOBER 4,	OCTOBER 6,
	2008	2007	2008	2007
SALES:
DSD	$483,875	$388,419	$1,487,014	$1,269,368
Warehouse delivery	115,512	108,537	392,249	365,353
Eliminations:
Sales from warehouse delivery to DSD	(20,358)	(18,837)	(74,415)	(63,094)
Sales from DSD to warehouse delivery	(3,092)	(2,894)	(11,548)	(8,617)

	$575,937	$475,225	$1,793,300	$1,563,010

DEPRECIATION AND AMORTIZATION:
DSD	$13,851	$12,244	$41,962	$40,093
Warehouse delivery	3,622	3,165	12,000	10,638
Unallocated	(100)	(52)	356	(141)

	$17,373	$15,357	$54,318	$50,590

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST:
DSD	$45,827	$34,614	$135,606	$113,137
Warehouse delivery	4,546	5,910	19,266	20,871
Unallocated	(7,983)	(5,986)	(21,973)	(20,367)
Interest income, net	1,011	1,985	7,165	5,850

	$43,401	$36,523	$140,064	$119,491

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended October 4, 2008			For the twelve weeks ended October 6, 2007
		Warehouse			Warehouse
	DSD	delivery	Total	DSD	delivery	Total
Branded Retail	$275,390	$26,313	$301,703	$229,267	$21,618	$250,885
Store Branded Retail	77,124	12,200	89,324	51,842	10,372	62,214
Foodservice and Other	128,269	56,641	184,910	104,416	57,710	162,126

Total	$480,783	$95,154	$575,937	$385,525	$89,700	$475,225

	For the forty weeks ended October 4, 2008			For the forty weeks ended October 6, 2007
		Warehouse			Warehouse
	DSD	delivery	Total	DSD	delivery	Total
Branded Retail	$869,672	$85,361	$955,033	$746,587	$73,805	$820,392
Store Branded Retail	213,726	39,712	253,438	168,431	35,176	203,607
Foodservice and Other	392,068	192,761	584,829	345,733	193,278	539,011

Total	$1,475,466	$317,834	$1,793,300	$1,260,751	$302,259	$1,563,010

16. SUBSEQUENT EVENTS
     On October 27, 2008, the company entered an interest rate swap to fix the interest rate on $50.0 million of the borrowings under the credit facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 4, 2008 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis acquiring businesses, such as ButterKrust and Holsum as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In November 2007, the company purchased property in Bardstown, Kentucky. In January 2008, the company began construction of a bakery facility on this property that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Due to weather delays, the company expects that the facility will begin production in the spring of 2009 rather than the fall of 2008 as reported in the company’s Form 10-K for the year fiscal ended December 29, 2007.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. Sales for the twelve weeks ended October 4, 2008 increased 21.2% as compared to the twelve weeks ended October 6, 2007. Contributing to this increase were favorable pricing/mix and volume and the acquisitions. Sales for the forty weeks ended October 4, 2008 increased 14.7% as compared to the forty weeks ended October 6, 2007.
     For the twelve weeks ended October 4, 2008, diluted net income per share was $0.29 as compared to $0.24 per share for the twelve weeks ended October 6, 2007, a 20.8% increase. Net income was $27.4 million, a 21.8% increase over $22.5 million reported for the twelve weeks ended October 6, 2007.
     For the forty weeks ended October 4, 2008, diluted net income per share was $0.94 as compared to $0.79, a 19.0% increase. Net income was $87.1 million, a 19.1% increase over $73.2 million reported for the forty weeks ended October 6, 2007.
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
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales, for the twelve and forty week periods ended October 4, 2008 and October 6, 2007, are set forth below:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007	OCTOBER 4, 2008	OCTOBER 6, 2007
Sales	100.00%	100.00%	100.00%	100.00%
Gross margin	48.12	48.59	47.45	49.06
Selling, marketing and administrative expenses	37.74	38.24	37.18	38.60
Depreciation and amortization	3.02	3.23	3.03	3.24
Gain on sale of assets	—	—	0.13	—
Gain on insurance recovery	—	0.15	0.04	0.05
Interest income, net	0.18	0.42	0.40	0.37

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008	OCTOBER 6, 2007	OCTOBER 4, 2008	OCTOBER 6, 2007
Income before income taxes and minority interest	7.54	7.69	7.81	7.64
Income tax expense	2.69	2.69	2.79	2.70
Minority interest in variable interest entity	(0.08)	(0.26)	(0.16)	(0.26)
Net income	4.76%	4.74%	4.86%	4.68%
CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 4, 2008 COMPARED TO TWELVE WEEKS ENDED OCTOBER 6, 2007
     Consolidated Sales.

	For the twelve weeks ended		For the twelve weeks ended
	October 4, 2008		October 6, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$301,703	52.4%	$250,885	52.8%	20.3%
Store Branded Retail	89,324	15.5	62,214	13.1	43.6%
Foodservice and Other	184,910	32.1	162,126	34.1	14.1%

Total	$575,937	100.0%	$475,225	100.0%	21.2%

     The 21.2% increase in sales was attributable to a favorable pricing/mix of 10.9% and unit volume increases of 10.3%. The Holsum and ButterKrust acquisitions accounted for 9.1% of the total increase in sales and is included in the volume increase. The increase in branded retail sales was due primarily to favorable pricing/mix and increased sales of brand soft variety and white bread. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing/mix and volume increases. The increase in foodservice and other sales was due to favorable pricing/mix, partially offset by volume declines.
     Direct-Store-Delivery Sales.

	For the twelve weeks ended		For the twelve weeks ended
	October 4, 2008		October 6, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$275,390	57.3%	$229,267	59.5%	20.1%
Store Branded Retail	77,124	16.0	51,842	13.4	48.8%
Foodservice and Other	128,269	26.7	104,416	27.1	22.8%

Total	$480,783	100.0%	$385,525	100.0%	24.7%

     The 24.7% increase in sales was attributable to favorable pricing/mix of 10.6% and volume increases of 14.1%. The volume increases were primarily the result of the Holsum and ButterKrust acquisitions, which contributed 11.2%. The increase in branded retail sales was due to favorable pricing/mix and volume increases. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing/mix and increased volume. The increase in foodservice and other sales was primarily due to pricing/mix and, to a lesser extent, volume.
     Warehouse Delivery Sales.

	For the twelve weeks ended		For the twelve weeks ended
	October 4, 2008		October 6, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$26,313	27.7%	$21,618	24.1%	21.7%
Store Branded Retail	12,200	12.8	10,372	11.6	17.6%
Foodservice and Other	56,641	59.5	57,710	64.3	(1.9)%

Total	$95,154	100.0%	$89,700	100.0%	6.1%

     The 6.1% increase in sales was attributable to favorable pricing/mix of 8.9%, partially offset by volume decreases of 2.8%. The increase in branded retail sales was primarily due to volume increases. The increase in store branded retail sales was due to volume increases and favorable pricing/mix. The decrease in foodservice and other sales, which include contract production and vending, was primarily due to lower volume, partially offset by an increase in pricing/mix.

     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the twelve weeks ended October 4, 2008 was $277.1 million, or 20.0% higher than gross margin reported for the same period of the prior year of $230.9 million. As a percent of sales, gross margin was 48.1% as compared to 48.6% for the third quarter of fiscal 2007. This decrease as a percent of sales was primarily due to significantly higher ingredient costs which were up 21%, excluding acquisitions, over the prior year quarter, partially offset by sales gains and improved manufacturing efficiencies. The significantly higher ingredient costs were primarily driven by increases in flour costs. The Holsum and ButterKrust acquisitions negatively impacted gross margin by 0.2%.
     The DSD segment’s gross margin decreased to 52.3% of sales for the third quarter ended October 4, 2008, compared to 53.2% of sales for the prior year’s third quarter. This decrease as a percent of sales was primarily due to the higher ingredient costs and lower margins for Holsum and ButterKrust, partially offset by sales gains, improved manufacturing efficiencies, reduction in scrap and lower labor costs as a percent of sales. The higher ingredient costs were driven primarily by higher flour costs.
     The warehouse delivery segment’s gross margin decreased to 27.0% of sales for the third quarter of fiscal 2008, compared to 28.9% of sales for the same period of fiscal 2007. This decrease as a percent of sales was primarily a result of the higher ingredient costs, energy and freight costs, partially offset by lower labor, rent costs, scrap costs and improved manufacturing efficiencies.
     Selling, Marketing and Administrative Expenses. For the third quarter of fiscal 2008, selling, marketing and administrative expenses were $217.4 million, or 37.7% of sales as compared to $181.7 million, or 38.2% of sales reported for the third quarter of fiscal 2007. This decrease as a percent of sales was due to sales gains and lower labor, distribution, and advertising expense as a percent of sales, partially offset by higher distributor discounts, higher fuel costs and losses due to hedging ineffectiveness. Sales gains and the Holsum acquisition resulted in the increase in distributor discounts. Diesel fuel was up over 45% per gallon for the quarter as compared to the same quarter in the prior year.
     The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The DSD segment’s selling, marketing and administrative expenses were $191.8 million, or 39.9% of sales during the third quarter of fiscal 2008, as compared to $158.9 million, or 41.2% of sales during the same period of fiscal 2007. The decrease as a percent of sales was primarily due to sales gains, lower labor, and advertising expense as a percent of sales, partially offset by significantly higher distributor discounts, and higher fuel costs. Distributor discounts increased due to sales increases and the Holsum acquisition.
     The warehouse delivery segment’s selling, marketing and administrative expenses were $17.5 million, or 18.4% of sales during the third quarter of fiscal 2008, as compared to $16.8 million, or 18.7% of sales during the third quarter of fiscal 2007. This decrease as a percent of sales was primarily attributable to higher scrap income and lower distribution costs, partially offset by higher labor and rent costs.
     Depreciation and Amortization. Depreciation and amortization expense was $17.4 million for the third quarter of fiscal 2008, an increase of 13.1% from the third quarter of fiscal 2007, which was $15.4 million.
     The DSD segment’s depreciation and amortization expense increased to $13.9 million for the third quarter of fiscal 2008 from $12.2 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2007 and additional amortization and depreciation expense for the intangible assets and property, plant and equipment acquired in the Holsum and ButterKrust acquisitions.
     The warehouse delivery segment’s depreciation and amortization expense increased to $3.6 million for the third quarter of fiscal 2008 from $3.2 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the second quarter of fiscal 2007.
     Gain on insurance recovery. During fiscal 2007, the company recorded a gain related to insurance proceeds on a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to insurance proceeds in excess of the net book value was received during the second quarter ended July 12, 2008. The receipt of these proceeds closed the claim.
     Income from operations. Income from operations for the third quarter of fiscal 2008 was $42.4 million, an increase of $7.9 million from the $34.5 million reported for the third quarter of fiscal 2007.

     The improvement was primarily the result of improvements in the operating results of the DSD segment of $11.2 million, partially offset by a decrease in the warehouse delivery segment of $1.3 million and an increase in unallocated corporate expenses of $2.0 million. The increase in the DSD segment was primarily attributable to higher sales and improved manufacturing efficiencies. The increase in unallocated corporate expenses was primarily due to increased employee-related costs and hedging ineffectiveness. The decrease in the warehouse delivery segment was primarily a result of higher commodity prices and secondarily to lower sales volume in foodservice.
     Net Interest Income. For the third quarter of fiscal 2008, net interest income was $1.0 million, a decrease of $1.0 million from the third quarter of fiscal 2007, which was $2.0 million. The decrease was related to higher interest expense due to higher average debt outstanding as a result of debt issued to fund a portion of the purchase price of the acquisitions, partially offset by increased interest income related to the sale of new territories to independent distributors.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2008 was 35.8% compared to 35.0% in the third quarter of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of FIN 46. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 9 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
FORTY WEEKS ENDED OCTOBER 4, 2008 COMPARED TO FORTY WEEKS ENDED OCTOBER 6, 2007
     Consolidated Sales.

	For the forty weeks ended		For the forty weeks ended
	October 4, 2008		October 6, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$955,033	53.3%	$820,392	52.5%	16.4%
Store Branded Retail	253,438	14.1	203,607	13.0	24.5%
Foodservice and Other	584,829	32.6	539,011	34.5	8.5%

Total	$1,793,300	100.0%	$1,563,010	100.0%	14.7%

     The 14.7% increase in sales was attributable to a favorable pricing/mix of 10.4% and unit volume increases of 4.3%. The Holsum and ButterKrust acquisitions contributed 2.8% of the increase and is included in the volume increase. The increase in branded retail sales was due primarily to increases in pricing/mix and, to a lesser extent, volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing/mix and volume increases. The increase in foodservice and other sales was due to favorable pricing/mix, partially offset by volume declines.
     Direct-Store-Delivery Sales.

	For the forty weeks ended		For the forty weeks ended
	October 4, 2008		October 6, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$869,672	58.9%	$746,587	59.2%	16.5%
Store Branded Retail	213,726	14.5	168,431	13.4	26.9%
Foodservice and Other	392,068	26.6	345,733	27.4	13.4%

Total	$1,475,466	100.0%	$1,260,751	100.0%	17.0%

     The 17.0% increase in sales was attributable to favorable pricing/mix of 11.0% and volume increases of 6.0%. The volume increases were primarily the result of the acquisitions which contributed 3.4%. The increase in branded retail sales was due to favorable pricing/mix and, to a lesser extent, volume increases. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, increased volume. The increase in foodservice and other sales was primarily due to pricing/mix.
     Warehouse Delivery Sales.

	For the forty weeks ended		For the forty weeks ended
	October 4, 2008		October 6, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$85,361	26.9%	$73,805	24.4%	15.7%
Store Branded Retail	39,712	12.5	35,176	11.6	12.9%
Foodservice and Other	192,761	60.6	193,278	64.0	(0.3)%

Total	$317,834	100.0%	$302,259	100.0%	5.2%

     The 5.2% increase in sales was attributable to favorable pricing/mix of 5.8% offset by a volume decline of 0.6%. The increase in branded retail sales was primarily due to volume increases. The increase in store branded retail sales was primarily due to volume increases. The decrease in foodservice and other sales, which include contract production and vending, was due to volume declines partially offset by favorable pricing/mix.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin for the forty weeks ended October 4, 2008 was $850.9 million, or 11.0% higher than gross margin reported for the same period of the prior year of $766.8 million. As a percent of sales, gross margin was 47.5% as compared to 49.1% for the same period in the prior year. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, which were up 28%, exclusive of the acquisitions, over the same period in the prior year, and $1.7 million of costs related to the closure of the Atlanta, Georgia Snack facility as discussed below, partially offset by sales gains, better stales control, improved manufacturing efficiencies, and lower labor costs as a percent of sales. The significantly higher ingredient costs were primarily driven by increases in flour costs.
     The DSD segment’s gross margin decreased to 51.8% of sales for the forty weeks ended October 4, 2008, compared to 53.7% of sales for the same period in the prior year. This decrease as a percent of sales was primarily due to the higher ingredient costs, lower margins for Holsum and ButterKrust, partially offset by sales gains and better stales control, improved manufacturing efficiencies, reduction in scrap and lower labor costs as a percent of sales. The higher ingredient costs were driven primarily by higher flour costs.
     The warehouse delivery segment’s gross margin decreased to 27.3% of sales for the forty weeks ended October 4, 2008, compared to 29.6% of sales for the same period of fiscal 2007. This decrease as a percent of sales was primarily a result of the higher ingredient costs, partially offset by improved manufacturing efficiencies and lower labor, packaging, and rent and scrap costs as a percent of sales. Also negatively impacting gross margin were costs of $1.7 million relating to the sale and closure of the plant facility in Atlanta, Georgia as discussed below.
     Selling, Marketing and Administrative Expenses. For the forty weeks ended October 4, 2008, selling, marketing and administrative expenses were $666.7 million, or 37.2% of sales as compared to $603.3 million, or 38.6% of sales reported for the same period of fiscal 2007. This decrease as a percent of sales was due to sales gains and lower labor, distribution, and advertising expense as a percent of sales, partially offset by higher distributor discounts and higher fuel costs. Labor and distribution decreased as a result of higher sales, significantly lower share-based payment compensation expense, partially offset by higher fuel costs. The $3.5 million decrease in stock-based compensation was the result of the company’s higher stock appreciation rights expense during the first three quarters of fiscal 2007, partially offset by the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2008. See Note 12 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s stock-based compensation.
     The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The DSD segment’s selling, marketing and administrative expenses were $587.4 million, or 39.8% of sales during the forty weeks ended October 4, 2008, as compared to $524.8 million, or 41.6% of sales during the same period of fiscal 2007. The decrease as a percent of sales was primarily due to sales gains, lower labor, stock-based compensation and advertising expense as a percent of sales, partially offset by significantly higher distributor discounts and rising fuel costs.

     The warehouse delivery segment’s selling, marketing and administrative expenses were $57.7 million, or 18.1% of sales during the forty weeks ended October 4, 2008, as compared to $58.0 million, or 19.2% of sales during the same period of fiscal 2007. This decrease as a percent of sales was primarily attributable to higher scrap income and lower distribution and advertising costs.
     Depreciation and Amortization. Depreciation and amortization expense was $54.3 million for the forty weeks ended October 4, 2008, an increase of 7.4% from the same period of fiscal 2007, which was $50.6 million.
     The DSD segment’s depreciation and amortization expense increased to $42.0 million for the forty weeks ended October 4, 2008 from $40.1 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2007 and additional amortization and depreciation expense for the intangible assets and property, plant and equipment acquired in the Holsum and ButterKrust acquisitions.
     The warehouse delivery segment’s depreciation and amortization expense increased to $12.0 million for the forty weeks ended October 4, 2008 from $10.6 million in the same period of fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service subsequent to the third quarter of fiscal 2007.
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
     Gain on insurance recovery. During fiscal 2007, the company recorded a gain related to insurance proceeds on a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to insurance proceeds in excess of the net book value was received during the forty weeks ended October 4, 2008. The payment closed the claim.
     Income from operations. Income from operations for the forty weeks ended October 4, 2008 was $132.9 million, an increase of $19.3 million from the $113.6 million reported for the same period of fiscal 2007.
     The improvement was primarily the result of improvements in the operating results of the DSD segment of $22.5 million, partially offset by a decrease in the warehouse delivery segment of $1.6 million and increased unallocated corporate expenses of $1.6 million. The increase in the DSD segment was primarily attributable to higher sales, better stales control and improved manufacturing efficiencies. The decrease in the warehouse delivery segment was primarily a result of higher commodity prices and secondarily to lower sales volume in foodservice. The increase in unallocated corporate expenses was primarily due to losses associated with hedging ineffectiveness.
     Net Interest Income. For the forty weeks ended October 4, 2008, net interest income was $7.2 million, an increase of $1.3 million from the same period of fiscal 2007, which was $5.9 million. The increase was related to higher interest income related to the sale of new territories to independent distributors partially offset by increased interest expense for higher average debt outstanding during the period as a result of debt issued to fund a portion of the purchase price of the acquisitions.
     Income Taxes. The effective tax rate for the forty weeks ended October 4, 2008 was 35.7% compared to 35.3% in the same period of the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Minority Interest. Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of FIN 46. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 9 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $17.4 million at October 4, 2008 from $20.0 million at December 29, 2007. The decrease resulted from $48.9 million provided by operating activities and $186.5 million provided by financing activities, offset by $237.9 million disbursed for investing activities.
     Cash Flows Provided by Operating Activities. Net cash of $48.9 million provided by operating activities during the forty weeks ended October 4, 2008 consisted primarily of $87.1 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$54,318
Stock-based compensation	9,271
Deferred income taxes	(3,072)
Provision for inventory obsolescence	705
Allowances for accounts receivable	940
Minority interest in variable interest entity	2,905
Other	(2,483)

Total	$62,584

     Cash disbursed for working capital and other activities was $100.9 million.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 4, 2008 of $237.9 million consisted primarily of cash disbursed for acquisitions, net of cash acquired, of $168.1 million and capital expenditures of $68.5 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $56.7 million and $9.6 million, respectively. The company estimates capital expenditures of approximately $90.0 million to $95.0 million during fiscal 2008. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash provided by financing activities of $186.5 million during the forty weeks ended October 4, 2008 consisted of dividends paid of $39.3 million, stock repurchases of $44.1 million, debt and capital lease obligation payments of $195.2 million offset by debt proceeds of $456.0 million and proceeds of $2.7 million from the exercise of stock options. The debt proceeds were used in part to fund the acquisitions during the fiscal third quarter of 2008.
Credit Facility
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 4, 2008 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $114.5 million in outstanding borrowings under the credit facility at October 4, 2008 and no outstanding borrowings under the credit facility at December 29, 2007. Subsequent to the end of the third quarter of fiscal 2008, the company borrowed an additional $4.0 million under the credit facility.

     The company paid financing costs of $0.3 million during fiscal 2007 in connection with an amendment of its credit facility. These costs, along with unamortized financing costs on the company’s former credit facility of $0.6 million, were deferred and are being amortized over the term of the credit facility.
     Currently, the company’s credit ratings by Standard and Poor’s, Fitch Ratings, and Moody’s are BBB-, BBB, and Baa2, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.
     On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 4, 2008, the amount outstanding under the term loan was $150.0 million.
     Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which will be amortized over the life of the term loan.
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
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 4, 2008, 1,720,148 shares, at a cost of $44.1 million, of the company’s common stock were purchased under the plan. From the inception of the plan through October 4, 2008, 20.9 million shares, at a cost of $324.5 million, have been purchased under the plan.
     On August 1, 2008, the company secured a term loan for $150.0 million for a portion of the cash consideration for the acquisitions of ButterKrust and Holsum.
     On August 4, 2008, the company completed the acquisition of ButterKrust. Consideration was paid in cash for $91.0 million, including the payoff of certain indebtedness and other payments and acquisition costs.
     On August 11, 2008 the company completed the acquisition of Holsum. Consideration was paid in cash and company stock for approximately $143.7 million, of which 50% was in cash and 50% in company stock, less certain obligations of Holsum. The cash paid to the sellers was $79.8 million including the payoff of certain indebtedness, a working capital adjustment, and acquisition costs.

     On August 22, 2008, the board of directors declared a dividend of $0.15 per share on the company’s common stock that was paid on September 19, 2008 to shareholders of record on September 5, 2008. This dividend payment was $14.0 million.
NEW ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 7, Derivative Financial Instruments for a detailed discussion.
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
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company is currently assessing the impact of FSP 157-2 on its consolidated financial position and results of operations.
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
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company is currently assessing the impact of the adoption of FSP EITF No. 03-6-1 but does not expect the impact to have a material effect on its results of operations or earnings per share.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 4, 2008, the company’s hedge portfolio contained commodity derivatives with a fair value of $(49.4) million.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of October 4, 2008, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $18.4 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan executed on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of October 4, 2008, the fair value of these interest rate swaps was $(2.0) million.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of October 4, 2008, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $1.6 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 4, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 29, 2007 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the third quarter of fiscal 2008.
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
     The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2008 under the stock repurchase plan (amounts in thousands, except price data).

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs

July 13, 2008 — August 9, 2008	—	$—	—	10,607
August 10, 2008 — September 6, 2008	1,198	$25.85	1,198	9,409
September 7, 2008 — October 4, 2008	266	$27.38	266	9,143

Total	1,464	$26.12	1,464

     Included in the purchases above are 500,000 shares at a cost of $13.1 million purchased from the company’s defined benefit pension plan.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.
By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer
Date: November 13, 2008

EXHIBIT INDEX

Exhibit
No.		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).

3.3	—	Articles of Amendment to the Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 2, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.5	—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 27, 2008, File No. 1-16247).

Exhibit
No.		Name of Exhibit
10.6	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.8	—	Form of Separation Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.9	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.10	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.11	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.12	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.13	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.15	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.16	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.17	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.18	—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, Nile No. 1-16247).

Exhibit
No.		Name of Exhibit
10.19	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

10.20	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.21	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.22	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated August 21, 2008, Nile No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 4, 2008.

*	Filed herewith