Form 10-K
period 2009-01-03
FLOWERS FOODS INC
filed 2009-03-04
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
(229) 226-9110
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 par value, together with Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price on the New York Stock Exchange on July 12, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,554,416,097.

On February 27, 2009, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 93,048,998.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held June 5, 2009, which will be filed with the Securities and Exchange Commission on or prior to May 3, 2009, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including changes in pricing, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	customer and consumer reaction to pricing actions; and

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events.

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

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of January 3, 2009.

The Company

Flowers Foods is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD”) formerly referred to as Flowers Foods Bakeries Group, and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.

We have a major presence in each of the product categories in which we compete. Our brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

DSD Brands	Regional Franchised Brands	Warehouse Delivery Brands
Flowers	Sunbeam	Mrs. Freshley’s
Nature’s Own	Roman Meal	Snack Away
Whitewheat	Bunny	European Bakers
Cobblestone Mill	Holsum	Broad Street Bakery
BlueBird	Country Hearth
ButterKrust	Aunt Hattie’s
Mary Jane
Dandee
Evangeline Maid
Ideal
Captain John Derst

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

In our DSD segment, we focus on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. We market a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, we have been able to strengthen and establish our brands in the markets we serve. We have devoted significant resources to automate our production facilities, improve our distribution capabilities and enhance our information technology. Historically, we have grown through acquisitions of bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive DSD system. However, we also have grown by expanding our DSD service 100 to 150 miles into markets that adjoin the current territories we supply, and we intend to continue this growth initiative in the near future. Our DSD system utilizes approximately 3,622 independent distributors who own the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue enabling these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.

In our warehouse delivery segment, we produce snack cakes for sale to retail, vending, and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers. Our warehouse products are distributed nationally through mass merchandisers and brokers, as well as through warehouse and vending distributors. Additionally, we distribute to retail outlets to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada through our DSD system.

In December 2008, the company was again named to the list of the 400 Best Big Companies in America by Forbes magazine. Forbes editors also selected Flowers as the best managed company among the 17 companies in the Food, Drink, and Tobacco category.

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

Fresh Bakery Products

In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Interstate Bakeries Corporation, Sara Lee Corporation, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

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

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $566 billion in 2009. The NRA projects that while overall restaurant industry sales will increase in current dollars by 2.5% over 2008 figures, due to the economic downturn, the numbers translate to an inflation-adjusted decline of 1.0%. Full service restaurants sales are expected to grow only 1.0% in 2009 due to more consumers opting to eat stay-at-home meals. However, sales at quick service restaurants, including fast-casual or quick casual, are projected to grow a robust 4.0% due to consumers’ continued demand for convenience and value and new menu offerings.

Strategy

Our mission is to build value for our shareholders. We accomplish this by developing and implementing long-term strategies that help us maintain competitive advantages. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are to:

•	Grow sales — both organically and through acquisition. We have consistently pursued growth in sales, geographic markets and products through strategic acquisitions, having completed over 100 acquisitions since 1968. We intend to continue growth through strategic acquisitions that complement and expand our existing markets, product lines, and product categories and that fit our organization both operationally and financially. We also have extended, and intend to continue to extend, our DSD service 100 to 150 miles into markets that adjoin the current territories supplied by the company. A combination of traditional acquisitions and greenfield plant construction will allow the company to accomplish this goal.

•	Develop bakery products to meet our customers’ and our consumers’ needs. We maintain a broad line of fresh and frozen bakery products. We will continue to expand our product lines to address changing customer and consumer needs and preferences, with emphasis on new items that fit current health-conscious trends.

•	Strong brand recognition. We capitalize on the success of our well-recognized brand names, which communicate product quality, consistency, and taste, by extending those brand names to new products that meet our customers’ and consumers’ needs. We also extend these brands to additional distribution channels. Our Nature’s Own brand is the top-selling brand in the United States in the soft variety bread category. Many of our white bread brands are category leaders in the geographical areas where they are sold.

•	Provide extraordinary service for our customers. We continue to expand and refine our distribution and information systems to help us respond quickly and efficiently to changing customer service needs, consumer preferences, and seasonal demands in the channels we serve. We have distribution systems tailored to the nature of each of our food product categories and designed to provide the highest levels of service to our retail and foodservice customers.

•	Operate the country’s most efficient bakeries. We maintain a level of capital improvements that will permit us to fulfill our commitment to remain one of the most efficient bakery producers in the United States.

•	Innovate to improve our business. At all levels within the company, we constantly work to improve our business processes to drive increased efficiencies and cost improvements.

•	Offer a work environment that embraces diversity, fosters team spirit and encourages professional growth. We build teams of individuals who understand the importance of working together to implement our strategies, thereby increasing shareholder value over the long term. Our work environment encourages recognition and respect for team as well as for individual achievements.

•	Conserve natural resources and promote a clean healthy environment. We are committed to applying the principles of sustainability in all aspects of our business. Our commitment to sustainability makes us an even better corporate citizen, and we believe these efforts will increase profitability and enhance shareholder value over the long term.

Products

We produce fresh packaged and frozen bakery products.

DSD Segment

We market our DSD fresh packaged bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. Our soft variety and premium specialty breads are marketed throughout these regions under our Nature’s Own and Cobblestone Mill brands. We have developed and introduced many new products over the last several years that appeal to health-conscious consumers. Examples of new products under our Nature’s Own brand in fiscal 2008 include:

•	Nature’s Own Breakfast Breads in a variety of flavors

•	Nature’s Own Bagels in a variety of flavors

•	Nature’s Own English Muffins

•	Nature’s Own Honey Wheat Dinner Rolls

Additionally, in 2008 we introduced several new varieties under our Cobblestone Mills brand, including sandwich rolls and ciabatta rolls.

We also market regional franchised brands such as Sunbeam, Bunny, Holsum, Aunt Hattie’s and Country Hearth, and regional brands we own such as ButterKrust, Dandee, Mary Jane, Evangeline Maid, Ideal and Captain John Derst. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, despite only being available to approximately 48% of the population, with 2008 retail sales of approximately $760 million. Our DSD branded products account for approximately 58% of the DSD segment sales.

In addition to our DSD branded products, we also produce and distribute fresh packaged bakery products under private labels for retailers. While private label products carry lower margins than our branded products, we use our private label offerings to effectively utilize production and distribution capacity and to help the independent distributors in the DSD system expand total retail shelf space.

We also utilize our DSD system to supply bakery products to quick serve restaurants and other outlets, which account for approximately 24% of DSD sales.

Warehouse Delivery Segment

Our warehouse delivery segment produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including mass merchandisers, vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to our competitors’ DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are manufactured on a “bake to order” basis and are delivered throughout the United States. We also produce pastries, doughnuts and bakery snack products for distribution by our DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various private and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors. During the last half of fiscal 2005 and continuing through fiscal 2008, the warehouse delivery segment experienced a planned reduction in contract manufacturing volume. Over time, we have replaced lower margin contract snack cake production with sales of higher margin branded products, and we expect this trend to continue in fiscal 2009.

In fiscal 2007, we introduced several new 100 calorie products under the BlueBird and Mrs. Freshley’s brands to address our customers’ growing dietary concerns. These products included Mini Blueberry Muffins, Mini Chocolate Cupcakes and Mini Golden Cupcakes. We also added to our popular SnackAway brand with the introduction of Chocolate Cupcakes and Buddy Bars. This line is marketed as a “better-for-you” snack alternative with a good source of fiber, no added sugar, and under 150 calories per serving.

In fiscal 2008, we introduced several new flavors of cake donuts and a new line of cake products for the foodservice segment under the Broad Street Bakery brand.

We also produce and distribute a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. We have the ability to provide our customers with a variety of products using both conventional and hearth baking technologies.

Production and Distribution

We design our production facilities and distribution systems to meet the marketing and production demands of our major product lines. Through a significant program of capital improvements and careful planning of plant locations, which, among other things, allows us to establish reciprocal baking or product transfer arrangements among our bakeries, we seek to remain a low cost producer and marketer of a full line of bakery products on a national and super-regional basis. In addition to the DSD system for our fresh baked products, we also use both owned and public warehouses and distribution centers in central locations for the distribution of certain of our warehouse delivery products.

DSD Segment

We operate 29 fresh packaged bakery production facilities in eleven states and one production facility that produces frozen bakery products. Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue investing in our production facilities and equipment to maintain high levels of efficiency.

On August 11, 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC. (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. This merger allowed us to expand into new geographic markets.

On August 4, 2008, the company acquired 100% of the outstanding shares of capital stock of the parent company of ButterKrust Bakery (“ButterKrust”). ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. With this acquisition we gained needed production capacity in the Florida market.

In November 2007, we announced plans to build a 200,000-square-foot bakery in Bardstown, Kentucky that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Construction began in early 2008. We expect that the bakery will open with one production line in spring 2009. A second production line will be added later. We invested approximately $18.2 million in the bakery during fiscal 2008 and expect to invest approximately $6.1 million in fiscal 2009. Additionally, the production equipment will be financed through operating leases.

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

We utilize a network of approximately 3,622 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $2.9 million, $2.6 million and $2.4 million for fiscal years 2008, 2007 and 2006, respectively. Our proprietary software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we use a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other criteria. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. The hand-held computers are highly integrated with this software system. An upgrade of this system, which was completed in early fiscal 2006, improved our ability to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer.

Warehouse Delivery Segment

We operate nine production facilities, of which four produce packaged bakery snack products, two produce frozen bread and rolls, two produce fresh packaged bread and rolls and one produces mixes used in the baking process. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

In December 2007, we reacquired a bakery in Suwanee, Georgia from The Schwan Food Company. Flowers built the bakery in 1999 and then sold the property to Schwan in 2003 as part of the sale of the Mrs. Smith’s business. Since 2003, Flowers operated the bakery under the terms of a building lease with Schwan. Reacquiring the building provides the company with operational certainty regarding future production and creates opportunities for expansion to accommodate additional volume. Flowers will continue to produce hearth-baked buns, rolls and bagels in the Suwanee bakery facility for retail and foodservice customers.

Customers

Our top 10 customers in fiscal 2008 accounted for 45.6% of sales. During fiscal 2008, our largest customer, Wal-Mart/Sam’s Club, represented 20.5% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club as a customer or a material negative change in our relationship with this customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales. The loss or financial instability of a major customer could have a material adverse effect on our business.

Our fresh baked foods customer base includes mass merchandisers, supermarkets and other grocery retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. The company currently operates 255 such outlets, and reported sales of $60.5 million during fiscal 2008 related to these thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products, including buns and rolls for restaurants such as Burger King, Wendy’s, Krystal, Hardees, Whataburger and Outback Steakhouse. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

Our packaged bakery snack products under the Mrs. Freshley’s brand are sold primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. We also produce packaged bakery snack products for the DSD system under our BlueBird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants under our European Bakers brand and under private labels.

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

Competition

The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution and smaller regional and local bakeries. Primary national competitors include Interstate Bakeries Corporation, Sara Lee Corporation, Grupo Bimbo S.A. de C.V., McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). We also face competition from private label brands produced by us and our competitors. Competition is based on product availability, product quality, brand loyalty, price, effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of the independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products and sales channels, limit the effects of such competition. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

Competitors for fresh packaged bakery snack products include Interstate Bakeries Corporation (Hostess and Dolly Madison), McKee Foods Corporation (Little Debbie) and many regional companies who produce both branded and private label product. Competition is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Ottenberg’s Bakers, Inc. and All Round Foods, Inc. in the foodservice market. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

Intellectual Property

We own a number of trademarks and trade names, as well as certain licenses. The company also sells its products under a number of regional franchised and licensed trademarks and trade names that it does not own. These trademarks and trade names are considered to be important to our business since they have the effect of developing brand awareness and maintaining consumer loyalty. On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. Flowers asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. Flowers is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by Flowers in the case, however, Flowers denies these allegations and believes that the claims are without factual or legal bases. We are not aware of any fact that would negatively impact the continued use of any of our trademarks, trade names or licenses to any material extent.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be extremely volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 and then moderated in the second half of fiscal 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Employees

We employ approximately 8,800 persons, approximately 800 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

•	Board Committees

•	Code of Business Conduct and Ethics

•	Flowers Foods Employee Code of Conduct

•	Disclosure Policy

•	Corporate Governance Guidelines

•	Stock Ownership Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Nominating/Corporate Governance Committee Charter

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Current economic conditions may negatively impact demand for our products, which could adversely impact our sales and operating profit.

Economic conditions have deteriorated significantly throughout the United States and these difficult conditions may continue to exist for the foreseeable future. This deterioration could have a negative impact on our business. Economic uncertainty has created a small shift in consumer preference toward private label products and may result in increased pressure to reduce the prices for some of our products and/or limit our ability to increase or maintain prices. As such, we could experience reduced profitability, which potentially could require us to recognize impairment charges. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

Increases in costs and/or shortages of raw materials, fuels and utilities could cause costs to increase.

Commodities, such as flour, sweeteners, shortening and eggs, which are used in our bakery products, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008.

The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. In addition, we are dependent upon natural gas and propane for firing ovens. The independent distributors and third party shipping companies we use are dependent upon gasoline and diesel as fuel for distribution vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our operations and financial results. The company cannot guarantee that it can cover these cost increases through future pricing actions. Additionally, as a result of these pricing actions consumers could move from the purchase of high margin branded products to lower margin store brands.

We rely on a few large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 45.6% of our sales during fiscal 2008. Our largest customer, Wal-Mart/Sam’s Club, accounted for 20.5% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term sales contracts, and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products or products of other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

Consolidation in the retail and foodservice industries could affect our sales and profitability.

As our customers, including mass merchandisers grow larger they may demand lower pricing and increased promotional programs. Meeting these demands could adversely affect our margins.

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

We employ various operating strategies to maintain our position as one of the nation’s leading producers and marketers of bakery products available to customers through multiple channels of distribution. If we are unsuccessful in implementing or executing one or more of these strategies, our business could be adversely affected.

Increases in employee and employee-related costs could have adverse effects on our profitability.

Pension, health care and workers’ compensation costs have been increasing and will likely continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There have been no new participants in the company’s defined benefit plan since December 31, 1998. Effective December 31, 2005, the company froze benefits in its primary defined benefit pension plan. As a result of the downturn in equity markets during 2008, the assets of the company’s pension plans decreased significantly and, as a result of this decrease, pension costs will increase in 2009.

We have risks related to our pension plans, which could impact the company’s liquidity.

The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 13.2% of all the pension plan assets as of January 3, 2009.

If the financial markets do not provide the long-term returns that are expected, the likelihood of the company being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

A disruption in the operation of our DSD system could negatively affect our results of operations and financial condition.

We believe that our DSD distribution system is a significant competitive advantage. A material negative change in our relations with the independent distributors, an adverse ruling by regulatory or governmental bodies regarding our independent distributorship program or an adverse judgment against the company for actions taken by the independent distributors could materially affect our results of operation and financial condition.

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

Executive Officers of Flowers Foods

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects our Chairman of the Board, Chief Executive Officer and President for a one-year term. The Board of Directors has granted the Chairman of the Board, Chief Executive Officer and President the authority to appoint officers to the positions of Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Marketing Officer, Executive Vice President, Secretary and General Counsel, Executive Vice President-Supply Chain, Executive Vice President of Corporate Relations, Senior Vice President and Chief Accounting Officer,

President of Flowers Bakeries, Senior Vice President of Human Resources and Senior Vice President and Chief Information Officer to hold office until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 63 Chairman of the Board, Chief Executive Officer and President	Mr. Deese has been Chairman of the Board, President and Chief Executive Officer of Flowers Foods since January 2006. Mr. Deese previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

R. Steve Kinsey Age 48 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 61 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Allen L. Shiver Age 53 Executive Vice President and Chief Marketing Officer	Mr. Shiver has been Executive Vice President and Chief Marketing Officer of Flowers Foods since May 2008. Mr. Shiver previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Stephen R. Avera Age 52 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 58 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 55 Executive Vice President of Corporate Relations	Ms. Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Karyl H. Lauder Age 52 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 50 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 55 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008. Mr. Thriffiley, previously served as Vice President of Human Resources from 2002 to 2008. Prior to that Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

Vyto F. Razminas Age 51 Senior Vice President and Chief Information Officer	Mr. Razminas has been Senior Vice President and Chief Information Officer for Flowers Foods since May 2008. Mr. Razminas, previously served as Vice President of Business and Information Systems from 2002 to 2008. Prior to that Mr. Razminas served as Chief Information Officer from 1998 to 2002.

Item 2.	Properties

The company currently operates 39 production facilities, of which 38 are owned and one is leased, as indicated below. We consider that our properties are in good condition, well maintained and sufficient for our present operations. During fiscal 2008, DSD production facilities taken as a whole, operated moderately above capacity and warehouse delivery production facilities operated moderately below capacity. Our production plant locations are:

DSD
Birmingham, Alabama	Lafayette, Louisiana
Opelika, Alabama	New Orleans, Louisiana
Tuscaloosa, Alabama	Goldsboro, North Carolina
Phoenix, Arizona	Jamestown, North Carolina
Tolleson, Arizona	Newton, North Carolina
Batesville, Arkansas	Morristown, Tennessee
Bradenton, Florida	Denton, Texas
Jacksonville, Florida	El Paso, Texas
Lakeland, Florida	Houston, Texas(2)
Miami, Florida	San Antonio, Texas
Atlanta, Georgia	Tyler, Texas
Savannah, Georgia	Lynchburg, Virginia
Thomasville, Georgia	Norfolk, Virginia
Villa Rica, Georgia	Bluefield, West Virginia
Baton Rouge, Louisiana
Warehouse Delivery
Montgomery, Alabama	Sykesville, Maryland (Leased)
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. Flowers asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. Flowers is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by Flowers in the case, however, Flowers denies these allegations and believes that the claims are without factual or legal bases.

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

No matters were submitted for a vote of the security holders in the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2008			FY 2007
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low

First	$26.53	$20.90	$0.125	$22.05	$17.55	$0.083
Second	$29.88	$24.99	$0.150	$23.71	$20.37	$0.125
Third	$32.68	$23.52	$0.150	$23.30	$18.30	$0.125
Fourth	$30.64	$22.28	$0.150	$25.05	$20.13	$0.125

On June 1, 2007, the Board of Directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007.

Holders

As of February 27, 2009, there were approximately 4,134 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
	Rights	Warrants and Rights	Column(a))
Plan Category	(a)	(b)	(c)
(Amounts in thousands, except per share data)

Equity compensation plans approved by security holders	2,975	$18.46	2,623
Equity compensation plans not approved by security holders	—	—	—

Total	2,975	$18.46	2,623

Under the company’s compensation plans, the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. See Note 17 of Notes to Consolidated Financial Statements for further information on stock-based compensation.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) among Flowers Foods common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meat Index, Standard & Poor’s SmallCap 600 Index and Standard & Poor’s MidCap 400 Index for the period January 2, 2004 through January 2, 2009, the last trading day of our 2008 fiscal year.

Comparison of Cumulative Five Year Total Return

	January 2,	January 1,	December 31,	December 30,	December 29,	January 3,
	2004	2005	2005	2006	2007	2009
FLOWERS FOODS INC	100.00	124.53	165.47	164.88	223.45	227.71
S&P 500 INDEX	100.00	111.23	116.69	135.12	143.53	92.64
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	120.37	110.75	129.03	132.87	117.63
S&P SMALLCAP 600 INDEX	100.00	122.45	131.85	151.79	152.44	105.69
S&P MIDCAP 400 INDEX	100.00	116.50	131.13	144.66	157.10	102.03

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meat Index, the S&P SmallCap 600 Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 2, 2004. Flowers Foods’ share price is also indexed to $100 at January 2, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On December 19, 2002 our Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the fourth quarter of fiscal 2008, the company did not repurchase any of its common stock.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2008, 2007, 2006, 2005, and 2004 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 53
	Weeks Ended	For the 52 Weeks Ended
	January 3, 2009	December 29, 2007	December 30, 2006		December 31, 2005	January 1, 2005
	(Amounts in thousands, except per share data)

Statement of Income Data:
Sales	$2,414,892	$2,036,674	$1,888,654		$1,715,869	$1,551,308
Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	122,307	98,115	78,135		65,762	56,029
Minority interest in variable interest entity	(3,074)	(3,500)	(3,255)		(2,904)	(1,769)
Income (loss) from discontinued operations, net of income tax	—	—	6,731		(1,627)	(3,486)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(568	)(1)	—	—
Net income	$119,233	$94,615	$81,043		$61,231	$50,774
Income from continuing operations before cumulative effect of a change in accounting principle per diluted common share	$1.28	$1.02	$0.81		$0.66	$0.53
Cash dividends per common share	$0.58	$0.46	$0.32		$0.25	$0.21
Balance Sheet Data:
Total assets	$1,353,244	$987,535	$906,590		$851,069	$875,648
Long-term debt	$263,879	$22,508	$79,126		$74,403	$22,578

(1)	Relates to the adoption on January 1, 2006 of SFAS 123(R).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments: DSD formerly referred to as Flowers Foods Bakeries Group, and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In August 2008, the company acquired ButterKrust in Lakeland, Florida, adding additional production capacity in the Florida market. Also in August 2008, the company acquired Holsum which operates two bakeries in the Phoenix, Arizona area and expands the company into new geographic markets. In November 2007, the company purchased property in Bardstown, Kentucky. In January 2008, the company began construction of a bakery facility on this property that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. The company expects that the facility will begin production in the spring of 2009. In February 2006, the company acquired Derst in Savannah, Georgia, adding markets in South Carolina, eastern Georgia and north Florida. In October 2005, the company purchased land and a building in Newton, North Carolina and converted the building into a bakery facility. This facility began producing buns in May 2006 and began producing bread in March of 2007.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2008 increased 18.6% from fiscal 2007. This increase was primarily due to favorable pricing and mix shifts, acquisitions and the 53rd week of the fiscal year. While the company expects sales to continue to grow, it cannot guarantee that the level of growth achieved in fiscal 2008 will continue.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be extremely volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 and then moderated in the second half of fiscal 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Revenue Recognition.  The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue. Independent distributors receive a discount equal to a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. If market conditions were to decline, the company may take actions to increase distributor discounts, possibly resulting in an incremental increase in selling, marketing and administrative expenses at the time the discount is offered.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). During 2001, there was a sharp increase in the use of scan-based trading. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS. The company believes it is a baked foods industry leader in PBS and utilizes this technology with a majority of its larger retail customers such as Wal-Mart, Winn-Dixie, Kroger and Food Lion. In fiscal 2008 the company recorded $651.5 million in sales through PBS. The company estimates that by the end of fiscal 2009, it will have approximately $730 million in PBS sales. See Note 2 of Notes to Consolidated Financial Statements of this Form 10-K for additional information on the significant accounting policies.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangibles.  The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were necessary for fiscal years 2007 or 2006. There was an impairment charge of $3.1 million recorded in fiscal 2008, as discussed below in Results of Operations.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier, projected revenue using a reasonable multiplier and a discounted cash flow model using a reasonable discount rate. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years ended January 3, 2009, December 29, 2007, or December 30, 2006.

In connection with acquisitions, the company has acquired trademarks, customer lists and non-compete agreements, which are intangible assets subject to amortization. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. Based on management’s evaluation, no impairment charges relating to intangible assets were necessary for the fiscal years ended January 3, 2009, December 29, 2007, or December 30, 2006.

The company also owns trademarks acquired in acquisitions that are intangible assets not subject to amortization. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the useful life is evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets were necessary for the fiscal years ended January 3, 2009, December 29, 2007, or December 30, 2006.

See Note 9 of Notes to Consolidated Financial Statements of this Form 10-K for further information relating to the company’s goodwill and other intangible assets.

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

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 21 of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.

Pension Obligations.  The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan portfolio, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. The company recorded pension income of $7.3 million for fiscal 2008. A quarter percentage point change in the discount rate would impact the company’s fiscal 2008 pension income by approximately $0.1 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return would impact the company’s fiscal 2008 pension income by approximately $0.8 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2008 pension obligations by approximately $9.6 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2008 pension obligations by approximately $9.3 million. The company expects pension costs of approximately $2.8 million for fiscal 2009.

The discount rate used by the company reflects rates at which pension benefits could be effectively settled. As permitted under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, the company looks to rates of return on high-quality fixed income investments to determine its discount rate. The company uses a cash flow matching technique to select the discount rate. The expected cash flows of each pension plan are matched to a yield curve based on Aa-graded bonds available in the marketplace at the measurement date. A present value is developed, which is then used to develop a single equivalent discount rate.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2009, as compared with the average annual return on the plan assets over the past 15 years of approximately 7.8% (net of investment expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% debt securities, 0-40% other diversifying strategies (including, but not limited to, absolute return funds), 0-25% real estate and 0-25% cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit investment management expense assumption and the return on assets rate reflects the long-term expected return, net of investment expenses.

The company determines the fair value of substantially all its plan assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the estimated average future lifetime of participants in the frozen pension plans. The total unrecognized gain as of the fiscal 2008 measurement date of December 31, 2007 for the pension plans the company sponsors was $5.2 million. The total unrecognized loss as of the fiscal 2009 measurement date of December 31, 2008 for the pension plans the company sponsors was $97.8 million. Amortization of this unrecognized loss during fiscal 2009 is expected to be approximately $2.7 million. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006. See Note 20 of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the company’s postretirement plans.

During fiscal 2008, fiscal 2007 and fiscal 2006, the company contributed $0.0 million, $1.0 million, and $14.0 million, respectively, to the defined benefit plans. Because of lower than expected asset returns during 2008, contributions in future years are expected to increase. During 2009, the company expects to contribute approximately $2.2 million to its pension plans. This amount represents estimated minimum pension contributions required under ERISA and the Pension Protection Act of 2006 (“PPA”) as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The amounts may also change due to additional regulatory guidance under the Act which is forthcoming. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA grants plan sponsors relief from certain funding requirements and benefit restrictions, and also provides some technical corrections to the PPA. One of the technical corrections allows the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company has not yet determined whether it will elect this option. If the company were to elect this option, contributions may be deferred to later years or reduced through market recovery. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the PPA. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

Reporting Periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 and fiscal 2006 consisted of 52 weeks. Fiscal 2009 will consist of 52 weeks.

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

During fiscal 2006, the company received insurance proceeds of $4.5 million relating to Hurricane Katrina. These proceeds consisted of business interruption incurred during the first two quarters of fiscal 2006 of $1.7 million, reimbursement for property damage of $2.4 million and $0.4 million for incremental transportation expense. Of the proceeds received, $1.0 million, $1.1 million and $2.4 million were allocated to materials, supplies, labor and other production costs, to selling, marketing and administrative expenses and to gain on insurance recovery, respectively. All claims relating to Hurricane Katrina have been closed.

Acquisitions.  On August 11, 2008, the company merged with Holsum. Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. As a result of the merger, the company has expanded into new geographic markets. The results of operations for Holsum are included in the DSD segment.

On August 4, 2008, the company acquired ButterKrust. ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. The company added additional production capacity in the Florida market with the acquisition. The results of operations for ButterKrust are included in the DSD segment.

On December 28, 2007, the company acquired certain assets of Key Mix Corporation (“Key Mix”) in Sykesville, Maryland. Key Mix produces a variety of mixes used in the baking industry. The results of operations for Key Mix are included in the warehouse delivery segment.

On February 18, 2006, the company acquired Derst, a Savannah, Georgia-based bakery. Derst produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida. The results of operations for Derst are included in the DSD segment.

Segments.  During the second quarter of fiscal 2008, the company’s Tucker, Georgia operation was transferred from the DSD segment to the warehouse delivery segment. Prior period information has been reclassified to reflect this change.

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below:

	For the 53	For the 52	For the 52
	Weeks Ended	Weeks Ended	Weeks Ended
	January 3, 2009	December 29, 2007	December 30, 2006

Sales	100.00%	100.00%	100.00%
Gross margin	47.66	48.98	49.72
Selling, marketing, and administrative expenses	37.05	38.68	40.21
Depreciation and amortization	3.04	3.24	3.40
Gain on sale	(0.10)	—	—
Asset impairment	0.13	—	—
Gain on insurance recovery	(0.03)	(0.05)	(0.16)
Net interest income	(0.30)	(0.41)	(0.26)
Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	7.87	7.52	6.53
Income tax expense	2.80	2.70	2.40
Minority interest in variable interest entity	(0.13)	(0.17)	(0.17)
Income from discontinued operations	—	—	0.36
Cumulative effect of a change in accounting principle	—	—	(0.03)
Net income	4.94%	4.65%	4.29%

Fifty-Three Weeks Ended January 3, 2009 Compared to Fifty-Two Weeks Ended December 29, 2007

Consolidated Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,277,113	52.9%	$1,070,524	52.6%	19.3%
Store Branded Retail	355,290	14.7	266,671	13.1	33.2%
Foodservice and Other	782,489	32.4	699,479	34.3	11.9%

Total	$2,414,892	100.0%	$2,036,674	100.0%	18.6%

The 18.6% increase in sales was attributable to favorable pricing and mix shifts of 10.6% and increased volume of 8.0%. The 8.0% increase in volume resulted from the August 2008 acquisitions of Holsum and ButterKrust, which contributed 5.0%, the additional week 53 which contributed 2.0% and other volume increases of 1.0%. The increase in branded retail sales was due to favorable pricing and mix shifts and volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to volume increases, primarily as a result of the product mix of the acquisitions consummated during fiscal 2008, and, to a lesser extent, favorable pricing and mix shifts. The increase in foodservice and other sales was primarily due to favorable pricing and mix shifts, partially offset by unit volume declines.

DSD Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,164,269	58.2%	$974,941	59.1%	19.4%
Store Branded Retail	303,224	15.2	222,172	13.5	36.5%
Foodservice and Other	531,800	26.6	451,979	27.4	17.7%

Total	$1,999,293	100.0%	$1,649,092	100.0%	21.2%

The 21.2% increase in sales was attributable to favorable price and mix shifts of 10.5% and volume increases of 10.7%. The Holsum and ButterKrust acquisitions contributed 6.2% of the total volume increase, the additional fiscal week 53 contributed 2.0%, and other volume increased 2.5%. The increase in branded retail sales was due to favorable price and mix shifts and, to a lesser extent, volume increases. Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to volume increases, primarily as a result of the product mix of the acquisitions consummated during fiscal 2008, and, to a lesser extent, favorable pricing/mix shifts. The increase in foodservice and other sales was due to favorable pricing/mix and, to a lesser extent, volume increases.

Warehouse Delivery Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$112,844	27.2%	$95,583	24.7%	18.1%
Store Branded Retail	52,066	12.5	44,499	11.5	17.0%
Foodservice and Other	250,689	60.3	247,500	63.8	1.3%

Total	$415,599	100.0%	$387,582	100.0%	7.2%

The 7.2% increase in sales was attributable to favorable pricing/mix shifts of 7.1% and volume increases of 0.1%. The additional fiscal week 53 contributed 2.0% of the total volume increase. The increase in branded retail sales was primarily the result of volume increases. The increase in store branded retail sales was primarily due to volume increases and, to a lesser extent, favorable pricing and mix shifts. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  Gross margin for the fiscal year ended January 3, 2009 was $1,150.9 million, or 15.4% higher than gross margin reported for fiscal year 2007 of $997.7 million. As a percent of sales, gross margin was 47.7% as compared to 49.0% in the prior year. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by improved manufacturing efficiency, and lower packaging and labor costs as a percent of sales. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be extremely volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 and then moderated in the second half of fiscal 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment’s gross margin decreased to 51.9% of sales for the fiscal year ended January 3, 2009, compared to 53.6% of sales for the prior year. This decrease as a percent of sales was primarily due to higher ingredient costs, partially offset by sales gains, improved manufacturing efficiency and lower labor costs as a percent of sales.

The warehouse delivery segment’s gross margin decreased to 27.3% of sales for fiscal 2008, compared to 29.5% of sales for fiscal 2007. This decrease as a percent of sales was primarily a result of higher ingredient costs and costs related to the closure of the Atlanta plant, as discussed below, partially offset by lower packaging, labor, freezer storage/rent and scrap costs, as well as improved manufacturing efficiencies.

Selling, Marketing and Administrative Expenses.  For fiscal 2008, selling, marketing and administrative expenses were $894.8 million, or 37.1% of sales as compared to $787.8 million, or 38.7% of sales reported for fiscal 2007. This decrease as a percent of sales was due to sales gains and lower distribution, labor, and advertising costs as a percent of sales, partially offset by increased distributor discounts and fuel costs. The improvement in labor and distribution expense was primarily the result of higher sales and lower employee stock-based compensation expense, partially offset by higher fuel costs. Stock-based compensation expense decreased $4.6 million year over year as the result of a 35.5% increase in the company’s stock price during fiscal 2007 compared to a 1.9% increase during fiscal 2008, which decreased the company’s stock appreciation rights expense in fiscal 2008 compared to fiscal 2007. The vesting of a stock appreciation rights award during fiscal 2007 also contributed to this decrease. See Note 17 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s stock-based compensation.

The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. DSD’s selling, marketing and administrative expenses were $792.4 million, or 39.6% of sales during fiscal 2008, as compared to $684.8 million, or 41.5% of sales during fiscal 2007. The decrease as a percent of sales was primarily due to sales increases and lower labor, distribution, advertising, and stock-based compensation costs as a percent of sales, partially offset by higher distributor discounts and fuel costs.

The warehouse delivery segment’s selling, marketing and administrative expenses were $74.4 million, or 17.9% of sales for the fiscal year ended January 3, 2009, as compared to $74.4 million, or 19.2% of sales during fiscal 2007. This decrease as a percent of sales was primarily attributable to higher scrap income and lower distribution and advertising costs as a percent of sales.

Depreciation and Amortization.  Depreciation and amortization expense was $73.3 million for fiscal 2008, an increase of 10.9% from fiscal 2007, which was $66.1 million.

The DSD segment’s depreciation and amortization expense increased to $57.4 million for fiscal 2008 from $52.2 million for fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2008 and the assets acquired in the Holsum and ButterKrust acquisitions. Amortization of intangible assets associated with the acquisitions also contributed to the increase.

The warehouse delivery segment’s depreciation and amortization expense was $15.5 million for fiscal 2008 as compared to $14.0 million for fiscal 2007. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2008.

Gain on Sale of Assets.  During the second quarter of fiscal 2008, the company completed the sale and closure of a plant facility in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. Costs of $0.3 million is included in selling, marketing and administrative expenses relating to the sale and closure.

Asset Impairment.  During the fourth quarter of fiscal 2008, the company recorded a $3.1 million asset impairment charge related to two previously closed facilities and one bakery that was closed in the fourth quarter to take advantage of more efficient and better located production capacity provided by the recent acquisitions of Holsum and ButterKrust.

Gain on Insurance Recovery.  During fiscal 2007, the company recorded a gain of $0.9 million related to insurance proceeds in excess of the net book value of certain equipment destroyed by fire at its Opelika, Alabama production facility, and a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to the Lynchburg location was received during fiscal 2008. The payment closed the claim.

Net Interest Income.  For fiscal 2008, net interest income was $7.3 million, a decrease of $1.1 million from fiscal 2007, which was $8.4 million. The decrease was related to higher interest expense due to a higher average debt outstanding under the company’s credit facility and the term loan used to complete the Holsum and ButterKrust acquisitions. This was partially offset by interest income as a result of an increase in independent distributors’ notes receivable.

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle.  Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle for fiscal 2008 was $190.1 million, an increase of $37.0 million from the $153.1 million reported for fiscal 2007.

The $37.0 million increase was primarily the result of improvements in the operating results of DSD of $38.2 million and a decrease in unallocated corporate expenses of $0.3 million, offset by a decrease in warehouse delivery operating results of $0.4 million, and a decrease in net interest income of $1.1 million. The increase at DSD was primarily attributable to higher sales and lower stock-based compensation as discussed above. The decrease at warehouse delivery was primarily a result of higher ingredient costs partially offset by lower labor and distribution costs. The decrease in unallocated corporate expenses was primarily due to lower stock-based compensation. See Net Interest Income above for a discussion of the decrease in this area.

Income Taxes.  The effective tax rate for fiscal 2008 was 35.6% compared to 35.9% in the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

Minority Interest.  Minority interest represents all the earnings of the company’s variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 14 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE.

Fifty-Two Weeks Ended December 29, 2007 Compared to Fifty-Two Weeks Ended December 30, 2006

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,070,524	52.6%	$983,105	52.1%	8.9%
Store Branded Retail	266,671	13.1	242,331	12.8	10.0%
Foodservice and Other	699,479	34.3	663,218	35.1	5.5%

Total	$2,036,674	100.0%	$1,888,654	100.0%	7.8%

The 7.8% increase in sales was attributable to favorable pricing and mix shifts of 7.5% and increased volume of 0.3%. The 0.3% increase in volume resulted from the February 2006 acquisition of Derst. The increase in branded retail sales was due primarily to increases in pricing and, to a lesser extent, volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to price increases, and to a lesser extent, volume increases. The increase in foodservice and other sales was primarily due to price increases, partially offset by unit volume declines.

DSD Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$974,941	59.1%	$887,838	58.7%	9.8%
Store Branded Retail	222,172	13.5	197,157	13.0	12.7%
Foodservice and Other	451,979	27.4	427,728	28.3	5.7%

Total	$1,649,092	100.0%	$1,512,723	100.0%	9.0%

The 9.0% increase in sales was attributable to favorable pricing and mix shifts of 6.5% and volume increases of 2.5%. The Derst acquisition contributed 0.5% of the total increase. The increase in branded retail sales was due to price increases and, to a lesser extent, volume increases. Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to favorable pricing and volume increases. The increase in foodservice and other sales was due to price increases and, to a lesser extent, volume increases.

Warehouse Delivery Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	December 29, 2007		December 30, 2006		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$95,583	24.7%	$95,267	25.3%	0.3%
Store Branded Retail	44,499	11.5	45,174	12.0	(1.5)%
Foodservice and Other	247,500	63.8	235,490	62.7	5.1%

Total	$387,582	100.0%	$375,931	100.0%	3.1%

The 3.1% increase in sales was attributable to favorable pricing and mix shifts of 7.7%, partially offset by volume declines of 4.6%. The slight increase in branded retail sales was primarily the result of volume increases. The decrease in store branded retail sales was primarily due to a shift in product mix from branded products to foodservice items, partially offset by price increases. The increase in foodservice and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  Gross margin for the fiscal year ended December 29, 2007 was $997.7 million, or 6.2% higher than gross margin reported for fiscal year 2006 of $939.0 million. As a percent of sales, gross margin was 49.0% as compared to 49.7% in the prior year. This decrease as a percent of sales was primarily due to significantly higher ingredient costs, partially offset by sales gains, lower packaging and labor costs as a percent of sales and start-up costs in the prior year relating to three new production lines. The significantly higher ingredient costs were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be extremely volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 and then moderated in the second half of fiscal 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment gross margin decreased to 53.6% of sales for the fiscal year ended December 29, 2007, compared to 54.5% of sales for the prior year. This decrease as a percent of sales was primarily due to higher ingredient costs and increased rent expense, partially offset by sales gains and the start-up costs in the prior year related to three new production lines.

The warehouse delivery segment gross margin decreased to 29.5% of sales for fiscal 2007, compared to 30.6% of sales for fiscal 2006. This decrease as a percent of sales was primarily a result of higher ingredient costs and product mix shifts, partially offset by lower packaging and labor costs.

Selling, Marketing and Administrative Expenses.  For fiscal 2007, selling, marketing and administrative expenses were $787.8 million, or 38.7% of sales as compared to $759.4 million, or 40.2% of sales reported for fiscal 2006. This decrease as a percent of sales was due to increased sales, higher pension income and lower distribution and labor costs as a percent of sales, partially offset by increased stock-based compensation expense. Pension income increased as a result of improved investment performance and contributions made by the company. The improvement in distribution expense was primarily the result of higher costs in the first quarter of fiscal 2006 relating to the transition to a new centralized distribution center in the warehouse delivery segment and increased capacity at DSD closer to certain of the company’s markets therefore, it was not necessary for product to be shipped from great distances. Stock-based compensation expense increased $6.6 million year over year as the result of a 26.5% increase in the company’s stock price during the first two quarters of fiscal 2007, which affected the company’s stock appreciation rights expense (the company’s employee stock appreciation rights vested at the beginning of the third quarter of fiscal 2007), and the issuance of new stock option and restricted stock awards during the first quarter of fiscal 2007. See Note 17 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s stock-based compensation.

The DSD segment selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. DSD selling, marketing and administrative expenses were $684.8 million, or 41.5% of sales during fiscal 2007, as compared to $651.0 million, or 43.0% of sales during fiscal 2006. The decrease as a percent of sales was primarily due to sales increases and lower labor and distribution costs as a percent of sales, partially offset by increased stock-based compensation expense of $2.2 million discussed above.

The warehouse delivery segment selling, marketing and administrative expenses were $74.4 million, or 19.2% of sales for the fiscal year ended December 29, 2007, as compared to $81.9 million, or 21.8% of sales during fiscal 2006. This decrease as a percent of sales was primarily attributable to higher sales and lower labor and distribution costs. The decrease in distribution costs was the result of costs incurred in fiscal 2006 associated with the transition to a new centralized distribution center.

Depreciation and Amortization.  Depreciation and amortization expense was $66.1 million for fiscal 2007, an increase of 2.9% from fiscal 2006, which was $64.3 million.

The DSD segment depreciation and amortization expense increased to $52.2 million for fiscal 2007 from $50.4 million for fiscal 2006. This increase was primarily the result of increased depreciation expense due to capital expenditures placed in service during fiscal 2007.

The warehouse delivery segment depreciation and amortization expense was $14.0 million for fiscal 2007 as compared to $14.1 million for fiscal 2006. During fiscal 2007, a trademark acquired in a fiscal 2003 acquisition became fully amortized.

Gain on Insurance Recovery.  During fiscal 2007, the company recorded a gain of $0.9 million related to insurance proceeds in excess of the net book value of certain equipment destroyed by fire at its Opelika, Alabama production facility, and a distribution facility destroyed by fire at its Lynchburg, Virginia location.

As discussed above, during fiscal 2006, the company received insurance proceeds of $4.5 million relating to damage incurred as a result of Hurricane Katrina during the third quarter of fiscal 2005. Included in this reimbursement were proceeds of $2.4 million in excess of net book value of property damaged during the hurricane. During the first quarter of fiscal 2006, certain equipment was destroyed by fire at the company’s Montgomery, Alabama production facility (a part of the warehouse delivery segment). Property damage insurance proceeds of $1.1 million were received during the first quarter of fiscal 2006 under the company’s insurance policy. The net book value of the equipment at the time of the fire was $0.4 million, resulting in a gain of $0.7 million.

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

The improvement was primarily the result of improvements in the operating results of DSD and the warehouse delivery segment of $22.1 million and $6.4 million, respectively, offset by an increase in unallocated corporate expenses of $2.3 million. Also contributing to the increase was an increase in net interest income of $3.5 million. The increase at DSD was primarily attributable to higher sales, start-up costs incurred during the prior year as discussed above and lower distribution expenses as a result of increased capacity closer to certain of the company’s markets as discussed above. The increase in the warehouse delivery segment was primarily a result of higher sales, decreased packaging costs and lower distribution costs as a result of the transition in the first quarter of fiscal 2006 to a new centralized distribution center. The increase in unallocated corporate expenses was primarily due to higher stock-based compensation expense, partially offset by higher pension income. See Net Interest Income above for a discussion of the increase in this area.

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

Minority Interest.  Minority interest represents all the earnings of the company’s VIE under the consolidation provisions of FIN 46. All the earnings of the VIE are eliminated through minority interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 14 of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 13 of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Flowers Foods’ cash and cash equivalents was unchanged at $20.0 million at January 3, 2009 as compared to December 29, 2007. The unchanged cash and cash equivalents were derived from the net of $94.9 million provided by operating activities, $260.8 million disbursed for investing activities and $165.9 million provided by financing activities.

Included in cash and cash equivalents at January 3, 2009 and December 29, 2007 was $5.6 million and $6.0 million, respectively, related to the company’s VIE, which is not available for use by the company.

Cash Flows Provided by Operating Activities.  Net cash of $94.9 million provided by operating activities consisted primarily of $119.2 million in net income adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$73,312
Stock-based compensation	10,594
Gain on sale of assets	(2,306)
Asset impairment	3,108
Deferred income taxes	2,814
Provision for inventory obsolescence	1,121
Allowances for accounts receivable	640
Minority interest in variable interest entity	3,074
Other	(2,472)

Total	$89,885

Cash used for working capital and other activities was $114.2 million. As of January 3, 2009, the company had $17.5 million recorded in other current assets representing collateral for hedged positions. As of December 29, 2007 there was $19.4 million recorded in other accrued liabilities for collateral for hedged positions. The cash associated with these positions is included in working capital and other activities.

In fiscal 2008, there were no required pension contributions under the minimum funding requirements of ERISA. Because of lower than expected asset returns during 2008, contributions in future years are expected to increase. During 2009, the company expects to contribute approximately $2.2 million to the pension plans. This amount represents the estimated minimum pension contribution required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the lease, the company may either develop, on behalf of the lessor, distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back.

The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended December 29, 2007, the company entered into approximately $26.9 million of operating lease commitments under the lease. During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the lease. Under the current commitments, the lease payments will aggregate to approximately $30.0 million during fiscal 2009 through fiscal 2013.

During the first quarter of fiscal 2009, the company estimates payments totaling $26.0 million relating to its formula driven, performance-based bonus program.

Cash Flows Disbursed for Investing Activities.  Net cash disbursed for investing activities for fiscal 2008 of $260.8 million included capital expenditures of $86.9 million. Cash used for acquisitions, net of cash acquired, was $90.1 million and $80.0 million, respectively, for ButterKrust and Holsum during the third quarter of fiscal 2008. Capital expenditures at DSD and warehouse delivery were $71.4 million and $12.2 million, respectively. The company estimates capital expenditures of approximately $75.0 million to $85.0 million during fiscal 2009. Included in the estimated capital expenditures for fiscal 2009 is approximately $6.1 million relating to the building of a 200,000-square-foot bakery facility in Bardstown, Kentucky. This facility will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. Construction began in January 2008 and it is expected that the bakery will open with one production line in the spring of 2009, with a second production line to be added at a later date. The production machinery and equipment for this facility will be leased under operating leases.

Cash Flows Provided by Financing Activities.  Net cash provided by financing activities of $165.9 million during fiscal 2008 consisted primarily of proceeds from net debt borrowings of $252.6 million and proceeds of $2.7 million from the exercise of stock options, partially offset by dividends paid of $53.2 million and stock repurchases of $44.1 million.

Credit Facility.  The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of January 3, 2009 and December 29, 2007, the company was in compliance with all restrictive financial covenants under its credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from

0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $110.0 million in outstanding borrowings under the credit facility at January 3, 2009 and no outstanding borrowings under the credit facility at December 29, 2007.

Term Loan.  On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of January 3, 2009, the amount outstanding under the term loan was $146.3 million.

Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which is being amortized over the life of the term loan.

Credit Rating.  Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard and Poor’s, are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.

Stock Repurchase Plan.  On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 3, 2009, 20.9 million shares at a cost of $324.5 million have been purchased under this plan. Included in these amounts are 1.7 million shares at a cost of $44.1 million purchased during fiscal 2008.

Income Taxes.  Federal and state tax payments totaled $65.5 million, $47.2 million and $41.9 million during fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and were funded with cash flows from operations. During fiscal 2006, the company received a $10.5 million federal income tax refund.

Distributor Arrangements.  The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor within the six-month period following the sale of a territory to the independent distributor; beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.9 million as of January 3, 2009 and December 29, 2007, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor that is to be resold, company employees operate the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $106.8 million and $99.5 million as of January 3, 2009 and December 29, 2007, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $8.0 million and $12.4 million as of January 3, 2009 and December 29, 2007, respectively, of territories held for sale.

A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, through their respective terms, approximately $1.2 million in leases at January 3, 2009 that certain independent distributors have entered into with third party financial institutions. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company operates the truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 3, 2009 and December 29, 2007, the company operated 202 and 284 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at January 3, 2009 and December 29, 2007, the maximum obligation associated with these truck leases was approximately $5.8 million and $9.7 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.  At January 3, 2009 and December 29, 2007, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.  During the fourth quarter of fiscal 2008, participants in the company’s Executive Deferred Compensation Plan (the “EDCP”) were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares of our common stock equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, equally up to 60 quarters, or separation from service from the company. This non-cash transaction reduced other long-term liabilities and increased additional paid in capital by $1.1 million.

Contractual Obligations and Commitments.  The following table summarizes the company’s contractual obligations and commitments at January 3, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
					2013 and
	2009	2010	2011	2012	Thereafter

Contractual Obligations:
Long-term debt(1)	$16,279	$18,588	$25,004	$149,614	$51,954
Capital leases	6,259	6,432	4,883	3,031	4,373
Interest on capital leases	1,286	890	847	548	365
Non-cancelable operating lease obligations(2)	40,708	34,510	27,110	24,547	102,536
Deferred compensation plan obligations(3)	733	—	—	—	5,726
Purchase obligations(4)	118,460	—	—	—	—

Total contractual cash obligations	$183,725	$60,420	$57,844	$177,740	$164,954

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
					2013 and
	2009	2010	2011	2012	Thereafter

Commitments:
Standby letters of credit(5)	$10,798	$—	$—	$—	$—
Truck lease guarantees	7	175	112	522	337

Total commitments	$10,805	$175	$112	$522	$337

(1)	Interest rates are variable, therefore expected interest payments are not included in the above information.

(2)	Does not include lease payments expected to be incurred in fiscal year 2009 related to distributor vehicles and other short-term or cancelable operating leases.

(3)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the plan.

(4)	Represents the company’s various ingredient and packaging purchasing agreements, which meet the normal purchases exception under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”).

(5)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 3, 2009. Such amounts are not recorded on the Consolidated Balance Sheets, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 119, net liability of $4.3 million related to uncertain tax positions. Details regarding this liability are presented in Note 21 of Notes to Consolidated Financial Statements of this Form 10-K.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. In fiscal 2009, the company’s minority interest in a Variable Interest Entity will be included in the consolidated statement of financial position within equity.

In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company is currently assessing the impact of FSP 157-2 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS 161. The adoption of SFAS 161 is not expected to have an impact on the company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the company.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company has assessed the impact of the adoption of FSP 03-6-1 and believes it will not have a material effect on its results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 3, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(21.0) million. Of this fair value, $(8.7) million is based on quoted market prices and $(12.3) million is based on models and other valuation methods. $(20.6) million and $(0.4)million of this fair value relates to instruments that will be utilized in fiscal 2009 and fiscal 2010, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 3, 2009, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $12.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

Interest Rate Risk

On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of January 3, 2009, the fair value of these interest rate swaps was $(9.4) million. All of this fair value is based on valuation models and $(4.3) million, $(2.6) million, $(1.5) million, $(0.8) million and $(0.2) million of this fair value is related to instruments expiring in 2009 through 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of January 3, 2009, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $1.0 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”).

Based upon that evaluation, our CEO, CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of January 3, 2009. The company has excluded ButterKrust and Holsum from it’s assessment of internal control over financial reporting as of January 3, 2009 because both were acquired by the company in a purchase business combination in August 2008. Holsum and ButterKrust are wholly-owned subsidiaries whose total assets and aggregate revenues represent 8.2% and 4.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2009.

The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and committees of the Board of Directors”, “Corporate Governance-Relationships Among Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to May 3, 2009 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 12, 2008 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Corporate Governance - Determination of Independence” and “Transactions with Management and Others” in the proxy.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2008 and Fiscal 2007 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this report.

1.  Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006.

Consolidated Balance Sheets at January 3, 2009 and December 29, 2007.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006.

Consolidated Statements of Cash Flows for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006.

3.  Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No			Name of Exhibit

4.3		—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).
10.1		—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.2		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).
10.3		—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.4		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.5		—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 27, 2008, File No. 1-16247).
10.6		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.7		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
*10	.8	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.9		—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.10		—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.11		—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).
10.12		—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.13		—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).
10.14		—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).
10.15		—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).
10.16		—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).
10.17		—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

Exhibit
No			Name of Exhibit

10.18		—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247)
10.19		—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).
10.20		—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).
10.21		—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).
10.22		—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).
*10	.23	—	Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10	.24	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10	.25	—	Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc.
*21		—	Subsidiaries of Flowers Foods, Inc.
*23		—	Consent of PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended January 3, 2009.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March, 2009.

FLOWERS FOODS, INC.

/s/  GEORGE E. DEESE
George E. Deese
Chairman of the Board, President and
Chief Executive Officer

/s/  R. STEVE KINSEY
R. Steve Kinsey
Executive Vice President and
Chief Financial Officer

/s/  KARYL H. LAUDER
Karyl H. Lauder
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Flowers Foods, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board, President and Chief Executive Officer	March 4, 2009

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	March 4, 2009

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	March 4, 2009

/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 4, 2009

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 4, 2009

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	March 4, 2009

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	March 4, 2009

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 4, 2009

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	March 4, 2009

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 4, 2009

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	March 4, 2009

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 4, 2009

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 4, 2009

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006	F-3
Consolidated Balance Sheets at January 3, 2009 and December 29, 2007	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006
F-5
Consolidated Statements of Cash Flows for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at January 3, 2009 and December 29, 2007 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 20 to the consolidated financial statements, the company changed the date that it measures plan assets and obligations for its defined benefit and postretirement plans in 2007 and the manner in which it accounts for its defined benefit and postretirement plans effective December 30, 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded ButterKrust Bakery and Holsum Bakery, Inc. from its assessment of internal control over financial reporting as of January 3, 2009 because both were acquired by the Company in a purchase business combination in August 2008. We have also excluded ButterKrust Bakery and Holsum Bakery, Inc. from our audit of internal control over financial reporting. ButterKrust Bakery and Holsum Bakery, Inc. are wholly-owned subsidiaries whose aggregate total assets and aggregate total revenues represent 8.2% and 4.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2009.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 4, 2009

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the
	53 Weeks Ended	For the 52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands, except per share data)

Sales	$2,414,892	$2,036,674	$1,888,654
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,263,962	1,039,011	949,612
Selling, marketing and administrative expenses	894,800	787,821	759,387
Depreciation and amortization	73,312	66,094	64,250
Gain on sale of assets	(2,306)	—	—
Asset impairment	3,108	—	—
Gain on insurance recovery	(686)	(933)	(3,088)

Income from operations	182,702	144,681	118,493
Interest expense	6,137	3,450	4,923
Interest income	(13,486)	(11,854)	(9,869)

Income from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	190,051	153,085	123,439
Income tax expense	67,744	54,970	45,304

Income from continuing operations before minority interest and cumulative effect of a change in accounting principle	122,307	98,115	78,135
Minority interest in variable interest entity	(3,074)	(3,500)	(3,255)

Income from continuing operations before cumulative effect of a change in accounting principle	119,233	94,615	74,880
Income from discontinued operations, net of income tax benefit of $4,731	—	—	6,731
Cumulative effect of a change in accounting principle, net of income tax benefit of $362	—	—	(568)

Net income	$119,233	$94,615	$81,043

Net Income Per Common Share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.30	$1.04	$0.82
Income from discontinued operations, net of income tax	—	—	0.08
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.01)

Net income per share	$1.30	$1.04	$0.89

Weighted average shares outstanding	92,016	90,970	91,233

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$1.28	$1.02	$0.81
Income from discontinued operations, net of income tax	—	—	0.08
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.01)

Net income per share	$1.28	$1.02	$0.88

Weighted average shares outstanding	93,036	92,368	92,600

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3, 2009	December 29, 2007
	(Amounts in thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$19,964	$19,978

Accounts and notes receivable, net	178,077	137,682

Inventories, net:
Raw materials	18,032	14,257
Packaging materials	12,162	10,809
Finished goods	23,984	22,271

	54,178	47,337

Spare parts and supplies	32,541	28,574

Deferred income taxes	38,745	1,863

Other	28,738	33,800

	352,243	269,234

Property, Plant and Equipment:
Land	61,355	44,826
Buildings	305,472	280,806
Machinery and equipment	694,875	612,983
Furniture, fixtures and transportation equipment	94,762	87,870
Construction in progress	32,663	16,997

	1,189,127	1,043,482
Less: accumulated depreciation	(601,931)	(556,960)

	587,196	486,522

Notes Receivable	94,652	88,469

Assets Held for Sale — Distributor Routes	7,995	12,396

Other Assets	4,830	32,525

Goodwill	200,035	76,338

Other Intangible Assets, net	106,293	22,051

	$1,353,244	$987,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$22,538	$6,920
Accounts payable	116,818	98,302
Other accrued liabilities	125,713	108,423

	265,069	213,645

Long-Term Debt and Capital Leases	263,879	22,508

Other Liabilities:
Post-retirement/post-employment obligations	78,897	—
Deferred income taxes	55,510	50,974
Other	45,835	36,391

	180,242	87,365

Minority Interest in Variable Interest Entity	9,335	7,802

Commitments and Contingencies (Note 22)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued Preferred Stock — $.01 par value, authorized 900,000 shares and none issued Common Stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock 8,913,142 shares and 9,755,350 shares, respectively	(157,799)	(154,801)
Capital in excess of par value	524,383	484,472
Retained earnings	369,397	303,386
Accumulated other comprehensive (loss) income	(102,279)	22,141

	634,719	656,215

	$1,353,244	$987,535

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME

						Accumulated
		Common Stock		Capital		Other
	Comprehensive	Number of		in Excess		Comprehensive	Treasury Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Unearned
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Compensation	Total
	(Amounts in thousands, except share data)

Balances at December 31, 2005		67,775,496	$678	$474,708	$198,567	$(11,937)	(7,457,637)	$(148,747)	$(898)	$512,371
Reclassification due to change in accounting principle (See Note 17)				(898)					898	—
Cumulative effect of change in accounting principle (See Note 20)						(9,630)				(9,630)
Net income	$81,043				81,043					81,043
Derivative instruments	(878)					(878)				(878)
Reduction in minimum pension liability	14,225					14,225				14,225

Comprehensive income	$94,390

Stock repurchases							(2,326,300)	(63,617)		(63,617)
Exercise of stock options (includes income tax benefits of $8,529)				(5,572)			998,330	20,459		14,887
Issuance and vesting of restricted stock awards (includes income tax benefits of $86)				(3,160)			161,340	3,251		91
Reversion of restricted stock award				13			(600)	(13)		—
Restricted stock award compensation				3,015						3,015
Stock option compensation				3,950						3,950
Stock issued for acquisition				10,101			1,300,002	26,299		36,400
Dividends paid — $0.317 per common share					(28,994)					(28,994)

Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$0	$562,863
Cumulative effect of a change in accounting principle — FIN 48 (Note 21)					(382)					(382)
Cumulative effect of a change in accounting principle — SFAS 158 (Note 20)					657	5,036				5,693
Net income	$94,615				94,615					94,615
Derivative instruments	18,107					18,107				18,107
Amortization of prior service costs						204				204
Reduction in minimum pension liability	7,014					7,014				7,014

Comprehensive income	$119,736

Adjustment for 3-for-2 stock split (Note 16)		33,884,428	339	(339)			(3,425,133)			—
Exercise of stock options (includes income tax benefits of $11,211)				(4,271)			2,344,968	37,567		33,296
Issuance of restricted stock award				(3,312)			149,400	3,312		—
Restricted/deferred stock compensation				5,605						5,605
Stock option compensation				4,568						4,568
Restricted stock award reversion				16			(1,050)	(16)		—
Income tax benefit of restricted stock award vesting				48						48
Stock repurchases							(1,498,670)	(33,296)		(33,296)
Dividends paid — $0.458 per common share					(42,120)					(42,120)

Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$0	$656,215
Net income	$119,233				119,233					119,233
Derivative instruments	(60,320)					(60,320)				(60,320)
Amortization of prior service costs						204				204
Increase in minimum pension liability	(64,304)					(64,304)				(64,304)

Comprehensive loss	$(5,391)

Stock repurchases							(1,720,148)	(44,072)		(44,072)
Exercise of stock options				(1,947)			289,775	4,626		2,679
Issuance of restricted stock awards				(3,984)			249,880	3,984		—
Issuance of deferred stock awards				(386)			24,045	386		—
Amortization of deferred and restricted stock awards				6,158						6,158
Stock option compensation				4,408						4,408
Income tax benefits related to share-based payments				2,229						2,229
Conversion of deferred compensation (Note 13)				1,134						1,134
Issuance for acquisitions				32,299			1,998,656	32,078		64,377
Dividends paid — $0.575 per common share					(53,222)					(53,222)

Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$0	$634,719

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	53 Weeks Ended	For the 52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Cash flows provided by (disbursed for) operating activities:
Net income	$119,233	$94,615	$81,043
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expenses related to discontinued operations	—	—	(5,509)
Cumulative effect of a change in accounting principle	—	—	930
Depreciation and amortization	73,312	66,094	64,250
Stock based compensation	10,594	15,151	8,595
Gain on sale of assets	(2,306)	—	—
Asset impairment	3,108	—	—
Deferred income taxes	2,814	(6,075)	(11,644)
Provision for inventory obsolescence	1,121	553	910
Allowances for accounts receivable	640	812	717
Reserve for hedging counterparty receivable (See Note 11)	—	—	229
Minority interest in variable interest entity	3,074	3,500	3,255
Other	(2,472)	(1,327)	(731)
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(22,340)	(5,036)	(7,314)
Inventories, net	(4,242)	(3,612)	(844)
Other assets	(52,058)	28,381	20,580
Pension obligations	—	(1,000)	(14,000)
Accounts payable and other accrued liabilities	(35,606)	22,542	10,809

Net cash provided by operating activities	94,872	214,598	151,276

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(86,861)	(88,125)	(61,792)
Increase of notes receivable, net	(7,279)	(15,211)	(4,955)
Acquisition of businesses, net of cash acquired	(170,077)	(1,515)	(887)
Other	3,420	1,983	(4,082)

Net cash disbursed for investing activities	(260,797)	(102,868)	(71,716)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(53,222)	(42,120)	(28,994)
Exercise of stock options	2,679	22,087	6,363
Excess windfall tax benefit related to stock awards	1,976	9,288	8,615
Payment of financing fees	(788)	(320)	(391)
Stock repurchases	(44,072)	(33,296)	(63,617)
Change in book overdraft.	6,702	(4,201)	(3,212)
Proceeds from credit facility borrowings	645,250	146,500	347,400
Debt and capital lease obligation payments	(392,614)	(203,604)	(342,811)

Net cash provided by (disbursed for) financing activities	165,911	(105,666)	(76,647)

Net (decrease) increase in cash and cash equivalents	(14)	6,064	2,913
Cash and cash equivalents at beginning of period	19,978	13,914	11,001

Cash and cash equivalents at end of period	$19,964	$19,978	$13,914

Schedule of non cash investing and financing activities:
Stock issued for acquisitions	$64,377	$—	$36,400
Conversion of deferred compensation to common stock equivalent units	$1,134	$—	$—
Capital lease obligations	$1,804	$2,378	$6,349
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,029	$2,792	$4,559
Income taxes paid, net of refunds of $252, $189 and $10,533, respectively	$65,255	$46,972	$31,385

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.  Flowers Foods is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD”), formerly referred to as Flowers Foods Bakeries Group, and warehouse delivery, formerly referred to as Flowers Foods Specialty Group. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

Sale of Mrs. Smith’s Bakeries Frozen Dessert Business.  On April 24, 2003, the company completed the sale of substantially all the assets of its Mrs. Smith’s Bakeries, LLC (“Mrs. Smith’s Bakeries”) frozen dessert business to The Schwan Food Company (“Schwan”). The company retained the frozen bread and roll portion of the Mrs. Smith’s Bakeries business. The frozen dessert business of Mrs. Smith’s Bakeries is reported as a discontinued operation. For further information, see Note 6 below.

Stock Split.  On June 1, 2007, the Board of Directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Flowers Foods and its wholly-owned subsidiaries. The company maintains a transportation agreement with a thinly capitalized entity. The company is the primary beneficiary of this entity, and, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”), Consolidation of Variable Interest Entities, the company consolidates this entity in its Consolidated Financial Statements. For further information, see Note 14 below. Intercompany transactions and balances are eliminated in consolidation.

Fiscal Year End.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 and fiscal 2006 consisted of 52 weeks. Fiscal 2009 will consist of 52 weeks.

Revenue Recognition.  Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, marketing and administrative expenses. Independent distributors do not pay royalty or royalty-related fees to the company.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal 2008, fiscal 2007 and fiscal 2006 the company recorded $651.5 million, $539.1 million and $477.3 million, respectively, in sales through PBS.

The company’s production facilities deliver the products to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory as described in the Distributor Agreement. PBS is utilized only in outlets of national retail accounts with whom the company has

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executed a PBS Protocol Agreement (“PBS Outlet”). In accordance with SAB 104, no revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 3, 2009 and December 29, 2007 was $3.2 million and $3.4 million, respectively.

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

The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal 2008, fiscal 2007 and fiscal 2006.

The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $2.1 million during fiscal 2008, $0.9 million during fiscal 2007 and $0.8 million during fiscal 2006 related to the sale of territories as a component of selling, marketing and administrative expenses.

Cash and Cash Equivalents.  The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.  Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $0.6 million and $0.1 million were recorded at January 3, 2009 and December 29, 2007, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent.

Concentration of Credit Risk.  The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal 2008, fiscal 2007 and fiscal 2006 accounted for 45.6%, 43.0% and 42.0% of sales,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for fiscal 2008, fiscal 2007, and fiscal 2006.

	Percent of Sales
		Warehouse
	DSD	Delivery	Total

Fiscal 2008	18.0%	2.5%	20.5%
Fiscal 2007	17.4%	2.5%	19.9%
Fiscal 2006	16.3%	2.6%	18.9%

Inventories.  Inventories at January 3, 2009 and December 29, 2007 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Property, Plant and Equipment and Depreciation.  Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases is classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $14.5 million and $12.2 million at January 3, 2009 and December 29, 2007, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal 2008, fiscal 2007 and fiscal 2006 was $70.3 million, $64.6 million and $62.7 million, respectively. The company did not have any capitalized interest during fiscal 2007 or fiscal 2006 but had $0.2 million of capitalized interest during fiscal 2008.

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. SFAS 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2008, fiscal 2007 or fiscal 2006. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the company determines whether there has been an impairment

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. During fiscal 2008, the company had an impairment charge of $3.1 million as discussed in Note 5. There were no impairment charges during fiscal 2007 and fiscal 2006.

Fair Value of Financial Instruments.  Effective December 30, 2007, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Derivative Financial Instruments.  The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas and propane as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 11 for further details.

Treasury Stock.  The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

Advertising and Marketing Costs.  Advertising and marketing costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising and marketing costs were $12.6 million, $18.1 million and $17.9 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Stock-Based Compensation.  The company accounts for its stock-based compensation in accordance with SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that the fair value of stock options and similar awards be expensed.

Software Development Costs.  The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $3.1 million and $4.7 million at January 3, 2009 and December 29, 2007, respectively. Amortization expense of capitalized software development costs was $2.8 million, $4.2 million and $4.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. In fiscal 2009, the company’s minority interest in a Variable Interest Entity will be included in the consolidated statement of financial position within equity.

In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company is currently assessing the impact of FSP 157-2 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently evaluating the requirements of SFAS 161. The adoption of SFAS 161 is not expected to have an impact on the company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the company.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company has assessed the impact of the adoption of FSP 03-6-1 and believes it will not have a material effect on its results of operations or earnings per share.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Note 4.	Gain on Sale of Assets

During the second quarter of fiscal 2008, the company completed the sale and closure of a plant in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million related to the closure of the facility is included in selling, marketing and administrative expenses.

Note 5.	Asset Impairment

During the fourth quarter of fiscal 2008, the company recorded a $3.1 million asset impairment charge related to two previously closed facilities and one bakery that was closed in the fourth quarter to take advantage of more efficient and better located production capacity provided by the recent acquisitions of Holsum and ButterKrust. These facilities will not be utilized in the future.

Note 6.	Discontinued Operations

Certain transactions related to the company’s previously owned Mrs. Smith’s Bakeries and Keebler businesses are included in Income from discontinued operations, net of income tax in the consolidated statements of income. An analysis of this line item is as follows:

For the 52 Weeks Ended
December 30, 2006
(Amounts in thousands)

Insurance recovery	$2,000

Pre-tax discontinued operations	2,000
Income tax benefit	4,731

Income from discontinued operations, net of income tax	$6,731

During the first quarter of fiscal 2006, the company received an insurance recovery of $2.0 million ($1.2 million, net of income tax) relating to the settlement of a class action lawsuit related to pie shells produced by Mrs. Smith’s and such recovery is recorded in discontinued operations for the 52 weeks ended December 30, 2006.

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

Note 7.	Notes Receivable

Between September 1996 and March 2001, the independent distributor notes, entered into in connection with the purchase of the distributors’ territories (“distributor notes”), were made directly between the distributor and a third party financial institution. In March 2001, the company purchased the aggregate outstanding distributor note balance of $77.6 million from the third party financial institution. The purchase price of the distributor note balance represented the notional and fair value of the notes at the purchase date. Since that time, the company has provided direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal 2008, fiscal 2007 and fiscal 2006, $13.0 million, $11.2 million and $9.7 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At January 3, 2009 and December 29, 2007, the outstanding balance of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor notes was $106.8 million and $99.5 million, respectively, of which the current portion of $12.1 million and $11.0 million, respectively, is recorded in accounts and notes receivable, net. At January 3, 2009 and December 29, 2007, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

Note 8.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales, and this value is charged to earnings. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At January 3, 2009 and December 29, 2007, territories recorded as assets held for sale were $8.0 million and $12.4 million, respectively. The company held and operated 202 and 332 such independent distributor territories held for sale at January 3, 2009 and December 29, 2007, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment in accordance with the provisions of SFAS 142.

Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor in the six-month period following the sale of a territory to the independent distributor; beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.9 million as of January 3, 2009 and December 29, 2007, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 9.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2008, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total

Balance as of December 29, 2007	$71,861	$4,477	$76,338
Goodwill acquired during the year	123,697	—	123,697

Balance as of January 3, 2009	$195,558	$4,477	$200,035

During the fifty-three weeks ended January 3, 2009, the company acquired two companies that are included in the DSD operating segment. See Note 10 for goodwill and amortizable intangible asset increases related to these acquisitions.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009 and December 29, 2007, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 3, 2009			December 29, 2007
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value

Trademarks	$33,608	$1,633	$31,975	$12,208	$826	$11,382
Customer relationships	75,434	5,784	69,650	13,434	3,426	10,008
Non-compete agreements	1,874	1,239	635	1,874	1,213	661
Distributor relationships	2,600	67	2,533	—	—	—

Total	$113,516	$8,723	$104,793	$27,516	$5,465	$22,051

There is an additional $1.5 million of indefinite life intangible assets from the ButterKrust Bakery (“ButterKrust”) acquisition separately identified from goodwill, as discussed in Note 10. In connection with the sale of Mrs. Smith’s Bakeries frozen dessert business in April 2003, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million recorded as an intangible liability. The company recognized income related to this agreement as a reduction of amortization expense over the life of the agreement. The carrying amount of this liability at December 29, 2007 was $0.2 million and was fully accreted to income during the fifty-three weeks ended January 3, 2009.

Aggregate amortization expense for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007 and December 30, 2006 were as follows (amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Amortizable intangible assets expense	$3,258	$2,216	$2,324
Amortizable intangible liabilities (income)	(196)	(600)	(600)
Other	(44)	(143)	(186)

Total	$3,018	$1,473	$1,538

Estimated amortization of intangibles for 2009 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles

2009	$5,612
2010	$5,570
2011	$5,515
2012	$5,460
2013	$5,405

Note 10.	Acquisitions

On August 4, 2008, the company acquired 100% of the outstanding shares of capital stock of the parent company of ButterKrust. ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. The results of ButterKrust’s operations have been included in the consolidated financial statements since August 4, 2008 and are included in the company’s DSD operating segment. As a result of the acquisition, the company has added additional production capacity in the Florida market.

The aggregate purchase price was $91.3 million in cash, including the payoff of certain indebtedness and other payments and acquisition costs. The following table presents the allocation of the acquisition cost, including

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At August 4, 2008

Purchase price:
Cash, including acquisition costs	$91,258
Total consideration		$91,258

Allocation of purchase price:
Current assets, including cash of $1.2 million and a current deferred tax asset of $1.0 million	$8,039
Property, plant, and equipment	36,920
Other assets	1,323
Intangible assets	22,600
Goodwill	57,566

Total assets acquired		$126,448
Current liabilities	$10,542
Long-term debt and other	5,161
Long-term pension and postretirement liabilities	9,081
Deferred tax liabilities	10,406

Total liabilities assumed		$35,190

Net assets acquired		$91,258

The company’s third quarter fiscal 2008 Form 10-Q included an allocation of the purchase price based on preliminary data. Subsequent to filing the company’s third quarter Form 10-Q an adjustment was made to goodwill of $0.8 million primarily due to deferred taxes and a postretirement liability adjustment after finalizing actuarial valuations. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted average
	Amount	Amortization years

Trademarks	$2,200	22.0
Customer relationships	18,900	25.0

Total intangible assets subject to amortization	$21,100	24.7

Acquired intangible assets not subject to amortization include trademarks of $1.5 million. Goodwill of $57.6 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.

On August 11, 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. The results of Holsum’s operations are included in the company’s consolidated financial statements as of August 11, 2008 and are included in the company’s DSD operating segment. As a result of the merger, the company has expanded into new geographic markets.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price was $143.9 million, consisting of $80.0 million in cash, including the payoff of certain indebtedness, 1,998,656 shares of company common stock, contingent consideration, a working capital adjustment and acquisition costs. The value of the shares issued was determined based on application of Emerging Issues Task Force Issue 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination (“Issue”). The contingent consideration payment of up to $5.0 million is payable to the sellers in cash should the company’s common stock not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. Any future contingent payment made will affect the company’s equity and not goodwill.

The following table presents the allocation of the acquisition cost, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At August 11, 2008

Purchase price:
Cash, including acquisition costs	$80,026
Common stock	64,377
Working capital adjustment	(476)

Total consideration		$143,927

Allocation of purchase price:
Current assets, including a current deferred tax asset of $0.3 million	$18,626
Property, plant, and equipment	54,019
Other assets	330
Intangible assets	64,900
Goodwill	66,131

Total assets acquired		$204,006
Current liabilities	$17,972
Deferred taxes	33,623
Long-term liabilities	8,484

Total liabilities assumed		$60,079

Net assets acquired		$143,927

The company’s third quarter fiscal 2008 Form 10-Q included an allocation of the purchase price based on preliminary data. Subsequent to filing the company’s third quarter Form 10-Q an adjustment to goodwill of $1.3 million was recorded primarily related to property, plant and equipment final valuations and deferred taxes. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted average
	Amount	Amortization years

Trademarks	$19,200	20.0
Customer relationships	43,100	20.0
Distributor relationships	2,600	15.0

Total intangible assets subject to amortization	$64,900	19.8

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill of $66.1 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of each period presented (amounts in thousands, except per share data):

	2008	2007

Sales	$2,565,768	$2,227,883
Net income	$116,574	$92,203
Net income per share — Basic	$1.25	$0.99
Net income per share — Diluted	$1.24	$0.98

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

On December 28, 2007, the company acquired certain assets of Key Mix Corporation (“Key Mix”) in Sykesville, Maryland. Key Mix produces a variety of mixes used in the baking industry.

On February 18, 2006, the company acquired Derst Baking Company (“Derst”), a Savannah, Georgia-based bakery. Derst produces breads and rolls distributed to customers and consumers in South Carolina, eastern Georgia and north Florida.

Note 11.	Derivative Financial Instruments

In the first fiscal quarter of fiscal 2008, the company began measuring the fair value of its derivative portfolio using common definitions under SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. Under SFAS 157, measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, the company’s commodity hedge portfolio contained derivatives with a fair value of $(21.0) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Other current	$—	$—	$—	$—
Other long-term	0.2	—	—	0.2

Total	0.2	—	—	0.2

Liabilities:
Other current	(8.9)	(11.7)	—	(20.6)
Other long-term	—	(0.6)	—	(0.6)

Total	(8.9)	(12.3)	—	(21.2)

Net Fair Value	$(8.7)	$(12.3)	$—	$(21.0)

As of December 29, 2007, the company’s commodity hedge portfolio contained derivatives with a fair value of $21.9 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Other current	$22.9	$—	$—	$22.9
Other long-term	—	0.1	—	0.1

Total	22.9	0.1	—	23.0

Liabilities:
Other current	—	(1.1)	—	(1.1)
Other long-term	—	—	—	—

Total	—	(1.1)	—	(1.1)

Net Fair Value	$22.9	$(1.0)	$—	$21.9

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2010. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives (as defined in SFAS 133) is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at January 3, 2009 that did not qualify for hedge accounting under SFAS 133. During fiscal 2007 and fiscal 2006, there was no income or expense recorded in current earnings due to changes in fair value of these instruments. During the fifty-three weeks ended January 3, 2009, $0.5 million was recorded to income for net gains obtained from exiting derivative positions acquired with ButterKrust and Holsum that did not qualify for hedge accounting treatment.

As of January 3, 2009, the balance in accumulated other comprehensive income related to commodity derivative transactions was $35.0 million. Of this total, approximately $12.7 million and $0.2 million were related to instruments expiring in 2009 and 2010, respectively, and $22.1 million was related to deferred gains on cash flow hedge positions.

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

As of January 3, 2009, the company’s various commodity and ingredient purchasing agreements, which meet the normal purchases exception under SFAS 133, effectively commit the company to purchase approximately $118.5 million of raw materials. These commitments are expected to be used in production during fiscal 2009.

As of January 3, 2009, the company had $17.5 million recorded in other current assets representing collateral for hedged positions. As of December 29, 2007 there was $19.4 million recorded in other accrued liabilities for collateral of hedged positions.

On October 10, 2005, Refco, Inc., the parent company of Refco Capital Markets, Ltd., at that time a hedging counterparty (collectively “Refco”) filed for bankruptcy protection under chapter 11 of the United States Bankruptcy Code. The exposure to the company as a result of the bankruptcy is approximately $1.8 million, representing the amount due from Refco to the company. The company has no open positions with Refco. Based on preliminary information released by the bankruptcy court and management’s best estimate, approximately $0.9 million of the balance due from Refco was charged to earnings during the fourth quarter of fiscal 2005. An additional $0.2 million was charged to earnings in the fourth quarter of fiscal 2006 as a result of more detailed information that became available at that time. This charge reduced the company’s receivable to $0.7 million. The company has received payments totaling $0.8 million through fiscal 2008. The company intends to take measures to collect the maximum available through the bankruptcy court, and we do not believe the ultimate resolution of this matter will have a material adverse effect on the results of operations or financial condition of the company.

Interest Rate Risk

On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on $50.0 million of borrowings outstanding under the company’s unsecured credit facility

The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received is recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps is recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, marketing and administrative expenses.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, the fair value of the interest rate swaps was $(9.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.3)	—	(4.3)
Other long-term	—	(5.1)	—	(5.1)

Total	—	(9.4)	—	(9.4)

Net Fair Value	$—	$(9.4)	$—	$(9.4)

During the fifty-three weeks ended January 3, 2009, interest expense of $0.1 million was recognized due to periodic settlements of the swaps.

As of January 3, 2009, the balance in accumulated other comprehensive income related to interest rate derivative transactions was $5.8 million. Of this total, approximately $2.7 million, $1.6 million, $0.9 million, $0.5 million, and $0.1 million, were related to instruments expiring in 2009 through 2013, respectively.

Note 12.	Other Accrued Liabilities

Other accrued liabilities consist of:

	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Employee compensation	$59,137	$47,858
Due to derivative counterparties	—	19,403
Derivative instruments	24,979	1,351
Insurance	17,935	17,838
Other	23,662	21,973

Total	$125,713	$108,423

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at January 3, 2009 and December 29, 2007:

	Interest Rate at
	January 3,	Final	January 3,	December 29,
	2009	Maturity	2009	2007
	(Amounts in thousands)

Unsecured credit facility	2.73%	2012	$110,000	$—
Unsecured term loan	5.25%	2013	146,250	—
Capital lease obligations	6.05%	2015	24,978	23,796
Other notes payable	4.81%	2013	5,189	5,632

			286,417	29,428
Due within one year			22,538	6,920

Due after one year			$263,879	$22,508

On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of January 3, 2009, the amount outstanding under the term loan was $146.3 million.

Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which is being amortized over the life of the term loan.

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

The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. As of January 3, 2009, the company was in compliance with all restrictive financial covenants under the new credit facility.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid financing costs of $0.3 million in connection with its new credit facility. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

Included in accounts payable in the consolidated balance sheets are book overdrafts of $18.9 million and $12.2 million as of January 3, 2009 and December 29, 2007, respectively.

Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed, through their respective terms, approximately $1.2 million and $1.2 million in leases at January 3, 2009 and December 29, 2007, respectively that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $3.0 million, $3.4 million and $4.3 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at January 3, 2009 and December 29, 2007, was approximately $5.8 million and $9.7 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at January 3, 2009 and December 29, 2007 related to this obligation.

The company also had standby letters of credit (“LOCs”) outstanding of $10.8 million and $3.9 million at January 3, 2009 and December 29, 2007, respectively, which reduce the availability of funds under the new credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of buildings, machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of January 3, 2009, are as follows (amounts in thousands):

2009	$22,538
2010	25,020
2011	29,887
2012	152,646
2013	53,812
2014 and thereafter	2,514

Total	$286,417

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 23 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to twenty-three years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis unless another basis is more representative of the time pattern for the leased

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, in which case that basis is used. The capital leases are primarily used for distribution vehicle financing and provide the company with the option to purchase the vehicles at a fixed residual or fair value at the end of the lease term. Future minimum lease payments under scheduled leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)

2009	$7,545	$40,708
2010	7,322	34,510
2011	5,730	27,110
2012	3,579	24,547
2013	2,410	20,926
2014 and thereafter	2,328	81,610

Total minimum payments	28,914	$229,411

Amount representing interest	3,936

Obligations under capital leases	24,978
Obligations due within one year	6,259

Long-term obligations under capital leases	$18,719

Rent expense for all operating leases amounted to $56.0 million for fiscal 2008, $54.3 million for fiscal 2007 and $45.7 million for fiscal 2006.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the lease, the company may either develop, on behalf of the lessor, distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back.

The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended December 29, 2007, the company entered into approximately $26.9 million of operating lease commitments under the lease. During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the lease. Under the current commitments, the lease payments will aggregate to approximately $30.0 million during fiscal 2009 through fiscal 2013.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

Our directors and certain highly compensated employees of the company or of one of its wholly-owned subsidiaries are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP.

During the fourth quarter of fiscal 2008, participants in the company’s EDCP were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, equally up to 60 quarters, or at separation from service from the company. This non-cash transaction reduced other long-term liabilities and increased additional paid in capital by $1.1 million.

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

No material guarantees or indemnifications have been entered into by the company through January 3, 2009.

Note 14.	Variable Interest Entity

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

Following is the effect of the VIE during fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	VIE	% of Total	VIE	% of Total	VIE	% of Total
	(Dollars in thousands)

Assets as of respective fiscal year ends	$33,452	2.5%	$34,300	3.5%	$33,194	3.7%
Sales	$10,369	0.4%	$12,544	0.6%	$12,633	0.7%
Income from continuing operations before income taxes, minority interest, and cumulative effect of a change in accounting principle	$3,074	1.6%	$3,500	2.3%	$3,255	2.6%

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, December 29, 2007 and December 30, 2006, the assets consist primarily of $23.2 million, $23.8 million and $23.9 million, respectively, of transportation equipment recorded as capital lease obligations.

Note 15.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,622 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The carrying value of the distributor notes at January 3, 2009 and December 29, 2007 were $106.8 million and $99.5 million, respectively, with an interest rate of 12%. These amounts are recorded as notes receivable with $12.1 million and $11.0 million, respectively, included in the current portion of notes receivable. The fair value of the company’s long-term debt at January 3, 2009 approximates the recorded value due to the variable nature of the stated interest rates.

Note 16.	Stockholders’ Equity

Flowers Foods’ articles of incorporation provide that its authorized capital consist of 500,000,000 shares of common stock having a par value of $0.01 per share and 1,000,000 shares of preferred stock of which (a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 900,000 shares of preferred stock, having a par value per share of $0.01, have not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Repurchase Plan

On December 19, 2002, the Board of Directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the Board of Directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the Board of Directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 3, 2009, 20.9 million shares at a cost of $324.5 million have been purchased under this plan. Included in these amounts are 1.7 million shares at a cost of $44.1 million purchased during fiscal 2008.

Dividends

During fiscal 2008, fiscal 2007 and fiscal 2006, the company paid dividends of $53.2 million, or $0.575 per share, $42.1 million, or $0.458 per share and $29.0 million, or $0.317 per share, respectively.

Stock Split

On June 1, 2007, the Board of Directors declared a 3-for-2 stock split payable on June 29, 2007, which resulted in the issuance of 33.9 million shares.

Note 17.	Stock-Based Compensation

The company accounts for its stock-based compensation in accordance with SFAS 123R, which requires that the value of stock options and similar awards be expensed. In accordance with FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share Based Payment Awards, the company applied the short-cut method for determining its Capital in Excess of Par Value Pool (“APIC Pool”). This includes simplified methods to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of share-based awards that are outstanding upon adoption of SFAS 123R.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flowers Foods’ 2001 Equity and Performance Incentive Plan (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 14,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. Options granted prior to January 1, 2006 may not be exercised later than ten years after the date of grant and become exercisable four years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant and become exercisable three years from the date of grant and generally vest at that time or upon change in control of Flowers Foods. Non-employee director options generally become exercisable one year from the date of grant and vest at that time. The following is a summary of stock options, restricted stock and deferred stock issued under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2006. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/4/2008	2/5/2007	1/3/2006

Shares granted	850	831	656
Exercise price($)	24.75	19.57	18.68
Vesting date	2/4/2011	2/5/2010	1/3/2009
Fair value per share($)	5.80	6.30	6.20
Dividend yield(%)(1)	1.90	1.70	1.60
Expected volatility(%)(2)	27.30	33.90	36.00
Risk-free interest rate(%)(3)	2.79	4.74	4.25
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at January 3, 2009	848	824	647

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2008 are different from the awards that have fully vested.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock option activity for fiscal 2008, fiscal 2007 and fiscal 2006 pursuant to the EPIP is set forth below:

	For the
	53 Weeks Ended		For the 52 Weeks Ended
	January 3, 2009		December 29, 2007		December 30, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Amounts in thousands, except price data)

Outstanding at beginning of year	2,417	$15.15	4,098	$10.37	4,959	$7.43
Granted	850	$24.75	831	$19.57	656	$18.68
Exercised	(288)	$9.25	(2,508)	$8.81	(1,497)	$4.25
Forfeitures	(4)	$22.30	(4)	$19.05	(20)	$10.75

Outstanding at end of year	2,975	$18.46	2,417	$15.15	4,098	$10.37

Exercisable at end of year	1,303		1,193		900

Weighted average fair value of options granted during the year	$24.75		$19.57		$18.68

As of January 3, 2009, all options outstanding under the EPIP had an average exercise price of $18.46 and a weighted average remaining contractual life of 4.95 years.

During the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, the company recorded stock-based compensation expense of $4.4 million, $4.6 million and $3.9 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model.

As of January 3, 2009, there was $5.2 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.75 years.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2008, 2007 and 2006 are set forth below (amounts in thousands):

	2008	2007	2006

Cash received from option exercises	$2,679	$22,087	$6,363
Cash tax windfall benefit	$1,543	$11,211	$8,529
Intrinsic value of stock options exercised	$4,470	$32,146	$21,867

Restricted Stock

On January 4, 2004, the effective date of his election as Chief Executive Officer, George Deese was granted 112,500 shares of restricted stock pursuant to the EPIP. The fair value of these restricted shares on the date of grant was approximately $1.3 million. These shares became fully vested on January 4, 2008. The company recorded no compensation expense during fiscal 2008, $0.3 million in compensation expense for fiscal 2007, and $0.3 million in compensation expense for fiscal 2006 related to this restricted stock.

During the second quarter of fiscal 2006, non-employee directors were granted an aggregate of 38,460 shares of restricted stock. The fair value of these restricted shares on the date of grant was $0.7 million. These shares fully vested on the first anniversary of the date of grant. The company recorded no compensation expense during fiscal 2008, $0.3 million during fiscal 2007, and $0.4 million during fiscal 2006 related to this restricted stock.

Certain key employees have been granted performance-contingent restricted stock. Vesting generally occurs two years from the date of grant for the 2006 and 2007 awards if, on this date, the company’s average “return on

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested capital” for the two fiscal years immediately prior to vesting equals or exceeds its weighted average “cost of capital” for the same period (the “ROI Target”). The 2008 awards require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% for the same period. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:

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

The following restricted stock awards have been granted under the EPIP since 2006 (amounts in thousands, except price data):

Grant date	2/4/2008	2/5/2007	6/6/2006	1/3/2006

Shares granted	210	224	39	204
Vesting date	2/4/2010	2/5/2009	6/6/2007	1/3/2008
Fair value per share	$27.03	$20.98	$19.50	$19.44
Expense during the fifty-three weeks ended January 3, 2009	$2,619	$2,208	$—	$—
Expense during the fifty-two weeks ended December 29, 2007	$—	$2,361	$288	$1,981
Expense during the fifty-two weeks ended December 30, 2006	$—	$—	$461	$1,978

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock activity for fiscal 2008, fiscal 2007 and fiscal 2006 is set forth below:

	For the 53
	Weeks Ended		For the 52 Weeks Ended
	January 3, 2009		December 29, 2007		December 30, 2006
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	536	$18.41	354	$16.91	160	$12.45
Granted	210	$27.03	224	$20.98	243	$19.44
Vested	(314)	$16.59	(41)	$19.54	(47)	$14.83
Forfeitures	—	$—	(1)	$19.99	(2)	$19.44

Balance at end of year	432	$23.92	536	$18.41	354	$16.91

As of January 3, 2009, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 0.57 years. The fair value of restricted share awards that vested during fiscal 2008 was $7.1 million on the vesting date.

Stock Appreciation Rights

The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vested at the end of four years and were payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 653,175 rights granted in 2003 vested. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal 2008 the company did not record any compensation expense for these rights since they all vested and were settled during the third quarter of fiscal 2007. During fiscal 2007 and fiscal 2006, the company recorded expense of $3.7 million and $1.5 million, respectively, related to these rights.

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal 2008, fiscal 2007 and fiscal 2006, respectively, the company recorded expense of $0.03 million, $1.3 million, and $0.1 million related to these rights.

The fair value of the rights at January 3, 2009 ranged from $10.20 to $20.60. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at January 3, 2009: dividend yield 2.2%; expected volatility 32.0%; risk-free interest rate 1.73% and expected life of 1.35 years to 3.70 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights activity for fiscal 2008, fiscal 2007 and fiscal 2006 is set forth below:

	For the
	53 Weeks Ended	For the 52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands, except price data)

Balance at beginning of year	231	929	934
Rights granted	—	—	38
Rights vested	—	(653)	—
Rights exercised	—	(15)	(43)
Forfeitures	—	(30)	—

Balance at end of year	231	231	929

Weighted average — grant date fair value	$11.14	$11.14	$9.79

Deferred Stock

The company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual after that time at a designated time selected by the individual at the date of conversion. During the first quarter of fiscal 2007 and fiscal 2008, an aggregate of 20,520 and 22,160 shares, respectively, were converted. During the fourth quarter of fiscal 2008 an additional 12,630 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion.

During the second quarter of fiscal 2007 and fiscal 2008, non-employee directors were granted an aggregate of 34,350 and 35,800 shares, respectively, of deferred stock that has a minimum one year vesting period. The deferred stock will be distributed to the grantee after that time at a designated time selected by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the second quarter of fiscal 2008 a total of 24,025 shares were exercised.

The deferred stock activity for fiscal 2008, fiscal 2007 and fiscal 2006 is set forth below:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands, except price data)

Balance at beginning of year	55	—	—
Issued	70	55	—
Exercised	(24)	—	—

Balance at end of year	101	55	—

Weighted average — grant date fair value	$23.30	$20.35	$0.00

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the company’s stock based compensation expense for fiscal 2008, fiscal 2007 and fiscal 2006:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Stock options	$4,408	$4,568	$3,950
Restricted stock	4,827	4,958	3,015
Stock appreciation rights	28	4,978	1,630
Deferred stock	1,331	647	—

Total stock based compensation	$10,594	$15,151	$8,595

Note 18.	Comprehensive Income (Loss)

The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income adjusted by other comprehensive income (loss), was $(5.4) million, $119.7 million and $94.4 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

During fiscal 2008, fiscal 2007 and fiscal 2006, changes to accumulated other comprehensive income (loss), net of income tax, were as follows:

	2008	2007	2006
	(Amounts in thousands)

Accumulated other comprehensive income (loss), beginning balance	$22,141	$(8,220)	$(11,937)
Derivative transactions:
Net deferred (losses) gains on closed contracts, net of income tax of $(17,598), $4,711 and $981, respectively	(28,111)	7,525	1,567
Reclassified to earnings (materials, labor and other production costs), net of income tax of $(19), $(827) and $(1,095), respectively	(30)	(1,321)	(1,748)
Effective portion of change in fair value of hedging instruments, net of income tax of $(20,145), $7,452 and $(436) respectively	(32,179)	11,903	(697)
Minimum pension liability, net of income tax of $(40,256), $4,391 and $8,904, respectively	(64,304)	7,014	14,225
Amortization of prior service costs, net of income tax of $129 and $129	204	204	—
Cumulative effect of change in accounting principle (See Note 20), net of income tax of $3,153 and $(6,027), respectively	—	5,036	(9,630)

Accumulated other comprehensive (loss) income, ending balance	$(102,279)	$22,141	$(8,220)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of accumulated other comprehensive (loss) income consists of the following:

	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Derivative financial instruments	$(40,804)	$19,516
Pension and postretirement related	(61,475)	2,625

Total	$(102,279)	$22,141

Note 19.	Earnings Per Share

Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during each period. The common stock equivalents consists primarily of the incremental shares associated with the company’s stock compensation plans. The following table sets forth the computation of basic and diluted net income per share:

	For the
	53 Weeks
	Ended	For the 52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands, except per share data)

Numerator
Income from continuing operations before cumulative effect of a change in accounting principle	$119,233	$94,615	$74,880
Income from discontinued operations	—	—	6,731
Cumulative effect of a change in accounting principle	—	—	(568)

Net income	$119,233	$94,615	$81,043

Denominator
Basic weighted average shares outstanding	92,016	90,970	91,233
Add: Shares of common stock assumed upon vesting and exercise of stock awards	1,020	1,398	1,367

Diluted weighted average shares outstanding	93,036	92,368	92,600

Net Income Per Common Share:
Basic
Income from continuing operations before cumulative effect of a change in accounting principle	$1.30	$1.04	$0.82
Income from discontinued operations	—	—	0.08
Cumulative effect of a change in accounting principle	—	—	(0.01)

Net income	$1.30	$1.04	$0.89

Diluted
Income from continuing operations before cumulative effect of a change in accounting principle	$1.28	$1.02	$0.81
Income from discontinued operations	—	—	0.08
Cumulative effect of a change in accounting principle	—	—	(0.01)

Net income	$1.28	$1.02	$0.88

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options to purchase 653,100 shares of common stock and 239,985 shares of restricted stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended December 30, 2006 because their effect would have been anti-dilutive. Neither fiscal 2008 nor fiscal 2007 had anti-dilutive shares excluded in the computation.

Note 20.	Postretirement Plans

On September 29, 2006, the FASB issued SFAS No. 158, Employees’ Accounting for Defined Benefit Pension and other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132 (“SFAS 158”), which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. We will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at December 30, 2006, the end of its fiscal year 2006.

SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). In fiscal 2006 and earlier, the company used a September 30 measurement date for its pension and other postretirement benefit plans. The company eliminated the early measurement date in fiscal 2007 and applied the remeasurement alternative in accordance with SFAS 158. Under this alternative, postretirement benefit income measured for the three-month period October 1, 2006 to December 31, 2006 (determined using the September 30, 2006 measurement date) was credited to beginning 2007 retained earnings. As a result, the company increased retained earnings $0.7 million, net of taxes of $0.5 million, and increased the postretirement benefit asset and liability by $1.3 million and $0.1 million, respectively. The funded status of the company’s postretirement benefit plans was then remeasured at January 1, 2007, resulting in an adjustment to the balance sheet asset, liability and accumulated other comprehensive income. As a result, the postretirement benefit asset was increased $7.4 million and the postretirement benefit liability was decreased $0.7 million, with an offsetting credit to accumulated other comprehensive income of $5.0 million, net of taxes of $3.1 million.

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 3, 2009 as compared to accounts at December 29, 2007:

	As of
	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Noncurrent benefit asset	$—	$34,471
Current benefit liability	$922	$403
Noncurrent benefit liability	$78,897	$6,599
Accumulated other comprehensive loss (income)	$61,475	$(2,625)

The amounts above include activity for fiscal 2008 and fiscal 2007 as well as adjustments relating to the elimination of the early measurement date at the beginning of fiscal 2007.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. Benefits under most of the company’s pension plans are frozen. The company continues to maintain a plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of January 3, 2009 and December 29, 2007, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $2.8 million for fiscal 2009.

The net periodic pension income for the company’s pension plans includes the following components:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Service cost	$293	$259	$1,812
Interest cost	17,623	16,335	15,755
Expected return on plan assets	(25,196)	(22,996)	(20,792)
Amortization:
Actuarial loss	—	—	25

Net periodic pension (income)	(7,280)	(6,402)	(3,200)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	103,002	(11,641)	—

Total recognized in net periodic benefit (income) cost and other comprehensive income	$95,722	$(18,043)	$(3,200)

Actual return (loss) on plan assets for fiscal 2008, fiscal 2007 and fiscal 2006 was $(77.5) million, $30.8 million and $24.0 million, respectively.

Approximately $2.7 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009 relating to the company’s pension plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$277,804	$276,865
Elimination of early measurement date	—	1,090
Service cost	293	259
Interest cost	17,623	16,335
Actuarial loss (gain)	287	(3,792)
Acquisitions (relates to the acquisition of ButterKrust — see Note 10)	24,315	—
Benefits paid	(14,348)	(12,953)

Benefit obligation at end of year	$305,974	$277,804

Change in plan assets:
Fair value of plan assets at beginning of year	$312,275	$282,840
Elimination of early measurement date	—	10,543
Actual (loss) return on plan assets	(77,519)	30,845
Employer contribution	—	1,000
Acquisitions (relates to the acquisition of ButterKrust — see Note 10)	23,141	—
Benefits paid	(14,348)	(12,953)

Fair value of plan assets at end of year	$243,549	$312,275

Funded status, end of year:
Fair value of plan assets	$243,549	$312,275
Benefit obligations	305,974	277,804

Funded status and amount recognized at end of year	$(62,425)	$34,471

Amounts recognized in the balance sheet:
Noncurrent asset	$—	$34,471
Noncurrent liability	(62,425)	—

Amount recognized at end of year	$(62,425)	$34,471

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain) before taxes	$97,771	$(5,231)

Accumulated benefit obligation at end of year	$305,423	$277,191

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were all zero at December 29, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at January 3, 2009 were $306.0 million, $305.4 million and $243.5 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective period-ends are as follows:

	January 3,		December 29,	December 30,
	2009		2007	2006

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2008		12/31/2007	9/30/2006
Discount rate	6.25%		6.25%	6.00%
Rate of compensation increase	3.50%		3.50%	3.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	1/1/2008		1/1/2007	10/1/2005
Discount rate	6.25	%(1)	6.00%	5.75%
Expected return on plan assets	8.00%		8.00%	8.00%
Rate of compensation increase	3.50%		3.50%	3.50%

(1)	The ButterKrust pension plans were acquired August 4, 2008. The discount rate used to determine net periodic benefit (income) cost for these plans was 6.75%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2009, as compared with the average annual return on the plan assets over the last 15 years of approximately 7.8% (net of investment expenses).

Plan Assets

The plan asset allocation as of the measurement dates January 3, 2009 and December 29, 2007, and target asset allocations for fiscal 2009 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2009	2008	2007

Equity securities	40-60%	59.2%	66.6%
Debt securities	10-40%	12.3%	9.3%
Real estate	0-25%	4.4%	6.7%
Other diversifying strategies(1)	0-40%	14.0%	13.7%
Cash	0-25%	6.3%	0.7%
Other	0%	3.8%	3.0%

Total		100.0%	100.0%

(1)	Includes, but not limited to, absolute return funds.

Equity securities include Flowers’ common stock of 1,346,828 shares and 1,846,828 shares in the amount of $32.1 million and $44.2 million (13.2% and 14.1% of total plan assets) as of January 3, 2009 and December 29, 2007, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate.

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)

2006	$—	$14,000
2007	$—	$1,000
2008	$—	$—

All contributions are made in cash. The contributions made during fiscal 2006 and fiscal 2007 were not required to be made by the minimum funding requirements of ERISA, but the company believes, due to its strong cash flow and financial position, these were the appropriate times in which to make the contributions in order to reduce the impact of future contributions. Because of lower than expected asset returns during 2008, contributions in future years are expected to increase. During 2009, the company expects to contribute approximately $2.2 million to its pension plans. This amount represents estimated minimum pension contributions required under ERISA and the Pension Protection Act of 2006 (“PPA”) as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The amount may also change due to additional regulatory guidance under the PPA which is forthcoming. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA grants plan sponsors relief from certain funding requirements and benefit restrictions, and also provides some technical corrections to the PPA. One of the technical corrections allows the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company has not yet determined whether it will elect this option. If the company were to elect this option, contributions may be deferred to later years or reduced through market recovery. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the PPA.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Payments

The following are benefits paid under the plans during fiscal 2008, fiscal 2007, fiscal 2006 and expected to be paid from fiscal 2009 through fiscal 2018. All benefits are expected to be paid from the plans’ assets.

Pension Benefits
(Amounts in thousands)

2006	$12,271
2007	$12,953
2008	$14,348
Estimated Future Payments:
2009	$16,171
2010	$16,472
2011	$16,783
2012	$17,081
2013	$17,671
2014 – 2018	$97,612

Postretirement Benefit Plans

The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Coverage in the medical plan does not extend past age 65. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was enacted. The MMA established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Since the plan does not provide benefits to retirees beyond age 65, it is not eligible for the Medicare Part D subsidy.

On August 4, 2008 the company assumed sponsorship of a medical and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust (see Note 10). The ButterKrust plan provides medical coverage to retirees and their spouses. Eligibility for benefits is based on the attainment of certain age and service requirements. Additionally, non-union employees hired after March 1, 2004 are not eligible. Union employees who meet the medical eligibility requirements are also eligible for life insurance benefits. Medical premium levels for retirees and spouses vary by group. The company has determined that the prescription drug benefits provided to some participants in the ButterKrust plan are at least actuarially equivalent to Medicare Part D for certain non-union and all union participants. Other participants in the plan are not eligible for prescription drug benefits.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic postretirement benefit cost for the company includes the following components:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Service cost	$514	$302	$321
Interest cost	661	389	404
Amortization:
Prior service cost	333	333	333
Actuarial loss	—	—	21

Total net periodic benefit cost	1,508	1,024	1,079
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	1,559	237	—
Amortization of prior service (cost) credit	(333)	(333)	—

Total recognized in net periodic benefit cost and other comprehensive income	$2,734	$928	$1,079

Approximately $0.4 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009 relating to the company’s postretirement benefit plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$7,002	$6,586
Elimination of early measurement date	—	70
Service cost	514	302
Interest cost	661	389
Participant contributions	398	221
Actuarial loss (gain)	1,559	237
Benefits paid	(1,148)	(803)
Less federal subsidy on benefits paid	31	—
Acquisition (relates to the acquisition of ButterKrust — see Note 10)	8,378	—

Benefit obligation at end of year	$17,395	$7,002

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	750	582
Participant contributions	398	221
Benefits paid	(1,148)	(803)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	17,395	7,002

Funded status and amount recognized at end of year	$(17,395)	$(7,002)

Amounts recognized in the balance sheet:
Current liability	$(922)	$(403)
Noncurrent liability	(16,473)	(6,599)

Amount recognized at end of year	$(17,395)	$(7,002)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$1,772	$214
Prior service cost before taxes	416	749

Amounts recognized in accumulated other comprehensive income	$2,188	$963

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s unfunded postretirement plans at each of the respective period-ends are as follows:

	January 3,		December 29,	December 30,
	2009		2007	2006

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2008		12/31/2007	9/30/2006
Discount rate	6.25%		6.00%	5.75%
Rate of compensation increase	N/A		N/A	N/A
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%		8.50%	9.00%
Ultimate rate	5.00%		5.00%	5.50%
Year trend reaches the ultimate rate	2015		2015	2011
Weighted average assumptions used to determine net cost:
Measurement date	1/1/2008		1/1/2007	10/1/2005
Discount rate	6.00	%(1)	5.75%	5.75%
Expected return on plan assets	N/A		N/A	N/A
Rate of compensation increase	N/A		N/A	N/A
Health care cost trend rate used to determine net cost:
Initial rate	8.50%		9.00%	10.00%
Ultimate rate	5.00%		5.50%	5.50%
Year trend reaches the ultimate rate	2015		2011	2011

(1)	The ButterKrust postretirement benefit plan was acquired August 4, 2008. The discount rate used to determine net periodic benefit cost for this plan was 6.75%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase
	For the Year Ended			For the Year Ended
	January 3,	December 29,	December 30,	January 3,	December 29,	December 30,
	2009	2007	2006	2009	2007	2006
	(Amounts in thousands)

Effect on total of service and interest cost	$(109)	$(75)	$(74)	$125	$66	$65
Effect on postretirement benefit obligation	$(1,254)	$(484)	$(392)	$1,417	$556	$451

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Company contributions are as follows:

Employer Net
Year	Contribution

2006	$398
2007	$582
2008	$750
2009 (Expected)	$954

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $1.0 million expected funding for postretirement benefit plans during 2009, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.2 million and $0.2 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal 2008, fiscal 2007 and fiscal 2006 and expected to be paid from fiscal 2009 through fiscal 2018. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross	MMA Subsidy
	Contribution	(Income)

2006	$398	$—
2007	$582	$—
2008	$781	$(31)
Estimated Future Payments:
2009	$1,036	$(83)
2010	$1,091	$(90)
2011	$1,200	$(96)
2012	$1,289	$(106)
2013	$1,408	$(114)
2014 – 2018	$8,786	$(425)

Other Plans

The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $0.9 million for fiscal 2008, $0.5 million for fiscal 2007 and $0.5 million for fiscal 2006. The increase from fiscal 2007 to fiscal 2008 is primarily due to the ButterKrust and Holsum acquisitions. At January 3, 2009 and December 29, 2007 the company owed payments of $0.1 million and $0.03 million, respectively, to these types of plans.

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During fiscal 2008, fiscal 2007 and fiscal 2006, the total cost and contributions were $14.9 million, $12.7 million and $11.9 million, respectively.

The company also has several smaller 401(k) plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.

Note 21.	Income Taxes

The company’s income tax expense consists of the following:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Current Taxes:
Federal	$61,005	$52,866	$50,587
State	4,158	8,179	6,361

	65,163	61,045	56,948

Deferred Taxes:
Federal	1,763	(6,046)	(11,236)
State	818	(29)	(408)

	2,581	(6,075)	(11,644)

Income tax expense	$67,744	$54,970	$45,304

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	January 3,	December 29,
	2009	2007
	(Amounts in thousands)

Self-insurance	$5,212	$5,738
Compensation and employee benefits	11,510	8,883
Deferred income	6,949	5,530
Loss carryforwards	10,056	7,557
Equity-based compensation	6,846	5,139
Hedging	25,663	—
Pension	24,883	—
Other	11,499	7,091
Deferred tax assets valuation allowance	(4,520)	(4,649)

Deferred tax assets	98,098	35,289

Depreciation	(71,040)	(50,126)
Hedging	—	(12,217)
Intangible Assets	(40,856)	(7,040)
Pension	—	(12,874)
Other	(2,967)	(2,143)

Deferred tax liabilities	(114,863)	(84,400)

Net deferred tax liability	$(16,765)	$(49,111)

Various subsidiaries have state net operating loss carryforwards of $151.8 million with expiration dates through fiscal 2023. The utilization of these carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Tax at U.S. federal income tax rate	$66,518	$53,580	$43,204
State income taxes, net of federal income tax benefit	4,165	5,730	4,080
Decrease in valuation allowance	(129)	(54)	(223)
Section 199 qualifying production activities	(3,720)	(2,977)	(1,304)
Jobs tax credit	(133)	(245)	(153)
Other	1,043	(1,064)	(300)

Income tax expense	$67,744	$54,970	$45,304

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the company recognized income tax benefits in discontinued operations of $4.7 million for fiscal 2006 (See Note 6). The company also recognized an income tax benefit during fiscal 2006 of $0.4 million related to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS 123(R).

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

The company is currently under audit by the IRS for the fiscal 2006 tax year.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company as of December 31, 2006. As a result of the adoption of FIN 48, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006. The gross amount of unrecognized tax benefits was $4.5 million and $4.6 million as of January 3, 2009 and December 29, 2007, respectively. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $4.5 million (less $0.8 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.5 million and $0.9 million at January 3, 2009 and December 29, 2007, respectively.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). The company is no longer subject to federal examination for years prior to 2005, and is no longer subject to state examination with limited exceptions for years prior to 2003.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal 2008 (amounts in thousands):

Unrecognized tax benefit at December 29, 2007	$4,585
Gross increases — tax positions in a prior period	3,103
Settlements	(2,091)
Lapses of statutes of limitations	(1,050)

Unrecognized tax benefit at January 3, 2009	$4,547

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Commitments and Contingencies

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

The company has recorded current liabilities of $16.6 million and $17.6 million related to self-insurance reserves at January 3, 2009 and December 29, 2007, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales.

See Note 13 relating to debt, leases and other commitments.

Note 23.	Segment Reporting

DSD produces fresh and frozen packaged bread and rolls and warehouse delivery produces frozen bread and rolls and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. During the second quarter of fiscal 2008, the company’s Tucker, Georgia operation was transferred from the DSD segment to the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warehouse delivery segment. Prior period information has been reclassified to reflect this change. Information regarding the operations in these reportable segments is as follows:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Amounts in thousands)

Sales:
DSD	$2,013,927	$1,656,837	$1,518,822
Warehouse delivery	512,970	470,030	457,644
Eliminations:
Sales from Warehouse delivery to DSD	(97,371)	(82,448)	(81,713)
Sales from DSD to Warehouse delivery	(14,634)	(7,745)	(6,099)

	$2,414,892	$2,036,674	$1,888,654

Depreciation and Amortization:
DSD	$57,447	$52,222	$50,352
Warehouse delivery	15,549	13,992	14,075
Other(1)	316	(120)	(177)

	$73,312	$66,094	$64,250

Income (Loss) from Operations:
DSD	$185,292	$147,127	$125,056
Warehouse delivery	25,666	26,046	19,671
Other(1)	(28,256)	(28,492)	(26,234)

	$182,702	$144,681	$118,493

Net Interest Income	$7,349	$8,404	$4,946

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of a Change in Accounting Principle	$190,051	$153,085	$123,439

Capital Expenditures:
DSD	$71,413	$45,328	$43,267
Warehouse delivery	12,212	39,448	13,547
Other(1)	3,236	3,349	4,978

	$86,861	$88,125	$61,792

	As of
	January 3,	December 29,
	2009	2007

Assets:
DSD	$1,044,791	$702,253
Warehouse delivery	193,451	190,179
Other(2)	115,002	95,103

	$1,353,244	$987,535

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 53 Weeks Ended			For the 52 Weeks Ended
	January 3, 2009			December 29, 2007			December 30, 2006
		Warehouse			Warehouse			Warehouse
	DSD	delivery	Total	DSD	delivery	Total	DSD	delivery	Total

Branded Retail	$1,164,269	$112,844	$1,277,113	$974,941	$95,583	$1,070,524	$887,838	$95,267	$983,105
Store Branded Retail	303,224	52,066	355,290	222,172	44,499	266,671	197,157	45,174	242,331
Foodservice and Other	531,800	250,689	782,489	451,979	247,500	699,479	427,728	235,490	663,218

Total	$1,999,293	$415,599	$2,414,892	$1,649,092	$387,582	$2,036,674	$1,512,723	$375,931	$1,888,654

Note 24.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. For fiscal 2008, each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks and the fourth quarter, which includes thirteen weeks. For fiscal 2007 each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)

Sales	2008	$676,707	$540,656	$575,937	$621,592
	2007	$609,947	$477,838	$475,225	$473,664
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2008	$326,737	$247,062	$277,145	$299,986
	2007	$302,995	$232,896	$230,904	$230,868

Net income	2008	$35,783	$23,949	$27,415	$32,086
	2007	$28,493	$22,190	$22,501	$21,431
Basic net income per common share	2008	$0.39	$0.26	$0.30	$0.35
	2007	$0.32	$0.24	$0.25	$0.23
Diluted net income per common share	2008	$0.39	$0.26	$0.29	$0.34
	2007	$0.31	$0.24	$0.24	$0.23

Note 25.	Subsequent Events

Dividend.  On February 20, 2009, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock to be paid on March 20, 2009 to shareholders of record on March 6, 2009.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expenses	Deductions	Balance
	(Amounts in thousands)

Classification:
Year Ended January 3, 2009
Allowance for doubtful accounts	$131	640	393	$378
Inventory reserves	$134	1,121	661	$594
Deferred tax asset valuation allowance	$4,649	(129)	—	$4,520
Year Ended December 29, 2007
Allowance for doubtful accounts	$160	812	841	$131
Inventory reserves	$201	553	620	$134
Deferred tax asset valuation allowance	$5,434	(54)	731	$4,649
Year Ended December 30, 2006
Allowance for doubtful accounts	$162	717	719	$160
Inventory reserves	$366	910	1,075	$201
Deferred tax asset valuation allowance	$6,915	(223)	1,258	$5,434