Form 10-Q
period 2009-04-25
FLOWERS FOODS INC
filed 2009-06-04
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 29, 2009

Common Stock, $.01 par value with	92,242,875
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of the company’s Form 10-K filed on March 4, 2009 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 25, 2009	JANUARY 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$18,517	$19,964

Accounts and notes receivable, net of allowances of $2,309 and $378, respectively	179,710	178,077

Inventories, net:
Raw materials	20,166	18,032
Packaging materials	12,593	12,162
Finished goods	29,283	23,984

	62,042	54,178

Spare parts and supplies	32,900	32,541

Deferred taxes	34,581	38,745

Other	29,743	28,738

Total current assets	357,493	352,243

Property, Plant and Equipment, net of accumulated depreciation of $622,729 and $601,931, respectively	578,764	587,196

Notes Receivable	94,359	94,652

Assets Held for Sale — Distributor Routes	7,395	7,995

Other Assets	5,433	4,830

Goodwill	200,035	200,035

Other Intangible Assets, net	104,579	106,293

Total assets	$1,348,058	$1,353,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$21,481	$22,538
Accounts payable	123,855	116,818
Other accrued liabilities	110,552	125,713

Total current liabilities	255,888	265,069

Long-Term Debt and Capital Leases	250,759	263,879

Other Liabilities:
Post-retirement/post-employment obligations	79,000	78,897
Deferred taxes	54,515	55,510
Other	47,012	45,835

Total other liabilities	180,527	180,242

Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,417,049 shares and 8,913,142 shares, respectively	(171,568)	(157,799)
Capital in excess of par value	523,384	524,383
Retained earnings	392,818	369,397
Accumulated other comprehensive loss	(94,466)	(102,279)

Total Flowers Foods, Inc. stockholders’ equity	651,185	634,719
Noncontrolling interest	9,699	9,335

Total stockholders’ equity	660,884	644,054

Total liabilities and stockholders’ equity	$1,348,058	$1,353,244

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25, 2009	APRIL 19, 2008
Sales	$807,007	$676,707
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	429,462	349,971
Selling, marketing and administrative expenses	294,022	251,675
Depreciation and amortization	24,277	20,912

Income from operations	59,246	54,149
Interest expense	(3,595)	(679)
Interest income	4,054	4,176

Income before income taxes	59,705	57,646
Income tax expense	21,872	20,562

Net income	37,833	37,084
Less: net income attributable to noncontrolling interest	(452)	(1,301)

Net income attributable to Flowers Foods, Inc.	$37,381	$35,783

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.40	$0.39

Weighted average shares outstanding	92,723	92,079

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.40	$0.39

Weighted average shares outstanding	93,238	92,542

Cash dividends paid per common share	$0.150	$0.125

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Amounts in thousands, except share data)
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income (Loss)	issued	Value	Value	Earnings	Income (Loss)	shares	Cost	interest	Total

Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income	$37,833				37,381				452	37,833
Derivative instruments	7,227					7,227				7,227

Amortization of prior service costs						63				63
Amortization of actuarial loss						523				523
Comprehensive income	45,060
Comprehensive income attributable to noncontrolling interests	(452)

Comprehensive income attributable to Flowers Foods, Inc.	$44,608

Exercise of stock options				(1,569)			186,874	3,340		1,771
Deferred stock issuance				(91)			5,130	91		—
Issuance of restricted stock award				(4,416)			248,680	4,416		—
Amortization of deferred and restricted stock awards				2,060						2,060
Stock option compensation				1,457						1,457
Tax benefits related to share based payment awards				1,560						1,560
Stock repurchases							(944,591)	(21,616)		(21,616)
Distributions from noncontrolling interest to owners									(88)	(88)
Dividends paid — $0.15 per common share					(13,960)					(13,960)

Balances at April 25, 2009		101,659,924	$1,017	$523,384	$392,818	$(94,466)	(9,417,049)	$(171,568)	$9,699	$660,884

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25, 2009	APRIL 19, 2008
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$37,833	$37,084
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,527	3,399
Loss reclassified from accumulated other comprehensive income to net income	9,144	—
Depreciation and amortization	24,277	20,912
Deferred income taxes	(1,723)	1,873
Provision for inventory obsolescence	325	305
Allowances for accounts receivable	1,614	322
Pension and postretirement plans expense (benefit)	1,573	(1,863)
Other	76	(120)
Changes in assets and liabilities:
Accounts and notes receivable, net	(2,994)	(14,118)
Pension contributions	(225)	—
Inventories, net	(8,189)	(4,420)
Other assets	3,951	3,765
Accounts payable and other accrued liabilities	(10,848)	14,464

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,341	61,603

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,889)	(23,324)
Proceeds (Increase) of notes receivable	41	(2,084)
Other	696	(102)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(14,152)	(25,510)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(13,960)	(11,534)
Exercise of stock options	1,397	2,405
Income tax benefit related to stock awards	1,382	1,598
Stock repurchases	(21,616)	(5,829)
Change in book overdraft	1,440	1,675
Proceeds from debt borrowings	243,500	3,500
Debt and capital lease obligation payments	(257,779)	(5,408)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(45,636)	(13,593)

Net (decrease) increase in cash and cash equivalents	(1,447)	22,500
Cash and cash equivalents at beginning of period	19,964	19,978

Cash and cash equivalents at end of period	$18,517	$42,478

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 25, 2009 and April 19, 2008 are not necessarily indicative of the results to be expected for a full year. The balance sheet at January 3, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2009 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2009 (sixteen weeks), second quarter ending July 18, 2009 (twelve weeks), third quarter ending October 10, 2009 (twelve weeks) and fourth quarter ending January 2, 2010 (twelve weeks).
SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 25, 2009 and April 19, 2008. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25, 2009	APRIL 19, 2008
	(Percent of Sales)
DSD	17.8%	17.9%
Warehouse delivery	3.0	2.4

Total	20.8%	20.3%

SIGNIFICANT ACCOUNTING POLICIES — The following discussion provides the significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 3, 2009.
     Earnings Per Share. In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. The FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company adopted this standard as of January 4, 2009. See Note 10 for the required disclosures and the impact upon adoption of this standard.
     Derivatives and other Financial Instruments. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company adopted this standard as of January 4, 2009 and it had no impact upon adoption.
2. COMPREHENSIVE INCOME
     Other comprehensive income results from derivative financial instruments and amortization of prior service costs related to the company’s defined benefit and postretirement plans pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income and net income attributable to noncontrolling interest, was $44.6 million and $53.4 million for the sixteen weeks ended April 25, 2009 and April 19, 2008, respectively.
     During the sixteen weeks ended April 25, 2009, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2009
Accumulated other comprehensive loss, January 3, 2009	$(102,279)
Derivative transactions:
Net deferred (loss) on closed contracts, net of income tax of $(1,655)	(2,647)
Reclassified to earnings, net of income tax of $4,489	7,171
Effective portion of change in fair value of hedging instruments, net of income tax of $1,692	2,703
Amortization of prior service costs, net of income tax of $39	63
Amortization of actuarial loss, net of income tax of $327	523

Accumulated other comprehensive loss, April 25, 2009	$(94,466)

3. GOODWILL AND OTHER INTANGIBLES
     There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 25, 2009. The balance as of April 25, 2009 is as follows (amounts in thousands):

DSD	$195,558
Warehouse delivery	4,477

Total	$200,035

     As of April 25, 2009 and January 3, 2009, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 25, 2009			January 3, 2009
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$33,608	$2,082	$31,526	$33,608	$1,633	$31,975
Customer relationships	75,434	6,974	68,460	75,434	5,784	69,650
Non-compete agreements	1,874	1,261	613	1,874	1,239	635
Distributor relationships	2,600	120	2,480	2,600	67	2,533

Total	$113,516	$10,437	$103,079	$113,516	$8,723	$104,793

     There is an additional $1.5 million in indefinite life intangible assets from the ButterKrust Bakery (“ButterKrust”) acquisition separately identified from goodwill, as discussed in Note 5.

     Aggregate amortization expense for the sixteen weeks ending April 25, 2009 and April 19, 2008 was as follows (amounts in thousands):

	2009	2008
Amortizable intangible assets expense	$1,714	$481
Amortizable intangible liabilities (income)	(14)	(199)

Total	$1,700	$282

     Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2009	$3,912
2010	$5,570
2011	$5,515
2012	$5,460
2013	$5,405
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 6 Derivative Financial Instruments for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R, as amended, was effective to the company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after January 3, 2009. This standard had no immediate impact upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The company adopted SFAS No. 160 as of January 4, 2009. As a result, upon adoption, the company has classified the “Minority Interest in Variable Interest Entity” balance to a new component of equity with respect to noncontrolling interests. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this form 10-Q has been reclassified where required.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the company as of January 4, 2009. The additional disclosures required by this standard are included in Note 6.

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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009. The company is currently evaluating the requirements of these additional disclosures.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending July 18, 2009. The company is currently evaluating the requirements of these additional disclosures.
5. ACQUISITIONS
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

     The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted
		Average
		Amortization
	Amount	Years
Trademarks	$2,200	22.0
Customer relationships	18,900	25.0

Total intangible assets subject to amortization	$21,100	24.7

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

     The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

		Weighted
		Average
		Amortization
	Amount	Years
Trademarks	$19,200	20.0
Customer relationships	43,100	20.0
Distributor relationships	2,600	15.0

Total intangible assets subject to amortization	$64,900	19.8

     Goodwill of $66.1 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.
     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of the first quarter of fiscal 2008 (amounts in thousands, except per share data):

For the
quarter ended
April 19, 2008
Sales	$747,797
Net income	$36,354
Net income per share — Basic	$0.39
Net income per share — Diluted	$0.38
     These amounts have been calculated after adjusting the results of ButterKrust and Holsum to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied from the beginning of the period presented. In addition, pro forma adjustments have been made for the common shares issued for Holsum and the interest incurred for financing the acquisitions. Taxes have also been adjusted for the effect of the items discussed.
6. DERIVATIVE FINANCIAL INSTRUMENTS
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

     As of April 25, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(17.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	1.0	—	—	1.0

Total	1.0	—	—	1.0

Liabilities:
Other current	(10.3)	(7.3)	—	(17.6)
Other long-term	—	(1.1)	—	(1.1)

Total	(10.3)	(8.4)	—	(18.7)

Net Fair Value	$(9.3)	$(8.4)	$—	$(17.7)

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2010. Under SFAS 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at April 25, 2009 or January 3, 2009 that did not qualify for hedge accounting under SFAS 133.
     As of April 25, 2009, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $28.4 million. Of this total, approximately $10.7 million and $0.2 million were related to instruments expiring in 2009 and 2010, respectively, and $17.5 million was related to deferred losses on cash flow hedge positions.
     INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility
     The interest rate swap agreements results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received will be recorded as interest expense. Under SFAS 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps is recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, marketing and administrative expenses.
     As of April 25, 2009, the fair value of the interest rate swaps was $(8.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:

Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.3)	—	(4.3)
Other long-term	—	(4.1)	—	(4.1)

Total	—	(8.4)	—	(8.4)

Net Fair Value	$—	$(8.4)	$—	$(8.4)

     During the sixteen weeks ended April 25, 2009, interest expense of $1.5 million was recognized due to periodic settlements of the swaps.
     As of April 25, 2009, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $5.2 million. Of this total, approximately $1.9 million, $1.8 million, $1.0 million, $0.4 million and $0.1 million was related to instruments expiring in 2009, 2010, 2011, 2012 and 2013, respectively.

     The company has the following derivative instruments located on the consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 25, 2009		January 3, 2009		April 25, 2009		January 3, 2009
	Balance		Balance		Balance		Balance
Derivatives designated as hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments under Statement 133	location	Value	location	Value	location	Value	location	Value

Interest rate contracts	—	$—	—	$—	Other current liabilities	$4,227	Other current liabilities	$4,311
Interest rate contracts	—	—	—	—	Other long term liabilities	4,138	Other long term liabilities	5,137
Commodity contracts	Other long term assets	1,043	Other long term assets	249	Other current liabilities	17,650	Other current liabilities	20,668
Commodity contracts	—	—	—	—	Other long term liabilities	1,117	Other long term liabilities	618

Total		$1,043		$249		$27,132		$30,734

     The company has the following derivative instruments located on the consolidated statement of income, utilized for risk management purposes detailed above:

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on			from Accumulated OCI into Income
Derivatives in Statement 133	Derivative (Effective Portion)		Location of Gain or (Loss)	(Effective Portion)
Cash Flow Hedge	For the sixteen weeks ended		Reclassified from AOCI into Income	For the sixteen weeks ended
Relationships	April 25, 2009	April 19, 2008	(Effective Portion)	April 25, 2009	April 19, 2008

Interest rate contracts	$666	$—	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, marketing and administrative	(522)	—
Commodity contracts	2,037	14,447	Production costs[1]	(6,649)	(215)

Total	$2,703	$14,447		$(7,171)	$(215)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)
Derivatives in Statement 133 Cash	Portion and Amount Excluded from	For the sixteen weeks ended
Flow Hedge Relationships	Effectiveness Testing)	April 25, 2009	April 19, 2008

Interest rate contracts	Selling, marketing and administrative expenses	$—	$—
Commodity contracts	Selling, marketing and administrative expenses	(617)	—

Total		$(617)	$—

     As of April 25, 2009, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivative in Statement 133 Cash Flow Hedge Relationship	Notional amount (millions)
Interest rate contracts	$77.3
Wheat contracts	77.6
Soybean Oil contracts	28.0
Natural gas contracts	16.4
Diesel contracts	3.0
Total	$202.3

     The company’s derivative instruments contain no credit-risk-related contingent features at April 25, 2009.
7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 25, 2009 and January 3, 2009 (amounts in thousands):

	APRIL 25, 2009	JANUARY 3, 2009
Unsecured credit facility	$100,500	$110,000
Unsecured term loan	142,500	146,250
Capital lease obligations	24,590	24,978
Other notes payable	4,650	5,189

	272,240	286,417
Less current maturities	21,481	22,538

Total long-term debt and capital leases	$250,759	$263,879

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 25, 2009 and January 3, 2009, the company was in compliance with all restrictive financial covenants under the term loan. As of April 25, 2009 and January 3, 2009, the amounts outstanding under the term loan were $142.5 million and $146.3 million, respectively.
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
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 25, 2009 and January 3, 2009, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Financing costs of $0.9 million were deferred and are being amortized over the term of the credit facility. There were $100.5 million and $110.0 million in outstanding borrowings under the credit facility at April 25, 2009 and January 3, 2009, respectively.
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
     Following is the effect of the VIE during the sixteen weeks ended April 25, 2009 and April 19, 2008:

	SIXTEEN WEEKS		SIXTEEN WEEKS
	ENDED APRIL 25, 2009		ENDED APRIL 19, 2008
		% OF		% OF
	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$33,268	2.5%	$34,432	3.2%
Sales	$1,528	0.2%	$2,800	0.4%
Income before income taxes	$452	0.8%	$1,301	2.3%
     The assets consist primarily of $22.9 million and $23.6 million as of April 25, 2009 and April 19, 2008, respectively, of transportation equipment recorded as capital lease obligations.
9. LITIGATION
     The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in future fiscal periods.
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. The company asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. The company is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by the company. However, we deny allegations and believes that the claims are without factual or legal bases.
10. EARNINGS PER SHARE
     As discussed in Note 4, effective January 4, 2009, the company adopted FSP No. EITF 03-6-1. We have retrospectively adjusted earnings per common share for all prior periods presented. We now use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. As concluded in FSP No. EITF 03-6-1, unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities under SFAS No. 128, Earnings Per Share, and accordingly, are now included in the basic computation as such. The company’s unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 25, 2009 and April 19, 2008 (amounts in thousands, except per share data):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25, 2009	APRIL 19, 2008
Net income attributable to Flowers Foods, Inc.	$37,381	$35,783
Dividends on restricted shares not expected to vest*	—	—

Net income attributable to common and participating shareholders	$37,381	$35,783

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	92,311	91,700
Weighted average shares outstanding for participating securities	412	379

Basic weighted average shares outstanding	92,723	92,079

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.40	$0.39

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25, 2009	APRIL 19, 2008
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	92,723	92,079
Add: Shares of common stock assumed upon vesting and exercise of stock awards	515	463

Diluted weighted average shares outstanding per common share	93,238	92,542

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.40	$0.39

*	The company expects all restricted share awards outstanding at April 25, 2009 and April 19, 2008 to vest.
     Stock options to purchase 1,841,417 shares and 850,200 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 25, 2009 and April 19, 2008, respectively, because their effect would have been anti-dilutive.
     We have retrospectively adjusted the prior period to reflect the results that would have been reported had we applied the provisions of FSP No. EITF 03-6-1 for computing earnings per common share for all periods presented. The adoption of this FSP did not change basic or diluted EPS for the sixteen weeks ended April 19, 2008.
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
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2009	2/4/2008	2/5/2007
Shares granted	993	850	831
Exercise price($)	23.84	24.75	19.57
Vesting date	2/9/2012	2/4/2011	2/5/2010
Fair value per share($)	5.87	5.80	6.30
Dividend yield(%)(1)	2.20	1.90	1.70
Expected volatility(%)(2)	31.80	27.30	33.90
Risk-free interest rate(%)(3)	2.00	2.79	4.74
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at April 25, 2009	993	848	824

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 and 2009 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2008 and 2009 are different from the awards that have fully vested.
     The stock option activity for the sixteen weeks ended April 25, 2009 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 3, 2009	2,975	$18.46
Granted	993	$23.84
Exercised	(187)	$9.47
Forfeited	(2)	$18.68

Outstanding at April 25, 2009	3,779	$20.31	5.23	$13,588

Exercisable at April 25, 2009	1,114	$14.35	3.76	$10,651

     As of April 25, 2009, all options outstanding under the EPIP had an average exercise price of $20.31 and a weighted average remaining contractual life of 5.2 years.
     During the sixteen weeks ended April 25, 2009 and April 19, 2008, the company recorded stock-based compensation expense of $1.5 million and $1.3 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model.
     As of April 25, 2009, there was $9.5 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
     The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the sixteen weeks ended April 25, 2009 and April 19, 2008 were as follows (amounts in thousands):

	April 25,	April 19,
	2009	2008
Cash received from option exercises	$1,397	$2,405
Cash tax windfall benefit	$921	$1,239
Intrinsic value of stock options exercised	$2,700	$3,650
     Generally, if the employee dies, becomes disabled or retires, the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.
Performance-Contingent Restricted Stock
     Certain key employees have been granted performance-contingent restricted stock. The 2008 and 2009 awards generally vest two years from the date of grant and require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met, the awards are forfeited. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
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
     In connection with the vesting of 222,525 shares of restricted stock granted in February 2007, during the sixteen weeks ended April 25, 2009, an additional 44,505 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount.
     For grants prior to 2009, if the grantee dies, becomes disabled or retires, the performance-contingent restricted stock generally vests immediately. For the 2009 grant, if the grantee dies or becomes disabled the performance-contingent restricted stock generally vests immediately. However, at retirement grantees under the 2009 grant will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The following restricted stock awards have been granted under the EPIP since fiscal 2007 (amounts in thousands, except price data):

Grant date	2/5/2007	2/4/2008	2/9/2009
Shares granted	224	210	204
Vesting date	2/5/2009	2/4/2010	2/9/2011
Fair value per share	$20.98	$27.03	$24.96
Expense during the sixteen weeks ended April 19, 2008	$679	$655	$—
Expense during the sixteen weeks ended April 25, 2009	$170	$873	$588
     A summary of the status of the company’s nonvested shares as of April 25, 2009, and changes during the quarter ended April 25, 2009, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 3, 2009	432	$23.92
Granted	204	$24.96
Vested	(222)	$20.98
Forfeited	—	$—

Nonvested at April 25, 2009	414	$26.01

     As of April 25, 2009, there was $6.7 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the period ended April 25, 2009 was $5.3 million.
Stock Appreciation Rights
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
     The fair value of the rights at April 25, 2009 ranged from $10.25 to $20.66. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 25, 2009: dividend yield 2.3%; expected volatility 32.0%; risk-free interest rate 1.97% and expected life of 1.20 years to 3.55 years. During the sixteen weeks ended April 25, 2009 and April 19, 2008 the company recorded expense of $0.01 million and $0.4 million, respectively, related to these rights.

     The rights activity for the sixteen weeks ended April 25, 2009 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value
Outstanding at January 3, 2009	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at April 25, 2009	231	$11.14	4.61	$2,967

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual after that time at a designated time selected by the individual at the date of conversion. During the first quarter of fiscal 2008 an aggregate of 22,160 were converted. During the fourth quarter of fiscal 2008 an additional 12,630 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion.
     Pursuant to the EPIP, during the second quarter of fiscal 2008, non-employee directors were granted an aggregate of 35,800 shares of deferred stock with a one year vesting period. The deferred stock will be distributed to the grantee at a designated time selected by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the second quarter of fiscal 2008 a total of 24,025 shares were exercised.
     The deferred stock activity for the sixteen weeks ended April 25, 2009 is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2009	101	$23.30
Deferred stock issued	—	—
Deferred stock exercised	(5)	$19.57

Outstanding at April 25, 2009	96	$23.49	0.93	$135

     The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 25, 2009 and April 19, 2008 (amounts in thousands):

	April 25,	April 19,
	2009	2008
Stock options	$1,457	$1,270
Restricted stock	1,631	1,334
Stock appreciation rights	10	421
Deferred stock	429	374

Total stock based compensation	$3,527	$3,399

12. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 25, 2009 as compared to accounts at January 3, 2009 (amounts in thousands):

	AS OF
	APRIL 25,	JANUARY 3,
	2009	2009
Noncurrent benefit asset	$—	$—
Current benefit liability	$922	$922
Noncurrent benefit liability	$79,000	$78,897
Accumulated other comprehensive loss	$60,889	$61,475

Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 25, 2009, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 25, 2009 the company contributed $0.2 million to company pension plans.
     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25,	APRIL 19,
	2009	2008
Service cost	$96	$90
Interest cost	5,744	5,226
Expected return on plan assets	(5,826)	(7,531)
Amortization of net loss	839	—

Total net periodic benefit cost (income)	$853	$(2,215)

Post-retirement Benefit Plan
     The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25,	APRIL 19,
	2009	2008
Service cost	$265	$118
Interest cost	342	132
Amortization of net loss	11	—
Amortization of prior service cost	102	102

Total net periodic benefit cost	$720	$352

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the sixteen weeks ended April 25, 2009 and April 19, 2008, the total cost and contributions were $5.2 million and $4.9 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
13. INCOME TAXES
     The company’s effective tax rate for the first quarter of fiscal 2009 was 36.6%. This rate is higher than the 2008 annual effective tax rate of 35.6%, due to favorable discrete items recognized during the prior year and the decreased earnings of the variable interest entity during the quarter ended April 25, 2009. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     During the first quarter of fiscal 2009, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
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

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 25,	APRIL 19,
	2009	2008
SALES:
DSD	$672,993	$558,074
Warehouse delivery	174,631	153,798
Eliminations:
Sales from warehouse delivery to DSD	(35,899)	(30,972)
Sales from DSD to warehouse delivery	(4,718)	(4,193)

	$807,007	$676,707

DEPRECIATION AND AMORTIZATION:
DSD	$19,537	$15,957
Warehouse delivery	4,646	4,722
Other	94	233

	$24,277	$20,912

INCOME (LOSS) FROM OPERATIONS:
DSD	$56,930	$53,392
Warehouse delivery	14,224	8,259
Other	(11,908)	(7,502)

	$59,246	$54,149

NET INTEREST INCOME:	$459	$3,497

INCOME BEFORE INCOME TAXES:	$59,705	$57,646

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 16 Weeks Ended April 25, 2009			For the 16 Weeks Ended April 19, 2008
		Warehouse			Warehouse
	DSD	Delivery	Total	DSD	Delivery	Total
Branded Retail	$373,619	$40,614	$414,233	$329,773	$31,150	$360,923
Store Branded Retail	109,404	18,523	127,927	72,767	14,499	87,266
Foodservice and Other	185,252	79,595	264,847	151,341	77,177	228,518

Total	$668,275	$138,732	$807,007	$553,881	$122,826	$676,707

15. SUBSEQUENT EVENTS
     On May 29, 2009, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock to be paid on July 2, 2009 to shareholders of record on June 19, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 25, 2009 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
     The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Southwest and Mid-Atlantic as well as select markets in California and Nevada through its direct store delivery system. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
OVERVIEW:
     Flowers Foods, Inc. is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest, as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to retail vending and co-pack customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers nationwide primarily through warehouse distribution. This organizational structure is the basis of the operating segment data presented in this report.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In August 2008, the company acquired ButterKrust Bakery (“ButterKrust”) in Lakeland, Florida, adding additional production capacity in the Florida market. Also in August 2008, the company acquired Holsum Holdings, LLC (“Holsum”) which operates two bakeries in the Phoenix, Arizona area and expands the company into new geographic markets. In November 2007, the company purchased property in Bardstown, Kentucky. In January 2008, the company began construction of a bakery facility on this property that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. The facility began bread production on May 11, 2009.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the sixteen weeks ended April 25, 2009 increased 19.3% as compared to the sixteen weeks ended April 19, 2008. Contributing to this increase were favorable pricing/mix, volume, and the ButterKrust and Holsum acquisitions.
     For the first quarter of fiscal 2009, diluted net income per share was $0.40 as compared to $0.39 per share for the first quarter of fiscal 2008, a 2.6% increase. For the first quarter of fiscal 2009, net income attributable to Flowers Foods, Inc. was $37.4 million, a 4.5% increase over $35.8 million reported for the first quarter of fiscal 2008.
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. In our Form 10-K for the fiscal year ended January 3, 2009, we discuss the areas where we believe that the estimates, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion. The following discussion provides the significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 3, 2009.
     Earnings Per Share. In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The company adopted this standard as of January 4, 2009. See Note 10 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the required disclosures and the impact upon adoption of this standard.

     Derivatives and other Financial Instruments. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company adopted this standard as of January 4, 2009 and it had no impact upon adoption.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 25, 2009 and April 19, 2008, are set forth below (Dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 25, 2009	April 19, 2008	April 25, 2009	April 19, 2008	Dollars	%
Sales
DSD	$668,275	$553,881	82.8	81.8	$114,394	20.7
Warehouse delivery	138,732	122,826	17.2	18.2	15,906	13.0

Total	$807,007	$676,707	100.0	100.0	$130,300	19.3

Gross margin[1]
DSD [2]	$335,648	$291,382	50.2	52.6	$44,266	15.2
Warehouse delivery[2]	41,897	35,354	30.2	28.8	6,543	18.5

Total	$377,545	$326,736	46.8	48.3	$50,809	15.6

Selling, marketing and administrative expenses
DSD[2]	$259,181	$222,033	38.8	40.1	$37,148	16.7
Warehouse delivery[2]	23,027	22,373	16.6	18.2	654	2.9
Corporate[3]	11,814	7,269	—	—	4,545	62.5

Total	$294,022	$251,675	36.4	37.2	$42,347	16.8

Depreciation and Amortization
DSD[2]	$19,537	$15,957	2.9	2.9	$3,580	22.4
Warehouse delivery[2]	4,646	4,722	3.3	3.8	(76)	(1.6)
Corporate[3]	94	233	—	—	(139)	(59.7)

Total	$24,277	$20,912	3.0	3.1	$3,365	16.1

Income from operations
DSD[2]	$56,930	$53,392	8.5	9.6	$3,538	6.6
Warehouse delivery[2]	14,224	8,259	10.3	6.7	5,965	72.2
Corporate[3]	(11,908)	(7,502)	—	—	(4,406)	(58.7)

Total	$59,246	$54,149	7.3	8.0	$5,097	9.4

Interest income, net	$459	$3,497	.1	.5	$(3,038)	(86.9)

Income taxes	$21,872	$20,562	2.7	3.0	$1,310	6.4

Net income	$37,833	$37,084	4.7	5.5	$749	2.0

Net income attributable to noncontrolling interest	$(452)	$(1,301)	(.1)	(.2)	$(849)	(65.3)

Net income attributable to Flowers Foods, Inc.	$37,381	$35,783	4.6	5.3	$1,598	4.5

1.	Gross margin is defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts

2.	As a percentage of revenue within the reporting segment

3.	The corporate segment has no revenues

CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 25, 2009 COMPARED TO SIXTEEN WEEKS ENDED APRIL 19, 2008
     Consolidated Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 25, 2009		April 19, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$414,233	51.3%	$360,923	53.3%	14.8%
Store Branded Retail	127,927	15.9	87,266	12.9	46.6%
Foodservice and Other	264,847	32.8	228,518	33.8	15.9%

Total	$807,007	100.0%	$676,707	100.0%	19.3%

     The 19.3% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	6.8%
Volume	0.5%
Acquisitions	12.0%

Total Percentage Change in Sales	19.3%

     The increase in branded retail sales was due primarily to increased sales of branded soft variety and branded multi-pack cake, as well as the contribution from acquisitions. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions and, to a lesser extent, store brand cake and buns and rolls increases. The increase in foodservice and other sales was due primarily to the acquisitions and foodservice, partially offset by decreased contract manufacturing.
     Direct-Store-Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 25, 2009		April 19, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$373,619	55.9%	$329,773	59.5%	13.3%
Store Branded Retail	109,404	16.4	72,767	13.1	50.3%
Foodservice and Other	185,252	27.7	151,341	27.4	22.4%

Total	$668,275	100.0%	$553,881	100.0%	20.7%

     The 20.7% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	4.6%
Volume	1.5%
Acquisitions	14.6%

Total Percentage Change in Sales	20.7%

     The increase in branded retail sales was due primarily to the acquisitions and growth in branded soft variety. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in foodservice and other sales was primarily due to the acquisitions and increases in fast food.

     Warehouse Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 25, 2009		April 19, 2008		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$40,614	29.3%	$31,150	25.4%	30.4%
Store Branded Retail	18,523	13.4	14,499	11.8	27.8%
Foodservice and Other	79,595	57.3	77,177	62.8	3.1%

Total	$138,732	100.0%	$122,826	100.0%	13.0%

     The 13.0% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	14.9%
Volume	(1.9)%

Total Percentage Change in Sales	13.0%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in foodservice and other sales, which include contract production and vending, was due to a positive mix shift from lower margin contract to higher margin foodservice volume.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). The decrease as a percent of sales was primarily due to significant increases in ingredient costs, as well as lower margins for the Holsum and ButterKrust acquisitions, partially offset by sales gains, improved manufacturing efficiency, and lower labor costs as a percent of sales. The Bardstown, Kentucky plant incurred start-up costs of $1.0 million, of which $0.8 million was included in cost of sales.
     The DSD segment gross margin decreased as a percent of sales primarily as a result of significant increases in ingredient costs and lower margins for the Holsum and ButterKrust acquisitions. These were offset by sales gains, improved manufacturing efficiency, and reduced waste. The Bardstown, Kentucky plant incurred start-up costs of $1.0 million, of which $0.8 million was included in cost of sales.
     The warehouse delivery segment’s gross margin increased as a percent of sales primarily a result of lower labor and freezer storage and rent costs, offset by higher ingredient costs.
     Selling, Marketing and Administrative Expenses. The decrease as a percent of sales was due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and significantly higher pension costs. Sales gains and the Holsum acquisition resulted in the increase in distributor discounts.
     The DSD segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains, lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and marketing expense as a percent of sales.
     The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor costs as a percent of sales, partially offset by higher freezer costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to increased depreciation expense related to capital expenditures subsequent to the first quarter of fiscal 2008 and the Holsum and ButterKrust acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to the acquisitions. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of increased depreciation expense due to capital expenditures subsequent to the first quarter of fiscal 2008.

     Income from operations. The increase in the DSD segment income from operations was primarily attributable to higher sales and improved manufacturing efficiencies. The increase in the warehouse delivery segment income from operations was primarily a result of higher branded retail and foodservice sales, partially offset by lower sales volume in contract manufacturing. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.
     Net Interest Income. The decrease was related to higher interest expense on the credit facility and term loans used for the Holsum and ButterKrust acquisitions.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2009 was 36.6% compared to 35.7% in the first quarter of the prior year. The increase in the rate is due mainly to the favorable discrete items that were recognized during the prior year quarter and the decreased earnings of the variable interest entity in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. Noncontrolling interest represents all the earnings of the company’s variable interest entity (“VIE”) under the consolidation provisions of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. All the earnings of the VIE are eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 8 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $18.5 million at April 25, 2009 from $20.0 million at January 3, 2009. The decrease resulted from $58.3 million provided by operating activities, offset by $14.2 million and $45.6 million disbursed for investing activities and financing activities, respectively.
     Included in cash and cash equivalents at April 25, 2009 and January 3, 2009 was $6.2 million and $5.6 million, respectively, related to the company’s VIE, which is not available for use by the company.
     Cash Flows Provided by Operating Activities. Net cash of $58.3 million provided by operating activities during the sixteen weeks ended April 25, 2009 consisted primarily of $37.8 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$24,277
Non cash effect of derivative activity	9,144
Stock-based compensation	3,527
Deferred income taxes	(1,723)
Provision for inventory obsolescence	325
Allowances for accounts receivable	1,614
Pension and postretirement plans expense	1,573
Other	76

Total	$38,813

     Cash disbursed for working capital and other activities was $18.3 million. As of April 25, 2009, the company had $17.9 million recorded in other current assets representing collateral for hedged positions. As of April 19, 2008, the company had $17.5 million recorded in other current assets representing collateral for hedged positions.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 25, 2009 of $14.2 million consisted primarily of capital expenditures of $14.9 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $12.8 million and $1.5 million, respectively. The company estimates capital expenditures of approximately $75.0 million during fiscal 2009. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $45.6 million during the sixteen weeks ended April 25, 2009 consisted primarily of dividends paid of $14.0 million, stock repurchases of $21.6 million, and net debt repayments of $14.3 million, partially offset by proceeds of $1.4 million from the exercise of stock options and the related share-based payments income tax benefit of $1.4 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 25, 2009 and January 3, 2009, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $100.5 million and $110.0 million in outstanding borrowings under the credit facility at April 25, 2009 and January 3, 2009, respectively.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for borrowings through the maturity date of August 4, 2013. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 25, 2009 and January 3, 2009, the company was in compliance with all restrictive financial covenants under the term loan. As of April 25, 2009 and January 3, 2009, the amounts outstanding under the term loan were $142.5 million and $146.3 million.
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
     Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility or term loan, but could affect future credit availability.
Uses of Cash
     On February 20, 2009, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 20, 2009 to shareholders of record on March 6, 2009. This dividend payment was $14.0 million. On May 29, 2009, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that will be paid on July 2, 2009 to shareholders of record on June 19, 2009.
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2009, 944,591 shares, at a cost of $21.6 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 25, 2009, 21.8 million shares, at a cost of $346.1 million, have been purchased.
     During the first quarter of fiscal 2009, the company paid $26.3 million in performance-based cash awards under the company’s bonus plan.
NEW ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 6 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R, as amended, was effective to the company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after January 3, 2009. This standard had no immediate impact upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The company adopted SFAS No. 160 as of January 4, 2009. As a result, upon adoption, the company has classified the “Minority Interest in Variable Interest Entity” balance to a new component of equity with respect to noncontrolling interests. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-Q has been reclassified where required.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the company as of January 4, 2009. The additional disclosures required by this standard are included in Note 6 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets.

Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009. The company is currently evaluating the requirements of these additional disclosures.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending July 18, 2009. The company is currently evaluating the requirements of these additional disclosures.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 25, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(17.7) million. Of this fair value, $(9.3) million is based on quoted market prices and $(8.4) million is based on models and other valuation methods. Approximately $(17.4) million and $(0.3) million of this fair value relates to instruments that will be utilized in fiscal 2009 and fiscal 2010, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 25, 2009, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $10.7 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility. As of April 25, 2009, the fair value of these interest rate swaps was $(8.4) million. All of this fair value is based on valuation models and $(3.2) million, $(3.0) million, $(1.5) million, $(0.6) million and $(0.1) million of this fair value is related to instruments expiring in 2009 through 2013, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of April 25, 2009, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $0.9 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 25, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a future fiscal periods.
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. The company asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. The company is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by the company. However, we deny these allegations and believes that the claims are without factual or legal bases.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 3, 2009 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002 our board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors further increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2009 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
		Weighted	as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
	(Amounts in thousands, except price data)
January 4, 2009 — January 31, 2009	—	—	—	9,143
February 1, 2009 — February 28, 2009	92	$23.71	92	9,051
March 1, 2009 — March 28, 2009	673	$22.49	673	8,378
March 29, 2009 — April 25, 2009	180	$23.93	180	8,198

Total	945	$22.88	945

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.
By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board, Chief Executive Officer and President

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: June 4, 2009

EXHIBIT INDEX

Exhibit
No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

*3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc.

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of February 11, 2005 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 29, 2005, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.5	—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 27, 2008, File No. 1-16247).

10.6	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.7	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.8	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247)

10.9	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.10	—	Form of Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

Exhibit
No		Name of Exhibit
10.11	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.12	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.13	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.14	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.15	—	First Amendment dated August 25, 2006 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.16	—	Second Amendment dated January 2, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.17	—	Third Amendment dated January 23, 2007 to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 28, 2007, File No. 1-16247).

10.18	—	Fourth Amendment to the Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as previously amended and restated as of February 11, 2005. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247)

10.19	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

10.20	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.21	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.22	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.23	—	Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.24	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.25	—	Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

Exhibit
No		Name of Exhibit
*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 25, 2009.

*	Filed herewith