Form 10-Q
period 2009-07-18
FLOWERS FOODS INC
filed 2009-08-20
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 18, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 14, 2009

Common Stock, $.01 par value with	91,980,380
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	JULY 18, 2009	JANUARY 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$20,100	$19,964

Accounts and notes receivable, net of allowances of $2,656 and $378, respectively	182,520	178,077

Inventories, net:
Raw materials	22,006	18,032
Packaging materials	12,809	12,162
Finished goods	28,309	23,984

	63,124	54,178

Spare parts and supplies	34,225	32,541

Deferred taxes	28,728	38,745

Other	42,753	28,738

Total current assets	371,450	352,243

Property, Plant and Equipment, net of accumulated depreciation of $633,012 and $601,931, respectively	582,189	587,196

Notes Receivable	94,422	94,652

Assets Held for Sale — Distributor Routes	7,017	7,995

Other Assets	4,449	4,830

Goodwill	200,035	200,035

Other Intangible Assets, net	105,898	106,293

Total assets	$1,365,460	$1,353,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$20,357	$22,538
Accounts payable	120,143	116,818
Other accrued liabilities	120,060	125,713

Total current liabilities	260,560	265,069

Long-Term Debt and Capital Leases	245,960	263,879

Other Liabilities:
Post-retirement/post-employment obligations	79,021	78,897
Deferred taxes	54,092	55,510
Other	43,363	45,835

Total other liabilities	176,476	180,242

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,679,544 shares and 8,913,142 shares, respectively	(177,118)	(157,799)
Capital in excess of par value	525,801	524,383
Retained earnings	407,063	369,397
Accumulated other comprehensive loss	(84,440)	(102,279)

Total Flowers Foods, Inc. stockholders’ equity	672,323	634,719
Noncontrolling interest	10,141	9,335

Total stockholders’ equity	682,464	644,054

Total liabilities and stockholders’ equity	$1,365,460	$1,353,244

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
Sales	$614,448	$540,656	$1,421,455	$1,217,363
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	333,339	293,594	762,801	643,564
Selling, marketing and administrative expenses	216,602	197,662	510,624	449,337
Depreciation and amortization	18,656	16,032	42,933	36,945
Gain on acquisition	3,013	—	3,013	—
Gain on sale of assets	—	2,306	—	2,306
Gain on insurance recovery	—	686	—	686

Income from operations	48,864	36,360	108,110	90,509
Interest expense	(2,806)	(494)	(6,401)	(1,173)
Interest income	2,986	3,151	7,040	7,327

Income before income taxes	49,044	39,017	108,749	96,663
Income tax expense	17,947	13,931	39,819	34,493

Net income	31,097	25,086	68,930	62,170
Less: net income attributable to noncontrolling interest	(756)	(1,137)	(1,208)	(2,438)

Net income attributable to Flowers Foods, Inc.	$30,341	$23,949	$67,722	$59,732

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.33	$0.26	$0.73	$0.65

Weighted average shares outstanding	92,141	92,156	92,474	92,112

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.33	$0.26	$0.73	$0.65

Weighted average shares outstanding	92,630	92,746	92,979	92,580

Cash dividends paid per common share	$0.175	$0.15	$0.325	$0.275

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income (Loss)	issued	Value	Value	Earnings	Income (Loss)	shares	Cost	interest	Total
Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income	$68,930				67,722				1,208	68,930
Derivative instruments	16,815					16,815				16,815
Amortization of prior service costs	110					110				110
Amortization of actuarial loss	914					914				914

Comprehensive income	86,769
Comprehensive income attributable to noncontrolling interests	(1,208)

Comprehensive income attributable to Flowers Foods, Inc.	$85,561

Exercise of stock options				(1,568)			189,724	3,392		1,824
Deferred stock vesting				(352)			19,450	352		—
Issuance of deferred stock award				(146)			6,135	146		—
Issuance of restricted stock award				(4,416)			248,680	4,416		—
Amortization of deferred and restricted stock awards				3,614						3,614
Stock option compensation				2,661						2,661
Conversion of deferred compensation				95						95
Tax benefits related to share based payment awards				1,530						1,530
Stock repurchases							(1,230,391)	(27,625)		(27,625)
Distributions from noncontrolling interest to owners									(402)	(402)
Dividends paid — $0.325 per common share					(30,056)					(30,056)

Balances at July 18, 2009		101,659,924	$1,017	$525,801	$407,063	$(84,440)	(9,679,544)	$(177,118)	$10,141	$682,464

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$68,930	$62,170
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6,041	6,678
Loss reclassified from accumulated other comprehensive income to net income	32,995	426
Depreciation and amortization	42,933	36,945
Gain on acquisition	(3,013)	—
Deferred income taxes	(2,569)	(2,232)
Provision for inventory obsolescence	338	492
Allowances for accounts receivable	2,099	901
Pension and postretirement plans expense (benefit)	2,753	(3,259)
Other	247	(2,467)
Changes in assets and liabilities:
Accounts and notes receivable, net	(6,164)	(27,586)
Pension contributions	(450)	—
Inventories, net	(6,375)	(5,324)
Other assets	(3,473)	(2,834)
Accounts payable and other accrued liabilities	(17,933)	(7,829)

NET CASH PROVIDED BY OPERATING ACTIVITIES	116,359	56,081

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28,183)	(41,964)
Increase of notes receivable	(148)	(3,363)
Acquisitions, net of cash acquired	(8,842)	—
Other	(373)	3,603

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(37,546)	(41,724)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(30,056)	(25,358)
Exercise of stock options	1,824	2,439
Income tax benefit related to stock awards	1,352	1,713
Stock repurchases	(27,625)	(5,829)
Change in book overdraft	(3,708)	8,989
Proceeds from debt borrowings	456,000	30,000
Debt and capital lease obligation payments	(476,062)	(26,757)
Other	(402)	—

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(78,677)	(14,803)

Net increase (decrease) in cash and cash equivalents	136	(446)
Cash and cash equivalents at beginning of period	19,964	19,978

Cash and cash equivalents at end of period	$20,100	$19,532

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 18, 2009 and July 12, 2008 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 3, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
     ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2009 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2009 (sixteen weeks), second quarter ended July 18, 2009 (twelve weeks), third quarter ending October 10, 2009 (twelve weeks) and fourth quarter ending January 2, 2010 (twelve weeks).
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
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
	(Percent of Sales)		(Percent of Sales)
DSD	18.8%	18.3%	18.2%	18.1%
Warehouse delivery	2.8	2.8	2.9	2.5

Total	21.6%	21.1%	21.1%	20.6%

2. COMPREHENSIVE INCOME (LOSS)
     Other comprehensive income (loss) results from derivative financial instruments and amortization of prior service costs and actuarial loss related to the company’s defined benefit and postretirement plans pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income (loss) and net income attributable to noncontrolling interest, was $41.0 million and $85.6 million for the twelve and twenty-eight weeks ended July 18, 2009, respectively. Total comprehensive income attributable to Flowers Foods, Inc. was $1.4 million and $53.6 million for the twelve and twenty-eight weeks ended July 12, 2008, respectively.
     During the twenty-eight weeks ended July 18, 2009, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 3, 2009	$(102,279)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $(2,691)	(4,299)
Reclassified to earnings, net of income tax of $12,703	20,292
Effective portion of change in fair value of hedging instruments, net of income tax of $514	822
Amortization of actuarial loss, net of income tax of $572	914
Amortization of prior service costs, net of income tax of $69	110

Accumulated other comprehensive loss, July 18, 2009	$(84,440)

3. RECENT ACCOUNTING PROUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 7., Derivative Financial Instruments, for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R, as amended, was effective to the company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after January 3, 2009. The company applied the provisions of SFAS 141R to the acquisition it made during the second quarter of fiscal 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The company adopted SFAS No. 160 as of January 4, 2009. As a result, upon adoption, the company has classified the “Minority Interest in Variable Interest Entity” balance to a new component of equity with respect to noncontrolling interests. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-Q has been reclassified where required.

     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the company as of January 4, 2009. The additional disclosures required by this standard are included in Note 7, Derivative Financial Instruments.
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
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are included in Note 6., Fair Value of Financial Instruments, below.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have an impact on our condensed consolidated balance sheet and condensed consolidated statements of income. The company has evaluated subsequent events through August 20, 2009, the date of the filing of this Form 10-Q.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of SFAS 167 on its condensed consolidated balance sheet and statements of income.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
4. ACQUISITIONS
     On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa for $9.4 million of consideration. Based on the preliminary purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statements of income for the twelve and twenty-eight weeks ended July 18, 2009. The gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the company’s warehouse delivery segment.
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
     The aggregate purchase price was $143.9 million, consisting of $80.0 million in cash, including the payoff of certain indebtedness, 1,998,656 shares of company common stock, contingent consideration, a working capital adjustment and acquisition costs. The value of the shares issued was determined based on application of Emerging Issues Task Force Issue 97-15, Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination. The contingent consideration payment of up to $5.0 million is payable to the sellers in cash should the company’s common stock not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. Any future contingent payment made will affect the company’s equity and not goodwill.
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
     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of the first quarter of fiscal 2008 (amounts in thousands, except per share data):

		For the
	For the	Twenty-eight weeks
	Twelve weeks ended	ended
	July 12, 2008	July 12, 2008
Sales	$598,626	$1,346,423
Net income	$22,648	$59,002
Net income per share — Basic	$0.24	$0.63
Net income per share — Diluted	$0.24	$0.62
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
5. GOODWILL AND OTHER INTANGIBLES
     During fiscal 2008, the company acquired ButterKrust and Holsum, which are included in the DSD operating segment. In addition, the company acquired certain assets from affiliates of General Mills during the twenty-eight weeks ended July 18, 2009 that are included in the warehouse delivery operating segment. See Note 4 for goodwill and amortizable intangible asset increases related to the ButterKrust and Holsum acquisitions during fiscal 2008.
     The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 18, 2009, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 3, 2009	$195,558	$4,477	$200,035
Goodwill acquired during the year	—	—	—

Balance as of July 18, 2009	$195,558	$4,477	$200,035

     As of July 18, 2009 and January 3, 2009, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 18, 2009			January 3, 2009
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$2,442	$32,826	$33,608	$1,633	$31,975
Customer relationships	75,434	7,895	67,539	75,434	5,784	69,650
Non-compete agreements	1,874	1,277	597	1,874	1,239	635
Distributor relationships	2,600	160	2,440	2,600	67	2,533
Supply agreement	1,050	54	996	—	—	—

Total	$116,226	$11,828	$104,398	$113,516	$8,723	$104,793

     There is an additional $1.5 million of indefinite life intangible assets from the ButterKrust acquisition separately identified from goodwill, as discussed in Note 4.
     Net amortization expense for the twelve weeks ended July 18, 2009 and July 12, 2008 were as follows (amounts in thousands):

	2009	2008
Amortizable intangible assets expense	$1,391	$393
Amortizable intangible liabilities (income)	(10)	(22)

Total, net	$1,381	$371

     Net amortization expense for the twenty-eight weeks ended July 18, 2009 and July 12, 2008 were as follows (amounts in thousands):

	2009	2008
Amortizable intangible assets expense	$3,105	$873
Amortizable intangible liabilities (income)	(24)	(219)

Total, net	$3,081	$654

     Estimated net amortization of intangibles for the remainder of fiscal 2009 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles, net
Remainder of 2009	$2,797
2010	$6,003
2011	$5,948
2012	$5,677
2013	$5,488
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, states that the appropriate interest rate that should be used to estimate the fair value of the distributor notes should be the current market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,610 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate. The territories are financed over ten years bearing an interest rate of 12%. During the twelve week periods ending July 18, 2009 and July 12, 2008, $3.0 million and $3.1 million, respectively, were recorded as interest income relating to the distributor notes. During the twenty-eight week periods ending July 18, 2009 and July 12, 2008, $7.0 million and $6.8 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At July 18, 2009 and January 3, 2009, the carrying value of the distributor notes was $106.9 million and $106.8 million, respectively, of which the current portion of $12.5 million and $12.1 million, respectively, is recorded in accounts and notes receivable, net. At July 18, 2009 and January 3, 2009, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process. The fair value of the company’s long-term debt at July 18, 2009 approximates the recorded value.
7. DERIVATIVE FINANCIAL INSTRUMENTS
     In the first quarter of fiscal 2008, the company began measuring the fair value of the derivative portfolio using common definitions under SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. Under SFAS No. 157, measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

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
     As of July 18, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(22.0) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	0.2	—	—	0.2

Total	0.2	—	—	0.2

Liabilities:
Other current	(16.5)	(5.1)	—	(21.6)
Other long-term	—	(0.6)	—	(0.6)

Total	(16.5)	(5.7)	—	(22.2)

Net Fair Value	$(16.3)	$(5.7)	$—	$(22.0)

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2010. Under SFAS No. 133, these instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss) and is amortized to materials, supplies, labor, and other production costs as inventory is sold. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 18, 2009 or January 3, 2009 that did not qualify for hedge accounting under SFAS No. 133.
     As of July 18, 2009, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $19.7 million. Of this total, approximately $8.1 million and $5.5 million were related to open contracts that expire in fiscal 2009 and 2010, respectively, and $6.1 million was related to deferred losses not yet amortized to materials, supplies, labor, and other production costs on expired contracts.

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
     The interest rate swap agreements results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received will be recorded as interest expense. Under SFAS No. 133, these swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps is recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, marketing and administrative expenses.
     As of July 18, 2009, the fair value of the interest rate swaps was $(7.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.5)	—	(4.5)
Other long-term	—	(2.6)	—	(2.6)

Total	—	(7.1)	—	(7.1)

Net Fair Value	$—	$(7.1)	$—	$(7.1)

     During the twelve weeks ended July 18, 2009, interest expense of $1.2 million was recognized due to periodic settlements of the swaps. During the twenty-eight weeks ended July 18, 2009, interest expense of $2.7 million was recognized due to periodic settlements of the swaps.
     As of July 18, 2009, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $4.4 million. Of this total, approximately $1.4 million, $2.1 million, $0.8 million, $0.1 million and $(0.1) million was related to instruments expiring in fiscal 2009, 2010, 2011, 2012 and 2013, respectively.
     The company has the following derivative instruments located on the consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 18, 2009		January 3, 2009		July 18, 2009		January 3, 2009
Derivatives designated as	Balance		Balance		Balance		Balance
hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments under SFAS No. 133	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$4,485	Other current liabilities	$4,311
Interest rate contracts	—	—	—	—	Other long term liabilities	2,591	Other long term liabilities	5,137
Commodity contracts	Other long term assets	196	Other long term assets	249	Other current liabilities	21,607	Other current liabilities	20,668
Commodity contracts	—	—	—	—	Other long term liabilities	632	Other long term liabilities	618

Total		$196		$249		$29,315		$30,734

     The company has the following derivative instruments located on the consolidated statements of income, utilized for risk management purposes detailed above (amounts in thousands):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
Derivatives in SFAS No.	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
133	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the twelve weeks ended		Income	For the twelve weeks ended
Relationships	July 18, 2009	July 12, 2008	(Effective Portion)	July 18, 2009	July 12, 2008
Interest rate contracts	$794	$(50)	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, marketing and administrative	(353)	—
Commodity contracts	(2,675)	(19,428)	Production costs(1)	(12,768)	(76)

Total	$(1,881)	$(19,478)		$(13,121)	$(76)

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
Derivatives in SFAS No.	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
133	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the twenty-eight weeks ended		Income	For the twenty-eight weeks ended
Relationships	July 18, 2009	July 12, 2008	(Effective Portion)	July 18, 2009	July 12, 2008
Interest rate contracts	$1,460	$(50)	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, marketing and administrative	(875)	—
Commodity contracts	(638)	(4,981)	Production costs(1)	(19,417)	(291)

Total	$822	$(5,031)		$(20,292)	$(291)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)
Derivatives in SFAS No. 133 Cash	Portion and Amount Excluded from	For the twelve weeks ended
Flow Hedge Relationships	Effectiveness Testing)	July 18, 2009	July 12, 2008
Interest rate contracts	Selling, marketing and administrative expenses	$—	$—
Commodity contracts	Selling, marketing and administrative expenses	—	—

Total		$—	$—

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)
Derivatives in SFAS No. 133 Cash	Portion and Amount Excluded from	For the twenty-eight weeks ended
Flow Hedge Relationships	Effectiveness Testing)	July 18, 2009	July 12, 2008
Interest rate contracts	Selling, marketing and administrative expenses	$—	$—
Commodity contracts	Selling, marketing and administrative expenses	(617)	—

Total		$(617)	$—

     As of July 18, 2009, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Notional amount
Derivative in Statement 133 Cash Flow Hedge Relationship	(millions)
Interest rate contracts	$68.0
Wheat contracts	128.9
Soybean Oil contracts	25.8
Natural gas contracts	13.4
Diesel contracts	2.0

Total	$238.1

     The company’s derivative instruments contain no credit-risk-related contingent features at July 18, 2009.

8. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at July 18, 2009 and January 3, 2009 (amounts in thousands):

	JULY 18, 2009	JANUARY 3, 2009
Unsecured credit facility	$98,000	$110,000
Unsecured term loan	138,750	146,250
Capital lease obligations	25,402	24,978
Other notes payable	4,165	5,189

	266,317	286,417
Less current maturities	20,357	22,538

Total long-term debt and capital leases	$245,960	$263,879

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing the ButterKrust and Holsum acquisitions. The term loan provides for amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 18, 2009 and January 3, 2009, the company was in compliance with all financial covenants under the term loan. As of July 18, 2009 and January 3, 2009, the amounts outstanding under the term loan were $138.8 million and $146.3 million, respectively.
     Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which are being amortized over the life of the term loan.
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 18, 2009 and January 3, 2009, the company was in compliance with all financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Financing costs of $0.9 million were deferred and are being amortized over the term of the credit facility. There were $98.0 million and $110.0 million in outstanding borrowings under the credit facility at July 18, 2009 and January 3, 2009, respectively.
     Included in accounts payable in the condensed consolidated balance sheets are book overdrafts of $15.1 million and $18.9 million as of July 18, 2009 and January 3, 2009, respectively.
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
     Following is the effect of the VIE during the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008:

	TWELVE WEEKS ENDED				TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009		JULY 12, 2008		JULY 18, 2009		JULY 12, 2008
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$34,349	2.5%	$33,421	3.3%	$34,349	2.5%	$33,421	3.3%
Sales	$3,088	0.5%	$2,698	0.5%	$4,616	0.3%	$5,498	0.5%
Income before income taxes	$756	1.5%	$1,137	2.9%	$1,208	1.1%	$2,438	2.5%
     The assets consist primarily of $24.0 million and $23.0 million as of July 18, 2009 and July 12, 2008, respectively, of transportation equipment recorded as capital lease obligations.
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
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. The company asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. The company is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by the company. However, the company denies the allegations and believes that the claims are without factual or legal bases.

11. EARNINGS PER SHARE
     Effective January 4, 2009, the company adopted FSP No. EITF 03-6-1. We have retrospectively adjusted earnings per common share for all prior periods presented. We now use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. As concluded in FSP No. EITF 03-6-1, unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities under SFAS No. 128, Earnings Per Share, and accordingly, are now included in the basic computation as such. The company’s unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
Net income attributable to Flowers Foods, Inc.	$30,341	$23,949	$67,722	$59,732

Dividends on restricted shares not expected to vest*	—	—	—	—

Net income attributable to common and participating shareholders	$30,341	$23,949	$67,722	$59,732

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,727	91,724	92,061	91,710
Weighted average shares outstanding for participating securities	414	432	413	402

Basic weighted average shares outstanding per common share	92,141	92,156	92,474	92,112

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.33	$0.26	$0.73	$0.65

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	92,141	92,156	92,474	92,112
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	489	590	505	468

Diluted weighted average shares outstanding per common share	92,630	92,746	92,979	92,580

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.33	$0.26	$0.73	$0.65

*	The company expects all restricted share awards outstanding at July 18, 2009 and July 12, 2008 to vest.
     Stock options to purchase 1,841,417 shares and 850,200 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008, respectively, because their effect would have been anti-dilutive.
     We have retrospectively adjusted the prior periods to reflect the results that would have been reported had we applied the provisions of FSP No. EITF 03-6-1 for computing earnings per common share for all periods presented. The adoption of this FSP did not change basic or diluted EPS for the twelve and twenty-eight weeks ended July 12, 2008.

12. STOCK BASED COMPENSATION
     Flowers Foods’ 2001 Equity and Performance Incentive Plan as amended and restated as of April 1, 2009 (“EPIP”) authorizes the compensation committee of the board of directors to make awards of options to purchase our common stock, restricted stock, performance stock and performance units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 18,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
     Stock Options
     Stock options granted prior to January 3, 2006 may not be exercised later than ten years after the date of grant, and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant, become exercisable three years from the date of grant, generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. In order to exercise these options the optionees are required to pay the market value calculated as the average high/low trading value at date of grant for pre-2006 awards and the closing market price on the date of grant for post-2006 awards.
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data):

Grant date	2/5/2007	2/4/2008	2/9/2009
Shares granted	831	850	993
Exercise price	19.57	24.75	23.84
Vesting date	2/5/2010	2/4/2011	2/9/2012
Fair value per share ($)	6.30	5.80	5.87
Dividend yield (%)(1)	1.70	1.90	2.20
Expected volatility (%)(2)	33.90	27.30	31.80
Risk-free interest rate (%)(3)	4.74	2.79	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at July 18, 2009	824	848	993

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2009 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2009 are different from the awards that have fully vested.
     The stock option activity for the twenty-eight weeks ended July 18, 2009 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 3, 2009	2,975	$18.46
Granted	993	$23.84
Exercised	(190)	$9.61
Forfeited	(2)	$18.68

Outstanding at July 18, 2009	3,776	$20.32	5.01	$11,894

Exercisable at July 18, 2009	1,111	$14.34	3.53	$9,303

     As of July 18, 2009, all options outstanding under the EPIP had an average exercise price of $20.32 and a weighted average remaining contractual life of 5.01 years.
     During the twenty-eight weeks ended July 18, 2009 and July 12, 2008, the company recorded stock-based compensation expense of $2.7 million and $2.3 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model. During the twelve weeks ended July 18, 2009 and July 12, 2008, the company recorded stock-based compensation expense of $1.2 million and $1.0 million, respectively.
     As of July 18, 2009, there was $8.3 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.
     The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 18, 2009 and July 12, 2008 were as follows (amounts in thousands):

	July 18,	July 12,
	2009	2008
Cash received from option exercises	$1,824	$2,439
Cash tax windfall benefit	$918	$1,264
Intrinsic value of stock options exercised	$2,709	$3,720
     Generally, if the employee dies, becomes disabled or retires, the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.
Performance-Contingent Restricted Stock
     Certain key employees have been granted performance-contingent restricted stock. The 2008 and 2009 awards generally vest two years from the date of grant and require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
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
     In connection with the vesting of 222,525 shares of restricted stock granted in February 2007, during the twenty-eight weeks ended July 18, 2009, an additional 44,505 common shares were issued because the company exceeded the S&P TSR by the maximum amount.
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
     The following restricted stock awards have been granted under the EPIP since fiscal 2007 (amounts in thousands, except price data):

Grant date	2/5/2007	2/4/2008	2/9/2009
Shares granted	224	210	204
Vesting date	2/5/2009	2/4/2010	2/9/2011
Fair value per share	$20.98	$27.03	$24.96
Expense during the twelve weeks ended July 18, 2009	$—	$655	$588
Expense during the twelve weeks ended July 12, 2008	$509	$655	$—
Expense during the twenty-eight weeks ended July 18, 2009	$170	$1,528	$1,176
Expense during the twenty-eight weeks ended July 12, 2008	$1,188	$1,310	$—
     A summary of the status of the company’s nonvested shares as of July 18, 2009, and changes during the twenty-eight weeks ended July 18, 2009, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 3, 2009	432	$23.92
Granted	204	$24.96
Vested	(222)	$20.98
Forfeited	—	$—

Nonvested at July 18, 2009	414	$26.01

     As of July 18, 2009, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the twenty-eight weeks ended July 18, 2009 was $5.3 million.
Stock Appreciation Rights
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the twenty-eight weeks ended July 18, 2009 the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 will be paid out at the time dividends are paid to other common shareholders.
     The fair value of the rights at July 18, 2009 ranged from $7.92 to $19.44. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 18, 2009: dividend yield 2.6%; expected volatility 32.0%; risk-free interest rate 2.54% and expected life of 1.05 years to 3.45 years.
     The rights activity for the twenty-eight weeks ended July 18, 2009 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Current
		Grant Date	Contractual	Intrinsic
	Rights	Fair Value	Term	Value
Outstanding at January 3, 2009	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at July 18, 2009	231	$11.14	4.38	$2,689

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual after that time at a designated time selected by the individual at the date of conversion. During the first quarter of fiscal 2008 an aggregate of 22,160 were converted. During the fourth quarter of fiscal 2008 an additional 12,630 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. The individual non-employee directors who converted their retainer in the fourth quarter of fiscal 2008 received an additional 600 shares, in the aggregate, when the retainer was increased during the second quarter of fiscal 2009.
     Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2009, non-employee directors were granted an aggregate of 47,300 shares of deferred stock. The deferred stock will be distributed to the grantee at a designated time selected by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the second quarter of fiscal 2009 a total of 14,320 shares were exercised for deferred shares issued under the fiscal 2008 grant.
     The deferred stock activity for the twenty-eight weeks ended July 18, 2009 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at January 3, 2009	101	$23.30
Deferred stock issued	48	$20.08
Deferred stock exercised	(19)	24.72

Outstanding at July 18, 2009	130	$21.90	1.20	$196

     The following table summarizes the company’s stock based compensation expense (income) for the twelve and twenty-eight week periods ended July 18, 2009 and July 12, 2008, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
Stock options	$1,205	$1,047	$2,661	$2,317
Restricted stock	1,243	1,164	2,874	2,498
Stock appreciation rights	(245)	759	(234)	1,182
Deferred stock	311	309	740	681

Total stock based compensation	$2,514	$3,279	$6,041	$6,678

13. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 18, 2009 as compared to accounts at January 3, 2009 (amounts in thousands):

	AS OF
	JULY 18,	JANUARY 3,
	2009	2009
Noncurrent benefit asset	$—	$—
Current benefit liability	$922	$922
Noncurrent benefit liability	$79,021	$78,897
Accumulated other comprehensive loss	$60,450	$61,475
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 18, 2009, the

assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, alternative investments and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the twenty-eight weeks ended July 18, 2009 the company contributed $0.5 million to company pension plans.
     The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
Service cost	$72	$68	$168	$158
Interest cost	4,309	3,920	10,053	9,146
Expected return on plan assets	(4,370)	(5,649)	(10,196)	(13,180)
Amortization of net loss	629	—	1,468	—

Total net periodic benefit cost (income)	$640	$(1,661)	$1,493	$(3,876)

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
Service cost	$198	$88	$463	$206
Interest cost	257	99	599	232
Amortization of prior service cost	77	77	179	179
Amortization of net loss	8	—	19	—

Total net periodic benefit cost	$540	$264	$1,260	$617

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twenty-eight weeks ended July 18, 2009 and July 12, 2008, the total cost and contributions were $8.7 million and $8.1 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
14. INCOME TAXES
     The company’s effective tax rate for the twelve and twenty-eight weeks ended July 18, 2009 was 36.6% for both periods. This rate is higher than the fiscal 2008 annual effective tax rate of 35.6% due primarily to favorable discrete items recognized during the prior year and the decreased earnings of the variable interest entity. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

     During the twelve and twenty-eight weeks ended July 18, 2009, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009	JULY 12, 2008	JULY 18, 2009	JULY 12, 2008
SALES:
DSD	$514,293	$445,065	$1,187,286	$1,003,139
Warehouse delivery	132,807	122,921	307,438	276,736
Eliminations:
Sales from warehouse delivery to DSD	(25,834)	(23,067)	(61,733)	(54,056)
Sales from DSD to warehouse delivery	(6,818)	(4,263)	(11,536)	(8,456)

	$614,448	$540,656	$1,421,455	$1,217,363

DEPRECIATION AND AMORTIZATION:
DSD	$14,952	$12,153	$34,489	$28,111
Warehouse delivery	3,661	3,656	8,307	8,378
Unallocated	43	223	137	456

	$18,656	$16,032	$42,933	$36,945

INCOME FROM OPERATIONS:
DSD	$45,693	$36,387	$102,623	$89,779
Warehouse delivery	12,108	6,461	26,332	14,720
Unallocated	(8,937)	(6,488)	(20,845)	(13,990)

	$48,864	$36,360	$108,110	$90,509

NET INTEREST INCOME	$180	$2,657	$639	$6,154

INCOME BEFORE INCOME TAXES	$49,044	$39,017	$108,749	$96,663

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended July 18, 2009			For the twelve weeks ended July 12, 2008
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$292,389	$31,499	$323,888	$264,569	$27,921	$292,490
Store Branded Retail	89,620	12,808	102,428	63,835	13,013	76,848
Foodservice and Other	125,466	62,666	188,132	112,398	58,920	171,318

Total	$507,475	$106,973	$614,448	$440,802	$99,854	$540,656

	For the twenty-eight weeks ended July 18, 2009			For the twenty-eight weeks ended July 12, 2008
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$665,659	$72,113	$737,772	$594,336	$59,090	$653,426
Store Branded Retail	199,404	31,332	230,736	136,602	27,512	164,114
Foodservice and Other	310,687	142,260	452,947	263,745	136,078	399,823

Total	$1,175,750	$245,705	$1,421,455	$994,683	$222,680	$1,217,363

16. SUBSEQUENT EVENTS
     The company has evaluated subsequent events through August 20, 2009, the date of the filing of the company’s second quarter Form 10-Q.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 18, 2009 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
OVERVIEW:
     Flowers Foods, Inc. (the “company”) is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments. The direct-store-delivery (“DSD”) segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest, as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to retail vending and co-pack customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers nationwide primarily through warehouse distribution. This organizational structure is the basis of the operating segment data presented in this report.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In August 2008, the company acquired ButterKrust Bakery (“ButterKrust”) in Lakeland, Florida, adding additional production capacity in the Florida market and the company acquired Holsum Holdings, LLC (“Holsum”), which operates two bakeries in the Phoenix, Arizona area and expands the company into new geographic markets. The company introduced the Nature’s Own brand during the fourth quarter of fiscal 2008 in the Holsum territory. In May 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Also, in May 2009 the company began bread production at its new bakery in Bardstown, Kentucky which will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the twelve weeks ended July 18, 2009 increased 13.6% as compared to the twelve weeks ended July 12, 2008. Contributing to this increase were favorable pricing/mix and the ButterKrust and Holsum acquisitions, partially offset by volume declines. Sales for the twenty-eight weeks ended July 18, 2009 increased 16.8% as compared to the twenty-eight weeks ended July 12, 2008. Contributing to this increase were favorable pricing/mix and the ButterKrust and Holsum acquisitions, partially offset by volume declines. We will lap the effect of the Holsum and ButterKrust acquisitions in early third quarter of fiscal 2009.
     For the twelve weeks ended July 18, 2009, diluted net income per share was $0.33 as compared to $0.26 per share for the twelve weeks ended July 12, 2008, a 26.9% increase. For the twelve weeks ended July 18, 2009, net income attributable to Flowers Foods, Inc. was $30.3 million, a 26.7% increase over $23.9 million reported for the twelve weeks ended July 12, 2008.
     For the twenty-eight weeks ended July 18, 2009, diluted net income per share was $0.73 as compared to $0.65 per share for the twenty-eight weeks ended July 12, 2008, a 12.3% increase. For the twenty-eight weeks ended July 18, 2009, net income attributable to Flowers Foods, Inc. was $67.7 million, a 13.4% increase over $59.7 million reported for the twenty-eight weeks ended July 12, 2008.
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
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 18, 2009 and July 12, 2008, are set forth below (Dollars in Thousands):

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008	Dollars	%
Sales
DSD	$507,475	$440,802	82.6	81.5	$66,673	15.1
Warehouse delivery	106,973	99,854	17.4	18.5	7,119	7.1

Total	$614,448	$540,656	100.0	100.0	$73,792	13.6

Gross margin(1)
DSD (2)	$251,453	$221,460	49.5	50.2	$29,993	13.5
Warehouse delivery(2)	29,656	25,602	27.7	25.6	4,054	15.8

Total	$281,109	$247,062	45.7	45.7	$34,047	13.8

Selling, marketing and administrative expenses
DSD(2)	$190,808	$173,606	37.6	39.4	$17,202	9.9
Warehouse delivery(2)	16,900	17,791	15.8	17.8	(891)	(5.0)
Corporate(3)	8,894	6,265	—	—	2,629	42.0

Total	$216,602	$197,662	35.3	36.6	$18,940	9.6

Depreciation and Amortization
DSD(2)	$14,952	$12,153	2.9	2.8	$2,799	23.0
Warehouse delivery(2)	3,661	3,656	3.4	3.7	5	0.1
Corporate(3)	43	223	—	—	(180)	(80.7)

Total	$18,656	$16,032	3.0	3.0	$2,624	16.4

Gain on acquisition
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	3,013	—	2.8	—	3,013	—
Corporate (3)	—	—	—	—	—	—

Total	$3,013	$—	0.5	—	$3,013	—

Gain on sale of assets
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	—	2,306	—	2.3	(2,306)	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$2,306	—	0.4	$(2,306)	—

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008	Dollars	%
Gain on insurance recovery
DSD(2)	$—	$686	—	0.2	$(686)	—
Warehouse delivery (2)	—	—	—	—	—	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$686	—	0.1	$(686)	—

Income from operations
DSD(2)	$45,693	$36,387	9.0	8.3	$9,306	25.6
Warehouse delivery(2)	12,108	6,461	11.3	6.5	5,647	87.4
Corporate(3)	(8,937)	(6,488)	—	—	(2,449)	(37.7)

Total	$48,864	$36,360	8.0	6.7	$12,504	34.4

Interest income, net	$180	$2,657	0.0	0.5	$(2,477)	(93.2)
Income taxes	$17,947	$13,931	2.9	2.6	$4,016	28.8
Net income	$31,097	$25,086	5.1	4.6	$6,011	24.0
Net income attributable to noncontrolling interest	$(756)	$(1,137)	(0.1)	(0.2)	$381	33.5

Net income attributable to Flowers Foods, Inc.	$30,341	$23,949	4.9	4.4	$6,392	26.7

     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 18, 2009 and July 12, 2008, are set forth below (Dollars in Thousands):

	For the twenty-eight weeks ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008	Dollars	%
Sales
DSD	$1,175,750	$994,683	82.7	81.7	$181,067	18.2
Warehouse delivery	245,705	222,680	17.3	18.3	23,025	10.3

Total	$1,421,455	$1,217,363	100.0	100.0	$204,092	16.8

Gross margin(1)
DSD (2)	$587,101	$512,843	49.9	51.6	$74,258	14.5
Warehouse delivery(2)	71,553	60,956	29.1	27.4	10,597	17.4

Total	$658,654	$573,799	46.3	47.1	$84,855	14.8

Selling, marketing and administrative expenses
DSD(2)	$449,989	$395,639	38.3	39.8	$54,350	13.7
Warehouse delivery(2)	39,927	40,164	16.2	18.0	(237)	(0.6)
Corporate(3)	20,708	13,534	—	—	7,174	53.0

Total	$510,624	$449,337	35.9	36.9	$61,287	13.6

Depreciation and Amortization
DSD(2)	$34,489	$28,111	2.9	2.8	$6,378	22.7
Warehouse delivery(2)	8,307	8,378	3.4	3.8	(71)	(0.8)
Corporate(3)	137	456	—	—	(319)	(70.0)

Total	$42,933	$36,945	3.0	3.0	$5,988	16.2

Gain on acquisition
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	3,013	—	1.2	—	3,013	—
Corporate (3)	—	—	—	—	—	—

Total	$3,013	$—	0.2	—	$3,013	—

Gain on sale of assets
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	—	2,306	—	1.0	(2,306)	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$2,306	—	0.2	$(2,306)	—

Gain on insurance recovery
DSD(2)	$—	$686	—	0.1	$(686)	—
Warehouse delivery (2)	—	—	—	—	—	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$686	—	0.1	$(686)	—

	For the twenty-eight weeks ended
			Percentage of Sales		Increase (Decrease)
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008	Dollars	%
Income from operations
DSD(2)	$102,623	$89,779	8.7	9.0	$12,844	14.3
Warehouse delivery(2)	26,332	14,720	10.7	6.6	11,612	78.9
Corporate(3)	(20,845)	(13,990)	—	—	(6,855)	(49.0)

Total	$108,110	$90,509	7.6	7.4	$17,601	19.4

Interest income, net	$639	$6,154	0.1	0.5	$(5,515)	(89.6)
Income taxes	$39,819	$34,493	2.8	2.8	$5,326	15.4
Net income	$68,930	$62,170	4.8	5.1	$6,760	10.9
Net income attributable to noncontrolling interest	$(1,208)	$(2,438)	(0.1)	(0.2)	$1,230	50.5

Net income attributable to Flowers Foods, Inc.	$67,722	$59,732	4.8	4.9	$7,990	13.4

1.	Gross margin is defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts.

2.	As a percentage of revenue within the reporting segment.

3.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 18, 2009 COMPARED TO TWELVE WEEKS ENDED JULY 12, 2008
     Consolidated Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 18, 2009		July 12, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$323,888	52.7%	$292,490	54.1%	10.7%
Store Branded Retail	102,428	16.7	76,848	14.2	33.3%
Foodservice and Other	188,132	30.6	171,318	31.7	9.8%

Total	$614,448	100.0%	$540,656	100.0%	13.6%

     The 13.6% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	4.7%
Volume	(1.7)%
Acquisitions	10.6%

Total Percentage Change in Sales	13.6%

     The increase in branded retail sales was due primarily to the acquisitions and increased sales of branded soft variety. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in foodservice and other sales was primarily due to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to lower foodservice and vending. We will lap the effect of the Holsum and ButterKrust acquisitions in early third quarter of fiscal 2009.
     Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 18, 2009		July 12, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$292,389	57.6%	$264,569	60.0%	10.5%
Store Branded Retail	89,620	17.7	63,835	14.5	40.4%
Foodservice and Other	125,466	24.7	112,398	25.5	11.6%

Total	$507,475	100.0%	$440,802	100.0%	15.1%

     The 15.1% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	3.4%
Volume	(0.4)%
Acquisitions	12.1%

Total Percentage Change in Sales	15.1%

     The increase in branded retail sales was due primarily to the acquisitions and, to a lesser extent, growth in branded soft variety. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in foodservice and other sales was primarily due to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to lower foodservice. We will lap the effect of the Holsum and ButterKrust acquisitions in early third quarter of fiscal 2009.

     Warehouse Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 18, 2009		July 12, 2008		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$31,499	29.4%	$27,921	28.0%	12.8%
Store Branded Retail	12,808	12.0	13,013	13.0	(1.6)%
Foodservice and Other	62,666	58.6	58,920	59.0	6.4%

Total	$106,973	100.0%	$99,854	100.0%	7.1%

     The 7.1% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	7.8%
Volume	(4.5)%
Acquisition	3.8%

Total Percentage Change in Sales	7.1%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The decrease in store branded retail sales was due to unfavorable store brand cake volume. The increase in foodservice and other sales, which include contract production and vending, was primarily due to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to lower volume in vending and contract manufacturing.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin was affected by increases in ingredient costs that were offset by sales gains, improved manufacturing efficiency, lower labor and packaging costs as a percent of sales and costs related to the closure of the Atlanta plant, discussed below, that were incurred last year.
     The DSD segment gross margin decreased as a percent of sales primarily as a result of increases in ingredient costs and lower margins for the Holsum and ButterKrust acquisitions. These were offset by sales gains, improved manufacturing efficiency, reduced scrap and lower packaging costs as a percent of sales.
     The warehouse delivery segment’s gross margin increased as a percent of sales primarily as a result of costs in the prior period related to the closure of the Atlanta plant, discussed below, and lower labor, packaging and inbound freight costs, offset by higher ingredient costs as a percent of sales.
     Selling, Marketing and Administrative Expenses. The decrease as a percent of sales was due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and significantly higher pension costs. Sales gains and the Holsum acquisition resulted in the increase in distributor discounts, partially offset by decreases in fuel costs.
     The DSD segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and bad debt expense as a percent of sales.
     The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor costs as a percent of sales.
     Gain on acquisition. On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa for $9.4 million of consideration. Based on the preliminary purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statements of income for the twelve weeks ended July 18, 2009. The gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the warehouse delivery segment.
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

     Gain on insurance recovery. During fiscal 2007, the company recorded a gain related to insurance proceeds on a distribution facility destroyed by fire at its Lynchburg, Virginia location. An additional $0.7 million related to insurance proceeds in excess of the net book value was received during the second quarter of fiscal 2008. The receipt of these proceeds closed the claim.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to the acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to the acquisitions. The warehouse delivery segment’s depreciation and amortization expense were flat compared to the second quarter of fiscal 2008.
     Income from operations. The increase in the DSD segment income from operations was attributable to higher sales, primarily from acquisitions, and improved manufacturing efficiencies. The increase in the warehouse delivery segment income from operations was primarily a result of the gain on acquisition discussed above and higher branded retail sales, partially offset by lower sales volume in vending and contract manufacturing. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.
     Net Interest Income. The decrease was related to higher interest expense on the credit facility and the term loans used for the Holsum and ButterKrust acquisitions.
     Income Taxes. The effective tax rate for the second quarter of fiscal 2009 was 36.6% compared to 35.7% in the second quarter of the prior year. The increase in the rate is due mainly to the favorable discrete items that were recognized during the prior year quarter and the decreased earnings of the variable interest entity in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
TWENTY-EIGHT WEEKS ENDED JULY 18, 2009 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 12, 2008
     Consolidated Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2009		July 12, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$737,772	51.9%	$653,426	53.7%	12.9%
Store Branded Retail	230,736	16.2	164,114	13.5	40.6%
Foodservice and Other	452,947	31.9	399,823	32.8	13.3%

Total	$1,421,455	100.0%	$1,217,363	100.0%	16.8%

     The 16.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	5.9%
Volume	(0.4)%
Acquisitions	11.3%

Total Percentage Change in Sales	16.8%

     The increase in branded retail sales was due primarily to the acquisitions and increased sales of branded soft variety and branded multi-pack cake. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in foodservice and other sales was due primarily to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to decreased foodservice and vending. We will lap the effect of the Holsum and ButterKrust acquisitions in early third quarter of fiscal 2009.
     Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2009		July 12, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$665,659	56.6%	$594,336	59.8%	12.0%
Store Branded Retail	199,404	17.0	136,602	13.7	46.0%
Foodservice and Other	310,687	26.4	263,745	26.5	17.8%

Total	$1,175,750	100.0%	$994,683	100.0%	18.2%

     The 18.2% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	4.0%
Volume	0.7%
Acquisitions	13.5%

Total Percentage Change in Sales	18.2%

     The increase in branded retail sales was due primarily to the acquisitions and growth in branded soft variety. Nature’s Own products and branded white bread labels were the key components of these sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in foodservice and other sales was primarily due to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to decreased foodservice. We will lap the effect of the Holsum and ButterKrust acquisitions in early third quarter of fiscal 2009.
     Warehouse Delivery Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2009		July 12, 2008		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$72,113	29.3%	$59,090	26.5%	22.0%
Store Branded Retail	31,332	12.8	27,512	12.4	13.9%
Foodservice and Other	142,260	57.9	136,078	61.1	4.5%

Total	$245,705	100.0%	$222,680	100.0%	10.3%

     The 10.3% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	11.6%
Volume	(3.0)%
Acquisition	1.7%

Total Percentage Change in Sales	10.3%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in foodservice and other sales, which include contract production and vending, was due primarily to the acquisitions. Excluding the acquisitions, there was a decrease in foodservice and other sales volume due to decreased contract production and vending.
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

     The DSD segment gross margin decreased as a percent of sales primarily as a result of significant increases in ingredient costs and lower margins for the Holsum and ButterKrust acquisitions. These were offset by sales gains, improved manufacturing efficiency, and reduced scrap as a percent of sales.
     The warehouse delivery segment’s gross margin increased as a percent of sales primarily as a result of lower labor offset by higher ingredient costs as a percent of sales. The Atlanta plant sale and closure, discussed below, had additional costs recorded in the second quarter of fiscal 2008.
     Selling, Marketing and Administrative Expenses. The decrease as a percent of sales was due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and significantly higher pension costs. Sales gains and the Holsum acquisition resulted in the increase in distributor discounts, partially offset by lower fuel costs.
     The DSD segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains, lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts as a percent of sales.
     The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher freezer costs as a percent of sales.
     Gain on acquisition. On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa for $9.4 million of consideration. Based on the preliminary purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statements of income for the twenty-eight weeks ended July 18, 2009. The gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the warehouse delivery segment.
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
     Depreciation and Amortization. Depreciation and amortization increased primarily due to the acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to the acquisitions. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of increased depreciation expense due to capital expenditures subsequent to the second quarter of fiscal 2008.
     Income from operations. The increase in the DSD segment income from operations was attributable to higher sales, primarily from acquisitions, and improved manufacturing efficiencies. The increase in the warehouse delivery segment income from operations was primarily a result of the gain on acquisition discussed above and higher branded retail sales, partially offset by lower sales volume in vending and contract manufacturing. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.
     Net Interest Income. The decrease was related to higher interest expense on the credit facility and term loans used for the Holsum and ButterKrust acquisitions.
     Income Taxes. The effective tax rate for the twenty-eight weeks ended July 18, 2009 was 36.6% compared to 35.7% for the twenty-eight weeks ended July 12, 2008. The increase in the rate is due mainly to the favorable discrete items that were recognized during the prior year and the decreased earnings of the variable interest entity in the current year compared to the prior year period. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
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
Cash Flows
     Our cash and cash equivalents increased to $20.1 million at July 18, 2009 from $20.0 million at January 3, 2009. The increase resulted from $116.4 million provided by operating activities, offset by $37.5 million and $78.7 million disbursed for investing activities and financing activities, respectively.
     Included in cash and cash equivalents at July 18, 2009 and January 3, 2009 was $6.3 million and $5.6 million, respectively, related to the company’s VIE, which is not available for use by the company.
     Cash Flows Provided by Operating Activities. Net cash of $116.4 million provided by operating activities during the twenty-eight weeks ended July 18, 2009 consisted primarily of $68.9 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$42,933
Non cash effect of derivative activity	32,995
Stock-based compensation	6,041
Gain on acquisition	(3,013)
Deferred income taxes	(2,569)
Provision for inventory obsolescence	338
Allowances for accounts receivable	2,099
Pension and postretirement plans expense	2,753
Other	247

Total	$81,824

     Cash disbursed for working capital and other activities was $34.4 million. As of July 18, 2009, the company had $30.5 million recorded in other current assets representing collateral for hedged positions.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 18, 2009 of $37.5 million consisted primarily of capital expenditures of $28.2 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $24.0 million and $3.2 million, respectively. The company estimates capital expenditures of approximately $75.0 million during fiscal 2009. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $78.7 million during the twenty-eight weeks ended July 18, 2009 consisted primarily of dividends paid of $30.1 million, stock repurchases of $27.6 million, and net debt repayments of $20.1 million, partially offset by proceeds of $1.8 million from the exercise of stock options and the related share-based payments income tax benefit of $1.4 million.

Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 18, 2009 and January 3, 2009, the company was in compliance with all financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $98.0 million and $110.0 million in outstanding borrowings under the credit facility at July 18, 2009 and January 3, 2009, respectively.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing the ButterKrust and Holsum acquisitions. The term loan provides for borrowings through the maturity date of August 4, 2013. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 18, 2009 and January 3, 2009, the company was in compliance with all financial covenants under the term loan. As of July 18, 2009 and January 3, 2009, the amounts outstanding under the term loan were $138.8 million and $146.3 million.
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
Uses of Cash
     On February 20, 2009, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 20, 2009 to shareholders of record on March 6, 2009. This dividend payment was $14.0 million. On May 29, 2009, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that was paid on July 2, 2009 to shareholders of record on June 19, 2009. This dividend payment was $16.1 million.
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 18, 2009, 1,230,391 shares, at a cost of $27.6 million of the company’s common stock were purchased under the plan. From the inception of the plan through July 18, 2009, 22.1 million shares, at a cost of $352.1 million, have been purchased.
     During the first quarter of fiscal 2009, the company paid $26.3 million in performance-based cash awards under the company’s bonus plan.

     NEW ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 7., Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a detailed discussion.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which changed the accounting for business acquisitions. SFAS No. 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R, as amended, was effective to the company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after January 3, 2009. The company applied the provisions of this statement for the acquisition that occurred during the second quarter of fiscal 2009.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the company as of January 4, 2009. The additional disclosures required by this standard are included in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are included in Note 6., Fair Value of Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have an impact on our condensed consolidated balance sheet and condensed consolidated statements of income. The company has evaluated subsequent events through August 20, 2009, the date of the filing of this Form 10-Q.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of SFAS 167 on its condensed consolidated balance sheet and statements of income.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 18, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(22.0) million. Of this fair value, $(16.3) million is based on quoted market prices and $(5.7) million is based on models and other valuation methods. Approximately $(13.1) million and $(8.9) million of this fair value relates to instruments that will be utilized in fiscal 2009 and fiscal 2010, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of July 18, 2009, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $14.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility. As of July 18, 2009, the fair value of these interest rate swaps was $(7.1) million. All of this fair value is based on valuation models and $(2.4) million, $(3.4) million, $(1.3) million, $(0.1) million and $0.1 million of this fair value is related to instruments expiring in 2009 through 2013, respectively.

     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of July 18, 2009, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swaps by $0.8 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swaps would be substantially offset by increases (decreases) in interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures that is designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). Based upon that evaluation, our CEO, CFO and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 18, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Interstate Bakeries Corporation (“IBC”) in the United States District Court for the Northern District of Georgia. The complaint alleges that IBC is infringing upon Flowers’ Nature’s Own trademarks by using the Nature’s Pride trademark. The company asserts that IBC’s sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark. The company is seeking actual damages, an accounting of IBC’s profits, and injunctive relief. IBC has asserted a counterclaim for the cancellation of two of the four federal trademark registrations of Nature’s Own asserted by the company. However, the company denies the allegations and believes that the claims are without factual or legal bases.
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 3, 2009 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first and second quarters of fiscal 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 19, 2002 our board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors further increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the second quarter of fiscal 2009 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
		Weighted	as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
	(Amounts in thousands, except price data)
April 26, 2009 — May 23, 2009	—	—	—	8,198
May 24, 2009 — June 20, 2009	283	$21.03	283	7,915
June 21, 2009 — July 18, 2009	3	$21.11	3	7,912

Total	286	$21.03	286

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The company’s Annual Meeting of Shareholders was held on June 5, 2009 in Thomasville, Georgia for the following purposes and with the following voting results:
     (1) To elect three nominees as directors of the company to serve for a term of three years:

Class I Directors:	For	Withheld	Broker-Non Votes
Joe E. Beverly	68,160,653	19,214,845	—
Amos R. McMullian	68,172,698	19,202,800	—
J.V. Shields, Jr.	67,921,772	19,453,726	—
     (2) To approve the 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009:

For	72,365,452
Against	5,525,656
Abstain	622,686
Broker Non-Votes	8,862,453
     (3) To approve the Annual Executive Bonus Plan:

For	84,490,727
Against	2,156,340
Abstain	729,179
Broker Non-Votes	0
     (4) To ratify the selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for Flowers Foods for the fiscal year ending January 2, 2010:

For	85,998,975
Against	1,275,830
Abstain	101,442
Broker Non-Votes	0
     Director-nominees received a plurality of votes cast in the election of directors and were elected to serve until 2012. Proposals 2 and 3 received the affirmative vote of a majority of the outstanding shares of common stock and passed and Proposal 4 received a majority of votes cast and passed.
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

Date: August 20, 2009

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

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—
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
Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.6	—
Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—
Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247)

10.8	—
Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—
Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

Exhibit
No		Name of Exhibit

10.10	—
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

10.13	—
Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

10.14	—
First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.15	—
Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.16	—
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

Exhibit
No		Name of Exhibit

10.17	—
Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.18	—
Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.19	—
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
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 18, 2009.

*	Filed herewith