Form 10-Q
period 2009-10-10
FLOWERS FOODS INC
filed 2009-11-19
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 10, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 13, 2009

Common Stock, $.01 par value with	92,019,830
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 10, 2009	JANUARY 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$16,094	$19,964

Accounts and notes receivable, net of allowances of $3,030 and $378, respectively	176,197	178,077

Inventories, net:
Raw materials	21,254	18,032
Packaging materials	12,706	12,162
Finished goods	31,153	23,984

	65,113	54,178

Spare parts and supplies	34,794	32,541

Deferred taxes	33,697	38,745

Other	39,918	28,738

Total current assets	365,813	352,243

Property, Plant and Equipment, net of accumulated depreciation of $647,886 and $601,931, respectively	580,294	587,196

Notes Receivable	93,345	94,652

Assets Held for Sale — Distributor Routes	7,500	7,995

Other Assets	4,149	4,830

Goodwill	199,058	200,035

Other Intangible Assets, net	104,494	106,293

Total assets	$1,354,653	$1,353,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$18,506	$22,538
Accounts payable	103,305	116,818
Other accrued liabilities	131,422	125,713

Total current liabilities	253,233	265,069

Long-Term Debt and Capital Leases	228,432	263,879

Other Liabilities:
Post-retirement/post-employment obligations	79,266	78,897
Deferred taxes	53,440	55,510
Other	43,392	45,835

Total other liabilities	176,098	180,242

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,640,094 shares and 8,913,142 shares, respectively	(176,397)	(157,799)
Capital in excess of par value	528,568	524,383
Retained earnings	422,888	369,397
Accumulated other comprehensive loss	(90,157)	(102,279)

Total Flowers Foods, Inc. stockholders’ equity	685,919	634,719
Noncontrolling interest	10,971	9,335

Total stockholders’ equity	696,890	644,054

Total liabilities and stockholders’ equity	$1,354,653	$1,353,244

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008*	OCTOBER 10, 2009	OCTOBER 4, 2008*
Sales	$602,570	$575,937	$2,024,025	$1,793,300
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	322,245	298,792	1,085,046	942,356
Selling, marketing and administrative expenses	210,185	217,382	720,809	666,719
Depreciation and amortization	19,064	17,373	61,997	54,318
Gain on acquisition	—	—	3,013	—
Gain on sale of assets	—	—	—	2,306
Gain on insurance recovery	—	—	—	686

Income from operations	51,076	42,390	159,186	132,899
Interest expense	(2,858)	(1,903)	(9,258)	(3,077)
Interest income	2,956	2,914	9,995	10,242

Income before income taxes	51,174	43,401	159,923	140,064
Income tax expense	18,150	15,519	57,969	50,012

Net income	33,024	27,882	101,954	90,052
Less: net income attributable to noncontrolling interest	(1,098)	(467)	(2,306)	(2,905)

Net income attributable to Flowers Foods, Inc.	$31,926	$27,415	$99,648	$87,147

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.35	$0.30	$1.08	$0.94

Weighted average shares outstanding	91,995	92,839	92,330	92,330

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.29	$1.07	$0.94

Weighted average shares outstanding	92,597	93,498	92,827	92,850

Cash dividends paid per common share	$0.175	$0.15	$0.50	$0.425

*	Earnings per share has been restated to conform to new guidance requiring certain share-based payment awards to be treated as participating securities as discussed in Note 11, Earnings Per Share.
(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	Shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income (Loss)	Issued	Value	Value	Earnings	Income (Loss)	Shares	Cost	Interest	Total
Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income	$101,954				99,648				2,306	101,954
Derivative instruments	10,659					10,659				10,659
Amortization of prior service costs	157					157				157
Amortization of actuarial loss	1,306					1,306				1,306

Comprehensive income	114,076
Comprehensive income attributable to noncontrolling interests	(2,306)

Comprehensive income attributable to Flowers Foods, Inc.	$111,770

Exercise of stock options				(1,553)			229,174	4,113		2,560
Deferred stock vesting				(352)			19,450	352		—
Issuance of deferred stock award				(146)			6,135	146		—
Issuance of restricted stock award				(4,416)			248,680	4,416		—
Amortization of deferred and restricted stock awards				5,168						5,168
Stock option compensation				3,866						3,866
Conversion of deferred compensation				95						95
Tax benefits related to share based payment awards				1,523						1,523
Stock repurchases							(1,230,391)	(27,625)		(27,625)
Distributions from noncontrolling interest to owners									(670)	(670)
Dividends paid — $0.50 per common share					(46,157)					(46,157)

Balances at October 10, 2009		101,659,924	$1,017	$528,568	$422,888	$(90,157)	(9,640,094)	$(176,397)	$10,971	$696,890

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$101,954	$90,052
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9,207	9,271
Loss reclassified from accumulated other comprehensive income to net income	44,707	788
Depreciation and amortization	61,997	54,318
Gain on acquisition	(3,013)	—
Deferred income taxes	(3,675)	(3,072)
Provision for inventory obsolescence	652	705
Allowances for accounts receivable	2,614	940
Pension and postretirement plans expense (benefit)	3,932	(4,544)
Other	224	(2,483)
Changes in assets and liabilities:
Accounts and notes receivable, net	(359)	(16,123)
Pension contributions	(450)	—
Inventories, net	(8,655)	(8,358)
Other assets	(5,755)	(40,791)
Accounts payable and other accrued liabilities	(37,149)	(31,847)

NET CASH PROVIDED BY OPERATING ACTIVITIES	166,231	48,856

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(47,276)	(68,470)
Issuance of notes receivable	(8,350)	(13,460)
Proceeds from notes receivable	9,282	8,472
Acquisitions, net of cash acquired	(8,842)	(168,087)
Proceeds from sale of property, plant and equipment	3,040	4,553
Other	(208)	(953)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(52,354)	(237,945)

CASH FLOWS (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(46,157)	(39,311)
Exercise of stock options	2,560	2,679
Excess tax benefits from stock based compensation	1,386	1,977
Stock repurchases	(27,625)	(44,072)
Payment of financing fees	—	(747)
Change in book overdraft	(7,904)	5,214
Proceeds from debt borrowings	650,600	456,000
Debt and capital lease obligation payments	(689,937)	(195,246)
Other	(670)	—

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(117,747)	186,494

Net decrease in cash and cash equivalents	(3,870)	(2,595)
Cash and cash equivalents at beginning of period	19,964	19,978

Cash and cash equivalents at end of period	$16,094	$17,383

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 10, 2009 and October 4, 2008 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 3, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
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
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2009 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2009 (sixteen weeks), second quarter ended July 18, 2009 (twelve weeks), third quarter ended October 10, 2009 (twelve weeks) and fourth quarter ending January 2, 2010 (twelve weeks).
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
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 10, 2009 and October 4, 2008. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
	(Percent of Sales)		(Percent of Sales)
DSD	17.8%	18.0%	18.1%	18.0%
Warehouse delivery	3.0	2.5	2.9	2.6

Total	20.8%	20.5%	21.0%	20.6%

2. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive income (loss) presently consists of net earnings, adjustments for derivative instruments accounted for as cash flow hedges, and various pension and other postretirement benefits related items. Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income (loss) and net income attributable to noncontrolling interest, was $26.2 million and $111.8 million for the twelve and forty weeks ended October 10, 2009, respectively. Total comprehensive (loss) income attributable to Flowers Foods, Inc. was $(15.9) million and $37.7 million for the twelve and forty weeks ended October 4, 2008, respectively.
     During the forty weeks ended October 10, 2009, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 3, 2009	$(102,279)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $(10,499)	(16,771)
Reclassified to earnings, net of income tax of $17,212	27,495
Effective portion of change in fair value of hedging instruments, net of income tax of $(40)	(65)
Amortization of actuarial loss, net of income tax of $818	1,306
Amortization of prior service costs, net of income tax of $99	157

Accumulated other comprehensive loss, October 10, 2009	$(90,157)

3. RECENT ACCOUNTING PROUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of these standards did not have a material impact on our condensed consolidated balance sheet or statements of income. See Note 6, Fair Value of Financial Instruments, for additional disclosures.
     In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption on January 4, 2009, this standard did not have a material impact on our consolidated financial position and results of operations. We recorded the acquisition of a bakery mix operation in Cedar Rapids, Iowa on May 15, 2009 in accordance with this guidance as described in Note 4, Acquisitions.
     In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
     In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 7, Derivatives, for additional derivative and hedging information and disclosures.
     In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested performance contingent restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 4, 2009 and computed earnings per common share using the two-class method for all periods presented. See Note 11, Earnings Per Share, for additional disclosure.
     In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
     In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 16, Subsequent Events, for the required disclosures.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.
     In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
4. ACQUISITIONS
     On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa for $9.4 million in cash. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million in the second quarter of fiscal 2009, which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statement of income for the forty weeks ended October 10, 2009. We believe the gain on acquisition resulted from the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the company’s warehouse delivery segment.

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
     The aggregate purchase price was $143.9 million, consisting of $80.0 million in cash, including the payoff of certain indebtedness, 1,998,656 shares of company common stock, contingent consideration, a working capital adjustment and acquisition costs. The contingent consideration payment of up to $5.0 million is payable to the sellers in cash should the company’s common stock not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. As a result, we recorded the shares at the target value of $32.21 per share. Any future contingent payment made will affect the company’s equity and not goodwill.

     The following table presents the allocation of the acquisition cost, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):
At August 11, 2008

Purchase price:
Cash, including acquisition costs	$80,026
Common stock	64,377
Working capital adjustment	(476)

Total consideration		$143,927

Allocation of purchase price:
Current assets, including a current deferred tax asset of $0.3 million	$18,626
Property, plant, and equipment	54,019
Other assets	1,202
Intangible assets	64,900
Goodwill	65,154

Total assets acquired		$203,901
Current liabilities	$17,972
Deferred taxes	33,518
Long-term liabilities	8,484

Total liabilities assumed		$59,974

Net assets acquired		$143,927

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
     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of the first quarter of fiscal 2008 (amounts in thousands, except per share data):

		For the
	For the	Forty weeks
	Twelve weeks ended	ended
	October 4, 2008	October 4, 2008
Sales	$597,795	$1,944,218
Net income attributable to Flowers Foods, Inc.	$26,969	$85,971
Net income per share — Basic	$0.29	$0.92
Net income per share — Diluted	$0.29	$0.91
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

5. GOODWILL AND OTHER INTANGIBLES
     During fiscal 2008, the company acquired ButterKrust and Holsum, which are included in the DSD operating segment. In addition, the company acquired certain assets related to a bread mix operation located in Cedar Rapids, Iowa during the forty weeks ended October 10, 2009 that are included in the warehouse delivery operating segment. See Note 4 for goodwill and amortizable intangible asset increases related to the ButterKrust and Holsum acquisitions during fiscal 2008. A correction reducing goodwill $1.0 million was recorded for changes in the deferred tax allocation in the Holsum acquisition during the third quarter of fiscal 2009.
     The changes in the carrying amount of goodwill for the forty weeks ended October 10, 2009, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 3, 2009	$195,558	$4,477	$200,035
Goodwill adjustments during the year	(977)	—	(977)
Goodwill acquired during the year	—	—	—

Balance as of October 10, 2009	$194,581	$4,477	$199,058

     As of October 10, 2009 and January 3, 2009, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 10, 2009			January 3, 2009
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$2,788	$32,480	$33,608	$1,633	$31,975
Customer relationships	75,434	8,816	66,618	75,434	5,784	69,650
Non-compete agreements	1,874	1,293	581	1,874	1,239	635
Distributor relationships	2,600	200	2,400	2,600	67	2,533
Supply agreement	1,050	135	915	—	—	—

Total	$116,226	$13,232	$102,994	$113,516	$8,723	$104,793

     There is an additional $1.5 million of indefinite life intangible assets from the ButterKrust acquisition separately identified from goodwill, as discussed in Note 4.
     Net amortization expense for the twelve and forty weeks ended October 10, 2009 and October 4, 2008 were as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
Amortizable intangible assets expense	$1,404	$1,033	$4,509	$1,906
Amortizable intangible liabilities (income)	(10)	(11)	(34)	(230)

Total, net	$1,394	$1,022	$4,475	$1,676

     Estimated net amortization of intangibles for the remainder of fiscal 2009 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles, net
Remainder of 2009	$1,404
2010	$6,003
2011	$5,948
2012	$5,677
2013	$5,488

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the condensed consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,500 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at October 10, 2009 approximates the recorded value.
     During the twelve week periods ending October 10, 2009 and October 4, 2008, $3.0 million and $2.9 million, respectively, were recorded as interest income relating to the distributor notes. During the forty week periods ending October 10, 2009 and October 4, 2008, $10.0 million and $9.8 million, respectively, were recorded as interest income relating to the distributor notes. At October 10, 2009 and January 3, 2009, the carrying value of the distributor notes was $105.8 million and $106.8 million, respectively, of which the current portion of $12.5 million and $12.1 million, respectively, is recorded in accounts and notes receivable, net. At October 10, 2009 and January 3, 2009, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.
7. DERIVATIVE FINANCIAL INSTRUMENTS
     In the first quarter of fiscal 2008, the company began measuring the fair value of the derivative portfolio as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability at the measurement date. Instruments are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

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
COMMODITY PRICE RISK
     The company enters into commodity derivatives that are designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production.
     As of October 10, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(23.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$0.5	$—	$—	$0.5
Other long-term	0.1	—	—	0.1

Total	0.6	—	—	0.6

Liabilities:
Other current	(20.7)	(2.8)	—	(23.5)
Other long-term	(0.1)	(0.1)	—	(0.2)

Total	(20.8)	(2.9)	—	(23.7)

Net Fair Value	$(20.2)	$(2.9)	$—	$(23.1)

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2010. These instruments satisfy the qualifications for treatment as cash-flow hedges and are designated as such in our condensed consolidated balance sheet. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss) and is amortized to materials, supplies, labor, and other production costs as inventory is sold. The ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company’s commodity derivatives at October 10, 2009 and January 3, 2009 qualified for hedge accounting.

     As of October 10, 2009, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $25.5 million. Of this total, approximately $1.2 million and $13.0 million and an immaterial amount were related to open contracts that expire in fiscal 2009, 2010 and 2011, respectively, and $11.3 million was related to deferred losses not yet amortized to materials, supplies, labor, and other production costs on expired contracts.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility through September 30, 2009.
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
     As of October 10, 2009, the fair value of the interest rate swaps was $(7.5) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.4)	—	(4.4)
Other long-term	—	(3.1)	—	(3.1)

Total	—	(7.5)	—	(7.5)

Net Fair Value	$—	$(7.5)	$—	$(7.5)

     During the twelve weeks ended October 10, 2009, interest expense of $1.3 million was recognized due to periodic settlements of the swaps. During the forty weeks ended October 10, 2009, interest expense of $4.0 million was recognized due to periodic settlements of the swaps.
     As of October 10, 2009, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $4.6 million. Of this total, approximately $0.7 million, $2.4 million, $1.1 million, $0.3 million and $0.1 million was related to instruments expiring in fiscal 2009, 2010, 2011, 2012 and 2013, respectively.
     The company had the following derivative instruments recorded on the consolidated balance sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 10, 2009		January 3, 2009		October 10, 2009		January 3, 2009
Derivatives designated as	Balance		Balance		Balance		Balance
hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$4,388	Other current liabilities	$4,311
Interest rate contracts	—	—	—	—	Other long term liabilities	3,086	Other long term liabilities	5,137
Commodity contracts	Other current assets	544	Other current assets	—	Other current liabilities	23,477	Other current liabilities	20,668
Commodity contracts	Other long term assets	92	Other long term assets	249	Other long term liabilities	259	Other long term liabilities	618

Total		$636		$249		$31,210		$30,734

     The company had the following derivative instruments recorded on the consolidated statements of income, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedging	For the twelve weeks ended		Income	For the twelve weeks ended
Relationships	October 10, 2009	October 4, 2008	(Effective Portion)	October 10, 2009	October 4, 2008
Interest rate contracts	$(245)	$(1,205)	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, marketing and administrative	(325)	—
Commodity contracts	(640)	(38,272)	Production costs(1)	(6,878)	(194)

Total	$(885)	$(39,477)		$(7,203)	$(194)

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedging	For the forty weeks ended		Income	For the forty weeks ended
Relationships	October 10, 2009	October 4, 2008	(Effective Portion)	October 10, 2009	October 4, 2008
Interest rate contracts	$1,214	$(1,255)	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, marketing and administrative	(1,200)	—
Commodity contracts	(1,279)	(43,253)	Production costs(1)	(26,295)	(485)

Total	$(65)	$(44,508)		$(27,495)	$(485)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)
Derivatives in Cash	Portion and Amount Excluded from	For the twelve weeks ended
Flow Hedging Relationships	Effectiveness Testing)	October 10, 2009	October 4, 2008
Interest rate contracts	Selling, marketing and administrative expenses	$—	$—
Commodity contracts	Selling, marketing and administrative expenses	—	—

Total		$—	$—

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)
Derivatives in Cash	Portion and Amount Excluded from	For the forty weeks ended
Flow Hedging Relationships	Effectiveness Testing)	October 10, 2009	October 4, 2008
Interest rate contracts	Selling, marketing and administrative expenses	$—	$—
Commodity contracts	Selling, marketing and administrative expenses	(617)	—

Total		$(617)	$—

     As of October 10, 2009, the company had entered into the following financial contracts to hedge commodity and interest rate risk:

Notional amount
Derivatives in Cash Flow Hedging Relationships	(millions)
Interest rate contracts	$64.4
Wheat contracts	98.3
Soybean Oil contracts	18.2
Natural gas contracts	11.1
Diesel contracts	1.0

Total	$193.0

     The company’s derivative instruments contained no credit-risk-related contingent features at October 10, 2009. As of October 10, 2009 and January 3, 2009, the company had $26.8 million and $16.5 million recorded in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at October 10, 2009 and January 3, 2009 (amounts in thousands):

	OCTOBER 10, 2009	JANUARY 3, 2009
Unsecured credit facility	$84,600	$110,000
Unsecured term loan	135,000	146,250
Capital lease obligations	23,478	24,978
Other notes payable	3,860	5,189

	246,938	286,417

Less current maturities	18,506	22,538

Total long-term debt and capital leases	$228,432	$263,879

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing the ButterKrust and Holsum acquisitions. The term loan provides for amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company was in compliance with all loan covenants as of October 10, 2009 and based upon its current projections, we believe we will be in compliance with the loan covenants for the remainder of 2009 and in the foreseeable future. As of October 10, 2009 and January 3, 2009, the amounts outstanding under the term loan were $135.0 million and $146.3 million, respectively.
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
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company was in compliance with all loan covenants as of October 10, 2009 and based upon its current projections, we believe we will be in compliance with the loan covenants for the remainder of 2009 and in the foreseeable future.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. Financing costs of $0.9 million were deferred and are being amortized over the term of the credit facility. There were $84.6 million and $110.0 million in outstanding borrowings under the credit facility at October 10, 2009 and January 3, 2009, respectively.
     Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our condensed consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our condensed consolidated balance sheets. As of October 10, 2009 and January 3, 2009, the book overdraft balance was $10.9 million and $18.8 million, respectively.

9. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with a thinly capitalized entity. This entity transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a Variable Interest Entity (“VIE”) but not a Special Purpose Entity. We have concluded that the company is the primary beneficiary and we consolidate this entity. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations, and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     Following is the effect of the VIE during the twelve and forty weeks ended October 10, 2009 and October 4, 2008:

	TWELVE WEEKS ENDED				FORTY WEEKS ENDED
	OCTOBER 10, 2009		OCTOBER 4, 2008		OCTOBER 10, 2009		OCTOBER 4, 2008
		% OF		% OF		% OF		% OF
	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL	VIE	TOTAL
				(Dollars in thousands)
Assets as of respective quarter ends	$33,715	2.5%	$33,046	2.3%	$33,715	2.5%	$33,046	2.3%
Sales	$3,851	0.6%	$2,554	0.4%	$8,466	0.4%	$8,053	0.4%
Income before income taxes	$1,098	2.1%	$467	1.1%	$2,306	1.4%	$2,905	2.1%
     The assets consist primarily of $22.9 million and $22.7 million as of October 10, 2009 and October 4, 2008, respectively, of transportation equipment recorded as capital lease obligations.
10. LITIGATION
     The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings and cash flows in future fiscal periods.
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

11. EARNINGS PER SHARE
     In June 2008, the FASB issued guidance on earnings per share that now classifies unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) as participating securities, and should be included in the two-class method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and are now included in the basic computation. The company’s unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. We have retrospectively adjusted earnings per common share for all periods presented prior to January 4, 2009. The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 10, 2009 and October 4, 2008 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
Net income attributable to Flowers Foods, Inc.	$31,926	$27,415	$99,648	$87,147

Dividends on restricted shares not expected to vest*	—	—	—	—

Net income attributable to common and participating shareholders	$31,926	$27,415	$99,648	$87,147

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,581	92,407	91,917	91,919
Weighted average shares outstanding for participating securities	414	432	413	411

Basic weighted average shares outstanding per common share	91,995	92,839	92,330	92,330

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.35	$0.30	$1.08	$0.94

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	91,995	92,839	92,330	92,330
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	602	659	497	520

Diluted weighted average shares outstanding per common share	92,597	93,498	92,827	92,850

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.29	$1.07	$0.94

*	The company expects all restricted share awards outstanding at October 10, 2009 and October 4, 2008 to vest.
     Stock options to purchase 1,841,417 and 847,992 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 10, 2009 and October 4, 2008, respectively, because their effect would have been anti-dilutive.
     We have retrospectively adjusted the prior periods to reflect the results that would have been reported had we classified our unvested restricted stock as participating securities. The effects of the change as it relates to our earnings per common share for the twelve and forty weeks ended October 4, 2008 are as follows:

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 4, 2008		OCTOBER 4, 2008
	BASIC	DILUTED	BASIC	DILUTED
As previously reported	$0.30	$0.29	$0.95	$0.94

Effect of two-class method adoption for participating securities	—	—	(0.01)	—

As retrospectively adjusted	$0.30	$0.29	$0.94	$0.94

12. STOCK BASED COMPENSATION
     Flowers Foods’ 2001 Equity and Performance Incentive Plan as amended and restated as of April 1, 2009 (“EPIP”) authorizes the compensation committee of the board of directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full board of directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 18,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options
     Stock options granted prior to January 3, 2006 may not be exercised later than ten years after the date of grant, and become exercisable four years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. Options granted on January 3, 2006 and thereafter may not be exercised later than seven years after the date of grant, become exercisable three years from the date of grant and generally vest at that time or upon death, disability or retirement of the optionee or upon change in control of Flowers Foods. In order to exercise these options the optionees are required to pay the market value calculated as the average high/low trading value at date of grant for pre-2006 awards and the closing market price on the date of grant for post-2006 awards. Generally, if the employee dies, becomes disabled or retires, the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data):

Grant date	2/5/2007	2/4/2008	2/9/2009
Shares granted	831	850	993
Exercise price	19.57	24.75	23.84
Vesting date	2/5/2010	2/4/2011	2/9/2012
Fair value per share ($)	6.30	5.80	5.87
Dividend yield (%)(1)	1.70	1.90	2.20
Expected volatility (%)(2)	33.90	27.30	31.80
Risk-free interest rate (%)(3)	4.74	2.79	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at October 10, 2009	824	848	993

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — for the 2006 and 2007 grants the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2009 grant assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life and the terms of the awards issued in 2009 are different from the awards that have fully vested.
     The stock option activity for the forty weeks ended October 10, 2009 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 3, 2009	2,975	$18.46
Granted	993	$23.84
Exercised	(229)	$11.17
Forfeited	(2)	$18.68

Outstanding at October 10, 2009	3,737	$20.33	4.79	$15,611

Exercisable at October 10, 2009	1,072	$14.18	3.30	$10,998

     As of October 10, 2009, all options outstanding under the EPIP had an average exercise price of $20.33 and a weighted average remaining contractual life of 4.79 years.
     During the twelve weeks ended October 10, 2009 and October 4, 2008, the company recorded stock-based compensation expense of $1.2 million and $1.0 million, respectively. During the forty weeks ended October 10, 2009 and October 4, 2008, the company recorded stock-based compensation expense of $3.9 million and $3.4 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model. As of October 10, 2009, there was $7.1 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

     The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the forty weeks ended October 10, 2009 and October 4, 2008 were as follows (amounts in thousands):

	October 10,	October 4,
	2009	2008
Cash received from option exercises	$2,560	$2,679
Cash tax windfall benefit, net	$910	$1,543
Intrinsic value of stock options exercised	$2,933	$4,470
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
     In connection with the vesting of 222,525 shares of restricted stock granted in February 2007, during the forty weeks ended October 10, 2009, an additional 44,505 common shares were issued because the company exceeded the S&P TSR by the maximum amount.
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

Grant date	2/5/2007	2/4/2008	2/9/2009
Shares granted	224	210	204
Vesting date	2/5/2009	2/4/2010	2/9/2011
Fair value per share	$20.98	$27.03	$24.96
Expense during the twelve weeks ended October 10, 2009	$—	$655	$588
Expense during the twelve weeks ended October 4, 2008	$509	$655	$—
Expense during the forty weeks ended October 10, 2009	$170	$2,183	$1,764
Expense during the forty weeks ended October 4, 2008	$1,698	$1,964	$—

     A summary of the status of the company’s nonvested shares as of October 10, 2009, and changes during the forty weeks ended October 10, 2009, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 3, 2009	432	$23.92
Granted	204	$24.96
Vested	(222)	$20.98
Forfeited	—	$—

Nonvested at October 10, 2009	414	$26.01

     As of October 10, 2009, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 0.82 years. The total fair value of shares vested during the forty weeks ended October 10, 2009 was $5.3 million.
Stock Appreciation Rights
     Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into stock appreciation rights. These rights vested after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During the forty weeks ended October 10, 2009 the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 are paid out at the time dividends are paid to other common shareholders.
     The fair value of the rights at October 10, 2009 ranged from $9.12 to $19.97. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 10, 2009: dividend yield 2.8%; expected volatility 31.0%; risk-free interest rate 2.37% and expected life of 0.95 years to 3.35 years.
     The rights activity for the forty weeks ended October 10, 2009 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Current
		Grant Date	Contractual	Intrinsic
	Rights	Fair Value	Term	Value
Outstanding at January 3, 2009	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at October 10, 2009	231	$11.14	4.15	$3,091

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual after that period at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2008 an aggregate of 22,160 shares were converted. During the fourth quarter of fiscal 2008 an additional 12,630 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. The individual non-employee directors who converted their retainer in the fourth quarter of fiscal 2008 received an additional 600 shares, in the aggregate, when the retainer was increased during the second quarter of fiscal 2009.
     Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2009, non-employee directors were granted an aggregate of 47,300 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the second quarter of fiscal 2009 a total of 14,320 shares were exercised for deferred shares issued under the fiscal 2008 grant.

     The deferred stock activity for the forty weeks ended October 10, 2009 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at January 3, 2009	101	$23.30
Deferred stock issued	48	$20.08
Deferred stock exercised	(19)	24.72

Outstanding at October 10, 2009	130	$21.90	0.97	$376

     The following table summarizes the company’s stock based compensation expense for the twelve and forty week periods ended October 10, 2009 and October 4, 2008, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
Stock options	$1,205	$1,036	$3,866	$3,354
Restricted stock	1,243	1,164	4,117	3,662
Stock appreciation rights	407	69	173	1,249
Deferred stock	311	325	1,051	1,006

Total stock based compensation	$3,166	$2,594	$9,207	$9,271

13. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 10, 2009 as compared to accounts at January 3, 2009 (amounts in thousands):

	AS OF
	OCTOBER 10,	JANUARY 3,
	2009	2009
Noncurrent benefit asset	$—	$—
Current benefit liability	$922	$922
Noncurrent benefit liability	$79,266	$78,897
Accumulated other comprehensive loss	$60,012	$61,475
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 10, 2009, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, alternative investments and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the forty weeks ended October 10, 2009 the company contributed $0.5 million to company pension plans.
     The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
Service cost	$72	$68	$240	$225
Interest cost	4,309	4,175	14,359	13,321
Expected return on plan assets	(4,370)	(5,936)	(14,565)	(19,116)
Amortization of net loss	629	—	2,098	—

Total net periodic benefit cost (income)	$640	$(1,693)	$2,132	$(5,570)

Post-retirement Benefit Plan
     The company provides certain medical and life insurance benefits for eligible retired employees. The medical plan covers eligible retirees under the active medical plans and specific retiree plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
Service cost	$198	$141	$662	$347
Interest cost	257	192	856	423
Amortization of prior service cost	77	77	256	256
Amortization of net loss	8	—	26	—

Total net periodic benefit cost	$540	$410	$1,800	$1,026

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (the “Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the forty weeks ended October 10, 2009 and October 4, 2008, the total cost and contributions were $12.0 million and $11.3 million, respectively. During the twelve weeks ended October 10, 2009 and October 4, 2008, the total cost and contributions were $3.3 million and $3.2 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
14. INCOME TAXES
     The company’s effective tax rate for the twelve and forty weeks ended October 10, 2009 was 35.5% and 36.2% respectively. The year to date rate is higher than the fiscal 2008 annual effective tax rate of 35.6% due primarily to favorable discrete items recognized during the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     During the twelve and forty weeks ended October 10, 2009, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 10, 2009	OCTOBER 4, 2008	OCTOBER 10, 2009	OCTOBER 4, 2008
SALES:
DSD	$495,231	$483,875	$1,682,517	$1,487,014
Warehouse delivery	139,225	115,512	446,663	392,249
Eliminations: Sales from warehouse delivery to DSD	(24,999)	(20,358)	(86,732)	(74,415)
Sales from DSD to warehouse delivery	(6,887)	(3,092)	(18,423)	(11,548)

	$602,570	$575,937	$2,024,025	$1,793,300

DEPRECIATION AND AMORTIZATION:
DSD	$15,189	$13,851	$49,678	$41,962
Warehouse delivery	3,738	3,622	12,045	12,000
Unallocated	137	(100)	274	356

	$19,064	$17,373	$61,997	$54,318

INCOME FROM OPERATIONS:
DSD	$46,789	$45,827	$149,412	$135,606
Warehouse delivery	12,858	4,546	39,190	19,266
Unallocated	(8,571)	(7,983)	(29,416)	(21,973)

	$51,076	$42,390	$159,186	$132,899

NET INTEREST INCOME	$98	$1,011	$737	$7,165

INCOME BEFORE INCOME TAXES	$51,174	$43,401	$159,923	$140,064

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended October 10, 2009			For the twelve weeks ended October 4, 2008
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$279,861	$33,949	$313,810	$275,604	$26,308	$301,912
Store Branded Retail	80,137	12,829	92,966	77,174	12,259	89,433
Non-retail and Other	128,346	67,448	195,794	128,005	56,587	184,592

Total	$488,344	$114,226	$602,570	$480,783	$95,154	$575,937

	For the forty weeks ended October 10, 2009			For the forty weeks ended October 4, 2008
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$945,516	$105,976	$1,051,492	$869,939	$85,255	$955,194
Store Branded Retail	279,539	44,162	323,701	213,777	39,771	253,548
Non-retail and Other	439,039	209,793	648,832	391,750	192,808	584,558

Total	$1,664,094	$359,931	$2,024,025	$1,475,466	$317,834	$1,793,300

16. SUBSEQUENT EVENTS
     The company has evaluated subsequent events for the period from October 10, 2009, the date of these financial statements, through November 19, 2009, which represents the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements other than the acquisition of Leo’s Foods, Inc. (“Leo’s”) as discussed below.
     On October 17, 2009, the company acquired 100% of the outstanding shares of capital stock of Leo’s. Leo’s has one tortilla facility in Ft. Worth, Texas and has an extensive line of flour and corn tortilla chips that are sold to foodservice and institutional customers nationwide under Leo’s, Juarez, and other customer brands. The acquisition will allow the company to expand our presence in the tortilla market in our foodservice business. This acquisition will be recorded in the company’s warehouse delivery segment during the company’s fiscal fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 10, 2009 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
OVERVIEW:
     Flowers Foods, Inc. (the “company”) is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, snack cakes and pastries that are distributed fresh in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments. The direct-store-delivery (“DSD”) segment focuses on the production and marketing of bakery products to customers in the Southeast, Mid-Atlantic, and Southwest, as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to retail vending and co-pack customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers nationwide primarily through warehouse distribution. This organizational structure is the basis of the operating segment data presented in this report.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders. In August 2008, the company acquired ButterKrust Bakery (“ButterKrust”) in Lakeland, Florida, adding additional production capacity in the Florida market and the company acquired Holsum Holdings, LLC (“Holsum”), which operates two bakeries in the Phoenix, Arizona area and expands the company into new geographic markets. The company introduced the Nature’s Own brand during the fourth quarter of fiscal 2008 in the Holsum territory. In May 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa (“Specialty”). Also, in May 2009 the company began bread production at its new bakery in Bardstown, Kentucky that will produce fresh breads and buns for markets in Tennessee, Kentucky, Ohio, and Indiana. In October 2009, the company acquired Leo’s Foods, Inc. (“Leo’s”) in Ft. Worth, Texas enabling the company to expand its presence in the tortilla category.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for the twelve weeks ended October 10, 2009 increased 4.6% as compared to the twelve weeks ended October 4, 2008. Contributing to this increase were favorable pricing/mix of 1.4% and the ButterKrust, Holsum and Specialty acquisitions of 4.2%, partially offset by volume declines of 1.0%. Sales for the forty weeks ended October 10, 2009 increased 12.9% as compared to the forty weeks ended October 4, 2008. Contributing to this increase were favorable pricing/mix of 4.3% and the ButterKrust, Holsum and Specialty acquisitions of 9.1%, partially offset by volume declines of 0.5%. For comparative purposes, Holsum and ButterKrust sales are not included in acquisition sales changes after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008. During fiscal 2009, and particularly in the third quarter, our sales were negatively impacted by the weak economy, the competitive landscape and higher promotional activity within the baking industry.
     For the twelve weeks ended October 10, 2009, diluted net income per share was $0.34 as compared to $0.29 per share for the twelve weeks ended October 4, 2008, a 17.2% increase. For the twelve weeks ended October 10, 2009, net income attributable to Flowers Foods, Inc. was $31.9 million, a 16.5% increase over $27.4 million reported for the twelve weeks ended October 4, 2008.
     For the forty weeks ended October 10, 2009, diluted net income per share was $1.07 as compared to $0.94 per share for the forty weeks ended October 4, 2008, a 13.8% increase. For the forty weeks ended October 10, 2009, net income attributable to Flowers Foods, Inc. was $99.6 million, a 14.3% increase over $87.1 million reported for the forty weeks ended October 4, 2008.
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
     Earnings Per Share. In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance requiring that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) to be classified as participating securities and should be included in the two-class method of computing earnings per share. See Note 11, Earnings Per Share, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the required disclosures and the impact upon adoption of this standard.
     Derivatives and other Financial Instruments. In February 2008, the FASB issued guidance deferring the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. The company adopted this standard as of January 4, 2009 and it had no impact upon adoption.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 10, 2009 and October 4, 2008, are set forth below (Dollars in Thousands):

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2009	October 4, 2008	October 10, 2009	October 4, 2008	Dollars	%
Sales
DSD	$488,344	$480,783	81.0	83.5	$7,561	1.6
Warehouse delivery	114,226	95,154	19.0	16.5	19,072	20.0

Total	$602,570	$575,937	100.0	100.0	$26,633	4.6

Gross margin(1)
DSD (2)	$247,039	$251,456	50.6	52.3	$(4,417)	(1.8)
Warehouse delivery(2)	33,286	25,689	29.1	27.0	7,597	29.6

Total	$280,325	$277,145	46.5	48.1	$3,180	1.1

Selling, marketing and administrative expenses
DSD(2)	$185,061	$191,778	37.9	39.9	$(6,717)	(3.5)
Warehouse delivery(2)	16,690	17,521	14.6	18.4	(831)	(4.7)
Corporate(3)	8,434	8,083	—	—	351	4.3

Total	$210,185	$217,382	34.9	37.7	$(7,197)	(3.3)

Depreciation and amortization
DSD(2)	$15,189	$13,851	3.1	2.9	$1,338	9.7
Warehouse delivery(2)	3,738	3,622	3.3	3.8	116	3.2
Corporate(3)	137	(100)	—	—	237	237.0

Total	$19,064	$17,373	3.2	3.0	$1,691	9.7

Income from operations
DSD(2)	$46,789	$45,827	9.6	9.5	$962	2.1
Warehouse delivery(2)	12,858	4,546	11.3	4.8	8,312	182.8
Corporate(3)	(8,571)	(7,983)	—	—	(588)	(7.4)

Total	$51,076	$42,390	8.5	7.4	$8,686	20.5

Interest income, net	$98	$1,011	0.0	0.2	$(913)	(90.3)
Income taxes	$18,150	$15,519	3.0	2.7	$2,631	17.0
Net income	$33,024	$27,882	5.5	4.8	$5,142	18.4
Net income attributable to noncontrolling interest	$(1,098)	$(467)	(0.2)	(0.1)	$(631)	135.1

Net income attributable to Flowers Foods, Inc.	$31,926	$27,415	5.3	4.8	$4,511	16.5

     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 10, 2009 and October 4, 2008, are set forth below (Dollars in Thousands):

	For the forty weeks ended
			Percentage of Sales		Increase (Decrease)
	October 10, 2009	October 4, 2008	October 10, 2009	October 4, 2008	Dollars	%
Sales
DSD	$1,664,094	$1,475,466	82.2	82.3	$188,628	12.8
Warehouse delivery	359,931	317,834	17.8	17.7	42,097	13.2

Total	$2,024,025	$1,793,300	100.0	100.0	$230,725	12.9

Gross margin(1)
DSD (2)	$834,140	$764,299	50.1	51.8	$69,841	9.1
Warehouse delivery(2)	104,839	86,645	29.1	27.3	18,194	21.0

Total	$938,979	$850,944	46.4	47.5	$88,035	10.3

Selling, marketing and administrative expenses
DSD(2)	$635,050	$587,417	38.2	39.8	$47,633	8.1
Warehouse delivery(2)	56,617	57,685	15.7	18.1	(1,068)	(1.9)
Corporate(3)	29,142	21,617	—	—	7,525	34.8

Total	$720,809	$666,719	35.6	37.2	$54,090	8.1

Depreciation and amortization
DSD(2)	$49,678	$41,962	3.0	2.8	$7,716	18.4
Warehouse delivery(2)	12,045	12,000	3.3	3.8	45	0.4
Corporate(3)	274	356	—	—	(82)	(23.0)

Total	$61,997	$54,318	3.1	3.0	$7,679	14.1

Gain on acquisition
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	3,013	—	0.8	—	3,013	—
Corporate (3)	—	—	—	—	—	—

Total	$3,013	$—	0.1	—	$3,013	—

Gain on sale of assets
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (2)	—	2,306	—	0.7	(2,306)	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$2,306	—	0.1	$(2,306)	—

Gain on insurance recovery
DSD(2)	$—	$686	—	—	$(686)	—
Warehouse delivery (2)	—	—	—	—	—	—
Corporate (3)	—	—	—	—	—	—

Total	$—	$686	—	—	$(686)	—

Income from operations
DSD(2)	$149,412	$135,606	9.0	9.2	$13,806	10.2
Warehouse delivery(2)	39,190	19,266	10.9	6.1	19,924	103.4
Corporate(3)	(29,416)	(21,973)	—	—	(7,443)	(33.9)

Total	$159,186	$132,899	7.9	7.4	$26,287	19.8

Interest income, net	$737	$7,165	0.0	0.4	$(6,428)	(89.7)
Income taxes	$57,969	$50,012	2.9	2.8	$7,957	15.9
Net income	$101,954	$90,052	5.0	5.0	$11,902	13.2
Net income attributable to noncontrolling interest	$(2,306)	$(2,905)	(0.1)	(0.2)	$(599)	(20.6)

Net income attributable to Flowers Foods, Inc.	$99,648	$87,147	4.9	4.9	$12,501	14.3

1.	Gross margin is defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts.

2.	As a percentage of revenue within the reporting segment.

3.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 10, 2009 COMPARED TO TWELVE WEEKS ENDED OCTOBER 4, 2008
     Consolidated Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 10, 2009		October 4, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$313,810	52.1%	$301,912	52.4%	3.9%
Store Branded Retail	92,966	15.4	89,433	15.5	4.0%
Non-retail and Other	195,794	32.5	184,592	32.1	6.1%

Total	$602,570	100.0%	$575,937	100.0%	4.6%

     The 4.6% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	1.4%
Volume	(1.0)%
Acquisitions	4.2%

Total Percentage Change in Sales	4.6%

     The increase in branded retail sales was due to the acquisitions and increased sales of branded breakfast and multi-pak cake products, partially offset by softer white bread sales. The company’s Nature’s Own products and its branded white bread labels were the key components of branded retail sales. The increase in store branded retail sales and non-retail and other sales was due to the acquisitions. Excluding the acquisitions, there was a decrease in non-retail and other sales volume and a decrease in store branded retail. The volume declines occurred primarily in the foodservice, vending and institutional categories of the non-retail channel and also in the branded white bread category of the branded retail channel due to extensive promotional activity in this channel. ButterKrust and Holsum sales are not included in acquisition sales changes after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008.
     Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 10, 2009		October 4, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$279,861	57.3%	$275,604	57.3%	1.5%
Store Branded Retail	80,137	16.4	77,174	16.1	3.8%
Non-retail and Other	128,346	26.3	128,005	26.6	0.3%

Total	$488,344	100.0%	$480,783	100.0%	1.6%

     The 1.6% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	1.8%
Volume	(3.7)%
Acquisitions	3.5%

Total Percentage Change in Sales	1.6%

     The increase in branded retail sales was due primarily to the acquisitions. The increase in store branded retail sales was due to the acquisitions. Excluding the impact of acquisitions, there was a decrease in store branded retail. The increase in non-retail and other sales was due to the acquisitions. Excluding the acquisitions, there was a decrease in non-retail and other sales volume. ButterKrust and Holsum sales are not included in acquisition sales changes after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008.

     Warehouse Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 10, 2009		October 4, 2008		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$33,949	29.7%	$26,308	27.6%	29.0%
Store Branded Retail	12,829	11.2	12,259	12.9	4.7%
Non-retail and Other	67,448	59.1	56,587	59.5	19.2%

Total	$114,226	100.0%	$95,154	100.0%	20.0%

     The 20.0% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	5.6%
Volume	6.5%
Acquisition	7.9%

Total Percentage Change in Sales	20.0%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The increase in store branded retail sales was due to favorable store brand cake volume. The increase in non-retail and other sales, which include contract production and vending, was primarily due to the contract manufacturing.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). Gross margin was affected by significant increases in ingredient costs as a percent of sales that were partially offset by improved manufacturing efficiency and lower energy and packaging costs as a percent of sales.
     The DSD segment gross margin decreased as a percent of sales primarily as a result of significant increases in ingredient costs as a percent of sales, partially offset by improved manufacturing efficiency, reduced scrap and lower energy and packaging costs as a percent of sales.
     The warehouse delivery segment’s gross margin increased as a percent of sales primarily as a result of lower labor, packaging, energy and inbound freight costs as a percent of sales partially offset by higher ingredient costs as a percent of sales.
     Selling, Marketing and Administrative Expenses. The decrease as a percent of sales was due to lower labor and distribution costs as a percent of sales, partially offset by higher pension costs. A shift mix in sales resulted in the decrease in distributor discounts.
     The DSD segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to considerably lower labor and distribution costs as a percent of sales.
     The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor and distribution costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to the acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to the Holsum and ButterKrust acquisitions. The warehouse delivery segment’s depreciation and amortization expense increased primarily due to the Specialty acquisition.
     Income from operations. The increase in the DSD segment income from operations was attributable to significantly lower selling, marketing and administrative expenses and improved manufacturing efficiencies. The increase in the warehouse delivery segment income from operations was primarily a result of higher branded retail sales, and lower labor and distribution costs as a percent of sales. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.
     Net Interest Income. The decrease was related to higher interest expense on the credit facility and the term loans used for the Holsum and ButterKrust acquisitions.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2009 was 35.5% compared to 35.8% in the third quarter of the prior year. The decrease in the rate is due mainly to the increased earnings of the variable interest entity in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. In December 2007, the FASB issued guidance that establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-Q has been reclassified where required. All the earnings of the VIE are eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 9, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.
FORTY WEEKS ENDED OCTOBER 10, 2009 COMPARED TO FORTY WEEKS ENDED OCTOBER 4, 2008
     Consolidated Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 10, 2009		October 4, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$1,051,492	52.0%	$955,194	53.3%	10.1%
Store Branded Retail	323,701	16.0	253,548	14.1	27.7%
Non-retail and Other	648,832	32.0	584,558	32.6	11.0%

Total	$2,024,025	100.0%	$1,793,300	100.0%	12.9%

     The 12.9% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	4.3%
Volume	(0.5)%
Acquisitions	9.1%

Total Percentage Change in Sales	12.9%

     The increase in branded retail sales was due primarily to the acquisitions and increased sales of branded breakfast bread, branded soft variety and branded multi-pack cake. The company’s Nature’s Own products and its branded white bread labels were the key components of branded retail sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in non-retail and other sales was due primarily to the acquisitions. The lower volume occurred primarily in the foodservice, vending, institutional, and contract manufacturing categories of the non-retail channel and the branded white bread category in the branded retail channel. ButterKrust and Holsum sales are not included in acquisition sales after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008.
     Direct-Store-Delivery Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 10, 2009		October 4, 2008
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$945,516	56.8%	$869,939	59.0%	8.7%
Store Branded Retail	279,539	16.8	213,777	14.5	30.8%
Non-retail and Other	439,039	26.4	391,750	26.5	12.1%

Total	$1,664,094	100.0%	$1,475,466	100.0%	12.8%

     The 12.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	3.3%
Volume	(0.7)%
Acquisitions	10.2%

Total Percentage Change in Sales	12.8%

     The increase in branded retail sales was due primarily to the acquisitions and growth in branded soft variety and branded breakfast bread. Nature’s Own products and branded white bread labels were the key components of branded retail sales. The increase in store branded retail sales was primarily due to the acquisitions. The increase in non-retail and other sales was primarily due to the acquisitions. ButterKrust and Holsum sales are not included in acquisition sales after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008.
     Warehouse Delivery Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 10, 2009		October 4, 2008		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$105,976	29.4%	$85,255	26.8%	24.3%
Store Branded Retail	44,162	12.3	39,771	12.5	11.0%
Non-retail and Other	209,793	58.3	192,808	60.7	8.8%

Total	$359,931	100.0%	$317,834	100.0%	13.2%

     The 13.2% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	9.9%
Volume	(0.3)%
Acquisition	3.6%

Total Percentage Change in Sales	13.2%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The increase in store branded retail sales was primarily due to favorable pricing/mix and, to a lesser extent, volume increases. The increase in non-retail and other sales, which include foodservice, contract production and vending, was due primarily to foodservice.
     Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts). The decrease as a percent of sales was primarily due to significant increases in ingredient costs as a percent of sales, as well as lower margins for the Holsum and ButterKrust acquisitions, partially offset by improved manufacturing efficiency and lower labor and packaging costs as a percent of sales.
     The DSD segment gross margin decreased as a percent of sales primarily as a result of significant increases in ingredient costs as a percent of sales and lower margins for the Holsum and ButterKrust acquisitions. These were partially offset by improved manufacturing efficiency and reduced waste.
     The warehouse delivery segment’s gross margin increased as a percent of sales primarily as a result of lower labor, packaging and inbound freight costs offset by higher ingredient and repairs and maintenance costs as a percent of sales. The Atlanta plant sale and closure, discussed below, had additional costs recorded in the second quarter of fiscal 2008 contributing to the higher gross margin this fiscal year.
     Selling, Marketing and Administrative Expenses. The decrease as a percent of sales was due to considerably lower labor and distribution costs as a percent of sales, partially offset by higher distributor discounts and significantly higher pension costs. Sales gains and the Holsum acquisition resulted in the increase in distributor discounts.

     The DSD segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to significantly lower labor and distribution costs as a percent of sales and higher gains on territory sales, partially offset by higher distributor discounts as a percent of sales.
     The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily due to sales gains and lower labor and distribution costs as a percent of sales, partially offset by higher freezer costs as a percent of sales.
     Gain on acquisition. On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa for $9.4 million in cash. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statement of income for the forty weeks ended October 10, 2009. We believe the gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the warehouse delivery segment.
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
     The DSD segment’s depreciation and amortization expense increased primarily due to the acquisitions. The warehouse delivery segment’s depreciation and amortization expense was flat for the forty weeks ended October 10, 2009 compared to the forty weeks ended October 4, 2008.
     Income from operations. The increase in the DSD segment income from operations was attributable to higher sales, primarily from acquisitions and lower selling, marketing and administrative expenses, and improved manufacturing efficiencies. The increase in the warehouse delivery segment income from operations was primarily a result of the gain on acquisition discussed above, higher branded retail sales and lower labor and distribution costs. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.
     Net Interest Income. The decrease was related to higher interest expense on the credit facility and term loans used for the Holsum and ButterKrust acquisitions.
     Income Taxes. The effective tax rate for the forty weeks ended October 10, 2009 was 36.2% compared to 35.7% for the forty weeks ended October 4, 2008. The increase in the rate is due mainly to the favorable discrete items that were recognized during the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. In December 2007, the FASB issued guidance that establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-Q has been reclassified where required. All the earnings of the VIE are eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 9, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the company’s VIE.

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
Cash Flows
     Our cash and cash equivalents decreased to $16.1 million at October 10, 2009 from $20.0 million at January 3, 2009. The decrease resulted from $166.2 million provided by operating activities, offset by $52.4 million and $117.7 million disbursed for investing activities and financing activities, respectively.
     Included in cash and cash equivalents at October 10, 2009 and January 3, 2009 was $6.2 million and $5.6 million, respectively, related to the company’s VIE, which is not available for use by the company.
     Cash Flows Provided by Operating Activities. Net cash of $166.2 million provided by operating activities during the forty weeks ended October 10, 2009 consisted primarily of $102.0 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$61,997
Loss reclassified from accumulated other comprehensive income to net income	44,707
Stock-based compensation	9,207
Gain on acquisition	(3,013)
Deferred income taxes	(3,675)
Provision for inventory obsolescence	652
Allowances for accounts receivable	2,614
Pension and postretirement plans expense	3,932
Other	224

Total	$116,645

     Cash disbursed for working capital and other activities was $52.4 million. As of October 10, 2009, the company had $27.7 million recorded in other current assets representing collateral for hedged positions. The company contributed $0.5 million to the Pension Plans through the forty weeks ended October 10, 2009, although not required, and does not anticipate making any additional contributions the remainder of the year.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 10, 2009 of $52.4 million consisted primarily of capital expenditures of $47.3 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $39.5 million and $6.8 million, respectively. The company estimates capital expenditures of approximately $70.0 million during fiscal 2009. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $117.7 million during the forty weeks ended October 10, 2009 consisted primarily of dividends paid of $46.2 million, stock repurchases of $27.6 million, and net debt repayments of $39.3 million, partially offset by proceeds of $2.6 million from the exercise of stock options and the related share-based payments windfall tax benefit of $1.4 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company was in compliance with all loan covenants as of October 10, 2009 and based upon its current projections, we believe we will be in compliance with the loan covenants for the remainder of 2009 in the foreseeable future.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $84.6 million and $110.0 million in outstanding borrowings under the credit facility at October 10, 2009 and January 3, 2009, respectively.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing the ButterKrust and Holsum acquisitions. The term loan provides for borrowings through the maturity date of August 4, 2013. The maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company was in compliance with all loan covenants as of October 10, 2009 and based upon its current projections, we believe we will be in compliance with the loan covenants for the remainder of 2009 and in the foreseeable future. As of October 10, 2009 and January 3, 2009, the amounts outstanding under the term loan were $135.0 million and $146.3 million, respectively.
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
Uses of Cash
     On February 20, 2009, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 20, 2009 to shareholders of record on March 6, 2009. This dividend payment was $14.0 million. On May 29, 2009, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that was paid on July 2, 2009 to shareholders of record on June 19, 2009. This dividend payment was $16.1 million. On August 21, 2009, the Board of Directors declared a dividend of $0.175 per share that was paid on September 18, 2009 to shareholders of record on September 4, 2009. This dividend payment was $16.1 million.
     On December 19, 2002, the board of directors approved a plan that authorized stock repurchases of up to 16.9 million shares of the company’s common stock. On November 18, 2005, the board of directors further increased the number of authorized shares to 22.9 million shares. On February 8, 2008, the board of directors increased the number of authorized shares to 30.0 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 10, 2009, 1,230,391 shares, at a cost of $27.6 million of the company’s common stock were purchased under the plan. The company did not purchase any of its common stock during the twelve weeks ended October 10, 2009. From the inception of the plan through October 10, 2009, 22.1 million shares, at a cost of $352.1 million, have been purchased.
     During the first quarter of fiscal 2009, the company paid $26.3 million in performance-based cash awards under the company’s bonus plan.

     NEW ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of these standards did not have a material impact on our condensed consolidated balance sheet or statements of income. See Note 6, Fair Value of Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional disclosures.
     In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption on January 4, 2009, this standard did not have a material impact on our consolidated financial position and results of operations. We recorded the Cedar Rapids, Iowa acquisition on May 15, 2009 in accordance with this guidance as described in Note 4, Acquisitions, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
     In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 7, Derivatives, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional derivative and hedging information and disclosures.
     In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested performance contingent restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 4, 2009 and computed earnings per common share using the two-class method for all periods presented. See Note 11, Earnings Per Share, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional disclosure.
     In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
     In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 16, Subsequent Events, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the required disclosures.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.
     In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 10, 2009, the company’s hedge portfolio contained commodity derivatives with a fair value of $(23.1) million. Of this fair value, $(20.2) million is based on quoted market prices and $(2.9) million is based on models and other valuation methods. Approximately $(1.9) million, $(21.2) million and an immaterial amount of this fair value relates to instruments that will be utilized in fiscal 2009, fiscal 2010, and fiscal 2011, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of October 10, 2009, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $10.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     On July 9, 2008 and August 13, 2008, the company entered interest rate swaps with notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility through September 30, 2009. As of October 10, 2009, the fair value of these interest rate swaps was $(7.5) million. All of this fair value is based on valuation models and $(1.1) million, $(4.0) million, $(1.8) million, $(0.5) million and ($0.1) million of this fair value is related to instruments expiring in 2009 through 2013, respectively.

     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of October 10, 2009, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swaps by $0.7 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swaps would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 10, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 3, 2009 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during third quarter of fiscal 2009.
ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.
By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board, Chief Executive Officer and President

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: November 19, 2009

EXHIBIT INDEX

Exhibit
No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247)

10.8	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Form of 2008 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.10	—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

Exhibit
No		Name of Exhibit
10.11	—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.12	—	Amended and Restated Credit Agreement, dated as of June 6, 2006, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Harris N.A. and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabsbank International”, New York Branch, as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 7, 2006, File No. 1-16247).

10.13	—	Employment Agreement, effective September 15, 2007, by and between Flowers Foods, Inc. and Jimmy M. Woodward. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 31, 2007, File No. 1-16247).

10.14	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.15	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.16	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.17	—	Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.18	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

10.19	—	Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247)

*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 10, 2009.

*	Filed herewith