Form 10-K
period 2010-01-02
FLOWERS FOODS INC
filed 2010-03-03
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price on the New York Stock Exchange on July 18, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,968,402,127.

On February 26, 2010, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 91,718,522.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held June 4, 2010, which will be filed with the Securities and Exchange Commission on or prior to May 2, 2010, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events; and

•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

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

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of January 2, 2010.

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

We have a major presence in each of the product categories in which we compete. Our brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

DSD Brands	Regional Franchised Brands	Warehouse Delivery Brands
Flowers	Sunbeam	Mrs. Freshley’s
Nature’s Own	Roman Meal	Snack Away
Whitewheat	Bunny	European Bakers
Cobblestone Mill	Holsum	Broad Street Bakery
BlueBird	Aunt Hattie’s	Leo’s
ButterKrust	Country Hearth	Juarez
Dandee
Mary Jane
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

In our DSD segment, we focus on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. We market a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, we have been able to strengthen and establish our brands in the markets we serve. We have devoted significant resources to automate our production facilities, improve our distribution capabilities and enhance our information technology. Historically, we have grown through acquisitions of bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive DSD system. However, we also have grown by expanding our DSD service 100 to 150 miles into markets that adjoin the current territories we supply, and we intend to continue this growth initiative in the near future. Our DSD system utilizes 3,530 independent distributors who collectively own 3,727 distributor territories with the rights to sell certain brands of our bakery products within their respective territories. Our strategy is to continue enabling these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.

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

Industry Overview

The United States food industry is comprised of a number of distinct product lines and distribution channels for bakery products. Although supermarket bakery aisle purchases remain the largest channel for consumers’ bakery foods purchases, non-supermarket channels, such as mass merchandisers, convenience stores, club stores, restaurants, institutions and other convenience channels also are outlets where consumers purchase bakery items. Non-supermarket channels of distribution are growing in importance throughout the food industry.

Fresh Bakery Products

In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Grupo Bimbo S.A. de C.V., Hostess Brands, Inc. (formerly Interstate Bakeries Corporation), Sara Lee Corporation, McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

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

Frozen Bakery Products

Primary competitors in the frozen breads and rolls market include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery (Franz), Turano Baking Company and All Round Foods, Inc.

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $580 billion in 2010. The NRA projects that while overall restaurant industry sales will increase in current dollars by 2.5% over 2009 figures, they are expected to be flat when inflation-adjusted. The quickservice restaurant segment is expected to fare slightly better than the fullservice restaurant segment as diners focus on values and specials. Quickservice restaurants are projected to post sales gains of 3% over 2009 while sales at fullservice restaurants are projected to increase 1.2% over 2009.

Strategy

Our mission is to drive sustainable growth that over time enhances value for our shareholders, team members, associates, distributors, customers, consumers, and communities. Our strategies are based on the production, distribution and marketing requirements of the distribution channels we serve as one of the nation’s leading producers and marketers of bakery products. Our operating strategies are to:

•	Grow Sales. We grow sales by introducing new products, further penetrating core markets, expanding our direct-store-delivery service to new geographic markets, serving new customers, and making bolt-on acquisitions.

•	Invest Wisely. We invest to make our bakeries the most efficient in the U.S. We will continue investing in technology, efficiency improvements, and new bakeries to maintain our advantage as one of the country’s low-cost bakers.

•	Bake Smart. We offer a broad line of fresh and frozen bakery products that meet our customers’ and our consumers’ needs. We will continue to develop and introduce innovative new products while maintaining the quality of our core products.

•	Develop Brands. Our brands represent product quality, consistency, and delicious taste to consumers. We will maintain our brand strength and use the power of our brands to grow.

•	Give Extraordinary Service. We offer extraordinary service — going beyond the call of duty to help meet customers’ needs. We will expand and refine our distribution and information systems to help us respond even more quickly and efficiently to changing customer service needs, consumer preferences, and seasonal demands in the channels we serve.

•	Innovate. We constantly work to improve our business processes throughout the company to increase efficiencies, reduce costs, improve quality, and enhance customer service.

•	Appreciate the Team. We embrace diversity, foster team spirit, and encourage professional growth. We build teams that understand the importance of working together to implement our strategies. Our work environment encourages recognition and respect for team and individual achievements.

•	Manage Resources. We strive to conduct business in a manner that helps conserve natural resources and promotes a clean and healthy environment.

Products

We produce fresh packaged and frozen bakery products.

DSD Segment

We market our DSD fresh packaged bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. Our soft variety and premium specialty breads are marketed throughout these regions under our Nature’s Own and Cobblestone Mill brands. We have developed and introduced many new products over the last several years that appeal to health-conscious consumers. Examples of new products under our Nature’s Own brand in fiscal 2009 include:

•	Nature’s Own Breakfast Breads in a variety of flavors

•	Nature’s Own 100% Wheat Buns

•	Nature’s Own 100% Whole Grain Bread

We also introduced Nature’s Own Sandwich Rounds and Thin Sliced Bagels early in fiscal 2010.

We also market regional franchised brands such as Sunbeam, Roman Meal, Bunny, Holsum, Aunt Hattie’s and Country Hearth, and regional brands we own such as ButterKrust, Dandee, Mary Jane, Evangeline Maid, Ideal and Captain John Derst. Nature’s Own is the best selling brand by volume of soft variety bread in the United States, although it is only available to approximately 50% of the population, with 2009 retail sales of approximately $825 million. Our DSD branded retail products account for approximately 57% of the DSD segment sales.

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

We also utilize our DSD system to supply bakery products to quick serve restaurants, institutions and other outlets, which account for approximately 24% of DSD sales.

Warehouse Delivery Segment

Our warehouse delivery segment produces and sells pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including mass merchandisers, vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to our competitors’ DSD brands such as Hostess, Dolly Madison and Little Debbie. Mrs. Freshley’s products are delivered throughout the United States. We also produce pastries, doughnuts and bakery snack products for distribution by our DSD system under the BlueBird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various private and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors.

In fiscal 2009, we introduced several new products under the Mrs. Freshley’s and BlueBird brands, including banana pudding cupcakes and cinnamon coffee cakes.

We also produce and distribute a variety of frozen bread, rolls and buns for sale to foodservice customers. In addition, our frozen bread and roll products under the European Bakers brand are distributed for retail sale in supermarket deli-bakeries. We have the ability to provide our customers with a variety of products using both conventional and hearth baking technologies.

During fiscal 2009, we acquired Leo’s Foods, Inc., a tortilla facility located in Ft. Worth, Texas (“Leo’s”), and increased our production capacity for the foodservice and retail tortilla business.

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

DSD Segment

We operate 30 fresh packaged bakery production facilities in twelve states and one production facility that produces frozen bakery products. Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe that these investments have made us the most efficient major producer of packaged bakery products in the United States. We believe that our capital investment yields long-term benefits in the form of more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit. We intend to continue investing in our production facilities and equipment to maintain high levels of efficiency.

In August 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. This merger allowed us to expand into new geographic markets.

In August 2008, the company acquired 100% of the outstanding shares of capital stock of the parent company of ButterKrust Bakery (“ButterKrust”). ButterKrust manufactures fresh breads and rolls in Lakeland, Florida and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. This acquisition increased our production capacity in the Florida market.

In November 2007, we announced plans to build a 200,000-square-foot bakery in Bardstown, Kentucky that produces products for markets in Tennessee, Kentucky, Ohio, and Indiana. The bakery opened with one production line in spring 2009. A second production line is expected to begin production in spring 2010.

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

We utilize a network of 3,530 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, which are managed and serviced by the company. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, marketing and administrative expenses and amounted to $2.9 million, $2.9 million and $2.6 million for fiscal years 2009, 2008 and 2007, respectively. Our proprietary software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet the retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to the hand-held computers, we use a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other criteria. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. The hand-held computers are highly integrated with this software system. This system permits us to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer.

Warehouse Delivery Segment

We operate eleven production facilities, of which four produce packaged bakery snack products, two produce frozen bread and rolls, two produce fresh packaged bread and rolls, two produce mixes used in the baking process and one produces tortillas. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

In October 2009, the company acquired Leo’s Foods, Inc. in Ft. Worth, Texas. Leo’s Foods was formerly a family-owned business with one tortilla facility in Ft. Worth. The company makes an extensive line of flour and corn tortillas and tortilla chips that are sold to foodservice and institutional customers nationwide under Leo’s, Juarez, and customer brands. This acquisition adds production capacity for the foodservice and retail customers of flour and corn tortilla and tortilla chips.

In May 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa from General Mills, Inc. The mix plant produces bakery mixes for the company and for retail and foodservice customers. With the acquisition, the company also gained greater control over the Country Hearth trademark, which it licenses to various bakers in certain parts of the country.

In December 2007, we reacquired a bakery in Suwanee, Georgia from The Schwan Food Company. Flowers built the bakery in 1999 and then sold the property to Schwan in 2003 as part of the sale of the Mrs. Smith’s business. Since 2003, Flowers operated the bakery under the terms of a building lease with Schwan. Reacquiring the building provides the company with operational certainty regarding future production and creates opportunities for expansion to accommodate additional volume. Flowers produces hearth-baked buns, rolls and bagels in the Suwanee bakery facility for retail and foodservice customers.

Customers

Our top 10 customers in fiscal 2009 accounted for 46.0% of sales. During fiscal 2009, our largest customer, Wal-Mart/Sam’s Club, represented 21.0% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club or any other major customer or a material negative change in our relationship with Wal-Mart/Sam’s Club or any other major customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales.

Our fresh baked foods customer base includes mass merchandisers, supermarkets and other retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. The company currently operates 245 such outlets, and reported sales of $60.4 million during fiscal 2009 related to these thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

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

Competition

The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution and smaller regional and local bakeries. Primary national competitors include Grupo Bimbo S.A. de C.V., Hostess Brands, Inc. (“Hostess”)(formerly Interstate Bakeries Corporation), Sara Lee Corporation, McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). We also face competition from private label brands produced by us and our competitors. Competition is based on product availability, product quality, brand loyalty, price, effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of our independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products and sales channels, limit the effects of such competition. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery, Turano Baking Company and All Round Foods, Inc. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

Intellectual Property

We own a number of trademarks and trade names, as well as certain licenses. The company also sells its products under a number of regional franchised and licensed trademarks and trade names that it does not own. These trademarks and trade names are considered to be important to our business since they have the effect of developing brand awareness and maintaining consumer loyalty. On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits, and injunctive relief. We are not aware of any fact that would negatively impact the continued use of any of our trademarks, trade names or licenses to any material extent.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to manage the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Other Available Information

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained in this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings in the investor relations page on our web site at http://www.flowersfoods.com under the heading “Investor Center.”

The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including the company. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Economic conditions have deteriorated significantly throughout the United States and these difficult conditions may continue to exist for the foreseeable future. This deterioration could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices for some of our products and/or limit our ability to increase or maintain prices. As such, we could experience reduced profitability, which potentially could require us to recognize impairment charges. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 46.0% of our sales during fiscal 2009. Our largest customer, Wal-Mart/Sam’s Club, accounted for 21.0% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term sales contracts, and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for private label products or products of other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

Consolidation in the retail and foodservice industries could affect our sales and profitability.

As our customers, including mass merchandisers grow larger they may demand lower pricing and increased promotional programs. Meeting these demands could adversely affect our margins.

Our large customers may impose requirements on us that may adversely affect our results of operations.

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements upon their suppliers, including us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Compliance with requirements imposed by significant customers may be costly and may have an adverse effect on our results of operations. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which could adversely affect our results of operations.

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

Pension, health care and workers’ compensation costs have been increasing and will likely continue to increase. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors. There have been no new participants in the company’s defined benefit plan since December 31, 1998. Effective December 31, 2005, the company froze benefits in its primary defined benefit pension plan. As a result of the downturn in equity markets during 2008 and the first quarter of 2009, the assets of the company’s pension plans decreased significantly and, as a result of this decrease, pension costs increased in 2009.

We have risks related to our pension plans, which could impact the company’s liquidity.

The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 12.0% of all the pension plan assets as of January 2, 2010.

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

Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could affect our results of operations and financial condition.

We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure our commodity needs at costs we currently experience and may require additional unplanned capital expenditures.

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

Executive Officers of Flowers Foods

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects our Chairman of the Board and Chief Executive Officer for

a one-year term. The Board of Directors has granted the Chairman of the Board and Chief Executive Officer the authority to appoint the executive officers to hold office until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 64 Chairman of the Board and Chief Executive Officer	Mr. Deese has been Chairman of the Board and Chief Executive Officer of Flowers Foods since January 2010. Mr. Deese previously served as Chairman of the Board, President and Chief Executive Officer of Flowers Foods from January 2006 to January 2010. He previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Allen L. Shiver Age 54 President	Mr. Shiver has been President of Flowers Foods since January 2010. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to January 2010. He previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

R. Steve Kinsey Age 49 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 62 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Stephen R. Avera Age 53 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 59 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 56 Executive Vice President of Corporate Relations	Ms. Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Karyl H. Lauder Age 53 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 51 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 56 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008. Mr. Thriffiley, previously served as Vice President of Human Resources from 2002 to 2008. Prior to that Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

Vyto F. Razminas Age 52 Senior Vice President and Chief Information Officer	Mr. Razminas has been Senior Vice President and Chief Information Officer for Flowers Foods since May 2008. Mr. Razminas, previously served as Vice President of Business and Information Systems from 2002 to 2008. Prior to that Mr. Razminas served as Chief Information Officer from 1998 to 2002.

Item 2.	Properties

The company currently operates 42 production facilities, of which 41 are owned and one is leased, as indicated below. We consider that our properties are in good condition, well maintained and sufficient for our present operations. During fiscal 2009, DSD production facilities taken as a whole, operated moderately above capacity and warehouse delivery production facilities operated moderately below capacity. Our production plant locations are:

DSD
Birmingham, Alabama	Baton Rouge, Louisiana
Opelika, Alabama	Lafayette, Louisiana
Tuscaloosa, Alabama	New Orleans, Louisiana
Phoenix, Arizona	Goldsboro, North Carolina
Tolleson, Arizona	Jamestown, North Carolina
Batesville, Arkansas	Newton, North Carolina
Bradenton, Florida	Morristown, Tennessee
Jacksonville, Florida	Denton, Texas
Lakeland, Florida	El Paso, Texas
Miami, Florida	Houston, Texas(2)
Atlanta, Georgia	San Antonio, Texas
Savannah, Georgia	Tyler, Texas
Thomasville, Georgia	Lynchburg, Virginia
Villa Rica, Georgia	Norfolk, Virginia
Bardstown, Kentucky	Bluefield, West Virginia
Warehouse Delivery
Montgomery, Alabama	Sykesville, Maryland (Leased)
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
Cedar Rapids, Iowa	Ft. Worth, Texas
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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2009			FY 2008
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low

First	$24.44	$20.40	$0.150	$26.53	$20.90	$0.125
Second	$24.27	$20.59	$0.175	$29.88	$24.99	$0.150
Third	$26.40	$22.41	$0.175	$32.68	$23.52	$0.150
Fourth	$24.72	$21.90	$0.175	$30.64	$22.28	$0.150

Holders

As of February 26, 2010, there were approximately 4,100 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column(a))
	(a)	(b)	(c)
(Amounts in thousands, except per share data)

Equity compensation plans approved by security holders	3,734	$20.34	5,291
Equity compensation plans not approved by security holders	—	—	—

Total	3,734	$20.34	5,291

Under the company’s compensation plans, the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares available under the compensation plan approved by security holders increased by 4,000,000 shares to 18,625,000 shares as approved in the 2009 Proxy. See Note 17, Stock-Based Compensation, of Notes to Consolidated Financial Statements for further information on equity compensation plans.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) among Flowers Foods common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 1, 2005 through December 31, 2009, the last trading day of our 2009 fiscal year.

Comparison of Cumulative Five Year Total Return

	January 1,	December 31,	December 30,	December 29,	January 3,	January 2,
	2005	2005	2006	2007	2009	2010
FLOWERS FOODS INC	100.00	132.87	132.40	179.43	182.85	187.64
S&P 500 INDEX	100.00	104.91	121.48	129.04	83.29	102.12
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	92.01	107.19	110.38	97.72	113.00
S&P MIDCAP 400 INDEX	100.00	112.56	124.17	134.85	87.58	117.47

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 1, 2005. Flowers Foods’ share price is also indexed to $100 at January 1, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2009 under the stock repurchase plan.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Weighted	Announced	Under the
	Shares	Average Price	Plan or	Plan or
Period	Purchased	per Share	Programs	Programs
	(Amounts in thousands, except price data)

October 11, 2009 — November 7, 2009	—	—	—	7,912
November 8, 2009 — December 5, 2009	519	$22.92	519	7,393
December 6, 2009 — January 2, 2010	44	$22.94	44	7,349

Total	563	$22.92	563

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2009, 2008, 2007, 2006, and 2005 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

	For the 52	For the 53
	Weeks Ended	Weeks Ended	For the 52 Weeks Ended_
	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006		December 31, 2005
	(Amounts in thousands, except per share data)

Statement of Income Data:
Sales	$2,600,849	$2,414,892	$2,036,674	$1,888,654		$1,715,869
Income from continuing operations before cumulative effect of a change in accounting principle	133,712	122,307	98,115	78,135		65,762
Income (loss) from discontinued operations, net of income tax	—	—	—	6,731		(1,627)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(568	)(1)	—
Net income	133,712	122,307	98,115	84,298		64,135
Net income attributable to noncontrolling interest	(3,415)	(3,074)	(3,500)	(3,255)		(2,904)
Net income attributable to Flowers Foods, Inc.	$130,297	$119,233	$94,615	$81,043		$61,231
Income from continuing operations before cumulative effect of a change in accounting principle attributable to Flowers Foods, Inc. common shareholders per diluted share	$1.41	$1.28	$1.02	$0.81		$0.66
Cash dividends per common share	$0.68	$0.58	$0.46	$0.32		$0.25
Balance Sheet Data:
Total assets	$1,351,442	$1,353,244	$987,535	$906,590		$851,069
Long-term debt	$225,905	$263,879	$22,508	$79,126		$74,403

(1)	Relates to the adoption on January 1, 2006 of guidance on accounting for share-based payments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, tortillas, snack cakes and pastries that are distributed fresh to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments: DSD and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls and buns and tortillas for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2009 increased 7.7% from fiscal 2008. This increase was primarily due to acquisitions and favorable pricing and mix shifts offset by the 53rd week during fiscal 2008 and decreased volume. During fiscal 2009, our sales were negatively impacted by the weak economy, the competitive landscape and higher promotional activity within the baking industry. While the company expects sales to continue to grow, it cannot guarantee at what level considering the current economic environment and competitive landscape in the baking industry.

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

Critical Accounting Estimates

Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the company’s consolidated financial statements.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. The company believes it is a baked foods industry leader in PBS and utilizes this technology with a majority of its larger retail customers such as Wal-Mart, Winn-Dixie, Kroger and Food Lion. In fiscal 2009 the company recorded $674.9 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2010. In addition, new PBS customers will begin implementation during 2010. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on PBS and the significant accounting policies associated with PBS.

Derivative Instruments.  The company’s cost of primary raw materials is highly correlated to the commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and derivative financial instruments to manage the impact of volatility in raw material prices.

Valuation of Long-Lived Assets, Goodwill and Other Intangibles.  The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were necessary for fiscal years 2009 or 2007. There was an impairment charge of $3.1 million recorded in fiscal 2008, as discussed below in Results of Operations.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier, projected revenue using a reasonable multiplier and a discounted cash flow model using a reasonable discount rate. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years ended January 2, 2010, January 3, 2009, or December 29, 2007.

In connection with acquisitions, the company has acquired trademarks, customer lists and non-compete agreements, which are intangible assets subject to amortization. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were necessary for the fiscal years ended January 2, 2010, January 3, 2009, or December 29, 2007.

The company also owns trademarks acquired in acquisitions that are intangible assets not subject to amortization. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the useful life is evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were necessary for the fiscal years ended January 2, 2010, January 3, 2009, or December 29, 2007.

See Note 8, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements of this Form 10-K for further information relating to the company’s goodwill and other intangible assets.

Self-Insurance Reserves.  We are self-insured for various levels of general liability, auto liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our financial condition and results of operations.

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

Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense. Our income tax expense, deferred tax assets and liabilities and reserve for unrecognized tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some or all of the deferred assets will not be realized. While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. See Note 21, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.

Pension Obligations.  The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain another defined benefit plan that covers a small number of union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. The company recorded pension cost of $2.8 million for fiscal 2009.

A quarter percentage point change in the discount rate would impact the company’s fiscal 2009 pension cost by approximately $0.2 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return assumption would impact the company’s fiscal 2009 pension cost by approximately $0.6 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2009 pension obligations by approximately $10.2 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2009 pension obligations by approximately $9.7 million. The company expects pension cost of approximately $0.6 million for fiscal 2010.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2010, as compared with the average annual return on the plans assets over the past 15 years of approximately 8.9% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed, 0-25% real estate income securities, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses.

The company determines the fair value of substantially all its plans assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of the fiscal 2009 measurement date of December 31, 2008 for the pension plans the company sponsors was $97.8 million. The total unrecognized loss as of the fiscal 2010 measurement date of December 31, 2009 for the pension plans the company sponsors was $86.9 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2010 is expected to be approximately $2.2 million. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.

The company adopted new accounting standards related to fair value disclosures for pension and postretirement plan assets effective fiscal years ending on or after December 15, 2009. The new standard codifies a framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The valuation techniques required by the new provisions are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect our assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. The three-tier fair value hierarchy, which prioritizes the observable and unobservable inputs used in the valuation methodologies, is:

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

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2009, by asset category are as follows (amounts in thousands):

	Fair Value of Pension Plan Assets as of December 31, 2009
	Quoted prices in
	active markets	Significant	Significant
	for identical	Observable Inputs	Unobservable
Asset Category	assets (Level 1)	(Level 2)	Inputs (Level 3)	Total

Short term investments and cash	$8,729	$—	$—	$8,729
Equity securities:
U.S. companies	98,899	—	—	98,899
International companies	4,941	—	—	4,941
International equity funds(a)	—	33,946	—	33,946
Fixed income securities:
Domestic mutual funds(b)	20,870	—	—	20,870
Convertible equity	398	—	—	398
Private equity funds(c)	—	—	13,235	13,235
Real estate(d)	—	—	7,762	7,762
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,286	9,286
Hedged equity funds(f)	—	—	29,913	29,913
Absolute return funds(c)	—	—	38,038	38,038
Other assets and liabilities(g)	—	—	22	22
Accrued income(g)	—	—	134	134

Total	$133,837	$33,946	$98,390	$266,173

(a)	This category includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This category invests primarily in U.S. government issued securities.

(c)	This category invests primarily in absolute return strategy funds.

(d)	This category includes funds that invest primarily in U.S. commercial real estate.

(e)	This category invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This category invests primarily in hedged equity funds.

(g)	This category includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The following table provides information on the Pension Plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed income		Guaranteed			Other assets and
	securities -	Real Estate	Insurance	Hedged Equity	Absolute Return	liabilities and
	Alternative	Funds	Contracts	Funds	Funds	accrued income	Totals

Balance at December 31, 2008	$11,327	$14,795	$8,768	$25,909	$32,265	$—	$93,064
Actual return on plan assets:						—
Relating to assets still held at the reporting date	3,460	(7,025)	620	4,004	5,773	134	6,966
Relating to assets sold during the period	448	—	—	—	—	—	448
Purchases, sales, and settlements	(2,000)	(8)	(102)	—	—	22	(2,088)

Ending balance at December 31, 2009	$13,235	$7,762	$9,286	$29,913	$38,038	$156	$98,390

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2009 and December 31, 2008, and target asset allocations for fiscal 2010 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2010	2009	2008

Equity securities	40-60%	51.8%	47.6%
Fixed income securities	10-40%	13.0%	12.3%
Real estate	0-25%	2.9%	6.1%
Other diversifying strategies(1)	0-40%	29.0%	27.5%
Short term investments and cash	0-25%	3.3%	6.3%
Other	0%	0.0%	0.2%

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include Flowers’ common stock of 1,346,828 shares and 1,346,828 shares in the amount of $32.0 million and $32.1 million (12.0% and 13.2% of total plan assets) as of December 31, 2009 and December 31, 2008, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

On September 29, 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that was effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions at December 30, 2006, the end of its fiscal year 2006. See Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K for information regarding the company’s postretirement plans.

During fiscal years 2009, 2008, and 2007 the company contributed $0.5 million, $0.0 million, and $1.0 million, respectively, to the defined benefit plans. Despite an average return on plan assets of 8.9% over the last 15 years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008. During 2010, the company expects to contribute approximately $0.8 million to its pension plans. This amount represents estimated minimum pension contributions required under ERISA and the Pension Protection Act of 2006 (“PPA”) as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company elected to use asset smoothing for the 2009 plan year. As a result, contributions may be deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The effective date of the final regulations is for plan years beginning on or after January 1, 2010. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations. In assessing different scenarios, the company believes its strong cash flow and balance sheet will allow it to fund future pension needs without affecting the business strategy of the company.

Matters Affecting Analysis

Reporting Periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2009 and fiscal 2007 consisted of 52 weeks. Fiscal 2008 consisted of 53 weeks. Fiscal 2010 will consist of 52 weeks.

Acquisitions.  On October 17, 2009, the company acquired Leo’s. Leo’s operates one tortilla facility in Ft. Worth, Texas that makes an extensive line of flour and corn tortillas and tortilla chips that are sold to foodservice and institutional customers nationwide. As a result of the acquisition, the company added capacity in the growing tortilla market segment. This acquisition is reported in the warehouse delivery segment.

On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa that is reported in the warehouse delivery segment.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty two weeks ended January 2, 2010 and the fifty three weeks ended January 3, 2009:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Two	For the Fifty-Three	For the Fifty-Two	For the Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)

Sales
DSD	$2,135,128	$1,999,293	82.1	82.8	$135,835	6.8
Warehouse delivery	465,721	415,599	17.9	17.2	50,122	12.1

Total	$2,600,849	$2,414,892	100.0	100.0	$185,957	7.7

Gross margin(1)
DSD(2)	$1,074,730	$1,037,596	50.3	51.9	$37,134	3.6
Warehouse delivery(2)	135,936	113,334	29.2	27.3	22,602	19.9

Total	$1,210,666	$1,150,930	46.5	47.7	$59,736	5.2

Selling, marketing and administrative expenses
DSD(2)	$817,613	$792,435	38.3	39.6	$25,178	3.2
Warehouse delivery(2)	71,561	74,425	15.4	17.9	(2,864)	(3.8)
Corporate(3)	37,244	27,940	—	—	9,304	33.3

Total	$926,418	$894,800	35.6	37.1	$31,618	3.5

Depreciation and amortization
DSD(2)	$64,578	$57,447	3.0	2.9	$7,131	12.4
Warehouse delivery(2)	16,062	15,549	3.4	3.7	513	3.3
Corporate(3)	288	316	—	—	(28)	(8.9)

Total	$80,928	$73,312	3.1	3.0	$7,616	10.4

Gain on acquisition
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery(2)	(3,013)	—	(0.6)	—	(3,013)	—
Corporate(3)	—	—	—	—	—	—

Total	$(3,013)	$—	(0.1)	—	$(3,013)	—

Gain on sale of assets
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery(2)	—	(2,306)	—	(0.6)	2,306	—
Corporate(3)	—	—	—	—	—	—

Total	$—	$(2,306)	—	(0.1)	$2,306	—

Asset impairment
DSD(2)	$—	$3,108	—	0.2	$(3,108)	—
Warehouse delivery(2)	—	—	—	—	—	—
Corporate(3)	—	—	—	—	—	—

Total	$—	$3,108	—	0.1	$(3,108)	—

Gain on insurance recovery
DSD(2)	$—	$(686)	—	—	$686	—
Warehouse delivery(2)	—	—	—	—	—	—
Corporate(3)	—	—	—	—	—	—

Total	$—	$(686)	—	—	$686	—

Income from operations
DSD(2)	$192,539	$185,292	9.0	9.3	$7,247	3.9
Warehouse delivery(2)	51,326	25,666	11.0	6.2	25,660	100.0
Corporate(3)	(37,532)	(28,256)	—	—	(9,276)	(32.8)

Total	$206,333	$182,702	7.9	7.6	$23,631	12.9

Interest income, net	$1,426	$7,349	0.1	0.3	$(5,923)	(80.6)
Income taxes	$74,047	$67,744	2.8	2.8	$6,303	9.3
Net income	$133,712	$122,307	5.1	5.1	$11,405	9.3
Net income attributable to noncontrolling interest	$(3,415)	$(3,074)	(0.1)	(0.1)	$(341)	(11.2)

Net income attributable to Flowers Foods, Inc.	$130,297	$119,233	5.0	4.9	$11,064	9.3

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty-three weeks ended January 3, 2009 and the fifty-two weeks ended December 29, 2007:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Three	For the Fifty-Two	For the Fifty-Three	For the Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 3, 2009	December 29, 2007	January 3, 2009	December 29, 2007	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)

Sales
DSD	$1,999,293	$1,649,092	82.8	81.0	$350,201	21.2
Warehouse delivery	415,599	387,582	17.2	19.0	28,017	7.2

Total	$2,414,892	$2,036,674	100.0	100.0	$378,218	18.6

Gross margin(1)
DSD(2)	$1,037,596	$883,262	51.9	53.6	$154,334	17.5
Warehouse delivery(2)	113,334	114,401	27.3	29.5	(1,067)	(0.9)

Total	$1,150,930	$997,663	47.7	49.0	$153,267	15.4

Selling, marketing and administrative expenses
DSD(2)	$792,435	$684,846	39.6	41.5	$107,589	15.7
Warehouse delivery(2)	74,425	74,363	17.9	19.2	62	0.1
Corporate(3)	27,940	28,612	—	—	(672)	(2.3)

Total	$894,800	$787,821	37.1	38.7	$106,979	13.6

Depreciation and amortization
DSD(2)	$57,447	$52,222	2.9	3.2	$5,225	10.0
Warehouse delivery(2)	15,549	13,992	3.7	3.6	1,557	11.1
Corporate(3)	316	(120)	—	—	436	363.3

Total	$73,312	$66,094	3.0	3.2	$7,218	10.9

Gain on sale of assets
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery(2)	(2,306)	—	(0.6)	—	(2,306)	—
Corporate(3)	—	—	—	—	—	—

Total	$(2,306)	$—	(0.1)	—	$(2,306)	—

Asset impairment
DSD(2)	$3,108	$—	0.2	—	$3,108	—
Warehouse delivery(2)	—	—	—	—	—	—
Corporate(3)	—	—	—	—	—	—

Total	$3,108	$—	0.1	—	$3,108	—

Gain on insurance recovery
DSD(2)	$(686)	$(933)	—	(0.1)	$247	(26.5)
Warehouse delivery(2)	—	—	—	—	—	—
Corporate(3)	—	—	—	—	—	—

Total	$(686)	$(933)	—	—	$247	(26.5)

Income from operations
DSD(2)	$185,292	$147,127	9.3	8.9	$38,165	25.9
Warehouse delivery(2)	25,666	26,046	6.2	6.7	(380)	(1.5)
Corporate(3)	(28,256)	(28,492)	—	—	236	0.8

Total	$182,702	$144,681	7.6	7.1	$38,021	26.3

Interest income, net	$7,349	$8,404	0.3	0.4	$(1,055)	(12.6)
Income taxes	$67,744	$54,970	2.8	2.7	$12,774	23.2
Net income	$122,307	$98,115	5.1	4.8	$24,192	24.7
Net income attributable to noncontrolling interest	$(3,074)	$(3,500)	(0.1)	(0.2)	$426	12.2

Net income attributable to Flowers Foods, Inc.	$119,233	$94,615	4.9	4.6	$24,618	26.0

1.	Gross margin is defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts.
2.	As a percentage of revenue within the reporting segment.
3.	The corporate segment has no revenues.

Fifty-Two Weeks Ended January 2, 2010 Compared to Fifty-Three Weeks Ended January 3, 2009

Consolidated Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,348,946	51.9%	$1,274,298	52.8%	5.9%
Store Branded Retail	415,052	16.0	355,390	14.7	16.8%
Non-retail and Other	836,851	32.1	785,204	32.5	6.6%

Total	$2,600,849	100.0%	$2,414,892	100.0%	7.7%

The 7.7% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	2.6%
Volume	(0.2)%
Absence of week fifty-three	(2.0)%
Acquisitions	7.3%

Total Percentage Change in Sales	7.7%

The increase in branded retail sales was due primarily to the acquisitions and increased sales of branded breakfast bread, branded soft variety bread and branded multi-pack cake, partially offset by the impact of the additional week in the prior year. The company’s Nature’s Own products and its branded white bread labels were the key components of branded retail sales. The increase in store branded retail sales was primarily due to the acquisitions and growth in store branded cake, partially offset by the impact of the additional week in the prior year. The increase in non-retail and other sales was due primarily to the acquisitions, price increases and positive mix shifts, partially offset by softer volume in the institutional, fast food, vending, and other restaurant categories and the impact of the additional week in the prior year. ButterKrust and Holsum sales are not included in sales growth attributable to acquisition sales after early third quarter of fiscal 2009 because they were acquired in the third quarter of fiscal 2008.

DSD Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,212,198	56.8%	$1,161,594	58.1%	4.4%
Store Branded Retail	358,647	16.8	303,193	15.2	18.3%
Non-retail and Other	564,283	26.4	534,506	26.7	5.6%

Total	$2,135,128	100.0%	$1,999,293	100.0%	6.8%

The 6.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	1.6%
Volume	(0.5)%
Absence of week fifty-three	(2.0)%
Acquisitions	7.7%

Total Percentage Change in Sales	6.8%

The increase in branded retail sales was due primarily to the acquisitions and growth in branded soft variety bread and branded breakfast bread, partially offset by the impact of the additional week in the prior year. Nature’s Own products and branded white bread labels were the key components of branded retail sales. The increase in store branded retail sales was primarily due to the acquisitions, partially offset by the impact the additional week in the prior year. The increase in non-retail and other sales was primarily due to the acquisitions and price increases, partially offset by softer volume and the impact of the additional week in the prior year. ButterKrust and Holsum sales are not included in sales growth attributable to acquisition sales after early third quarter of fiscal 2009 because they were acquired early in the third quarter of fiscal 2008.

Warehouse Delivery Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$136,748	29.4%	$112,704	27.1%	21.3%
Store Branded Retail	56,405	12.1	52,197	12.6	8.1%
Non-retail and Other	272,568	58.5	250,698	60.3	8.7%

Total	$465,721	100.0%	$415,599	100.0%	12.1%

The 12.1% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	8.2%
Volume	0.8%
Absence of week fifty-three	(2.1)%
Acquisitions	5.2%

Total Percentage Change in Sales	12.1%

The increase in branded retail sales was primarily the result of volume increases. The increase in store branded retail sales was primarily due to volume increases in store branded cake sales. The increase in non-retail and other sales, which include contract production and vending, was due to acquisitions.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  This decrease as a percent of sales was primarily due to higher promotions and significantly higher ingredient costs as a percent of sales, as well as lower margins for the acquired companies, partially offset by improved manufacturing efficiency and lower packaging costs as a percent of sales. The significantly higher ingredient costs were driven by increases in flour, soybean and palm oil and sweeteners.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile.

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

The DSD segment gross margin decreased as a percent of sales primarily as a result of higher promotions and significant increases in ingredient costs as a percent of sales and lower margins for the acquisitions, partially offset by improved manufacturing efficiency, reduced scrap and lower packaging costs as a percent of sales.

The warehouse delivery segment gross margin increased as a percent of sales primarily as a result of lower labor, energy, inbound freight and packaging costs as a percent of sales, partially offset by significantly higher ingredients costs as a percent of sales. The Atlanta plant sale and closure, discussed below, had additional costs recorded in fiscal 2008 contributing to the higher gross margin this fiscal year.

Selling, Marketing and Administrative Expenses.  The decrease as a percent of sales was due to lower labor costs as a percent of sales, including short-term incentive expenses, and also a decrease in distribution and advertising costs as a percent of sales, partially offset by increased pension costs.

The DSD segment selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The decrease as a percent of sales was primarily due to significantly lower labor and distribution expense as a percent of sales, partially offset by increased distributor discounts as a percent of sales.

The warehouse delivery segment’s selling, marketing and administrative expenses decreased as a percent of sales primarily attributable to higher sales and lower labor and distribution costs as a percent of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased primarily due to acquisitions.

The DSD segment depreciation and amortization expense increased primarily as the result of the acquisitions that occurred during fiscal 2008.

The warehouse delivery segment depreciation and amortization expense increased primarily as the result of increased depreciation expense due to the acquisitions that occurred during fiscal 2009.

Gain on acquisition.  On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million which is included in the line item “Gain on acquisition” to derive income from operations in the consolidated statement of income. We believe the gain on acquisition resulted from the seller’s strategic intent to exit a non-core business operation.

Income from operations.  The increase in the DSD segment income from operations was attributable to the acquisitions. The increase in the warehouse delivery segment income from operations was primarily a result of higher branded retail sales, lower labor and distribution costs as a percent of sales, and the acquisitions. The increase in unallocated corporate expenses was primarily due to significantly higher pension and postretirement plan costs.

Net Interest Income.  The decrease was caused by higher interest expense on the credit facility and term loans used for the Holsum and ButterKrust acquisitions.

Income Taxes.  The effective tax rate for fiscal 2009 and fiscal 2008 was 35.6%. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

Net Income Attributable to Noncontrolling Interest.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-K has been reclassified where required. All the earnings of the VIE are eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 14, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE.

Fifty-Three Weeks Ended January 3, 2009 Compared to Fifty-Two Weeks Ended December 29, 2007

Consolidated Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,274,298	52.8%	$1,070,524	52.6%	19.0%
Store Branded Retail	355,390	14.7	266,671	13.1	33.3%
Non-retail and Other	785,204	32.5	699,479	34.3	12.3%

Total	$2,414,892	100.0%	$2,036,674	100.0%	18.6%

The 18.6% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	10.6%
Volume	1.0%
Week fifty-three	2.0%
Acquisitions	5.0%

Total Percentage Change in Sales	18.6%

The increase in branded retail sales was due to favorable pricing and mix shifts and volume increases. The company’s Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to volume increases, primarily as a result of the product mix of the acquisitions consummated during fiscal 2008, and, to a lesser extent, favorable pricing and mix shifts. The increase in non-retail and other sales was primarily due to favorable pricing and mix shifts, partially offset by unit volume declines.

DSD Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,161,594	58.1%	$974,941	59.1%	19.1%
Store Branded Retail	303,193	15.2	222,172	13.5	36.5%
Non-retail and Other	534,506	26.7	451,979	27.4	18.3%

Total	$1,999,293	100.0%	$1,649,092	100.0%	21.2%

The 21.2% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	10.5%
Volume	2.5%
Week fifty-three	2.0%
Acquisitions	6.2%

Total Percentage Change in Sales	21.2%

The increase in branded retail sales was due to favorable price and mix shifts and, to a lesser extent, volume increases. Nature’s Own products and its branded white bread labels were the key components of these sales. The increase in store branded retail sales was due to volume increases, primarily as a result of the product mix of the acquisitions consummated during fiscal 2008, and, to a lesser extent, favorable pricing/mix shifts. The increase in non-retail and other sales was due to favorable pricing/mix and, to a lesser extent, volume increases.

Warehouse Delivery Sales.

	For the 53		For the 52
	Weeks Ended		Weeks Ended
	January 3, 2009		December 29, 2007		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$112,704	27.1%	$95,583	24.7%	17.9%
Store Branded Retail	52,197	12.6	44,499	11.5	17.3%
Non-retail and Other	250,698	60.3	247,500	63.8	1.3%

Total	$415,599	100.0%	$387,582	100.0%	7.2%

The 7.2% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	7.1%
Volume	(1.9)%
Week fifty-three	2.0%

Total Percentage Change in Sales	7.2%

The increase in branded retail sales was primarily the result of volume increases. The increase in store branded retail sales was primarily due to volume increases and, to a lesser extent, favorable pricing and mix shifts. The increase in non-retail and other sales, which include contract production and vending, was due to favorable pricing, partially offset by volume declines.

Gross Margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts).  The decrease as a percent of sales was primarily due to significantly higher ingredient costs as a percent of sales, partially offset by improved manufacturing efficiency, and lower packaging and labor costs as a percent of sales. The significantly higher ingredient costs as a percent of sales were driven by increases in flour, gluten and sweeteners, as all three experienced double-digit cost increases over the prior year.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment’s gross margin decreased as a percent of sales was primarily due to higher ingredient costs as a percent of sales, partially offset by sales gains, improved manufacturing efficiency and lower labor costs as a percent of sales.

The warehouse delivery segment’s gross margin decreased as a percent of sales primarily as a result of higher ingredient costs as a percent of sales and costs related to the closure of the Atlanta plant, as discussed below, partially offset by lower packaging, labor and freezer storage/rent and lower scrap costs, as well as improved manufacturing efficiencies.

Selling, Marketing and Administrative Expenses.  The decrease as a percent of sales was due to sales gains and lower distribution, labor, and advertising costs as a percent of sales, partially offset by increased distributor discounts and fuel costs as a percent of sales. The improvement in labor and distribution expense was primarily the result of higher sales and lower employee stock-based compensation expense, partially offset by higher fuel costs. Stock-based compensation expense decreased $4.6 million year over year as the result of a 35.5% increase in the company’s stock price during fiscal 2007 compared to a 1.9% increase during fiscal 2008, which decreased the company’s stock appreciation rights expense in fiscal 2008 compared to fiscal 2007. The vesting of a stock appreciation rights award during fiscal 2007 also contributed to this decrease. See Note 17, Stock-Based Compensation of Notes to Consolidated Financial Statements of this Form 10-K for further information regarding the company’s equity compensation plans.

The DSD segment’s selling, marketing and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The decrease as a percent of sales was primarily due to sales increases and lower labor, distribution, advertising, and stock-based compensation costs as a percent of sales, partially offset by higher distributor discounts and fuel costs as a percent of sales.

The warehouse delivery segment’s selling, marketing and administrative expenses decrease as a percent of sales was primarily attributable to higher scrap income and lower distribution and advertising costs as a percent of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased primarily as a result of increased depreciation expense due to capital expenditures placed in service during fiscal 2008 and the assets acquired in the Holsum and ButterKrust acquisitions.

The DSD segment’s depreciation and amortization expense increased primarily as a result of increased depreciation expense due to capital expenditures placed in service during fiscal 2008 and the assets acquired in the Holsum and ButterKrust acquisitions. Amortization of intangible assets associated with the acquisitions also contributed to the increase.

The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of increased depreciation expense due to capital expenditures placed in service during fiscal 2008.

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

Asset Impairment.  During the fourth quarter of fiscal 2008, the company recorded a $3.1 million asset impairment charge related to two previously closed facilities and one bakery that was closed in the fourth quarter to take advantage of more efficient and better located production capacity provided by the acquisitions of Holsum and ButterKrust.

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

Income from operations.  The increase at DSD was primarily attributable to higher sales and lower stock-based compensation as discussed above. The decrease at warehouse delivery was primarily a result of higher ingredient costs partially offset by lower labor and distribution costs. The decrease in unallocated corporate expenses was primarily due to lower stock-based compensation.

Net Interest Income.  The decrease was related to higher interest expense due to a higher average debt outstanding under the company’s credit facility and the term loan used to complete the Holsum and ButterKrust acquisitions. This was partially offset by interest income as a result of an increase in independent distributors’ notes receivable.

Income Taxes.  The effective tax rate for fiscal 2008 was 35.6% compared to 35.9% in the prior year. The difference in the effective rate and the statutory rate is primarily due to state income taxes, the non-taxable earnings of the consolidated variable interest entity and the Section 199 qualifying production activities deduction.

Net Income Attributable to Noncontrolling Interest.  In December 2007, the FASB issued guidance that establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-K has been reclassified where required. All the earnings of the VIE are eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company is required to consolidate this VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 14, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock, when appropriate.

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 13, Debt, Leases and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Flowers Foods’ cash and cash equivalents was $18.9 million at January 2, 2010 as compared to $20.0 million at January 3, 2009. The cash and cash equivalents were derived from the net of $236.0 million provided by operating activities, $89.6 million disbursed for investing activities and $147.4 million disbursed for financing activities.

Included in cash and cash equivalents at January 2, 2010 and January 3, 2009 was $8.8 million and $5.6 million, respectively, related to the company’s VIE, which is not available for use by the company.

Cash Flows Provided by Operating Activities.  Net cash of $236.0 million provided by operating activities consisted primarily of $133.7 million in net income adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$80,928
Loss reclassified from accumulated other comprehensive income to net income	63,026
Stock-based compensation	11,855
Pension and postretirement expense	5,112
Deferred income taxes	3,307
Allowances for accounts receivable	2,077
Provision for inventory obsolescence	498
Gain on acquisition	(3,013)
Other	39

Total	$163,829

Cash used for working capital and other activities was $61.5 million. As of January 2, 2010, the company had $7.0 million recorded in other current assets representing gross collateral for hedged positions. As of January 3, 2009 there was $16.5 million recorded in other current assets for gross collateral for hedged positions. The cash associated with these positions is included in working capital and other activities.

In fiscal 2009, there were required pension contributions under the minimum funding requirements of ERISA of $0.5 million. Despite an average annual return on plan assets of 8.9% over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008. During 2010, the company expects to contribute $0.8 million. This amount represents the estimated minimum pension contribution required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “Master Lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the Master Lease, on behalf of the lessor, the company may either develop distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases each have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back. The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the Master Lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the lease. During the fiscal year ended January 2, 2010, the company did not enter into any additional commitments under the lease.

During the first quarter of fiscal 2010, the company estimates payments totaling $18.0 million, including our share of employment taxes and deferred compensation contributions, relating to its formula driven, performance-based bonus program.

Cash Flows Disbursed for Investing Activities.  Net cash disbursed for investing activities for fiscal 2009 of $89.6 million included capital expenditures of $72.1 million. Cash used for acquisitions, net of cash acquired, was $24.6 million. Capital expenditures at DSD and warehouse delivery were $54.6 million and $14.7 million, respectively. The company estimates capital expenditures of approximately $85.0 million to $95.0 million during fiscal 2010.

Cash Flows Provided by Financing Activities.  Net cash disbursed for financing activities of $147.4 million during fiscal 2009 consisted primarily of dividend payments of $62.2 million, stock repurchases of $40.5 million, and payments for net debt borrowings of $40.3 million, partially offset by proceeds of $2.6 million from the exercise of stock options.

Credit Facility.  Effective October 5, 2007, the company further amended its credit facility (the “credit facility”), which was previously amended and restated on June 6, 2006. The credit facility is a five-year, $250.0 million unsecured revolving loan facility with two one-year extension options. The company may request to increase its borrowings under the new credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined either as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio.

The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. As of January 2, 2010, the company was in compliance with all restrictive financial covenants under the new credit facility.

The company paid financing costs of $0.3 million in connection with its new credit facility during fiscal 2008. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility, are being amortized over the term of the new credit facility.

Term Loan.  On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for $150.0 million. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of January 2, 2010, the amount outstanding under the term loan was $131.3 million.

Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan during fiscal 2008, which is being amortized over the life of the term loan.

Credit Rating.  Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard and Poor’s, are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility, but could affect future credit availability.

Stock Repurchase Plan.  Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 2, 2010, 22.7 million shares at a cost of $365.0 million have been purchased under this plan. Included in these amounts are 1.8 million shares at a cost of $40.5 million purchased during fiscal 2009.

Income Taxes.  Federal and state tax payments totaled $76.5 million, $65.5 million and $47.2 million during fiscal years 2009, 2008 and 2007, respectively, and were funded with cash flows from operations.

Distributor Arrangements.  The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and truck, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six- month period following the sale of a territory to the independent distributor. Prior to July of 2006, the company was required to repurchase the territory at the original purchase price plus interest paid by the distributor within the six-month period following the sale of a territory to the independent distributor; beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.7 million as of January 2, 2010 and January 3, 2009, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor that is to be resold, company employees operate the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $107.1 million and $106.8 million as of January 2, 2010 and January 3, 2009, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $6.5 million and $8.0 million as of January 2, 2010 and January 3, 2009, respectively, of territories held for sale.

A majority of the independent distributors lease trucks through a third-party. Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed in prior periods, approximately $0.8 million in leases at January 2, 2010 that certain independent distributors have entered into with third party financial institutions. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company operates the truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 2, 2010 and January 3, 2009, the company operated 155 and 202 such territories, respectively. Assuming the company does not resell these territories to new independent distributors, at January 2, 2010 and January 3, 2009, the maximum obligation associated with these truck leases was approximately $4.7 million and $5.8 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.  At January 2, 2010 and January 3, 2009, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.  During the fourth quarter of fiscal 2008, participants in the company’s Executive Deferred Compensation Plan (the “EDCP”) were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares of our common stock equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, in equal installments over up to 60 quarters, or separation from service from the company. This non-cash transaction reduced other long-term liabilities and increased additional paid in capital by $1.1 million during fiscal 2008 and $0.1 million during fiscal 2009.

Contractual Obligations and Commitments.  The following table summarizes the company’s contractual obligations and commitments at January 2, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
					2014 and
	2010	2011	2012	2013	Thereafter

Contractual Obligations:
Long-term debt	$18,595	$25,233	$128,857	$51,851	$577
Interest payments(1)	4,858	3,995	2,757	1,013	—
Capital leases	7,168	5,500	4,318	3,534	6,035
Interest on capital leases	1,228	857	632	457	530
Non-cancelable operating lease obligations(2)	43,526	34,791	29,706	26,467	128,981
Deferred compensation plan obligations(3)	236	181	121	101	6,524
Purchase obligations(4)	99,477	—	—	—	—

Total contractual cash obligations	$175,088	$70,557	$166,391	$83,423	$142,647

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
					2014 and
	2010	2011	2012	2013	Thereafter

Commitments:
Standby letters of credit(5)	$4,798	$—	$—	$—	$—
Truck lease guarantees	75	82	309	59	233

Total commitments	$4,873	$82	$309	$59	$233

(1)	Interest payments represent expected fixed payments based on our interest rate swaps under our term loan. Interest payments on our credit facility are not included as these balances will fluctuate over time and the interest rates are variable.

(2)	Does not include lease payments expected to be incurred in fiscal year 2010 related to distributor vehicles and other short-term operating leases.

(3)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP.

(4)	Represents the company’s various ingredient and packaging purchasing agreements, which meet the normal purchases exception for cash flow hedge accounting.

(5)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 2, 2010. Such amounts are not recorded on the consolidated balance sheets, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $4.1 million related to uncertain tax positions. Details regarding this liability are presented in Note 21, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

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

New Accounting Pronouncements

In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of these standards did not have a material impact on our condensed consolidated balance sheet or statements of income. See Note 15, Fair Value of Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K for additional disclosures.

In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption on January 4, 2009, this standard did not have a material impact on our consolidated financial position and results of operations. We recorded the Cedar Rapids, Iowa acquisition on May 15, 2009 and the Leo’s Foods acquisition on October 17, 2009 in accordance with this guidance as described in Note 9, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K.

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance was effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 10, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K for additional derivative and hedging information and disclosures.

In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested performance contingent restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 4, 2009 and computed basic earnings per common share using the two-class method for all periods presented. See Note 19, Earnings Per Share, of Notes to Consolidated Financial Statements of this Form 10-K for additional disclosure.

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance was effective for fiscal years ending after December 15, 2009. See Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K for these new disclosures. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance was effective for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard was effective prospectively for interim and annual periods ending after June 15, 2009. See Note 25, Subsequent Events, of Notes to Consolidated Financial Statements of this Form 10-K for the required disclosures. In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events. The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed. This guidance was effective at issuance. The implementation of the standard and new guidance did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities (“VIE”). The guidance is effective for fiscal years beginning after November 15, 2009. Presently, we consolidate a VIE, as disclosed in Note 14, Variable Interest Entity, to the Consolidated Financial Statements of this Form 10-K, because we determined the company was the primary beneficiary. Under this guidance, we have determined that the company no longer qualifies as the primary beneficiary and will cease consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases.

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Information Regarding Non-GAAP Financial Measures

The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, EBITDA, a non-GAAP financial measure, to measure the performance of the company and its operating divisions. EBITDA is used as the primary performance measure in the company’s Annual Executive Bonus Plan. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization and income attributable to non-controlling interest. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because EBITDA measures assist in comparing performance on a consistent basis without regard to depreciation or amortization, which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely-accepted financial indicator of a company’s ability to incur and service indebtedness.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 2, 2010, the company’s hedge portfolio contained commodity derivatives with a fair value of $(3.7) million. Of this fair value, $(1.7) million is based on quoted market prices and $(2.0) million is based on models and other valuation methods. $(3.6) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2010 and fiscal 2011, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 2, 2010, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $8.7 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company has interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of January 2, 2010, the fair value of these interest rate swaps was

$(6.7) million. All of this fair value is based on valuation models and $(4.2) million, $(2.0) million, $(0.5) million, and an immaterial amount of this fair value is related to instruments expiring in fiscal 2010 through 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of January 2, 2010, a hypothetical ten percent change in interest rates would increase or decrease the fair value of the interest rate swap by $0.6 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase or decrease in payments under the interest rate swap would be substantially offset by increases or decreases in interest expense.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and committees of the Board of Directors”, “Corporate Governance-Relationships Among Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to May 2, 2010 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors, which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at http://www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 10, 2009 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Corporate Governance — Determination of Independence” and “Transactions with Management and Others” in the proxy.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2009 and Fiscal 2008 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this report.

1.  Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.

Consolidated Balance Sheets at January 2, 2010 and January 3, 2009.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.

3.  Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated February 9, 2001, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on June 1, 2007 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated August 23, 2007, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended on February 8, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated February 25, 2008, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).
10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 4, 2009, File No. 1-16247).
10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).

Exhibit
No			Name of Exhibit

10.4		—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.5		—	First Amendment to the Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.6		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 27, 2002, File No. 1-16247).
10.7		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.8		—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 4, 2009, File No. 1-16247).
10.9		—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.10		—	Form of Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).
10.11		—	Form of 2008 Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).
10.12		—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).
10.13		—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).
10.14		—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).
10.15		—	Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
10.16		—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
10.17		—	Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
*10	.18	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10	.19	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc..
*21		—	Subsidiaries of Flowers Foods, Inc.
*23		—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No			Name of Exhibit

*31	.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended January 2, 2010.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March, 2010.

FLOWERS FOODS, INC.

/s/  GEORGE E. DEESE
George E. Deese
Chairman of the Board and
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

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board and Chief Executive Officer	March 3, 2010

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	March 3, 2010

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	March 3, 2010

/s/ JOE E. BEVERLY Joe E. Beverly	Director	March 3, 2010

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	March 3, 2010

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	March 3, 2010

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	March 3, 2010

/s/ JOSEPH L. LANIER, JR. Joseph L. Lanier, Jr.	Director	March 3, 2010

/s/ AMOS R. MCMULLIAN Amos R. Mcmullian	Director	March 3, 2010

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	March 3, 2010

/s/ DAVID V. SINGER David V. Singer	Director	March 3, 2010

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	March 3, 2010

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 3, 2010

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	March 3, 2010

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007	F-3
Consolidated Balance Sheets at January 2, 2010 and January 3, 2009	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007
F-5
Consolidated Statements of Cash Flows for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the company changed the manner in which it accounts for its non-controlling interest in 2009.

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

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2010

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009[1]	2007[1]
	(Amounts in thousands, except per share data)

Sales	$2,600,849	$2,414,892	$2,036,674
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,390,183	1,263,962	1,039,011
Selling, marketing and administrative expenses	926,418	894,800	787,821
Depreciation and amortization	80,928	73,312	66,094
Gain on acquisition	(3,013)	—	—
Gain on sale of assets	—	(2,306)	—
Asset impairment	—	3,108	—
Gain on insurance recovery	—	(686)	(933)

Income from operations	206,333	182,702	144,681
Interest expense	11,587	6,137	3,450
Interest income	(13,013)	(13,486)	(11,854)

Income before income taxes	207,759	190,051	153,085
Income tax expense	74,047	67,744	54,970

Net income	133,712	122,307	98,115
Less: net income attributable to noncontrolling interest	(3,415)	(3,074)	(3,500)

Net income attributable to Flowers Foods, Inc.	$130,297	$119,233	$94,615

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$1.41	$1.29	$1.03

Weighted average shares outstanding	92,200	92,432	91,505

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$1.41	$1.28	$1.02

Weighted average shares outstanding	92,733	93,157	92,513

1.	Earnings per share has been restated to conform to new guidance requiring certain share-based payment awards to be treated as participating securities as discussed in Note 19, Earnings Per Share.

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2010	January 3, 2009
	(Amounts in thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$18,948	$19,964

Accounts and notes receivable, net	178,708	178,077

Inventories, net:
Raw materials	20,952	18,032
Packaging materials	12,065	12,162
Finished goods	27,979	23,984

	60,996	54,178

Spare parts and supplies	35,437	32,541

Deferred income taxes	20,714	38,745

Other	24,152	28,738

Total current assets	338,955	352,243

Property, Plant and Equipment:
Land	64,816	61,355
Buildings	323,860	305,472
Machinery and equipment	737,150	694,875
Furniture, fixtures and transportation equipment	102,331	94,762
Construction in progress	27,006	32,663

	1,255,163	1,189,127
Less: accumulated depreciation	(652,587)	(601,931)

	602,576	587,196

Notes Receivable	94,457	94,652

Assets Held for Sale — Distributor Routes	6,535	7,995

Other Assets	4,157	4,830

Goodwill	201,682	200,035

Other Intangible Assets, net	103,080	106,293

	$1,351,442	$1,353,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$25,763	$22,538
Accounts payable	92,692	116,818
Other accrued liabilities	103,317	125,713

Total current liabilities	221,772	265,069

Long-Term Debt and Capital Leases	225,905	263,879

Other Liabilities:
Post-retirement/post-employment obligations	68,140	78,897
Deferred income taxes	63,748	55,510
Other	43,851	45,835

Total other liabilities	175,739	180,242

Commitments and Contingencies (Note 22)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued	—	—
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued	—	—
Common Stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock 10,200,387 shares and 8,913,142 shares, respectively	(189,250)	(157,799)
Capital in excess of par value	531,326	524,383
Retained earnings	437,524	369,397
Accumulated other comprehensive loss	(64,672)	(102,279)

Total Flowers Foods, Inc. stockholders’ equity	715,945	634,719
Noncontrolling interest	12,081	9,335

Total stockholders’ equity	728,026	644,054

Total liabilities and stockholders’ equity	$1,351,442	$1,353,244

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Common Stock		Capital		Other
	Comprehensive	Number of		in Excess		Comprehensive	Treasury Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Noncontrolling
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Interest	Total
	(Amounts in thousands, except share data)

Balances at December 30, 2006		67,775,496	$678	$482,157	$250,616	$(8,220)	(7,324,865)	$(162,368)	$5,870	$568,733
Cumulative effect of a change in accounting principle for income taxes (Note 21)					(382)					(382)
Cumulative effect of a change in accounting principle for postretirement plans (Note 20)					657	5,036				5,693
Net income	$98,115				94,615				3,500	98,115
Derivative instruments	18,107					18,107				18,107
Amortization of prior service costs						204				204
Reduction in minimum pension liability	7,014					7,014				7,014

Comprehensive income	123,236
Comprehensive income attributable to noncontrolling interest	(3,500)

Comprehensive income attributable to Flowers Foods, Inc.	$119,736

Adjustment for 3-for-2 stock split (Note 16)		33,884,428	339	(339)			(3,425,133)			—
Exercise of stock options (includes income tax benefits of $11,211)				(4,271)			2,344,968	37,567		33,296
Issuance of restricted stock award				(3,312)			149,400	3,312		—
Restricted/deferred stock compensation				5,605						5,605
Stock option compensation				4,568						4,568
Restricted stock award reversion				16			(1,050)	(16)		—
Income tax benefit of restricted stock award vesting				48						48
Distributions from noncontrolling interest to owners									(1,568)	(1,568)
Stock repurchases							(1,498,670)	(33,296)		(33,296)
Dividends paid — $0.458 per common share					(42,120)					(42,120)

Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$7,802	$664,017
Net income	$122,307				119,233				3,074	122,307
Derivative instruments	(60,320)					(60,320)				(60,320)
Amortization of prior service costs						204				204
Increase in minimum pension liability	(64,304)					(64,304)				(64,304)

Comprehensive (loss)	(2,317)
Comprehensive income attributable to noncontrolling interest	(3,074)

Comprehensive (loss) attributable to Flowers Foods, Inc.	$(5,391)

Stock repurchases							(1,720,148)	(44,072)		(44,072)
Exercise of stock options				(1,947)			289,775	4,626		2,679
Issuance of restricted stock awards				(3,984)			249,880	3,984		—
Issuance of deferred stock awards				(386)			24,045	386		—
Amortization of deferred and restricted stock awards				6,158						6,158
Stock option compensation				4,408						4,408
Income tax benefits related to share-based payments				2,229						2,229
Conversion of deferred compensation (Note 13)				1,134						1,134
Distributions from noncontrolling interest to owners									(1,541)	(1,541)
Issuance for acquisitions				32,299			1,998,656	32,078		64,377
Dividends paid — $0.575 per common share					(53,222)					(53,222)

Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income	$133,712				130,297				3,415	133,712
Derivative instruments	28,940					28,940				28,940
Net prior service costs	964					964				964
Amortization of actuarial loss	1,698					1,698				1,698
Reduction in minimum pension liability	6,005					6,005				6,005

Comprehensive income	171,319
Comprehensive income attributable to noncontrolling interest	(3,415)

Comprehensive income attributable to Flowers Foods, Inc.	$167,904

Stock repurchases							(1,793,534)	(40,531)		(40,531)
Exercise of stock options				(1,552)			232,024	4,166		2,614
Issuance of restricted stock awards				(4,416)			248,680	4,416		—
Issuance of deferred stock awards				(352)			19,450	352		—
Amortization of deferred and restricted stock awards				6,722						6,722
Stock option compensation				5,070						5,070
Income tax benefits related to share-based payments				1,522						1,522
Conversion of deferred compensation (Note 13)				95						95
Issuance of deferred compensation				(146)			6,135	146		—
Distributions from noncontrolling interest to owners									(669)	(669)
Dividends paid — $0.675 per common share					(62,170)					(62,170)

Balances at January 2, 2010		101,659,924	$1,017	$531,326	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Cash flows provided by (disbursed for) operating activities:
Net income	$133,712	$122,307	$98,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,928	73,312	66,094
Stock based compensation	11,855	10,594	15,151
Loss reclassified from accumulated other comprehensive income to net income	63,026	49	2,148
Gain on sale of assets	—	(2,306)	—
Gain on acquisition	(3,013)	—	—
Asset impairment	—	3,108	—
Deferred income taxes	3,307	2,814	(6,075)
Provision for inventory obsolescence	498	1,121	553
Allowances for accounts receivable	2,077	640	812
Pension and postretirement plans expense (benefit)	5,112	(5,772)	(5,377)
Other	39	(2,472)	(1,327)
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(476)	(22,340)	(5,036)
Inventories, net	(3,525)	(4,242)	(3,612)
Other assets	24,623	(52,058)	28,381
Pension contributions	(450)	—	(1,000)
Accounts payable and other accrued liabilities	(81,704)	(29,883)	25,771

Net cash provided by operating activities	236,009	94,872	214,598

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(72,093)	(86,861)	(88,125)
Issuance of notes receivable	(12,436)	(18,633)	(25,334)
Proceeds from notes receivable	12,126	11,354	10,123
Acquisition of businesses, net of cash acquired	(24,565)	(170,077)	(1,515)
Proceeds from sale of property, plant and equipment	6,919	4,899	1,858
Other	440	62	1,693

Net cash disbursed for investing activities	(89,609)	(259,256)	(101,300)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(62,170)	(53,222)	(42,120)
Exercise of stock options	2,614	2,679	22,087
Excess windfall tax benefit related to stock awards	1,386	1,976	9,288
Payment of financing fees	—	(788)	(320)
Stock repurchases	(40,531)	(44,072)	(33,296)
Change in book overdraft.	(7,735)	6,702	(4,201)
Proceeds from debt borrowings	848,326	645,250	146,500
Debt and capital lease obligation payments	(888,637)	(392,614)	(203,604)
Other	(669)	(1,541)	(1,568)

Net cash (disbursed for) provided by financing activities	(147,416)	164,370	(107,234)

Net (decrease) increase in cash and cash equivalents	(1,016)	(14)	6,064
Cash and cash equivalents at beginning of period	19,964	19,978	13,914

Cash and cash equivalents at end of period	$18,948	$19,964	$19,978

Schedule of non cash investing and financing activities:
Stock issued for acquisitions	$—	$64,377	$—
Conversion of deferred compensation to common stock equivalent units	$95	$1,134	$—
Capital lease obligations	$4,362	$1,804	$2,378
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$11,275	$6,029	$2,792
Income taxes paid, net of refunds of $1,167, $252 and $189, respectively	$75,310	$65,255	$46,972

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.  Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bakery products for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

Stock Split.  On June 1, 2007, the Board of Directors declared a 3-for-2 stock split of the company’s common stock in the form of a 50% stock dividend. The record date for the split was June 15, 2007, and new shares were issued on June 29, 2007.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. The company maintains a transportation agreement with a thinly capitalized entity. The company is the primary beneficiary of this entity and, as a result, the company consolidates this entity in its Consolidated Financial Statements. For further information, see Note 14 below. Intercompany transactions and balances are eliminated in consolidation.

Fiscal Year End.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2009 consisted of 52 weeks. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 consisted of 52 weeks. Fiscal 2010 will consist of 52 weeks.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2009, 2008 and 2007 the company recorded $674.9 million, $651.5 million and $539.1 million, respectively, in sales through PBS.

The company’s production facilities deliver the products to independent distributors, who deliver the product to outlets of national retail accounts that are within the distributors’ geographic territory. PBS is utilized only in outlets of national retail accounts with whom the company has executed a PBS Protocol Agreement (“PBS Outlet”). No revenue is recognized by the company upon delivery of the product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 2, 2010 and January 3, 2009 was $3.8 million and $3.2 million, respectively.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal years 2009, 2008 and 2007.

The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory, as the company provides direct financing to the distributor, with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, marketing and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $3.9 million during fiscal 2009, $2.1 million during fiscal 2008 and $0.9 million during fiscal 2007 related to the sale of territories as a component of selling, marketing and administrative expenses.

Cash and Cash Equivalents.  The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.  Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $2.1 million and $0.6 million were recorded at January 2, 2010 and January 3, 2009, respectively. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent.

Concentration of Credit Risk.  The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2009, 2008 and 2007 accounted for 46.0%, 45.6% and 43.0% of sales, respectively. Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for fiscal years 2009, 2008 and 2007.

	Percent of Sales
		Warehouse
	DSD	Delivery	Total

Fiscal 2009	18.1%	2.9%	21.0%
Fiscal 2008	18.0%	2.5%	20.5%
Fiscal 2007	17.4%	2.5%	19.9%

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.  Inventories at January 2, 2010 and January 3, 2009 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Shipping Costs.  Shipping costs are included in the selling, marketing and administrative line item of the consolidated statements of income. For fiscal years 2009, 2008, and 2007, shipping costs were $578.0 million, $548.4 million, and $453.9 million, respectively, including distributor discounts.

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

Property, Plant and Equipment and Depreciation.  Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases is classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $15.3 million and $14.5 million at January 2, 2010 and January 3, 2009, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2009, 2008 and 2007 was $75.1 million, $70.3 million and $64.6 million, respectively. The company recorded capitalized interest of $0.2 million during fiscal 2009 and $0.2 million during fiscal 2008. The company did not have any capitalized interest during fiscal 2007.

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.  The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal years 2009, 2008 or 2007. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

Impairment of Long-Lived Assets.  The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. During fiscal 2008, the company had

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment charge of $3.1 million as discussed in Note 5. There were no impairment charges during fiscal 2009 and fiscal 2007.

Derivative Financial Instruments.  The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas and propane as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. See Note 10, Derivative Financial Instruments, for further details.

Treasury Stock.  The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings.

Advertising and Marketing Costs.  Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $11.3 million, $12.6 million and $18.1 million for fiscal years 2009, 2008 and 2007, respectively.

Stock-Based Compensation.  Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award.

Software Development Costs.  The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $2.5 million and $3.1 million at January 2, 2010 and January 3, 2009, respectively. Amortization expense of capitalized software development costs, which is included in depreciation expense in the consolidated statements of income, was $1.1 million, $2.8 million and $4.2 million in fiscal years 2009, 2008 and 2007, respectively.

Income Taxes.  The company accounts for income taxes using the asset and liability method that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

In June 2006, new guidance was issued that clarified the accounting for uncertainty in income taxes in an enterprise’s financial statements. The guidance provides that a tax benefit from an uncertain tax position may be recognized when its more likely than not that the position will be sustained upon examination. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard was adopted by the company as of December 31, 2006. As a result of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006.

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

Net Income Per Common Share.  Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. Our nonvested performance contingent restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. As a result, we computed basic earnings per common share under the two-class method.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of these standards did not have a material impact on our consolidated balance sheet or statements of income. See Note 15, Fair Value of Financial Instruments, for additional disclosures.

In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption on January 4, 2009, this standard did not have a material impact on our consolidated financial position and results of operations. We recorded the acquisition of a bakery mix operation in Cedar Rapids, Iowa on May 15, 2009 and the Leo’s Foods acquisition on October 17, 2009 in accordance with this guidance as described in Note 9, Acquisitions.

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the company (formerly called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The noncontrolling interest portion of our VIE, as further discussed in Note 14, is now recorded as a component of total stockholders’ equity for each reporting period presented. The implementation of this standard did not have a material impact on our consolidated results of operations or cash flows.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance was effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 10, Derivative Financial Instruments, for additional derivative and hedging information and disclosures.

In fiscal 2009 new accounting guidance on earnings per share became effective which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested performance contingent restricted stock awards are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 4, 2009 and computed basic earnings per common share using the two-class method for all periods presented. See Note 19, Earnings Per Share, for additional disclosure.

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance was effective for fiscal years ending after December 15, 2009. See Note 20, Postretirement Plans, for these disclosures. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance was effective for interim and annual periods ending after June 15, 2009. Upon adoption during the second quarter of fiscal 2009, the implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard was effective prospectively for interim and annual periods ending after June 15, 2009. See Note 25, Subsequent Events, for the required disclosures. In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events. The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed. This guidance was effective at issuance. The implementation of the standard and new guidance did not have a material impact on our consolidated financial position and results of operations.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. Presently, we consolidate a VIE, as disclosed in Note 14, Variable Interest Entity, to the Consolidated Financial Statements of this Form 10-K, because we determined the company was the primary beneficiary. Under this guidance, we have determined that the company no longer qualifies as the primary beneficiary and will prospectively cease consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases.

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Note 4.	Gain on Sale of Assets

During the second quarter of fiscal 2008, the company completed the sale and closure of a plant in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses related to the closure primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million related to the closure of the facility is included in selling, marketing and administrative expenses.

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

Note 6.	Notes Receivable

The company provides direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten years bearing an interest rate of 12%. During fiscal years 2009, 2008 and 2007, $12.9 million, $13.0 million and $11.2 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. At January 2, 2010 and January 3, 2009, the outstanding balance of the distributor notes was $107.1 million and $106.8 million, respectively, of which the current portion of $12.6 million and $12.1 million, respectively, is recorded in accounts and notes receivable, net. At January 2, 2010 and January 3, 2009, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

Note 7.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales, and this value is charged to earnings. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At January 2, 2010 and January 3, 2009, territories recorded as assets held for sale were $6.5 million and $8.0 million, respectively. The company held and operated 155 and 202 such independent distributor territories held for sale at January 2, 2010 and January 3, 2009, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment as required.

Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor on the long-term financing arrangement within the six-month period following the date of sale. The company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.6 million and $0.7 million as of January 2, 2010 and January 3, 2009, respectively. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2009, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total

Balance as of January 3, 2009	$195,558	$4,477	$200,035
Goodwill adjustments during the year	(977)	—	(977)
Goodwill acquired during the year	—	2,624	2,624

Balance as of January 2, 2010	$194,581	$7,101	$201,682

During the 52 weeks ended January 2, 2010, the company acquired two companies that are included in the warehouse delivery segment. During the 53 weeks ended January 3, 2009, the company acquired two companies that are included in the DSD operating segment. See Note 9, Acquisitions, for goodwill and amortizable intangible asset increases related to the Holsum and ButterKrust acquisitions.

As of January 2, 2010 and January 3, 2009, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 2, 2010			January 3, 2009
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value

Trademarks	$35,268	$3,144	$32,124	$33,608	$1,633	$31,975
Customer relationships	75,434	9,738	65,696	75,434	5,784	69,650
Non-compete agreements	1,874	1,309	565	1,874	1,239	635
Distributor relationships	2,600	240	2,360	2,600	67	2,533
Supplier agreements	1,050	215	835	—	—	—

Total	$116,226	$14,646	$101,580	$113,516	$8,723	$104,793

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is an additional $1.5 million of indefinite life intangible assets from the ButterKrust Bakery (“ButterKrust”) acquisition separately identified from goodwill, as discussed in Note 9, Acquisitions. In connection with the sale of Mrs. Smith’s Bakeries frozen dessert business in April 2003, the company entered into a 5-year non-compete agreement (“agreement”) with Schwan valued at $3.0 million recorded as an intangible liability. The company recognized income related to this agreement as a reduction of amortization expense over the life of the agreement. The carrying amount of this liability at December 29, 2007 was $0.2 million and was fully accreted to income during the 53 weeks ended January 3, 2009.

Aggregate amortization expense for the 52 weeks ended January 2, 2010, the 53 weeks ended January 3, 2009 and the 52 weeks ended December 29, 2007 were as follows (amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Amortizable intangible assets expense	$5,923	$3,258	$2,216
Amortizable intangible liabilities (income)	(44)	(240)	(743)

Total	$5,879	$3,018	$1,473

Estimated amortization of intangibles for 2010 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles

2010	$6,003
2011	$5,948
2012	$5,677
2013	$5,488
2014	$5,389

Note 9.	Acquisitions

On October 17, 2009, the company acquired 100% of the outstanding shares of capital stock of Leo’s Foods, Inc. (“Leo’s”). Leo’s operates one tortilla facility in Ft. Worth, Texas and makes an extensive line of flour and corn tortillas and tortilla chips that are sold to foodservice and institutional customers nationwide. This acquisition is recorded in the company’s warehouse delivery segment and resulted in goodwill of $2.6 million, none of which is deductible for tax purposes.

On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million in the second quarter of fiscal 2009, which is included in the line item “Gain on acquisition” to derive income from operations in the consolidated statement of income for the fifty-two weeks ended January 2, 2010. We believe the gain on acquisition resulted from the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the company’s warehouse delivery segment.

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

Goodwill of $65.2 million is allocated to the DSD operating segment. None of the intangible assets, including goodwill, are deductible for tax purposes.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of ButterKrust and Holsum occurred at the beginning of each period presented (amounts in thousands, except per share data):

2008

Sales	$2,565,768
Net income	$116,574
Net income per share — Basic	$1.25
Net income per share — Diluted	$1.24

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

Note 10.	Derivative Financial Instruments

In the first fiscal quarter of fiscal 2008, the company began measuring the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. These measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2010, the company’s commodity hedge portfolio contained derivatives with a fair value of $(3.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Other current	$2.5	$—	$—	$2.5
Other long-term	—	—	—	—

Total	2.5	—	—	2.5

Liabilities:
Other current	(4.2)	(1.9)	—	(6.1)
Other long-term	—	(0.1)	—	(0.1)

Total	(4.2)	(2.0)	—	(6.2)

Net Fair Value	$(1.7)	$(2.0)	$—	$(3.7)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2011. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at January 2, 2010 that did not qualify for hedge accounting. During fiscal years 2009, 2008 and 2007 there was no income or expense recorded due to ineffectiveness in current earnings due to changes in fair value of these instruments.

As of January 2, 2010, the balance in accumulated other comprehensive income related to commodity derivative transactions was $7.7 million. Of this total, approximately $2.2 million and $0.1 million were related to instruments expiring in 2010 and 2011, respectively, and $5.4 million was related to deferred gains on cash flow hedge positions.

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During the 53 weeks ended January 3, 2009, $0.6 million was recorded to income for net gains obtained from exiting derivative positions acquired with ButterKrust and Holsum that did not qualify for hedge accounting treatment. During fiscal 2009, $0.4 million was recorded to expense for net losses from discontinuing hedge accounting and exiting of a position in the commodity hedge portfolio.

Interest Rate Risk

The company entered interest rate swaps with initial notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts are adjusted to match the scheduled quarterly principal payments on the $150 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility.

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

As of January 2, 2010, the fair value of the interest rate swaps was $(6.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Liabilities:
Other current	$—	$(4.3)	$—	$(4.3)
Other long-term	—	(2.4)	—	(2.4)

Total	—	(6.7)	—	(6.7)

Net Fair Value	$—	$(6.7)	$—	$(6.7)

During fiscal 2009 and fiscal 2008, interest expense of $5.2 million and $0.1 million, respectively, was recognized due to periodic settlements of the swaps.

As of January 2, 2010, the balance in accumulated other comprehensive income related to interest rate derivative transactions was $4.1 million. Of this total, approximately $2.6 million, $1.2 million, $0.3 million, and an immaterial amount, were related to instruments expiring in 2010 through 2013, respectively.

The company had the following derivative instruments recorded on the consolidated balance sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives	January 2, 2010		January 3, 2009		January 2, 2010		January 3, 2009
Designated as	Balance		Balance		Balance		Balance
Hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Instruments	Location	Value	Location	Value	Location	Value	Location	Value

					Other current		Other current
Interest rate contracts	—	$—	—	$—	liabilities	$4,271	liabilities	$4,311
					Other long term		Other long term
Interest rate contracts	—	—	—	—	liabilities	2,459	liabilities	5,137
					Other current		Other current
Commodity contracts	Other current assets	2,501	Other current assets	—	liabilities	6,143	liabilities	20,668
					Other long term		Other long term
Commodity contracts	Other long term assets	—	Other long term assets	249	liabilities	78	liabilities	618

Total		$2,501		$249		$12,951		$30,734

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company had the following derivative instruments recorded on the consolidated statements of income, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Amount of Gain or (Loss)
	Recognized in OCI on
	Derivative (Effective Portion)
	For the 52	For the 53	For the 52
Derivatives in	Weeks Ended	Weeks Ended	Weeks Ended
Cash Flow Hedging	January 2,	January 3,	December 29,
Relationships	2010	2009	2007

Interest rate contracts	$1,671	$(5,810)	$—
Commodity contracts	—	—	—
Commodity contracts	10,640	(26,369)	11,903

Total	$12,311	$(32,179)	$11,903

	Amount of Gain or (Loss) Reclassified
	from Accumulated OCI into Income
	(Effective Portion)
	For the 52	For the 53	For the 52	Location of Gain or (Loss)
Derivatives in	Weeks Ended	Weeks Ended	Weeks Ended	Reclassified from AOCI
Cash Flow Hedging	January 2,	January 3,	December 29,	into Income
Relationships	2010	2009	2007	(Effective Portion)

Interest rate contracts	$—	$—	$—	Interest expense (income)
Commodity contracts	(1,475)	—	—	Selling, marketing and administrative
Commodity contracts	(37,285)	(30)	(1,321)	Production costs(1)

Total	$(38,760)	$(30)	$(1,321)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

	Amount of Gain or (Loss) Recognized in Income on
	Derivative (Ineffective Portion and Amount Excluded from
	Effectiveness Testing)
	For the			Location of Gain or (Loss)
	52 Weeks	For the 53	For the 52	Recognized in Income on
	Ended	Weeks Ended	Weeks Ended	Derivative (Ineffective
Derivatives in Cash	January 2,	January 3,	December 29,	Portion and Amount
Flow Hedging Relationships	2010	2009	2007	Excluded from)

Interest rate contracts	$—	$—	$—	Selling, marketing and administrative expenses
Commodity contracts	(698)	582	(5)	Selling, marketing and administrative expenses

Total	$(698)	$582	$(5)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2010, the company had entered into the following financial contracts to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)

Interest rate contracts	$131.3
Wheat contracts	66.0
Soybean oil contracts	14.1
Natural gas contracts	10.5

Total	$221.9

The company’s derivative instruments contained no credit-risk-related contingent features at January 2, 2010. As of January 2, 2010 and January 3, 2009, the company had $7.0 million and $16.5 million, respectively, recorded in other current assets, and $0.8 million and $0.0 million, respectively, recorded in other accrued liabilities representing cash collateral for hedged positions.

Note 11.	Other Current Assets

Other current assets consist of:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Prepaid assets	$9,022	$8,306
Collateral for derivative positions	7,023	16,533
Derivative instruments	2,501	—
Federal income tax receivable	3,616	—
Other	1,990	3,899

Total	$24,152	$28,738

Note 12.	Other Accrued Liabilities

Other accrued liabilities consist of:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Employee compensation	$47,780	$59,137
Derivative instruments	10,414	24,979
Insurance	17,521	17,935
Accrued taxes	459	4,693
Other	27,143	18,969

Total	$103,317	$125,713

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at January 2, 2010 and January 3, 2009:

	Interest Rate at
	January 2,	Final	January 2,	January 3,
	2010	Maturity	2010	2009
		(Amounts in thousands)

Unsecured credit facility	1.47%	2012	$89,000	$110,000
Unsecured term loan	5.00%	2013	131,250	146,250
Capital lease obligations	5.87%	2015	26,555	24,978
Other notes payable	5.04%	2013	4,863	5,189

			251,668	286,417
Due within one year			25,763	22,538

Due after one year			$225,905	$263,879

On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for $150.0 million. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of January 2, 2010, the amount outstanding under the term loan was $131.3 million.

Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan during fiscal 2008, which is being amortized over the life of the term loan.

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

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined either as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the new credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio.

The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The maximum leverage ratio is increased under the new credit facility. As of January 2, 2010, the company was in compliance with all restrictive financial covenants under the new credit facility.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company paid financing costs of $0.3 million in connection with its new credit facility during fiscal 2007. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the new credit facility.

Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of January 2, 2010 and January 3, 2009, the book overdraft balance was $11.1 million and $18.8 million, respectively.

Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed, through their respective terms, approximately $0.8 million and $1.2 million in leases at January 2, 2010 and January 3, 2009, respectively that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, marketing and administrative expenses and amounted to $2.6 million, $3.0 million and $3.4 million for fiscal years 2009, 2008 and 2007, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at January 2, 2010 and January 3, 2009, was approximately $4.7 million and $5.8 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at January 2, 2010 and January 3, 2009 related to this obligation.

The company also had standby letters of credit (“LOCs”) outstanding of $4.8 million and $10.8 million at January 2, 2010 and January 3, 2009, respectively, which reduce the availability of funds under the new credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of buildings, machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of January 2, 2010, are as follows (amounts in thousands):

2010	$25,763
2011	30,733
2012	133,175
2013	55,385
2014	3,555
2015 and thereafter	3,057

Total	$251,668

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Capital Leases	Operating Leases
	(Amounts in thousands)

2010	$8,396	$43,526
2011	6,357	34,791
2012	4,950	29,706
2013	3,991	26,467
2014	3,584	21,744
2015 and thereafter	2,981	107,237

Total minimum payments	30,259	$263,471

Amount representing interest	3,704

Obligations under capital leases	26,555
Obligations due within one year	7,168

Long-term obligations under capital leases	$19,387

Rent expense for all operating leases amounted to $59.3 million for fiscal 2009, $56.0 million for fiscal 2008 and $54.3 million for fiscal 2007.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “Master Lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the Master Lease, on behalf of the lessor, the company may either develop distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases each have a term of 23 years following the completion of either the construction period or completion of the sale and lease-back. The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The Master Lease does not include financial covenants.

During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the Master Lease. During the fiscal year ended January 2, 2010, the company did not enter into any additional operating lease commitments under the Master Lease.

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

Our directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP.

During the fourth quarter of fiscal 2008, participants in the company’s EDCP were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, equally up to 60 quarters, or at separation from service from the company. This non-cash transaction reduced other long-term liabilities and increased additional paid in capital by $1.1 million during fiscal 2008 and $0.1 million during fiscal 2009.

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

No material guarantees or indemnifications have been entered into by the company through January 2, 2010.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is the effect of the VIE during fiscal years 2009, 2008 and 2007:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	VIE	% of Total	VIE	% of Total	VIE	% of Total
			(Dollars in thousands)

Assets as of respective fiscal year ends	$39,606	2.9%	$33,452	2.5%	$34,300	3.5%
Sales	$12,370	0.5%	$10,369	0.4%	$12,544	0.6%
Income before income taxes	$3,415	1.6%	$3,074	1.6%	$3,500	2.3%

As of January 2, 2010, January 3, 2009 and December 29, 2007, the assets consist primarily of $27.5 million, $23.2 million and $23.8 million, respectively, of transportation equipment recorded as capital lease obligations.

In conjunction with the adoption of the new accounting pronouncement for variable interest entities, the company has determined that beginning in fiscal 2010 we are no longer the primary beneficiary. As a result, we will not consolidate the VIE starting in our first quarter of fiscal 2010. The primary reasons for this determination are that the VIE has sufficient capital to meet its capital lease and other debt obligations and the VIE’s creditors have no recourse against the general credit of the company. In addition, the company has no explicit or implied power over any of the significant activities needed to operate the VIE. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases.

Note 15.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes 3,530 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at January 2, 2010 approximates the recorded value.

During fiscal years 2009, 2008, and 2007, $12.9 million, $13.0 million, and $11.2 million, respectively was recorded as interest income relating to the distributor notes. At January 2, 2010 and January 3, 2009, the carrying value of the distributor notes was $107.1 million and $106.8 million, respectively, of which the current portion of $12.6 million and $12.1 million, respectively, is recorded in accounts and notes receivable, net. At January 2, 2010 and January 3, 2009, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

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

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 2, 2010, 22.7 million shares at a cost of $365.0 million have been purchased under this plan. Included in these amounts are 1.8 million shares at a cost of $40.5 million purchased during fiscal 2009.

Dividends

During fiscal years 2009, 2008 and 2007, the company paid dividends of $62.2 million, or $0.675 per share, $53.2 million, or $0.575 per share and $42.1 million, or $0.458 per share, respectively.

Stock Split

On June 1, 2007, the Board of Directors declared a 3-for-2 stock split payable on June 29, 2007, which resulted in the issuance of 33.9 million shares.

Note 17.	Stock-Based Compensation

Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009, (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 18,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2007. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2009	2/4/2008	2/5/2007

Shares granted	993	850	831
Exercise price($)	23.84	24.75	19.57
Vesting date	2/9/2012	2/4/2011	2/5/2010
Fair value per share($)	5.87	5.80	6.30
Dividend yield(%)(1)	2.20	1.90	1.70
Expected volatility(%)(2)	31.80	27.30	33.90
Risk-free interest rate(%)(3)	2.00	2.79	4.74
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at January 2, 2010	993	848	824

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Expected option life — for the 2007 grant the assumption is based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 107. The 2008 and 2009 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110, as the company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for fiscal years 2009, 2008 and 2007 pursuant to the EPIP is set forth below:

	For the		For the		For the
	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	January 2, 2010		January 3, 2009		December 29, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
		(Amounts in thousands, except price data)

Outstanding at beginning of year	2,975	$18.46	2,417	$15.15	4,098	$10.37
Granted	993	$23.84	850	$24.75	831	$19.57
Exercised	(232)	$11.04	(288)	$9.25	(2,508)	$8.81
Forfeitures	(2)	$18.68	(4)	$22.30	(4)	$19.05

Outstanding at end of year	3,734	$20.34	2,975	$18.46	2,417	$15.15

Exercisable at end of year	1,069		1,303		1,193

Weighted average fair value of options granted during the year	$5.87		$5.80		$6.30

As of January 2, 2010, all options outstanding under the EPIP had an average exercise price of $20.34 and a weighted average remaining contractual life of 4.56 years.

During fiscal years 2009, 2008 and 2007, the company recorded stock-based compensation expense of $5.1 million, $4.4 million and $4.6 million, respectively, relating to NQSOs using the Black-Scholes option-pricing model.

As of January 2, 2010, there was $5.9 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.58 years.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2009, 2008 and 2007 are set forth below (amounts in thousands):

	2009	2008	2007

Cash received from option exercises	$2,614	$2,679	$22,085
Cash tax windfall benefit, net	$909	$1,543	$11,211
Intrinsic value of stock options exercised	$2,948	$4,470	$32,146

Performance-Contingent Restricted Stock

Certain key employees have been granted performance-contingent restricted stock. The 2008 and 2009 awards generally vest two years from the date of grant and require the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% (the “ROI Target”) over the two fiscal years immediately preceding the vesting

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the vesting of 222,525 shares of restricted stock granted in February 2007, during the fiscal year ended January 2, 2010, an additional 44,505 common shares were issued because the company exceeded the S&P TSR by the maximum amount.

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

Grant date	2/9/2009	2/4/2008	2/5/2007

Shares granted	204	210	224
Vesting date	2/9/2011	2/4/2010	2/5/2009
Fair value per share	$24.96	$27.03	$20.98
Expense during the 52 weeks ended January 2, 2010	$2,352	$2,837	$170
Expense during the 53 weeks ended January 3, 2009	$—	$2,619	$2,208
Expense during the 52 weeks ended December 29, 2007	$—	$—	$2,361

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock activity for fiscal years 2009, 2008 and 2007 is set forth below:

	For the 52		For the 53		For the 52
	Weeks Ended		Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009		December 29, 2007
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	432	$23.92	536	$18.41	354	$16.91
Granted	204	$24.96	210	$27.03	224	$20.98
Vested	(222)	$20.98	(314)	$16.59	(41)	$19.54
Forfeitures	—	$—	—	$—	(1)	$19.99

Balance at end of year	414	$26.01	432	$23.92	536	$18.41

As of January 2, 2010, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 0.59 years. The fair value of restricted share awards that vested during fiscal 2009 was $5.3 million on the vesting date.

Stock Appreciation Rights

The company previously awarded stock appreciation rights (“rights”) to key employees throughout the company. These rights vested at the end of four years and were payable in cash equal to the difference between the grant price and the fair market value of the rights on the vesting date. On July 16, 2007 (the company’s third quarter), 653,175 rights granted in 2003 vested. The company recorded compensation expense for these rights on measurement dates based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal 2009 and 2008 the company did not record any compensation expense for these rights since they all vested and were settled during the third quarter of fiscal 2007. During fiscal 2007, the company recorded expense of $3.7 million related to these rights.

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. During fiscal years 2009, 2008 and 2007, respectively, the company recorded expense of $0.1 million, $0.03 million, and $1.3 million related to these rights. During the fiscal year ended January 2, 2010, the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 are paid out at the time dividends are paid to other common shareholders.

The fair value of the rights at January 2, 2010 ranged from $8.65 to $21.10. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at January 2, 2010: dividend yield 3.0%; expected volatility 31.0%; risk-free interest rate 2.71% and expected life of 0.85 years to 3.20 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights activity for fiscal years 2009, 2008, and 2007 is set forth below:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands, except price data)

Balance at beginning of year	231	231	929
Rights vested	—	—	(653)
Rights exercised	—	—	(15)
Forfeitures	—	—	(30)

Balance at end of year	231	231	231

Weighted average — grant date fair value	$11.14	$11.14	$11.14

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2008 an aggregate of 22,160 shares were converted. During the fourth quarter of fiscal 2008 an additional 12,630 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. The individual non-employee directors who converted their retainer in the fourth quarter of fiscal 2008 received an additional 600 shares, in the aggregate, when the retainer was increased during the second quarter of fiscal 2009.

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

The deferred stock activity for fiscal years 2009, 2008, and 2007 is set forth below:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands, except price data)

Balance at beginning of year	101	55	—
Issued	48	70	55
Exercised	(19)	(24)	—

Balance at end of year	130	101	55

Weighted average — grant date fair value	$21.90	$23.30	$20.35

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the company’s stock based compensation expense for fiscal years 2009, 2008 and 2007:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Stock options	$5,070	$4,408	$4,568
Restricted stock	5,359	4,827	4,958
Stock appreciation rights	63	28	4,978
Deferred stock	1,363	1,331	647

Total stock based compensation	$11,855	$10,594	$15,151

Note 18.	Comprehensive Income (Loss)

The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income adjusted by other comprehensive income (loss), was $167.9 million, $(5.4) million and $119.7 million for fiscal years 2009, 2008 and 2007, respectively.

During fiscal years 2009, 2008 and 2007, changes to accumulated other comprehensive income (loss), net of income tax, were as follows:

	2009	2008	2007
	(Amounts in thousands)

Accumulated other comprehensive (loss) income, beginning balance	$(102,279)	$22,141	$(8,220)
Derivative transactions:
Net deferred (losses) gains on closed contracts, net of income tax of $(13,855), $(17,598) and $4,711, respectively	(22,131)	(28,111)	7,525
Reclassified to earnings (materials, labor and other production costs), net of income tax of $24,266, $(19) and $(827), respectively	38,760	(30)	(1,321)
Effective portion of change in fair value of hedging instruments, net of income tax of $7,707, $(20,145) and $7,452 respectively	12,311	(32,179)	11,903
Minimum pension liability, net of income tax of $3,759, $(40,256) and $4,391, respectively	6,005	(64,304)	7,014
Amortization of actuarial loss, net of income tax of $1,063	1,698	—	—
Amortization of prior service costs and credits, net of income tax of $603, $129 and $129	964	204	204
Cumulative effect of change in accounting principle for postretirement plans (See Note 20), net of income tax of $3,153	—	—	5,036

Accumulated other comprehensive (loss) income, ending balance	$(64,672)	$(102,279)	$22,141

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of accumulated other comprehensive loss consists of the following:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Derivative financial instruments	$(11,864)	$(40,804)
Pension and postretirement related	(52,808)	(61,475)

Total	$(64,672)	$(102,279)

Note 19.	Earnings Per Share

In June 2008, the FASB issued guidance on earnings per share that now classifies unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) as participating securities, and should be included in the two-class method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and are now included in the basic computation. The company’s unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. We have retrospectively adjusted earnings per common share for all periods presented prior to January 4, 2009. The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and diluted earnings per common share for fiscal years 2009, 2008 and 2007 (amounts in thousands, except per share data):

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Net income attributable to Flowers Foods, Inc.	$130,297	$119,233	$94,615
Dividends on restricted shares not expected to vest*	—	—	—

Net income attributable to common and participating shareholders	$130,297	$119,233	$94,615

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,787	92,016	90,970
Weighted average shares outstanding for participating securities	413	416	535

Basic weighted average shares outstanding per common share	92,200	92,432	91,505

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$1.41	$1.29	$1.03

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	92,200	92,432	91,505
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	533	725	1,008

Diluted weighted average shares outstanding per common share	92,733	93,157	92,513

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$1.41	$1.28	$1.02

*	The company expects all restricted share awards outstanding at January 2, 2010 and January 3, 2009 to vest.

Stock options to purchase 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended January 2, 2010 because their effect would have been anti-dilutive. Neither fiscal 2008 nor fiscal 2007 had anti-dilutive shares excluded in the computation.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have retrospectively adjusted the prior periods to reflect the results that would have been reported had we classified our unvested restricted stock as participating securities. Diluted earnings per common share were not effected in fiscal years 2008 and 2007. The effects of the change as it relates to our basic earnings per common share for fiscal years 2008 and 2007 are as follows:

	For the	For the
	53 Weeks Ended	52 Weeks Ended
	January 3,	December 29,
	2009	2007
	Basic	Basic

As previously reported	$1.30	$1.04
Effect of two-class method adoption for participating securities	(0.01)	(0.01)

As retrospectively adjusted	$1.29	$1.03

Note 20.	Postretirement Plans

On September 29, 2006, the FASB issued guidance which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under the guidance, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income, net of tax benefits, until they are amortized as a component of net periodic cost. The guidance did not change how pensions and other postretirement benefits are accounted for and reported in the income statement. These changes were effective for public companies for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions at December 30, 2006, the end of its fiscal year 2006.

The company is required to measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008 (the company’s fiscal 2008). In fiscal 2006 and earlier, the company used a September 30 measurement date for its pension and other postretirement benefit plans. The company eliminated the early measurement date in fiscal 2007 and applied the remeasurement alternative. Under this alternative, postretirement benefit income measured for the three-month period October 1, 2006 to December 31, 2006 (determined using the September 30, 2006 measurement date) was credited to beginning 2007 retained earnings. As a result, the company increased retained earnings $0.7 million, net of taxes of $0.5 million, and increased the postretirement benefit asset and liability by $1.3 million and $0.1 million, respectively during fiscal 2007. The funded status of the company’s postretirement benefit plans was then remeasured at January 1, 2007, resulting in an adjustment to the balance sheet asset, liability and accumulated other comprehensive income. As a result, the postretirement benefit asset was increased $7.4 million and the postretirement benefit liability was decreased $0.7 million, with an offsetting credit to accumulated other comprehensive income of $5.0 million, net of taxes of $3.1 million. For fiscal 2009, the company used a measurement date of December 31, 2009 which is the last trading date before the company’s fiscal year end of January 2, 2010.

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 2, 2010 as compared to accounts at January 3, 2009:

	As of
	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Current benefit liability	$841	$922
Noncurrent benefit liability	$68,140	$78,897
Accumulated other comprehensive loss	$52,808	$61,475

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. Benefits under most of the company’s pension plans are frozen. The company continues to maintain a plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2009 and December 31, 2008, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $0.6 million for fiscal 2010.

The net periodic pension cost (income) for the company’s pension plans includes the following components:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Service cost	$312	$293	$259
Interest cost	18,667	17,623	16,335
Expected return on plan assets	(18,935)	(25,196)	(22,996)
Amortization:
Actuarial loss	2,727	—	—

Net periodic pension cost (income)	2,771	(7,280)	(6,402)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	(8,153)	103,002	(11,641)
Amortization of actuarial gain (loss)	(2,727)	—	—

Total recognized in other comprehensive (loss) income	(10,880)	103,002	(11,641)

Total recognized in net periodic benefit (income) cost and other comprehensive income	$(8,108)	$95,722	$(18,043)

Actual return (loss) on plan assets for fiscal years 2009, 2008 and 2007 was $37.9 million, $(77.5) million and $30.8 million, respectively.

Approximately $2.2 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2010 relating to the company’s pension plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$305,974	$277,804
Service cost	313	293
Interest cost	18,667	17,623
Actuarial loss	10,811	287
Acquisitions (relates to the acquisition of ButterKrust — see Note 9)	—	24,315
Benefits paid	(15,725)	(14,348)

Benefit obligation at end of year	$320,040	$305,974

Change in plan assets:
Fair value of plan assets at beginning of year	$243,549	$312,275
Actual (loss) return on plan assets	37,899	(77,519)
Employer contribution	450	—
Acquisitions (relates to the acquisition of ButterKrust — see Note 9)	—	23,141
Benefits paid	(15,725)	(14,348)

Fair value of plan assets at end of year	$266,173	$243,549

Funded status, end of year:
Fair value of plan assets	$266,173	$243,549
Benefit obligations	320,040	305,974

Funded status and amount recognized at end of year	$(53,867)	$(62,425)

Amounts recognized in the balance sheet:
Noncurrent liability	(53,867)	(62,425)

Amount recognized at end of year	$(53,867)	$(62,425)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$86,891	$97,771

Accumulated benefit obligation at end of year	$319,279	$305,423

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $320.0 million, $319.3 million, and $266.2 million, respectively, at January 2, 2010. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at January 3, 2009 were $306.0 million, $305.4 million and $243.5 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	January 2,	January 3,		December 29,
	2010	2009		2007

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2009	12/31/2008		12/31/2007
Discount rate	5.98%	6.25%		6.25%
Rate of compensation increase	3.50%	3.50%		3.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	1/1/2009	1/1/2008		1/1/2007
Discount rate	6.25%	6.25	%(1)	6.00%
Expected return on plan assets	8.00%	8.00%		8.00%
Rate of compensation increase	3.50%	3.50%		3.50%

(1)	The ButterKrust pension plans were acquired August 4, 2008. The discount rate used to determine net periodic benefit (income) cost for these plans was 6.75%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2010, as compared with the average annual return on the plan assets over the last 15 years of approximately 8.9% (net of expenses).

Plan Assets

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2009, by asset category are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2009
	Quoted prices in
	active markets	Significant	Significant
	for identical	Observable Inputs	Unobservable
Asset Category	assets (Level 1)	(Level 2)	Inputs (Level 3)	Total

Short term investments and cash	$8,729	$—	$—	$8,729
Equity securities:
U.S. companies	98,899	—	—	98,899
International companies	4,941	—	—	4,941
International equity funds(a)	—	33,946	—	33,946
Fixed income securities:
Domestic mutual funds(b)	20,870	—	—	20,870
Convertible equity	398	—	—	398
Private equity funds(c)	—	—	13,235	13,235
Real estate(d)	—	—	7,762	7,762
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,286	9,286
Hedged equity funds(f)	—	—	29,913	29,913
Absolute return funds(c)	—	—	38,038	38,038
Other assets and liabilities(g)	—	—	22	22
Accrued income(g)	—	—	134	134

Total	$133,837	$33,946	$98,390	$266,173

(a)	This category includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This category invests primarily in U.S. government issued securities.

(c)	This category invests primarily in absolute return strategy funds.

(d)	This category includes funds that invest primarily in U.S. commercial real estate.

(e)	This category invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This category invests primarily in hedged equity funds.

(g)	This category includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The following table provides information on the Pension Plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed income		Guaranteed			Other assets and
	securities -	Real Estate	Insurance	Hedged Equity	Absolute Return	liabilities and
	Alternative	Funds	Contracts	Funds	Funds	accrued income	Totals

Balance at December 31, 2008	$11,327	$14,795	$8,768	$25,909	$32,265	$—	$93,064
Actual return on plan assets:							—
Relating to assets still held at the reporting date	3,460	(7,025)	620	4,004	5,773	134	6,966
Relating to assets sold during the period	448	—	—	—	—	—	448
Purchases, sales, and settlements	(2,000)	(8)	(102)	—	—	22	(2,088)

Ending balance at December 31, 2009	$13,235	$7,762	$9,286	$29,913	$38,038	$156	$98,390

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2009 and December 31, 2008, and target asset allocations for fiscal 2010 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2010	2009	2008

Equity securities	40-60%	51.8	47.6
Fixed income securities	10-40%	13.0	12.3
Real estate	0-25%	2.9	6.1
Other diversifying strategies(1)	0-40%	29.0	27.5
Short term investments and cash	0-25%	3.3	6.3
Other	0%	0.0	0.2

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include Flowers’ common stock of 1,346,828 shares and 1,346,828 shares in the amount of $32.0 million and $32.1 million (12.0% and 13.2% of total plan assets) as of December 31, 2009 and December 31, 2008, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)

2007	$—	$1,000
2008	$—	$—
2009	$450	$—

All contributions are made in cash. The contributions made during fiscal 2007 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. Because of lower than expected asset returns during 2008, contributions in future years are expected to increase. During 2010, the company expects to contribute approximately $0.8 million to its pension plans. This amount represents estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company elected to use asset smoothing for the 2009 plan year. As a result, contributions may be deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date of the final regulations is for plan years beginning on or after January 1, 2010. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations.

Benefit Payments

The following are benefits paid under the plans during fiscal years 2009, 2008 and 2007 and expected to be paid from fiscal 2010 through fiscal 2019. All benefits are expected to be paid from the plans’ assets.

Pension Benefits
(Amounts in thousands)

2007	$12,953
2008	$14,348
2009	$15,725
Estimated Future Payments:
2010	$16,769
2011	$16,984
2012	$17,446
2013	$18,002
2014	$18,437
2015 – 2019	$101,577

Postretirement Benefit Plans

The company provides certain medical and life insurance benefits for eligible retired employees. The Flowers medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates an up-front deductible, coinsurance payments and employee contributions at COBRA premium levels. Coverage in the medical plan does not extend past age 65. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was enacted. The MMA established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Since the plan does not provide benefits to retirees beyond age 65, it is not eligible for the Medicare Part D subsidy.

On August 4, 2008 the company assumed sponsorship of a medical and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust (see Note 9, Acquisitions). The ButterKrust plan provides medical coverage to retirees and their spouses. Eligibility for benefits is based on the attainment of certain age and service requirements. Additionally, non-union employees hired after March 1, 2004 are not eligible. Union employees who meet the medical eligibility requirements are also eligible for life insurance benefits. Medical premium levels for retirees and spouses vary by group. The company has determined that the prescription drug benefits provided to some participants in the ButterKrust plan are at least actuarially equivalent to Medicare Part D for certain non-union and all union participants. Other participants in the plan are not eligible for prescription drug benefits.

As a result of union negotiations in October 2009, eligibility for the ButterKrust plan will only be extended through the end of the current contract period (October 26, 2012) for union employees. Only eligible union employees who retire prior to October 26, 2012 will receive benefits under the ButterKrust plan; other union employees at the Lakeland facility will be eligible for the Flowers plan. In addition, certain medical plan provisions were changed in the ButterKrust plan. These changes resulted in a remeasurement and subsequent transfer of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit obligations from the ButterKrust plan to the Flowers plan. Following this interplan transfer, benefit obligations were remeasured to reflect benefits in the Flowers plan which resulted in a decrease in obligations.

The net periodic benefit cost for the company postretirement benefit plans includes the following components:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Service cost	$861	$514	$302
Interest cost	1,113	661	389
Amortization:
Prior service cost	333	333	333
Actuarial loss	34	—	—

Total net periodic benefit cost	2,341	1,508	1,024
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	(1,612)	1,559	237
Current year prior service (credit) cost	(1,234)	—	—
Amortization of actuarial gain (loss)	(34)	—	—
Amortization of prior service (cost) credit	(333)	(333)	(333)

Total recognized in other comprehensive (loss) income	(3,213)	1,226	(96)

Total recognized in net periodic benefit cost and other comprehensive income	$(872)	$2,734	$928

Approximately $(0.1) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2010 relating to the company’s postretirement benefit plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$17,395	$7,002
Service cost	861	514
Interest cost	1,113	661
Participant contributions	412	398
Actuarial loss (gain)	(1,612)	1,559
Benefits paid	(1,903)	(1,148)
Less federal subsidy on benefits paid	82	31
Plan amendments	(1,234)	—
Acquisition (relates to the acquisition of ButterKrust — see Note 9)	—	8,378

Benefit obligation at end of year	$15,114	$17,395

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,491	750
Participant contributions	412	398
Benefits paid	(1,903)	(1,148)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	15,114	17,395

Funded status and amount recognized at end of year	$(15,114)	$(17,395)

Amounts recognized in the balance sheet:
Current liability	$(841)	$(922)
Noncurrent liability	(14,273)	(16,473)

Amount recognized at end of year	$(15,114)	$(17,395)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial loss before taxes	$126	$1,772
Prior service (credit) cost before taxes	(1,150)	416

Amounts recognized in accumulated other comprehensive (loss) income	$(1,024)	$2,188

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	January 2,	January 3,		December 29,
	2010	2009		2007

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2009	12/31/2008		12/31/2007
Discount rate	5.75%	6.25%		6.00%
Rate of compensation increase	N/A	N/A		N/A
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%	8.00%		8.50%
Ultimate rate	5.00%	5.00%		5.00%
Year trend reaches the ultimate rate	2016	2015		2015
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2009	1/1/2008		1/1/2007
Discount rate	6.25%	6.00	%(1)	5.75%
Expected return on plan assets	N/A	N/A		N/A
Rate of compensation increase	N/A	N/A		N/A
Health care cost trend rate used to determine net cost:
Initial rate	8.00%	8.50%		9.00%
Ultimate rate	5.00%	5.00%		5.50%
Year trend reaches the ultimate rate	2015	2015		2011

(1)	The ButterKrust postretirement benefit plan was acquired August 4, 2008. The discount rate used to determine net periodic benefit cost for this plan was 6.75%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Decrease			One-Percentage Point Increase
	For the Year Ended			For the Year Ended
	January 2,	January 3,	December 29,	January 2,	January 3,	December 29,
	2010	2009	2007	2010	2009	2007
	(Amounts in thousands)

Effect on total of service and interest cost	$(187)	$(109)	$(75)	$214	$125	$66
Effect on postretirement benefit obligation	$(1,134)	$(1,254)	$(484)	$1,258	$1,417	$556

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Company contributions are as follows (amounts in thousands):

Employer Net
Year	Contribution

2007	$582
2008	$719
2009	$1,409
2010 (Expected)	$865

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.9 million expected funding for postretirement benefit plans during 2010, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.4 million and $0.2 million for fiscal years 2009, 2008 and 2007, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2009, 2008 and 2007 and expected to be paid from fiscal 2010 through fiscal 2019. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross	MMA Subsidy
	Contribution	(Income)

2007	$582	$—
2008	$750	$(31)
2009	$1,491	$(82)
Estimated Future Payments:
2010	$923	$(58)
2011	$1,034	$(63)
2012	$1,097	$(68)
2013	$1,211	$(71)
2014	$1,291	$(74)
2015 – 2019	$7,697	$(345)

Other Plans

The company contributes to various multiemployer, union-administered defined benefit and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $2.0 million for fiscal 2009, $0.9 million for fiscal 2008 and $0.5 million for fiscal 2007. The increases from fiscal 2007 to fiscal 2008 and from fiscal 2008 to fiscal 2009 is primarily due to the ButterKrust and Holsum acquisitions. At January 2, 2010 and January 3, 2009 the company owed payments of $0.1 million and $0.1 million, respectively, to these types of plans.

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During fiscal years 2009, 2008 and 2007, the total cost and contributions were $15.6 million, $14.9 million and $12.7 million, respectively.

The company also has several smaller 401(k) plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.

Note 21.	Income Taxes

The company’s income tax expense consists of the following:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Current Taxes:
Federal	$63,280	$61,005	$52,866
State	7,460	4,158	8,179

	70,740	65,163	61,045

Deferred Taxes:
Federal	1,147	1,763	(6,046)
State	2,160	818	(29)

	3,307	2,581	(6,075)

Income tax expense	$74,047	$67,744	$54,970

Deferred tax assets (liabilities) are comprised of the following:

	January 2,	January 3,
	2010	2009
	(Amounts in thousands)

Self-insurance	$5,194	$5,212
Compensation and employee benefits	10,499	11,510
Deferred income	7,417	6,949
Loss carryforwards	8,324	10,056
Equity-based compensation	9,130	6,846
Hedging	7,894	25,663
Pension	20,360	24,883
Other	11,594	11,499
Deferred tax assets valuation allowance	(3,647)	(4,520)

Deferred tax assets	76,765	98,098

Depreciation	(76,431)	(71,040)
Intangible Assets	(40,950)	(40,856)
Other	(2,418)	(2,967)

Deferred tax liabilities	(119,799)	(114,863)

Net deferred tax liability	$(43,034)	$(16,765)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company and various subsidiaries have state net operating loss carryforwards of $118.9 million with expiration dates through fiscal 2023. The utilization of these carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Tax at U.S. federal income tax rate	$72,716	$66,518	$53,580
State income taxes, net of federal income tax benefit	7,170	4,165	5,730
Decrease in valuation allowance	(186)	(129)	(54)
Section 199 qualifying production activities	(3,999)	(3,720)	(2,977)
Jobs tax credit	(244)	(133)	(245)
Other	(1,410)	1,043	(1,064)

Income tax expense	$74,047	$67,744	$54,970

The company is currently under audit by the IRS for the fiscal 2007 and 2008 tax years.

In June 2006, new guidance was issued that clarified the accounting for uncertainty in income taxes in an enterprise’s financial statements. The guidance provides that the benefit of an uncertain tax position taken or expected to be taken in a tax return may be recognized when it is more likely than not that the position will be sustained upon examination. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted this standard as of December 31, 2006. As a result of the adoption, the company recorded a cumulative effect adjustment which reduced retained earnings $0.4 million as of December 31, 2006. The gross amount of unrecognized tax benefits was $4.6 million and $4.5 million as of January 2, 2010 and January 3, 2009, respectively. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the consolidated balance sheet. If recognized, the $4.6 million (less $0.8 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had accrued interest of approximately $0.3 million and $0.5 million at January 2, 2010 and January 3, 2009, respectively.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examination for years prior to 2006, and is no longer subject to state examination with limited exceptions for years prior to 2004.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2009, 2008 and 2007 (amounts in thousands):

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Unrecognized tax benefit at beginning of fiscal year	$4,547	$4,585	$4,408
Gross decreases — tax positions in a prior period	—	—	(342)
Gross increases — tax positions in a current period	658	—	935
Gross increases — tax positions in a prior period	831	3,103	—
Settlements	—	(2,091)	(132)
Lapses of statutes of limitations	(1,407)	(1,050)	(284)

Unrecognized tax benefit at end of fiscal year	$4,629	$4,547	$4,585

Note 22.	Commitments and Contingencies

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

The company has recorded current liabilities of $16.7 million and $16.6 million related to self-insurance reserves at January 2, 2010 and January 3, 2009, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

DSD produces fresh and frozen packaged bread and rolls and tortillas and warehouse delivery produces frozen bread and rolls and tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	For the	For the	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Amounts in thousands)

Sales:
DSD	$2,159,065	$2,013,927	$1,656,837
Warehouse delivery	577,614	512,970	470,030
Eliminations:
Sales from Warehouse delivery to DSD	(111,893)	(97,371)	(82,448)
Sales from DSD to Warehouse delivery	(23,937)	(14,634)	(7,745)

	$2,600,849	$2,414,892	$2,036,674

Depreciation and amortization:
DSD	$64,578	$57,447	$52,222
Warehouse delivery	16,062	15,549	13,992
Other(1)	288	316	(120)

	$80,928	$73,312	$66,094

Income from operations:
DSD	$192,539	$185,292	$147,127
Warehouse delivery	51,326	25,666	26,046
Other(1)	(37,532)	(28,256)	(28,492)

	$206,333	$182,702	$144,681

Net interest income	$1,426	$7,349	$8,404

Income before income taxes	$207,759	$190,051	$153,085

Capital expenditures:
DSD	$54,586	$71,413	$45,328
Warehouse delivery	14,670	12,212	39,448
Other(1)	2,837	3,236	3,349

	$72,093	$86,861	$88,125

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	January 2,	January 3,
	2010	2009

Assets:
DSD	$1,050,398	$1,044,791
Warehouse delivery	226,515	193,451
Other(2)	74,529	115,002

	$1,351,442	$1,353,244

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 52 Weeks Ended			For the 53 Weeks Ended			For the 52 Weeks Ended
	January 2, 2010			January 3, 2009			December 29, 2007
		Warehouse			Warehouse			Warehouse
	DSD	delivery	Total	DSD	delivery	Total	DSD	delivery	Total

Branded Retail	$1,212,198	$136,748	$1,348,946	$1,161,594	$112,704	$1,274,298	$974,941	$95,583	$1,070,524
Store Branded Retail	358,647	56,405	415,052	303,193	52,197	355,390	222,172	44,499	266,671
Non-retail and Other	564,283	272,568	836,851	534,506	250,698	785,204	451,979	247,500	699,479

Total	$2,135,128	$465,721	$2,600,849	$1,999,293	$415,599	$2,414,892	$1,649,092	$387,582	$2,036,674

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. For fiscal 2009 each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks. For fiscal 2008, each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks and the fourth quarter, which includes thirteen weeks.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Amounts in thousands, except per share data)

Sales	2009	$807,007	$614,448	$602,570	$576,824
	2008	$676,707	$540,656	$575,937	$621,592
Gross margin (defined as sales less materials, supplies, labor and other production costs, excluding depreciation, amortization and distributor discounts)	2009	$377,545	$281,109	$280,325	$271,687
	2008	$326,737	$247,062	$277,145	$299,986
Net income attributable to Flowers Foods, Inc.	2009	$37,381	$30,341	$31,926	$30,649
	2008	$35,783	$23,949	$27,415	$32,086
Basic net income attributable to Flowers Foods, Inc. common shareholders per share	2009	$0.40	$0.33	$0.35	$0.33
	2008	$0.39	$0.26	$0.30	$0.35
Diluted net income attributable to Flowers Foods, Inc. common shareholders per share	2009	$0.40	$0.33	$0.34	$0.33
	2008	$0.39	$0.26	$0.29	$0.34

Note 25.	Subsequent Events

The company has evaluated subsequent events since January 2, 2010, the date of these financial statements. There were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements, other than the dividend discussed below.

Dividend.  On February 16, 2010, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock to be paid on March 16, 2010 to shareholders of record on March 2, 2010.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expenses	Deductions	Balance
	(Amounts in thousands)

Classification:
Year Ended January 2, 2010
Allowance for doubtful accounts	$378	2,077	1,986	$469
Inventory reserves	$594	498	1,010	$82
Deferred tax asset valuation allowance	$4,520	(186)	(687)	$3,647
Year Ended January 3, 2009
Allowance for doubtful accounts	$131	640	393	$378
Inventory reserves	$134	1,121	661	$594
Deferred tax asset valuation allowance	$4,649	(129)	—	$4,520
Year Ended December 29, 2007
Allowance for doubtful accounts	$160	812	841	$131
Inventory reserves	$201	553	620	$134
Deferred tax asset valuation allowance	$5,434	(54)	731	$4,649