Form 10-K/A
period 2010-01-02
FLOWERS FOODS INC
filed 2010-06-03
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-16247
FLOWERS FOODS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2582379 (I.R.S. Employer Identification No.)

1919 Flowers Circle
Thomasville, Georgia	31757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(229) 226-9110
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value, together	New York Stock Exchange
with Preferred Share Purchase Rights
Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein (§ 232.405 of this chapter), and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
Based on the closing sales price on the New York Stock Exchange on July 18, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,968,402,127.
     On February 26, 2010, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 91,718,522.
DOCUMENTS INCORPORATED BY REFERENCE
None

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE

EXPLANATORY NOTE
Flowers Foods, Inc. is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended January 2, 2010 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 3, 2010, solely to correct certain cross references in and update the exhibit listing included in section 3 of Item 15, Exhibits and Financial Statements Schedules of the Form 10-K.
No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report.

1. Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.	*

Consolidated Statements of Income for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.	*

Consolidated Balance Sheets at January 2, 2010 and January 3, 2009.	*

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.
*

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.	*

Notes to Consolidated Financial Statements.	*

2. Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-two weeks ended January 2, 2010, the fifty-three weeks ended January 3, 2009, and the fifty-two weeks ended December 29, 2007.	*

3. Exhibits. The following documents are filed as exhibits hereto:

*	Previously filed.

Exhibit
No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No		Name of Exhibit
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc., as amended May 30, 2008 (incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1 to Rights Agreement, dated November 15, 2002, between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001 (incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247)

10.8	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Form of Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.10	—	Form of 2008 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

Exhibit
No		Name of Exhibit
10.11	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

10.12	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.13	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.14		Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.15		Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.16		Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

*10.17		Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

*10.18		Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.

*21	—	Subsidiaries of Flowers Foods, Inc

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 24, 2010.

*	Previously filed on March 3, 2010 with the Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of June, 2010.

Date: June 3, 2010	FLOWERS FOODS, INC.
/s/ George E. Deese
George E. Deese
Chairman of the Board and Chief Executive Officer

/s/ R. Steve Kinsey
R. Steve Kinsey
Executive Vice President and Chief Financial Officer

/s/ Karyl H. Lauder
Karyl H. Lauder
Senior Vice President and Chief Accounting Officer