Form 10-Q
period 2010-04-24
FLOWERS FOODS INC
filed 2010-06-03
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 24, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 28, 2010

Common Stock, $.01 par value with	91,744,247
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of the company’s Form 10-K filed on March 3, 2010 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 24, 2010	JANUARY 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,421	$18,948

Accounts and notes receivable, net of allowances of $566 and $469, respectively	180,406	178,708

Inventories, net:
Raw materials	20,407	20,952
Packaging materials	12,244	12,065
Finished goods	31,026	27,979

	63,677	60,996

Spare parts and supplies	36,198	35,437

Deferred taxes	19,441	20,714

Other	16,775	24,152

Total current assets	324,918	338,955

Property, Plant and Equipment, net of accumulated depreciation of $649,525 and $652,587, respectively	589,930	602,576

Notes Receivable	92,414	94,457

Assets Held for Sale — Distributor Routes	8,611	6,535

Other Assets	6,191	4,157

Goodwill	200,153	201,682

Other Intangible Assets, net	101,219	103,080

Total assets	$1,323,436	$1,351,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$24,398	$25,763
Accounts payable	101,341	92,692
Other accrued liabilities	100,834	103,317

Total current liabilities	226,573	221,772

Long-Term Debt and Capital Leases	173,559	225,905

Other Liabilities:
Post-retirement/post-employment obligations	67,660	68,140
Deferred taxes	63,552	63,748
Other	44,043	43,851

Total other liabilities	175,255	175,739

Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,930,003 shares and 10,200,387 shares, respectively	(184,715)	(189,250)
Capital in excess of par value	531,747	531,326
Retained earnings	462,191	437,524
Accumulated other comprehensive loss	(62,191)	(64,672)

Total Flowers Foods, Inc. stockholders’ equity	748,049	715,945
Noncontrolling interest	—	12,081

Total stockholders’ equity	748,049	728,026

Total liabilities and stockholders’ equity	$1,323,436	$1,351,442

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2010	APRIL 25, 2009

Sales	$795,026	$807,007
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	414,798	429,462
Selling, distribution and administrative expenses	292,551	294,022
Depreciation and amortization	25,637	24,277

Income from operations	62,040	59,246
Interest expense	(2,784)	(3,595)
Interest income	3,915	4,054

Income before income taxes	63,171	59,705
Income tax expense	22,484	21,872

Net income	40,687	37,833
Less: net income attributable to noncontrolling interest	—	(452)

Net income attributable to Flowers Foods, Inc.	$40,687	$37,381

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.44	$0.40

Weighted average shares outstanding	91,517	92,723

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.44	$0.40

Weighted average shares outstanding	92,204	93,238

Cash dividends paid per common share	$0.175	$0.150

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Amounts in thousands, except share data)
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income (Loss)	issued	Value	Value	Earnings	Income (Loss)	shares	Cost	interest	Total
Balances at January 2, 2010		101,659,924	$1,017	$531,326	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 9)									(12,081)	(12,081)
Net income	$40,687				40,687					40,687
Derivative instruments	2,096					2,096				2,096
Amortization of prior service credits	(19)					(19)				(19)
Amortization of actuarial loss	404					404				404

Comprehensive income	$43,168

Exercise of stock options				86			131,475	2,445		2,531
Deferred stock issuance				(103)			5,540	103		—
Issuance of restricted stock award				(4,102)			220,640	4,102		—
Amortization of share-based payment compensation				4,387						4,387
Tax benefits related to share based payment awards				153						153
Stock repurchases							(87,271)	(2,115)		(2,115)
Dividends paid — $0.175 per common share					(16,020)					(16,020)

Balances at April 24, 2010		101,659,924	$1,017	$531,747	$462,191	$(62,191)	(9,930,003)	$(184,715)	$—	$748,049

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2010	APRIL 25, 2009
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$40,687	$37,833
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4,753	3,527
Loss reclassified from accumulated other comprehensive income to net income	11,525	9,144
Depreciation and amortization	25,637	24,277
Deferred income taxes	(476)	(1,723)
Provision for inventory obsolescence	358	325
Allowances for accounts receivable	564	1,614
Pension and postretirement plans expense	599	1,573
Other	(61)	76
Changes in assets and liabilities:
Accounts and notes receivable, net	(2,468)	(2,994)
Pension contributions	(187)	(225)
Inventories, net	(3,350)	(8,189)
Other assets	3,557	3,951
Accounts payable and other accrued liabilities	1,411	(10,848)

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,549	58,341

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29,125)	(14,889)
Proceeds from sale of property, plant and equipment	335	552
Issuance of notes receivable	(1,880)	(3,604)
Proceeds from notes receivable	3,806	3,645
Deconsolidation of variable interest entity (See Note 9)	(8,804)	—
Other	—	144

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(35,668)	(14,152)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(16,020)	(13,960)
Exercise of stock options	2,531	1,397
Income tax benefit related to stock awards	191	1,382
Stock repurchases	(2,115)	(21,616)
Change in book overdraft	(2,698)	1,440
Proceeds from debt borrowings	213,000	243,500
Debt and capital lease obligation payments	(252,297)	(257,779)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(57,408)	(45,636)

Net decrease in cash and cash equivalents	(10,527)	(1,447)
Cash and cash equivalents at beginning of period	18,948	19,964

Cash and cash equivalents at end of period	$8,421	$18,517

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 24, 2010 and April 25, 2009 are not necessarily indicative of the results to be expected for a full year. The balance sheet at January 2, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2010 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2010 (sixteen weeks), second quarter ending July 17, 2010 (twelve weeks), third quarter ending October 9, 2010 (twelve weeks) and fourth quarter ending January 1, 2011 (twelve weeks).
SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 24, 2010 and April 25, 2009. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24, 2010	APRIL 25, 2009
	(Percent of Sales)
DSD	18.3%	17.8%
Warehouse delivery	3.0	3.0

Total	21.3%	20.8%

SIGNIFICANT ACCOUNTING POLICIES — The following discussion provides the significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 2, 2010.
     Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIE”). The new accounting guidance resulted in a change in our accounting policy effective January 3, 2010. The new qualitative approach, generally, replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, effective January 3, 2010, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 9, Variable Interest Entity, for additional disclosure.
2. COMPREHENSIVE INCOME
     The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income and net income attributable to noncontrolling interest, was $43.2 million and $44.6 million for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively.
     During the sixteen weeks ended April 24, 2010, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2010
Accumulated other comprehensive loss, January 2, 2010	$(64,672)
Derivative transactions:
Net deferred (loss) on closed contracts, net of income tax of $(3,368)	(5,381)
Reclassified to earnings, net of income tax of $4,437	7,088
Effective portion of change in fair value of hedging instruments, net of income tax of $243	389
Amortization of prior service credits, net of income tax of $(12)	(19)
Amortization of actuarial loss, net of income tax of $253	404

Accumulated other comprehensive loss, April 24, 2010	$(62,191)

3. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill for the sixteen weeks ended April 24, 2010, are as follows (amounts in thousands):

		Warehouse
	DSD	delivery	Total
Balance as of January 2, 2010	$194,581	$7,101	$201,682
Adjustment for deconsolidation of VIE (Note 9)	(1,529)	—	(1,529)

Balance as of April 24, 2010	$193,052	$7,101	$200,153

     As of April 24, 2010 and January 2, 2010, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 24, 2010			January 2, 2010
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$3,619	$31,649	$35,268	$3,144	$32,124
Customer relationships	75,434	10,950	64,484	75,434	9,738	65,696
Non-compete agreements	1,874	1,322	552	1,874	1,309	565
Distributor relationships	2,600	293	2,307	2,600	240	2,360
Supply agreement	1,050	323	727	1,050	215	835

Total	$116,226	$16,507	$99,719	$116,226	$14,646	$101,580

     There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.
     Aggregate amortization expense for the sixteen weeks ending April 24, 2010 and April 25, 2009 was as follows (amounts in thousands):

	2010	2009
Amortizable intangible assets expense	$1,861	$1,714
Amortizable intangible liabilities (income)	(14)	(14)

Total	$1,847	$1,700

     Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2010	$4,156
2011	$5,948
2012	$5,677
2013	$5,488
2014	$5,389
4. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard was effective prospectively for interim and annual periods ending after June 15, 2009. See Note 16, Subsequent Events, for the required disclosures. In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events. The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed. This guidance was effective at issuance. The implementation of the standard and new guidance did not have a material impact on our consolidated financial position and results of operations.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIE’s. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with VIE’s. The guidance is effective for fiscal years beginning after November 15, 2009. Prior to January 3, 2010, we consolidated a VIE because we determined the company was the primary beneficiary. Under the new guidance, we have determined that the company no longer qualifies as the primary beneficiary and ceased consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases. See Note 9, Variable Interest Entity, for the required disclosures.
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
5. ACQUISITIONS
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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,500 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at April 24, 2010 approximates the recorded value.
     During the sixteen weeks ending April 24, 2010 and April 25, 2009, $3.9 million and $4.1 million, respectively, was recorded as interest income relating to the distributor notes. At April 24, 2010 and January 2, 2010, the carrying value of the distributor notes was $105.1 million and $107.1 million, respectively, of which the current portion of $12.7 million and $12.6 million, respectively, is recorded in accounts and notes receivable, net. At April 24, 2010 and January 2, 2010, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.
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
     As of April 24, 2010, the company’s hedge portfolio contained commodity derivatives with a fair value of $(2.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1.3	$—	$—	$1.3
Other long-term	—	—	—	—

Total	1.3	—	—	1.3

Liabilities:
Other current	(1.4)	(2.3)	—	(3.7)
Other long-term	—	(0.5)	—	(0.5)

Total	(1.4)	(2.8)	—	(4.2)

Net Fair Value	$(0.1)	$(2.8)	$—	$(2.9)

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2011. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. The company held no commodity derivatives at April 24, 2010 or January 2, 2010 that did not qualify for hedge accounting.
     As of April 24, 2010, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $5.5 million. Of this total, approximately $1.7 million and $0.1 million were related to instruments expiring in 2010 and 2011, respectively, and $3.7 million was related to deferred losses on cash flow hedge positions.
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
     The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received will be recorded as interest expense. These swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps is recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, distribution and administrative expenses.
     As of April 24, 2010, the fair value of the interest rate swaps was $(6.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(4.1)	$—	$(4.1)
Other long-term	—	(2.8)	—	(2.8)

Total	—	(6.9)	—	(6.9)

Net Fair Value	$—	$(6.9)	$—	$(6.9)

     During the sixteen weeks ended April 24, 2010, interest expense of $1.5 million was recognized due to periodic settlements of the swap agreements.
     As of April 24, 2010, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $4.3 million. Of this total, approximately $1.9 million, $1.7 million, $0.6 million, and $0.1 million was related to instruments expiring in 2010, 2011, 2012, and 2013, respectively.
     The company has the following derivative instruments located on the consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 24, 2010		January 2, 2010		April 24, 2010		January 2, 2010
	Balance		Balance		Balance		Balance
Derivatives designated as hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$4,108	Other current liabilities	$4,271
Interest rate contracts	—	—	—	—	Other long term liabilities	2,839	Other long term liabilities	2,459
Commodity contracts	Other long term assets	1,260	Other current assets	2,501	Other current liabilities	3,657	Other current liabilities	6,143
Commodity contracts	—	—	Other long term assets	—	Other long term liabilities	475	Other long term liabilities	78

Total		$1,260		$2,501		$11,079		$12,951

     The company has the following derivative instruments located on the consolidated statement of income, utilized for risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on			from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Location of Gain or (Loss)	(Effective Portion)
Cash Flow Hedge	For the sixteen weeks ended		Reclassified from AOCI into Income	For the sixteen weeks ended
Relationships	April 24, 2010	April 25, 2009	(Effective Portion)	April 24, 2010	April 25, 2009
Interest rate contracts	$135	$666	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, distribution and administrative expenses	—	(522)
Commodity contracts	(5,127)	(610)	Production costs(1)	(7,088)	(6,649)

Total	$(4,992)	$56		$(7,088)	$(7,171)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivatives (Ineffective Portion
	Location of Gain or(Loss) Recognized	and Amount Excluded from
	in Income on Derivatives (Ineffective	Effectiveness Testing) (net of tax)
Derivatives in Cash	Portion and Amount Excluded from	For the sixteen weeks ended
Flow Hedge Relationships	Effectiveness Testing)	April 24, 2010	April 25, 2009
Interest rate contracts	Selling, distribution and administrative expenses	$—	$—
Commodity contracts	Selling, distribution and administrative expenses	—	(617)

Total		$—	$(617)

     As of April 24, 2010, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivative in Cash Flow Hedge Relationship	Notional amount (millions)
Interest rate contracts	$127.5
Wheat contracts	70.2
Soybean oil contracts	9.4
Natural gas contracts	12.4

Total	$219.5

     The company’s derivative instruments contain no credit-risk-related contingent features at April 24, 2010.
8. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 24, 2010 and January 2, 2010 (amounts in thousands):

	April 24, 2010	January 2, 2010
Unsecured credit facility	$55,000	$89,000
Unsecured term loan	127,500	131,250
Capital lease obligations	12,244	26,555
Other notes payable	3,213	4,863

	197,957	251,668
Less current maturities	24,398	25,763

Total long-term debt and capital leases	$173,559	$225,905

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing two acquisitions. The term loan provides for amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 24, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan.

     Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments began on December 31, 2008 and are due quarterly under the term loan at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which is being amortized over the life of the term loan.
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 24, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.
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
     Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of April 24, 2010 and January 2, 2010, the book overdraft balance was $8.4 million and $11.1 million, respectively.
9. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE. Under previous accounting guidance, we consolidated the VIE in our consolidated financial statements from the first quarter of 2004 through the fourth quarter of 2009 because during that time the company was considered to be the primary beneficiary. Under the revised principles, which became effective January 3, 2010, we have determined that the company is no longer the primary beneficiary and we deconsolidated the VIE in our financial statements. The VIE does not effect the line item Net income attributable to Flowers Foods, Inc. since the company has no interest in any net earnings or losses of the VIE through equity participation. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
     The company has no exposure to gains or losses of the VIE in reporting its net income. In addition, the company does not have explicit or implied power over any of the significant activities to operate the VIE. The primary beneficiary of the VIE realizes the economic benefits and losses incurred and has the power to direct most of the significant activities. The VIE is permitted to pass along increases in their costs, with company approval, at a capped increase of 2% per year. The company and the VIE also agree on a rebate paid or credited to the company depending on the profitability of the VIE in the preceding year. We do not guarantee the VIE’s specific returns or performance benchmarks. In addition, if a manufacturing facility closes or there is a loss of market share causing the VIE to have to move their equipment the company will make an effort to move the equipment to another manufacturing facility. If the company is unable to do so, we will reimburse the VIE for any losses incurred in the disposal of the equipment and will pay the cost to transfer the equipment. The company’s maximum loss exposure for the truck disposals is the difference in the estimated fair value of the trucks from the book value.
     As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. The amount for property, plant and equipment and capital lease obligations was $11.9 million at January 3, 2010. As of April 24, 2010, there was $11.0 million in net property, plant and equipment and capital lease obligations associated with the right to use leases.
     Following is the effect of the VIE during the sixteen weeks ended April 25, 2009:

	SIXTEEN WEEKS
	ENDED APRIL 25, 2009
		% OF
	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective quarter ends	$33,268	2.5%
Sales	$1,528	0.2%
Income before income taxes	$452	0.8%
     The assets consisted primarily of $22.9 million as of April 25, 2009 of transportation equipment recorded as capital lease obligations.
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
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief.
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
11. EARNINGS PER SHARE
     The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 24, 2010 and April 25, 2009 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 24,	April 25,
	2010	2009
Net income attributable to Flowers Foods, Inc.	$40,687	$37,381
Dividends on participating securities not expected to vest*	—	—

Net income attributable to common and participating shareholders	$40,687	$37,381

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,251	92,311
Weighted average shares outstanding for participating securities	266	412

Basic weighted average shares outstanding for common stock	91,517	92,723

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.44	$0.40

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	91,517	92,723
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	687	515

Diluted weighted average shares outstanding for common stock	92,204	93,238

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.44	$0.40

*	The company expects all participating securities share awards outstanding at April 24, 2010 and April 25, 2009 to vest.
     Stock options to purchase 2,128,925 shares and 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively, because their effect would have been anti-dilutive.

12. STOCK BASED COMPENSATION
     Our 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009, (“EPIP”) authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 18,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2010	2/9/2009	2/4/2008
Shares granted	1,136	993	850
Exercise price($)	25.01	23.84	24.75
Vesting date	2/9/2013	2/9/2012	2/4/2011
Fair value per share($)	5.54	5.87	5.80
Dividend yield(%)(1)	3.00	2.20	1.90
Expected volatility(%)(2)	30.60	31.80	27.30
Risk-free interest rate(%)(3)	2.35	2.00	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at April 24, 2010	1,136	993	848

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.
Expected option life —The 2008, 2009, and 2010 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

     The stock option activity for the sixteen weeks ended April 24, 2010 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 2, 2010	3,734	$20.34
Granted	1,136	$25.01
Exercised	(131)	$19.25
Outstanding at April 24, 2010	4,739	$21.49	4.89	$20,348

Exercisable at April 24, 2010	1,792	$16.46	3.25	$16,696

     As of April 24, 2010, all options outstanding under the EPIP had an average exercise price of $21.49 and a weighted average remaining contractual life of 4.9 years.
     As of April 24, 2010, there was $9.8 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

     The cash received, the (shortfall) windfall tax (expense) benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 24, 2010 and April 25, 2009 were as follows (amounts in thousands):

	April 24,	April 25,
	2010	2009
Cash received from option exercises	$2,531	$1,397
Cash tax (shortfall) windfall, net	$(34)	$921
Intrinsic value of stock options exercised	$736	$2,700
     Generally, if the employee dies, becomes disabled or retires, the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.
Performance-Contingent Restricted Stock
     Certain key employees have been granted performance-contingent restricted stock. The 2009 and 2010 awards generally vest two years from the date of grant and the 2009 award requires the “return on invested capital” to exceed the weighted average “cost of capital” by 2.5% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. The 2010 award requires the ROI target to be 3.75% over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:
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
     In connection with the vesting of 209,950 shares of restricted stock granted in February 2008, during the sixteen weeks ended April 24, 2010, an additional 41,990 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount.
     The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, at retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares for the 2009 grant. The 2010 grant does not include the right to receive dividends until vesting. Dividends declared and paid during the vesting period will accrue and will be paid at vesting. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

     The following restricted stock awards have been granted under the EPIP since fiscal 2008 (amounts in thousands, except price data):

Grant date	2/9/2010	2/9/2009	2/4/2008
Shares granted	179	204	210
Vesting date	2/9/2012	2/9/2011	2/4/2010
Fair value per share	$26.38	$24.96	$27.03
Expense during the sixteen weeks ended April 24, 2010	$544	$784	$218
Expense during the sixteen weeks ended April 25, 2009	$—	$588	$873
     A summary of the status of the company’s nonvested shares as of April 24, 2010, and changes during the quarter ended April 24, 2010, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 2, 2010	414	$26.01
Granted	179	$26.38
Vested	(210)	$27.03
Forfeited	—	$—

Nonvested at April 24, 2010	383	$25.62

     As of April 24, 2010, there was $6.1 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the period ended April 24, 2010 was $5.1 million.
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
     The fair value of the rights at April 24, 2010 ranged from $9.67 to $22.95. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 24, 2010: dividend yield 3.0%; expected volatility 30.0%; risk-free interest rate 2.63% and expected life of 0.70 years to 3.05 years. During the sixteen weeks ended April 24, 2010 and April 25, 2009 the company recorded expense of $0.4 million and $0.01 million, respectively, related to these rights.
     The rights activity for the sixteen weeks ended April 24, 2010 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Rights	Price	Term (Years)	Value

Outstanding at January 2, 2010	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at April 24, 2010	231	$11.14	3.61	$3,402

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2010 an aggregate of 17,960 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion.

     Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2009, non-employee directors were granted an aggregate of 47,300 shares of deferred stock. There was an additional grant of 1,860 shares during the First quarter of fiscal 2010 based on a pro-rated share amount for a new director whose term began on January 1, 2010. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the second quarter of fiscal 2009 a total of 14,320 shares were exercised for deferred shares issued under the fiscal 2008 grant.
     The deferred stock activity for the sixteen weeks ended April 24, 2010 is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 2, 2010	130	$21.90
Deferred stock issued	20	$21.83
Deferred stock exercised	(6)	$23.05

Outstanding at April 24, 2010	144	$21.84	0.62	$584

     The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 24, 2010 and April 25, 2009 (amounts in thousands):

	April 24,	April 25,
	2010	2009
Stock options	$2,410	$1,457
Restricted stock	1,546	1,631
Stock appreciation rights	366	10
Deferred stock	431	429

Total stock based compensation	$4,753	$3,527

13. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 24, 2010 as compared to accounts at January 2, 2010 (amounts in thousands):

	AS OF
	April 24,	January 2,
	2010	2010
Noncurrent benefit asset	$—	$—
Current benefit liability	$841	$841
Noncurrent benefit liability	$67,660	$68,140
Accumulated other comprehensive loss	$52,423	$52,808
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 24, 2010, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 24, 2010 the company contributed $0.2 million to company pension plans.

     The net periodic pension cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24,	APRIL 25,
	2010	2009
Service cost	$119	$96
Interest cost	5,743	5,744
Expected return on plan assets	(6,358)	(5,826)
Amortization of net loss	670	839

Total net periodic benefit cost	$174	$853

     The company also has several smaller Defined Benefit Plans associated with recent acquisitions that will be merged into the Flowers Foods Defined Benefit Plans after receipt of final determination letters.
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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24,	APRIL 25,
	2010	2009
Service cost	$198	$265
Interest cost	271	342
Amortization of net (gain) loss	(13)	11
Amortization of prior service (credit) cost	(31)	102

Total net periodic benefit cost	$425	$720

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the sixteen weeks ended April 24, 2010 and April 25, 2009, the total cost and contributions were $5.5 million and $5.2 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
14. INCOME TAXES
     The company’s effective tax rate for the first quarter of fiscal 2010 was 35.6%. This rate is equal to the 2009 annual effective rate which included the benefit of favorable discrete items and the non-taxable earnings of the previously consolidated VIE. The company’s current effective rate is favorably impacted by the increase in the Section 199 qualifying production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.
     During the first quarter of fiscal 2010, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING
     DSD produces fresh and frozen packaged bread and rolls and warehouse delivery produces frozen bread and rolls,tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 24,	APRIL 25,
	2010	2009
SALES:
DSD	$653,778	$672,993
Warehouse delivery	184,945	174,631
Eliminations:
Sales from warehouse delivery to DSD	(36,093)	(35,899)
Sales from DSD to warehouse delivery	(7,604)	(4,718)

	$795,026	$807,007

DEPRECIATION AND AMORTIZATION:
DSD	$20,102	$19,537
Warehouse delivery	5,536	4,646
Other	(1)	94

	$25,637	$24,277

INCOME (LOSS) FROM OPERATIONS:
DSD	$60,683	$56,930
Warehouse delivery	13,533	14,224
Other	(12,176)	(11,908)

	$62,040	$59,246

NET INTEREST INCOME	$1,131	$459

INCOME BEFORE INCOME TAXES	$63,171	$59,705

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 16 Weeks Ended April 24, 2010			For the 16 Weeks Ended April 25, 2009
		Warehouse			Warehouse
	DSD	Delivery	Total	DSD	Delivery	Total
Branded Retail	$380,015	$43,007	$423,022	$374,959	$40,185	$415,144
Store Branded Retail	99,669	19,728	119,397	110,062	18,891	128,953
Non-retail and Other	166,490	86,117	252,607	183,254	79,656	262,910

Total	$646,174	$148,852	$795,026	$668,275	$138,732	$807,007

16. SUBSEQUENT EVENTS
     The company has evaluated subsequent events since April 24, 2010, the date of these financial statements. There were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 24, 2010 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
OVERVIEW:
     Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, tortillas, snack cakes and pastries that are distributed fresh to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls, buns and tortillas for sale to retail and foodservice customers nationwide primarily through warehouse distribution.
     We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using private label products to absorb overhead costs and maximize use of production capacity. During the first quarter of 2010, our results were negatively impacted by the competitive landscape and higher promotional activity within the baking industry. Sales for the quarter ended April 24, 2010 decreased 1.5% from the quarter ended April 25, 2009. This decrease was primarily due to negative pricing and mix shifts of 2.4%, a decrease in volume of 0.7% and the effect of the variable interest entity (“VIE”) deconsolidation negatively impacted sales 0.2%. Acquisitions contributed 1.8%, partially offsetting these decreases.
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
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Form 10-K for the fiscal year ended January 2, 2010, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. The following discussion provides the significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 2, 2010.
     Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with VIE’s. The new accounting principles resulted in a change in our accounting policy effective January 3, 2010. The new qualitative approach, generally, replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 9, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional disclosure.
     RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 24, 2010 and April 25, 2009, are set forth below (Dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009	Dollars	%
Sales
DSD	$646,174	$668,275	81.3	82.8	$(22,101)	(3.3)
Warehouse delivery	148,852	138,732	18.7	17.2	10,120	7.3

Total	$795,026	$807,007	100.0	100.0	$(11,981)	(1.5)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$308,830	$332,627	47.8	49.8	$(23,797)	(7.2)
Warehouse delivery(1)	105,968	96,835	71.2	69.8	9,133	9.4

Total	$414,798	$429,462	52.2	53.2	$(14,664)	(3.4)

Selling, distribution and administrative expenses
DSD(1)	$256,559	$259,181	39.7	38.8	$(2,622)	(1.0)
Warehouse delivery(1)	23,815	23,027	16.0	16.6	788	3.4
Corporate(2)	12,177	11,814	—	—	363	3.1

Total	$292,551	$294,022	36.8	36.4	$(1,471)	(0.5)

Depreciation and Amortization
DSD(1)	$20,102	$19,537	3.1	2.9	$565	2.9
Warehouse delivery(1)	5,536	4,646	3.7	3.3	890	19.2
Corporate(2)	(1)	94	—	—	(95)	(101.1)

Total	$25,637	$24,277	3.2	3.0	$1,360	5.6

Income from operations
DSD(1)	$60,683	$56,930	9.4	8.5	$3,753	6.6
Warehouse delivery(1)	13,533	14,224	9.1	10.3	(691)	(4.9)
Corporate(2)	(12,176)	(11,908)	—	—	(268)	(2.3)

Total	$62,040	$59,246	7.8	7.3	$2,794	4.7

Interest income, net	$1,131	$459	0.1	0.1	$672	146.4
Income taxes	$22,484	$21,872	2.8	2.7	$612	2.8
Net income	$40,687	$37,833	5.1	4.7	$2,854	7.5
Net income attributable to noncontrolling interest	$—	$(452)	—	(.1)	$452	100.0

Net income attributable to Flowers Foods, Inc.	$40,687	$37,381	5.1	4.6	$3,306	8.8

1.	As a percentage of revenue within the reporting segment

2.	The corporate segment has no revenues

CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 24, 2010 COMPARED TO SIXTEEN WEEKS ENDED APRIL 25, 2009
     Consolidated Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 24, 2010		April 25, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$423,022	53.2%	$415,144	51.4%	1.9%
Store Branded Retail	119,397	15.0	128,953	16.0	(7.4)%
Non-retail and Other	252,607	31.8	262,910	32.6	(3.9)%

Total	$795,026	100.0%	$807,007	100.0%	(1.5)%

     The 1.5% decrease in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.4)%
Volume	(0.7)%
Deconsolidation of VIE	(0.2)%
Acquisitions	1.8%

Total Percentage Change in Sales	(1.5)%

     The increase in branded retail sales was due primarily to increased sales of branded soft variety and branded buns, rolls and sandwich rounds partially offset by decreases in branded white bread. The decrease in store branded retail sales was due to negative price/mix, and to a lesser extent, volume declines. The decrease in non-retail and other sales was due primarily to volume declines, partially offset by acquisition sales.
     Direct-Store-Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 24, 2010		April 25, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$380,015	58.8%	$374,959	56.1%	1.3%
Store Branded Retail	99,669	15.4	110,062	16.5	(9.4)%
Non-retail and Other	166,490	25.8	183,254	27.4	(9.1)%

Total	$646,174	100.0%	$668,275	100.0%	(3.3)%

     The 3.3% decrease in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.4)%
Volume	(0.7)%
Deconsolidation of VIE	(0.2)%

Total Percentage Change in Sales	(3.3)%

     The increase in branded retail sales was due primarily to growth in branded soft variety and branded buns, rolls and sandwich rounds, partially offset by decreases in branded white bread. The decrease in store branded retail sales was due to negative price/mix, and volume declines. The decrease in non-retail and other sales was due to volume declines, and to a lesser extent, negative price/mix.

     Warehouse Delivery Sales.

	For the 16 Weeks Ended		For the 16 Weeks Ended
	April 24, 2010		April 25, 2009		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$43,007	28.9%	$40,185	29.0%	7.0%
Store Branded Retail	19,728	13.3	18,891	13.6	4.4%
Non-retail and Other	86,117	57.8	79,656	57.4	8.1%

Total	$148,852	100.0%	$138,732	100.0%	7.3%

     The 7.3% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.9)%
Volume	(0.2)%
Acquisitions	10.4%

Total Percentage Change in Sales	7.3%

     The increase in branded retail sales was primarily the result of favorable multi-pak cake volume. The increase in store branded retail sales was primarily due to store branded cake volume increases, partially offset by negative price/mix. The increase in non-retail and other sales, which include contract production and vending, was due to the acquisitions partially offset by a negative mix shift and volume declines.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to significant decreases in ingredient costs, improved manufacturing efficiencies, and the Bardstown, Kentucky plant start-up costs in the prior year of $1.0 million, of which $0.8 million was included in cost of sales. These were partially offset by higher employee related costs as a percent of sales and higher costs as a percent of sales for the acquired companies.
     The DSD segment’s decrease as a percent of sales was primarily the result of significant decreases in ingredient costs, improved manufacturing efficiencies and the Bardstown, Kentucky plant start-up costs in the prior year. These were offset by sales decreases and higher employee related costs as a percent of sales.
     The warehouse delivery segment’s increase as a percent of sales was primarily a result of higher ingredient and employee-related costs as a percent of sales, partially offset by improved manufacturing efficiencies. Acquisitions were the primary reason for the higher ingredient costs as a percent of sales.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to sales decreases and higher employee-related, distribution and advertising costs as a percent of sales. These increases were partially offset by lower pension and bad debt expenses as a percent of sales.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to sales decreases and higher employee-related and advertising costs as a percent of sales, partially offset by gains on territory sales.
     The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to lower distribution, storage, and rent costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to increased depreciation expense related to capital expenditures subsequent to the first quarter of fiscal 2009 and acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to assets placed in service subsequent to the first quarter of fiscal 2009. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of acquisitions.
     Income From Operations. The increase in the DSD segment’s income from operations was primarily attributable to lower ingredient costs and improved manufacturing efficiencies, partially offset by sales declines. The decrease in the warehouse delivery segment’s income from operations was primarily a result of higher materials, supplies, labor and other production costs. The increase in unallocated corporate expenses was primarily due to higher share-based payment expenses.
     Net Interest Income. The increase was related to lower interest expense on the term loan because principal payments have been made quarterly since the fourth quarter of 2008. As this loan is amortized through August 4, 2013, interest expense will decrease for the term loan. Lower amounts outstanding under the company’s unsecured credit facility also contributed to the increase.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2010 was 35.6% compared to 36.6% in the first quarter of the prior year. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualified as a VIE for reporting periods prior to January 3, 2010 under previous accounting guidance and all the earnings of the VIE were eliminated through noncontrolling interest because the company did not have an equity ownership interest in the VIE. In 2009, the FASB amended the consolidation principles associated with VIE accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE beginning on January 3, 2010 at adoption. Please see Note 9, Variable Interest Entity, of this Form 10-Q for additional disclosure.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $8.4 million at April 24, 2010 from $18.9 million at January 2, 2010. The decrease resulted from $82.5 million provided by operating activities, offset by $35.6 million and $57.4 million disbursed for investing activities and financing activities, respectively. Included in cash and cash equivalents at January 2, 2010 was $8.8 million related to the company’s VIE which was not available for use by the company. The company deconsolidated the VIE on January 3, 2010 as discussed in Note 9, Variable Interest Entity, of this Form 10-Q.
     Cash Flows Provided by Operating Activities. Net cash of $82.5 million provided by operating activities during the sixteen weeks ended April 24, 2010 consisted primarily of $40.7 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$25,637
Loss reclassified from accumulated other comprehensive income to net income	11,525
Stock-based compensation	4,753
Deferred income taxes	(476)
Provision for inventory obsolescence	358
Allowances for accounts receivable	564
Pension and postretirement plans expense	599
Other	(61)

Total	$42,899

     Cash disbursed for working capital and other activities was $1.1 million. As of April 24, 2010, the company had $4.4 million recorded in other current assets representing collateral for hedged positions. As of January 2, 2010, the company had $7.0 million recorded in other current assets representing collateral for hedged positions.

     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 24, 2010 of $35.6 million consisted primarily of capital expenditures of $29.1 million. In addition, the deconsolidation of the VIE (as discussed in Note 9, Variable Interest Entities, of this Form 10-Q) includes a deduction for $8.8 million of the VIE’s cash and cash equivalents balance at January 2, 2010. Capital expenditures in the DSD segment and the warehouse delivery segment were $20.4 million and $7.6 million, respectively. The company estimates capital expenditures of approximately $85.0 million to $95.0 million during fiscal 2010. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $57.4 million during the sixteen weeks ended April 24, 2010 consisted primarily of dividends paid of $16.0 million, stock repurchases of $2.1 million, and net debt repayments of $39.3 million, partially offset by proceeds of $2.5 million from the exercise of stock options and the related share-based payments income tax benefit of $0.2 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 24, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $55.0 million and $89.0 million in outstanding borrowings under the credit facility at April 24, 2010 and January 2, 2010, respectively.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for borrowings through the maturity date of August 4, 2013. The initial maximum amount permitted to be outstanding under the term loan is $150.0 million. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 24, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan. As of April 24, 2010 and January 2, 2010, the amounts outstanding under the term loan were $127.5 million and $131.3 million, respectively.
     Interest is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments began on December 31, 2008 and are due quarterly under the term loan at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid financing costs of $0.8 million in connection with the term loan, which is being amortized over the life of the term loan.
     Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility or term loan, but could affect future credit availability.

Uses of Cash
     On February 16, 2009, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that was paid on March 16, 2010 to shareholders of record on March 2, 2010. This dividend payment was $16.0 million.
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2010, 87,271 shares, at a cost of $2.1 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 24, 2010, 22.7 million shares, at a cost of $367.1 million, have been purchased.
     During the first quarter of fiscal 2010, the company paid $16.2 million in performance-based cash awards under the company’s bonus plan.
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
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIE’s. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with VIE’s. The guidance is effective for fiscal years beginning after November 15, 2009. Prior to January 3, 2010, we consolidated a VIE because we determined the company was the primary beneficiary. Under the new guidance, we have determined that the company no longer qualifies as the primary beneficiary and ceased consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facility to the distribution centers as right to use leases. See Note 9, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for the required disclosures.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent,

other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 24, 2010, the company’s hedge portfolio contained commodity derivatives with a fair value of $(2.9) million. Of this fair value, $(0.1) million is based on quoted market prices and $(2.8) million is based on models and other valuation methods. Approximately $(2.8) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2010 and fiscal 2011, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 24, 2010, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $8.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate on borrowings outstanding under the company’s unsecured credit facility through September 30, 2009. As of April 24, 2010, the fair value of these interest rate swaps was $(6.9) million. All of this fair value is based on valuation models and $(3.0) million, $(2.8) million, $(1.0) million, and $(0.1) million of this fair value is related to instruments expiring in 2010 through 2013, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of April 24, 2010, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $0.5 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 24, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 3, 2010 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2010 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
		Weighted	as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
	(Amounts in thousands, except price data)
January 3, 2010 — January 30, 2010	—	—	—	7,349
January 31, 2010 — February 27, 2010	87	$24.24	87	7,262
February 28, 2010 — March 27, 2010	—	—	—	7,262
March 28, 2010 — April 24, 2010	—	—	—	7,262

Total	87	$24.24	87

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.
By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: June 3, 2010

EXHIBIT INDEX

Exhibit
No		Name of Exhibit
2.1	—
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
Flowers Foods, Inc. Retirement Plan No. 1 as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

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

10.9	—	Form of Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers

Exhibit
No		Name of Exhibit
of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.10	—
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

10.17
Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.18
Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 24, 2010.

*	Filed herewith