Form 10-Q
period 2010-07-17
FLOWERS FOODS INC
filed 2010-08-24
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 17, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 18, 2010

Common Stock, $.01 par value with	91,915,139
Preferred Share Purchase Rights

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER
PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of July 17, 2010 and January 2, 2010	4
Condensed Consolidated Statements of Income for the Twelve and Twenty-Eight Weeks Ended July 17, 2010 and July 18, 2009	5
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Twenty-Eight Weeks Ended July 17, 2010	6
Condensed Consolidated Statements of Cash Flows for the Twenty-Eight Weeks Ended July 17, 2010 and July 18, 2009	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 6. Exhibits	34
Signatures	35
Exhibit index
EX-31.1
EX-31.2
EX-31.3
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	JULY 17, 2010	JANUARY 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,529	$18,948

Accounts and notes receivable, net of allowances of $897 and $469, respectively	184,735	178,708

Inventories, net:
Raw materials	20,192	20,952
Packaging materials	13,501	12,065
Finished goods	28,407	27,979

	62,100	60,996

Spare parts and supplies	36,278	35,437

Deferred taxes	13,805	20,714

Other	25,291	24,152

Total current assets	328,738	338,955

Property, Plant and Equipment, net of accumulated depreciation of $663,140 and $652,587, respectively	596,905	602,576

Notes Receivable	92,646	94,457

Assets Held for Sale — Distributor Routes	8,856	6,535

Other Assets	6,227	4,157

Goodwill	200,153	201,682

Other Intangible Assets, net	99,824	103,080

Total assets	$1,333,349	$1,351,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$25,340	$25,763
Accounts payable	102,286	92,692
Other accrued liabilities	115,404	103,317

Total current liabilities	243,030	221,772

Long-Term Debt and Capital Leases	137,233	225,905

Other Liabilities:
Post-retirement/post-employment obligations	67,186	68,140
Deferred taxes	62,888	63,748
Other	44,306	43,851

Total other liabilities	174,380	175,739

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 9,742,624 shares and 10,200,387 shares, respectively	(181,230)	(189,250)
Capital in excess of par value	533,870	531,326
Retained earnings	477,625	437,524
Accumulated other comprehensive loss	(52,576)	(64,672)

Total Flowers Foods, Inc. stockholders’ equity	778,706	715,945
Noncontrolling interest	—	12,081

Total stockholders’ equity	778,706	728,026

Total liabilities and stockholders’ equity	$1,333,349	$1,351,442

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
Sales	$607,716	$614,448	$1,402,742	$1,421,455
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	318,553	333,339	733,351	762,801
Selling, distribution and administrative expenses	217,906	216,602	510,457	510,624
Depreciation and amortization	20,021	18,656	45,658	42,933
Gain on acquisition	—	3,013	—	3,013

Income from operations	51,236	48,864	113,276	108,110
Interest expense	(1,984)	(2,806)	(4,768)	(6,401)
Interest income	2,940	2,986	6,855	7,040

Income before income taxes	52,192	49,044	115,363	108,749
Income tax expense	18,436	17,947	40,920	39,819

Net income	33,756	31,097	74,443	68,930
Less: net income attributable to noncontrolling interest	—	(756)	—	(1,208)

Net income attributable to Flowers Foods, Inc.	$33,756	$30,341	$74,443	$67,722

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.37	$0.33	$0.81	$0.73

Weighted average shares outstanding	91,603	92,141	91,554	92,474

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.37	$0.33	$0.81	$0.73

Weighted average shares outstanding	92,358	92,630	92,316	92,979

Cash dividends paid per common share	$0.200	$0.175	$0.375	$0.325

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	Shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income	Issued	Value	Value	Earnings	Loss	Shares	Cost	interest	Total
Balances at January 2, 2010		101,659,924	$1,017	$531,326	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 8)									(12,081)	(12,081)
Net income	$74,443				74,443					74,443
Derivative transactions, net	11,384					11,384				11,384
Amortization of prior service credit	(58)					(58)				(58)
Reduction in minimum pension liability	68					68				68
Amortization of actuarial loss	702					702				702

Comprehensive income	$86,539

Exercise of stock options				(937)			292,087	5,432		4,495
Deferred stock vesting				(631)			33,920	631		—
Issuance of restricted stock award				(4,102)			220,640	4,102		—
Amortization of share-based payment compensation				7,374						7,374
Tax benefits related to share based payment awards				810						810
Share-based payment forfeitures				30			(1,613)	(30)		—
Stock repurchases							(87,271)	(2,115)		(2,115)
Dividends paid — $0.375 per common share					(34,342)					(34,342)

Balances at July 17, 2010		101,659,924	$1,017	$533,870	$477,625	$(52,576)	(9,742,624)	$(181,230)	$—	$778,706

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$74,443	$68,930
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	7,482	6,041
Loss reclassified from accumulated other comprehensive income to net income	19,293	32,995
Depreciation and amortization	45,658	42,933
Gain on acquisition	—	(3,013)
Deferred income taxes	(1,523)	(2,569)
Provision for inventory obsolescence	589	338
Allowances for accounts receivable	832	2,099
Pension and postretirement plans expense	992	2,753
Other	(315)	247
Changes in assets and liabilities:
Accounts and notes receivable, net	(6,999)	(6,164)
Pension contributions	(324)	(450)
Inventories, net	(2,004)	(6,375)
Other assets	13,650	(3,473)
Accounts payable and other accrued liabilities	3,523	(17,933)

NET CASH PROVIDED BY OPERATING ACTIVITIES	155,297	116,359

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(54,869)	(28,183)
Proceeds from sale of property, plant and equipment	749	731
Issuance of notes receivable	(5,086)	(6,610)
Proceeds from notes receivable	6,713	6,462
Acquisitions, net of cash acquired	—	(8,842)
Deconsolidation of variable interest entity (See Note 8)	(8,804)	—
Other	—	(1,104)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(61,297)	(37,546)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(34,342)	(30,056)
Exercise of stock options	4,495	1,824
Income tax benefit related to stock awards	770	1,352
Stock repurchases	(2,115)	(27,625)
Change in book overdraft	(578)	(3,708)
Proceeds from debt borrowings	381,000	456,000
Debt and capital lease obligation payments	(455,649)	(476,062)
Other	—	(402)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(106,419)	(78,677)

Net (decrease) increase in cash and cash equivalents	(12,419)	136
Cash and cash equivalents at beginning of period	18,948	19,964

Cash and cash equivalents at end of period	$6,529	$20,100

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 17, 2010 and July 18, 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 2, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
     ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments used in the preparation of its condensed consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2010 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2010 (sixteen weeks), second quarter ended July 17, 2010 (twelve weeks), third quarter ending October 9, 2010 (twelve weeks) and fourth quarter ending January 1, 2011 (twelve weeks).
     SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
	(Percent of Sales)		(Percent of Sales)
DSD	18.6%	18.8%	18.4%	18.2%
Warehouse delivery	3.5	2.8	3.2	2.9

Total	22.1%	21.6%	21.6%	21.1%

SIGNIFICANT ACCOUNTING POLICIES — The following discussion provides the significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 2, 2010.
     Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIE”). The new accounting guidance resulted in a change in our accounting policy effective January 3, 2010. The new qualitative approach, generally, replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, effective January 3, 2010, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 8, Variable Interest Entity, for additional disclosure.
2. COMPREHENSIVE INCOME (LOSS)
     The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income and net income attributable to noncontrolling interest, was $43.3 million and $86.5 million for the twelve and twenty-eight weeks ended July 17, 2010, respectively. Total comprehensive income attributable to Flowers Foods, Inc. was $41.0 million and $85.6 million for the twelve and twenty-eight weeks ended July 18, 2009, respectively.
     During the twenty-eight weeks ended July 17, 2010, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 2, 2010	$(64,672)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $(5,891)	(9,411)
Reclassified to earnings, net of income tax of $7,428	11,865
Effective portion of change in fair value of hedging instruments, net of income tax of $5,590	8,930
Amortization of actuarial loss, net of income tax of $439	702
Minimum pension liability, net of income tax of $42	68
Amortization of prior service credits, net of income tax of $(36)	(58)

Accumulated other comprehensive loss, July 17, 2010	$(52,576)

3. ACQUISITIONS
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
     On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million in the second quarter of fiscal 2009, which is included in the line item “Gain on acquisition” within income from operations in the condensed consolidated statement of income for the twelve and twenty-eight weeks ended July 18, 2009. We believe the gain on acquisition resulted from the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the company’s warehouse delivery segment.
4. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 17, 2010, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 2, 2010	$194,581	$7,101	$201,682
Adjustment for deconsolidation of VIE (Note 8)	(1,529)	—	(1,529)

Balance as of July 17, 2010	$193,052	$7,101	$200,153

     As of July 17, 2010 and January 2, 2010, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 17, 2010			January 2, 2010
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$3,974	$31,294	$35,268	$3,144	$32,124
Customer relationships	75,434	11,858	63,576	75,434	9,738	65,696
Non-compete agreements	1,874	1,333	541	1,874	1,309	565
Distributor relationships	2,600	333	2,267	2,600	240	2,360
Supply agreement	1,050	404	646	1,050	215	835

Total	$116,226	$17,902	$98,324	$116,226	$14,646	$101,580

     There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.
     Net amortization expense for the twelve weeks ended July 17, 2010 and July 18, 2009 were as follows (amounts in thousands):

	2010	2009
Amortizable intangible assets expense	$1,395	$1,391
Amortizable intangible liabilities (income)	(10)	(10)

Total, net	$1,385	$1,381

     Net amortization expense for the twenty-eight weeks ended July 17, 2010 and July 18, 2009 were as follows (amounts in thousands):

	2010	2009
Amortizable intangible assets expense	$3,256	$3,105
Amortizable intangible liabilities (income)	(24)	(24)

Total, net	$3,232	$3,081

     Estimated net amortization of intangibles for the remainder of fiscal 2010 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles, net
Remainder of 2010	$2,771
2011	$5,948
2012	$5,677
2013	$5,488
2014	$5,389

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the condensed consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes approximately 3,600 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories.
     Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 17, 2010	$2,940
For the twelve weeks ended July 18, 2009	$2,986
For the twenty-eight weeks ended July 17, 2010	$6,855
For the twenty-eight weeks ended July 18, 2009	$7,040
     At July 17, 2010 and January 2, 2010, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 17, 2010	January 2, 2010
Distributor notes receivable	$105,440	$107,067
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	12,794	12,610

Long-term portion of distributor notes receivable	$92,646	$94,457

     At July 17, 2010 and January 2, 2010, the company has evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.
6. DERIVATIVE FINANCIAL INSTRUMENTS
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

     As of July 17, 2010, the company’s hedge portfolio contained commodity derivatives with a net fair value of $12.0 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$14.3	$—	$—	$14.3
Other long-term	0.2	—	—	0.2

Total	14.5	—	—	14.5

Liabilities:
Other current	—	(2.0)	—	(2.0)
Other long-term	—	(0.5)	—	(0.5)

Total	—	(2.5)	—	(2.5)

Net Fair Value	$14.5	$(2.5)	$—	$12.0

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2012. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at July 17, 2010 or January 2, 2010 that did not qualify for hedge accounting.
     As of July 17, 2010, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $(4.4) million. Of this total, approximately $(4.6) million, $(2.9) million and $0.1 million were related to instruments expiring in 2010, 2011 and 2012, respectively, and $3.0 million was related to deferred losses on cash flow hedge positions.
INTEREST RATE RISK
     The company entered interest rate swaps with initial notional amounts of $85.0 million and $65.0 million to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts match the scheduled quarterly principal payments on the $150.0 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility.
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
     As of July 17, 2010, the fair value of the interest rate swaps was $(7.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.0)	—	(4.0)
Other long-term	—	(3.9)	—	(3.9)

Total	—	(7.9)	—	(7.9)

Net Fair Value	$—	$(7.9)	$—	$(7.9)

     During the twelve weeks ended July 17, 2010, interest expense of $1.1 million was recognized due to periodic settlements of the swaps. During the twenty-eight weeks ended July 17, 2010, interest expense of $2.6 million was recognized due to periodic settlements of the swaps. During the twelve weeks ended July 18, 2009, interest expense of $1.2 million was recognized due to periodic settlements of the swaps. During the twenty-eight weeks ended July 18, 2009, interest expense of $ 2.7 million was recognized due to periodic settlements of the swaps.
     As of July 17, 2010, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $4.9 million. Of this total, approximately $1.2 million, $2.1 million, $1.3 million, and $0.3 million was related to instruments expiring in fiscal 2010 through 2013, respectively.
     The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 17, 2010		January 2, 2010		July 17, 2010		January 2, 2010
Derivatives designated as	Balance		Balance		Balance		Balance
hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$3,979	Other current liabilities	$4,271
Interest rate contracts	—	—	—	—	Other long term liabilities	3,919	Other long term liabilities	2,459
Commodity contracts	Other current assets	14,326	Other current assets	2,501	Other current liabilities	1,978	Other current liabilities	6,143
Commodity contracts	Other long term assets	146	Other long term assets	—	Other long term liabilities	527	Other long term liabilities	78

Total		$14,472		$2,501		$10,403		$12,951

     The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the twelve weeks ended		Income	For the twelve weeks ended
Relationships	July 17, 2010	July 18, 2009	(Effective Portion)	July 17, 2010	July 18, 2009
Interest rate contracts	$584	$794	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, distribution and administrative	—	(353)
Commodity contracts	(5,096)	(2,675)	Production costs(1)	(4,777)	(12,768)

Total	$(4,512)	$(1,881)		$(4,777)	$(13,121)

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the twenty-eight weeks ended		Income	For the twenty-eight weeks ended
Relationships	July 17, 2010	July 18, 2009	(Effective Portion)	July 17, 2010	July 18, 2009
Interest rate contracts	$718	$1,460	Interest expense (income)	$—	$—
Commodity contracts	—	—	Selling, distribution and administrative	—	(875)
Commodity contracts	(1,199)	(638)	Production costs(1)	(11,865)	(19,417)

Total	$(481)	$822		$(11,865)	$(20,292)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)(net of tax)
Derivatives in Cash	Portion and Amount Excluded from	For the twenty-eight weeks ended
Flow Hedge Relationships	Effectiveness Testing)	July 17, 2010	July 18, 2009
Interest rate contracts	Selling, distribution and administrative expenses	$—	$—
Commodity contracts	Selling, distribution and administrative
	expenses	—	(617)

Total		$—	$(617)

     As of July 17, 2010, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Notional amount
Derivative in Cash Flow Hedge Relationship	(millions)
Interest rate contracts	$123.8
Wheat contracts	64.4
Soybean Oil contracts	16.0
Natural gas contracts	14.0

Total	$218.2

     The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $123.8 million represents the current settlement notional amount. Note 7, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at July 17, 2010.

7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at July 17, 2010 and January 2, 2010 (amounts in thousands):

	JULY 17, 2010	JANUARY 2, 2010
Unsecured credit facility	$25,000	$89,000
Unsecured term loan	123,750	131,250
Capital lease obligations	11,122	26,555
Other notes payable	2,701	4,863

	162,573	251,668
Less current maturities	25,340	25,763

Total long-term debt and capital leases	$137,233	$225,905

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 17, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan.
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
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 17, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.
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
     Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our condensed consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our condensed consolidated balance sheets. As of July 17, 2010 and January 2, 2010, the book overdraft balance was $10.5 million and $11.1 million, respectively.
8. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE. Under previous accounting guidance, we consolidated the VIE in our condensed consolidated financial statements from the first quarter of 2004 through the fourth quarter of 2009 because during that time the company was considered to be the primary beneficiary. Under the revised principles, which became effective January 3, 2010, we have determined that the company is no longer the primary beneficiary and we deconsolidated the VIE in our financial statements. The VIE does not affect the line item Net income attributable to Flowers Foods, Inc. since the company has no interest in any net earnings or losses of the VIE through equity participation. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
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
     As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. The amount for property, plant and equipment and capital lease obligations was $11.9 million at January 3, 2010. As of July 17, 2010, there was $10.1 million in net property, plant and equipment and capital lease obligations associated with the right to use leases.
     Following is the effect of the VIE during the twelve and twenty-eight weeks ended July 18, 2009:

	TWELVE WEEKS ENDED		TWENTY-EIGHT WEEKS ENDED
	JULY 18, 2009		JULY 18, 2009
		% OF		% OF
	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective period ends	$34,349	2.5%	$34,349	2.5%
Sales	$3,088	0.5%	$4,616	0.3%
Income before income taxes	$756	1.5%	$1,208	1.1%
     The assets consist primarily of $24.0 million as of July 18, 2009 of transportation equipment recorded as capital lease obligations.
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

10. EARNINGS PER SHARE
     The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
Net income attributable to Flowers Foods, Inc.	$33,756	$30,341	$74,443	$67,722

Dividends on restricted shares not expected to vest*	—	—	—	—

Net income attributable to common and participating shareholders	$33,756	$30,341	$74,443	$67,722

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,399	91,727	91,314	92,061
Weighted average shares outstanding for participating securities	204	414	240	413

Basic weighted average shares outstanding per common share	91,603	92,141	91,554	92,474

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.37	$0.33	$0.81	$0.73

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	91,603	92,141	91,554	92,474
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	755	489	762	505

Diluted weighted average shares outstanding per common share	92,358	92,630	92,316	92,979

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.37	$0.33	$0.81	$0.73

*	The company expects all restricted share awards outstanding at July 17, 2010 and July 18, 2009 to vest.
     Stock options to purchase 1,129,817 shares and 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the twelve weeks ended July 17, 2010 and July 18, 2009, respectively, because their effect would have been anti-dilutive. Stock options to purchase 2,119,163 shares and 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively, because their effect would have been anti-dilutive.
11. STOCK BASED COMPENSATION
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
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2010	2/9/2009	2/4/2008
Shares granted	1,136	993	850
Exercise price	25.01	23.84	24.75
Vesting date	2/9/2013	2/9/2012	2/4/2011
Fair value per share ($)	5.54	5.87	5.80
Dividend yield (%)(1)	3.00	2.20	1.90
Expected volatility (%)(2)	30.60	31.80	27.30
Risk-free interest rate (%)(3)	2.35	2.00	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at July 17, 2010	1,130	989	844

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2008, 2009, and 2010 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

     The stock option activity for the twenty-eight weeks ended July 17, 2010 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 2, 2010	3,734	$20.34
Granted	1,136	$25.01
Exercised	(292)	$8.66
Forfeited	(13)	$24.58

Outstanding at July 17, 2010	4,565	$21.80	4.73	$12,712

Exercisable at July 17, 2010	1,631	$16.88	3.05	$12,188

     As of July 17, 2010, all options outstanding under the EPIP had an average exercise price of $21.80 and a weighted average remaining contractual life of 4.73 years.
     As of July 17, 2010, there was $8.2 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.
     The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 17, 2010 and July 18, 2009 were as follows (amounts in thousands):

	July 17,	July 18,
	2010	2009
Cash received from option exercises	$4,495	$1,824
Cash tax windfall, net	$570	$918
Intrinsic value of stock options exercised	$2,796	$2,709
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
     In connection with the vesting of 209,950 shares of restricted stock granted in February 2008, during the twenty-eight weeks ended July 17, 2010, an additional 41,990 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount.

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
     The following restricted stock awards have been granted under the EPIP since fiscal 2007 (amounts in thousands, except price data):

Grant date	2/9/2010	2/9/2009	2/4/2008
Shares granted	179	204	210
Vesting date	2/9/2012	2/9/2011	2/4/2010
Fair value per share	$26.38	$24.96	$27.03
Expense during the twelve weeks ended July 17, 2010	$541	$582	$—
Expense during the twelve weeks ended July 18, 2009	$—	$588	$655
Expense during the twenty-eight weeks ended July 17, 2010	$1,085	$1,366	$218
Expense during the twenty-eight weeks ended July 18, 2009	$—	$1,176	$1,528
     A summary of the status of the company’s nonvested shares as of July 17, 2010, and changes during the twenty-eight weeks ended July 17, 2010, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 2, 2010	414	$26.01
Granted	179	$26.38
Vested	(210)	$27.03
Forfeited	(2)	$25.73

Nonvested at July 17, 2010	381	$25.62

     As of July 17, 2010, there was $5.0 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of shares vested during the twenty-eight weeks ended July 17, 2010 was $5.1 million.
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
     The fair value of the rights at July 17, 2010 ranged from $8.47 to $22.02. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 17, 2010: dividend yield 3.0%; expected volatility 30.0%; risk-free interest rate 1.71% and expected life of 0.55 years to 2.95 years. During the twelve weeks ended July 17, 2010 and July 18, 2009 the company recorded income of $0.3 million and $0.2 million, respectively, related to these rights. During the twenty-eight weeks ended July 17, 2010 and July 18, 2009 the company recorded (expense) income of $(0.1) million and $0.2 million, respectively, related to these rights.

     The rights activity for the twenty-eight weeks ended July 17, 2010 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Current
		Grant Date	Contractual	Intrinsic
	Rights	Fair Value	Term	Value
Outstanding at January 2, 2010	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at July 17, 2010	231	$11.14	3.38	$3,070

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2010 an aggregate of 17,960 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the first and second quarter of fiscal 2010 a total of 5,540 shares were exercised for non-employee retainer conversions granted in 2008.
     Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2010, non-employee directors were granted an aggregate of 44,220 shares of deferred stock. There was an additional grant of 1,860 shares during the first quarter of fiscal 2010 based on a pro-rated share amount for a new director whose term began on January 1, 2010. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the first and second quarter of fiscal 2010 a total of 28,380 shares were exercised for deferred shares issued under the fiscal 2009 grant.
     The deferred stock activity for the twenty-eight weeks ended July 17, 2010 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at January 2, 2010	130	$21.90
Deferred stock issued	64	$23.11
Deferred stock exercised	(34)	$20.57

Outstanding at July 17, 2010	160	$22.66	0.78	$317

     The following table summarizes the company’s stock based compensation expense (income) for the twelve and twenty-eight week periods ended July 17, 2010 and July 18, 2009, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
Stock options	$1,544	$1,205	$3,954	$2,661
Restricted stock	1,123	1,243	2,669	2,874
Stock appreciation rights	(259)	(245)	108	(234)
Deferred stock	321	311	751	740

Total stock based compensation	$2,729	$2,514	$7,482	$6,041

12. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 17, 2010 as compared to accounts at January 2, 2010 (amounts in thousands):

	AS OF
	JULY 17,	JANUARY 2,
	2010	2010
Noncurrent benefit asset	$—	$—
Current benefit liability	$841	$841
Noncurrent benefit liability	$67,186	$68,140
Accumulated other comprehensive loss	$52,097	$52,808
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 24, 2010, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of union employees. During the twenty-eight weeks ended July 17, 2010 the company contributed $0.3 million to company pension plans.
     The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
Service cost	$89	$72	$209	$168
Interest cost	4,308	4,309	10,051	10,053
Expected return on plan assets	(4,769)	(4,370)	(11,127)	(10,196)
Amortization of net loss	503	629	1,173	1,468

Total net periodic benefit cost	$131	$640	$306	$1,493

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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
Service cost	$143	$198	$340	$463
Interest cost	200	257	471	599
Amortization of prior service (credit) cost	(62)	77	(94)	179
Amortization of net (gain) loss	(19)	8	(31)	19

Total net periodic benefit cost	$262	$540	$686	$1,260

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended July 17, 2010 and July 18, 2009, the total cost and contributions were $3.9 million and $3.5 million, respectively. During the twenty-eight weeks ended July 17, 2010 and July 18, 2009, the total cost and contributions were $9.4 million and $8.7 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
13. INCOME TAXES
     The company’s effective tax rate for the twelve and twenty-eight weeks ended July 17, 2010 was 35.3% and 35.5% respectively. This rate is lower than the fiscal 2009 annual effective tax rate of 35.6% which included the benefit of favorable discrete items and the non-taxable earnings of the previously consolidated variable interest entity. The company’s current effective rate is favorably impacted by the increase in the Section 199 production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.
     During the twelve and twenty-eight weeks ended July 17, 2010, the company’s activity with respect to its uncertain tax positions and the related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 17, 2010	JULY 18, 2009	JULY 17, 2010	JULY 18, 2009
SALES:
DSD	$495,540	$514,293	$1,149,318	$1,187,286
Warehouse delivery	143,590	132,807	328,535	307,438
Eliminations: Sales from warehouse delivery to DSD	(25,793)	(25,834)	(61,886)	(61,733)
Sales from DSD to warehouse delivery	(5,621)	(6,818)	(13,225)	(11,536)

	$607,716	$614,448	$1,402,742	$1,421,455

DEPRECIATION AND AMORTIZATION:
DSD	$15,463	$14,952	$35,565	$34,489
Warehouse delivery	4,533	3,661	10,069	8,307
Unallocated	25	43	24	137

	$20,021	$18,656	$45,658	$42,933

INCOME FROM OPERATIONS:
DSD	$47,787	$45,693	$108,470	$102,623
Warehouse delivery	11,841	12,108	25,374	26,332
Unallocated	(8,392)	(8,937)	(20,568)	(20,845)

	$51,236	$48,864	$113,276	$108,110

NET INTEREST INCOME	$956	$180	$2,087	$639

INCOME BEFORE INCOME TAXES	$52,192	$49,044	$115,363	$108,749

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended July 17, 2010			For the twelve weeks ended July 18, 2009
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$289,901	$24,675	$314,576	$291,449	$31,219	$322,668
Store Branded Retail	81,335	25,435	106,770	89,536	13,062	102,598
Non-retail and Other	118,683	67,687	186,370	126,490	62,692	189,182

Total	$489,919	$117,797	$607,716	$507,475	$106,973	$614,448

	For the twenty-eight weeks ended July 17, 2010			For the twenty-eight weeks ended July 18, 2009
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$669,852	$65,653	$735,505	$666,349	$71,404	$737,753
Store Branded Retail	181,003	47,192	228,195	199,597	32,011	231,608
Non-retail and Other	285,238	153,804	439,042	309,804	142,290	452,094

Total	$1,136,093	$266,649	$1,402,742	$1,175,750	$245,705	$1,421,455

15. SUBSEQUENT EVENTS
     The company has evaluated subsequent events since July 17, 2010, the date of these financial statements. There were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 17, 2010 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. During the second quarter and first half of 2010, our sales were negatively impacted by the competitive landscape and higher promotional activity within the baking industry. Sales for the quarter ended July 17, 2010 decreased 1.1% from the quarter ended July 18, 2009. This decrease was primarily due to negative pricing and mix shifts of 3.5% and the effect of the variable interest entity (“VIE”) deconsolidation, which negatively impacted sales by 0.5%. Acquisitions contributed 1.0% and volume increased 1.9%, partially offsetting these decreases. For the twenty-eight weeks ended July 17, 2010 sales decreased 1.3% from the same period of fiscal 2009. The decrease was primarily due to negative pricing and mix shifts of 2.9% and the effect of the VIE deconsolidation which negatively impacted sales 0.3%. These decreases were partially offset by acquisition sales and volume increases of 1.5% and 0.4%, respectively.
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
     For the twelve weeks ended July 17, 2010, diluted net income per share was $0.37 as compared to $0.33 per share for the twelve weeks ended July 18, 2009, a 12.1% increase. For the twelve weeks ended July 17, 2010, net income attributable to Flowers Foods, Inc. was $33.8 million, an 11.3% increase over $30.3 million reported for the twelve weeks ended July 18, 2009.
     For the twenty-eight weeks ended July 17, 2010, diluted net income per share was $0.81 as compared to $0.73 per share for the twenty-eight weeks ended July 18, 2009, a 11.0% increase. For the twenty-eight weeks ended July 17, 2010, net income attributable to Flowers Foods, Inc. was $74.4 million, a 9.9% increase over $67.7 million reported for the twenty-eight weeks ended July 18, 2009.
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

     Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with VIE. The new accounting principles resulted in a change in our accounting policy effective January 3, 2010. The new qualitative approach, generally, replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 8, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional disclosure.
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 17, 2010 and July 18, 2009, are set forth below (dollars in thousands):

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2010	July 18, 2009	July 17, 2010	July 18, 2009	Dollars	%
Sales
DSD	$489,919	$507,475	80.6	82.6	$(17,556)	(3.5)
Warehouse delivery	117,797	106,973	19.4	17.4	10,824	10.1

Total	$607,716	$614,448	100.0	100.0	$(6,732)	(1.1)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$234,612	$256,022	47.9	50.5	$(21,410)	(8.4)
Warehouse delivery(1)	83,941	77,317	71.3	72.3	6,624	8.6

Total	$318,553	$333,339	52.4	54.3	$(14,786)	(4.4)

Selling, distribution and administrative expenses
DSD(1)	$192,057	$190,808	39.2	37.6	$1,249	0.7
Warehouse delivery(1)	17,482	16,900	14.8	15.8	582	3.4
Corporate(2)	8,367	8,894	—	—	(527)	(5.9)

Total	$217,906	$216,602	35.9	35.3	$1,304	0.6

Depreciation and amortization
DSD(1)	$15,463	$14,952	3.2	2.9	$511	3.4
Warehouse delivery(1)	4,533	3,661	3.8	3.4	872	23.8
Corporate(2)	25	43	—	—	(18)	(41.9)

Total	$20,021	$18,656	3.3	3.0	$1,365	7.3

Gain on acquisition
DSD(2)	$—	$—	—	—	$—	—
Warehouse delivery (1)	—	3,013	—	2.8	3,013	—
Corporate (2)	—	—	—	—	—	—

Total	$—	$3,013	—	0.5	$3,013	—

Income from operations
DSD(1)	$47,787	$45,693	9.8	9.0	$2,094	4.6
Warehouse delivery(1)	11,841	12,108	10.1	11.3	(267)	(2.2)
Corporate(2)	(8,392)	(8,937)	—	—	545	6.1

Total	$51,236	$48,864	8.4	8.0	$2,372	4.9

Interest income, net	$956	$180	0.2	0.0	$776	431.1
Income taxes	$18,436	$17,947	3.0	2.9	$489	2.7
Net income	$33,756	$31,097	5.6	5.1	$2,659	8.6
Net income attributable to noncontrolling interest	$—	$(756)	—	(0.1)	$756	—

Net income attributable to Flowers Foods, Inc.	$33,756	$30,341	5.6	4.9	$3,415	11.3

1.	As a percentage of revenue within the reporting segment.

2.	The corporate segment has no revenues.

     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 17, 2010 and July 18, 2009, are set forth below (dollars in thousands):

	For the twenty-eight weeks ended
			Percentage of Sales		Increase (Decrease)
	July 17, 2010	July 18, 2009	July 17, 2010	July 18, 2009	Dollars	%
Sales
DSD	$1,136,093	$1,175,750	81.0	82.7	$(39,657)	(3.4)
Warehouse delivery	266,649	245,705	19.0	17.3	20,944	8.5

Total	$1,402,742	$1,421,455	100.0	100.0	$(18,713)	(1.3)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$543,442	$588,649	47.8	50.1	$(45,207)	(7.7)
Warehouse delivery(1)	189,909	174,152	71.2	70.9	15,757	9.0

Total	$733,351	$762,801	52.3	53.7	$(29,450)	(3.9)

Selling, distribution and administrative expenses
DSD(1)	$448,616	$449,989	39.5	38.3	$(1,373)	(0.3)
Warehouse delivery(1)	41,297	39,927	15.5	16.2	1,370	3.4
Corporate(2)	20,544	20,708	—	—	(164)	(0.8)

Total	$510,457	$510,624	36.4	35.9	$(167)	(0.0)

Depreciation and amortization
DSD(1)	$35,565	$34,489	3.1	2.9	$1,076	3.1
Warehouse delivery(1)	10,069	8,307	3.8	3.4	1,762	21.2
Corporate(2)	24	137	—	—	(113)	(82.5)

Total	$45,658	$42,933	3.3	3.0	$2,725	6.3

Gain on acquisition
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery (1)	—	3,013	—	1.2	3,013	—
Corporate (2)	—	—	—	—	—	—

Total	$—	$3,013	—	0.2	$3,013	—

Income from operations
DSD(1)	$108,470	$102,623	9.5	8.7	$5,847	5.7
Warehouse delivery(1)	25,374	26,332	9.5	10.7	(958)	(3.6)
Corporate(2)	(20,568)	(20,845)	—	—	277	1.3

Total	$113,276	$108,110	8.1	7.6	$5,166	4.8

Interest income, net	$2,087	$639	0.1	0.0	$1,448	226.6
Income taxes	$40,920	$39,819	2.9	2.8	$1,101	2.8
Net income	$74,443	$68,930	5.3	4.8	$5,513	8.0
Net income attributable to noncontrolling interest	$—	$(1,208)	—	(0.1)	$1,208	—

Net income attributable to Flowers Foods, Inc.	$74,443	$67,722	5.3	4.8	$6,721	9.9

1.	As a percentage of revenue within the reporting segment.

2.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED JULY 17, 2010 COMPARED TO TWELVE WEEKS ENDED JULY 18, 2009
     Consolidated Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 17, 2010		July 18, 2009		% Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$314,576	51.8%	$322,668	52.5%	(2.5)%
Store Branded Retail	106,770	17.6	102,598	16.7	4.1%
Non-retail and Other	186,370	30.6	189,182	30.8	(1.5)%

Total	$607,716	100.0%	$614,448	100.0%	(1.1)%

     The 1.1% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(3.5)%
Volume	1.9%
VIE deconsolidation	(0.5)%
Acquisitions	1.0%

Total Percentage Change in Sales	(1.1)%

Sales category discussion
     The decrease in branded retail sales was due primarily to overall pricing/mix declines and volume declines in branded white bread and multi-pak cake. The pricing/mix declines are being driven by competitive pricing and continued high promotional activity. These were partially offset by increased volume in branded soft variety as consumer preferences have switched from white bread and also volume increases from newly introduced sandwich rounds. The increase in store branded retail sales was due to increased volume in the store brand cake category, partially offset by decreases in store brand white bread and store brand soft variety. The decrease in non-retail and other sales was due primarily to the deconsolidation of the VIE and declines in foodservice volume, partially offset by contributions from the 2009 acquisitions.
     Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 17, 2010		July 18, 2009
Sales Category	$	%	$	%	% (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$289,901	59.2%	$291,449	57.4%	(0.5)%
Store Branded Retail	81,335	16.6	89,536	17.6	(9.2)%
Non-retail and Other	118,683	24.2	126,490	25.0	(6.2)%

Total	$489,919	100.0%	$507,475	100.0%	(3.5)%

     The 3.5% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(3.9)%
Volume	1.0%
VIE deconsolidation	(0.6)%

Total Percentage Change in Sales	(3.5)%

Sales category discussion
     The decrease in branded retail sales was due primarily to pricing/mix and volume declines in branded white bread and branded specialty loaf, partially offset by volume increases in branded soft variety and sandwich rounds. The decrease in store branded retail sales was due to store brand white bread and store brand soft variety lower sales as a result of both pricing/mix and volume declines. The decrease in non-retail and other sales was due to the deconsolidation of the VIE, pricing/mix declines, and to a lesser extent, volume declines.

     Warehouse Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	July 17, 2010		July 18, 2009		% Increase
Sales Category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$24,675	20.9%	$31,219	29.2%	(21.0)%
Store Branded Retail	25,435	21.6	13,062	12.2	94.7%
Non-retail and Other	67,687	57.5	62,692	58.6	8.0%

Total	$117,797	100.0%	$106,973	100.0%	10.1%

     The 10.1% increase in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(0.1)%
Volume	4.3%
Acquisition	5.9%

Total Percentage Change in Sales	10.1%

Sales category discussion
     The decrease in branded retail sales was primarily the result of lower branded multi-pak cake volume as a result of new store brand cake programs introduced by several of the company’s customers, which resulted in the increase in store branded retail sales.The increase in non-retail and other sales, which include contract production and vending, was primarily due to the acquisitions. The acquisitions will be cycled by the end of the third quarter of fiscal 2010.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to significant decreases in ingredient costs, partially offset by lower sales and higher packaging and workforce-related costs as a percent of sales. In addition, the acquisitions have higher costs as a percent of sales.
     The DSD segment decrease as a percent of sales was primarily the result of decreases in ingredient costs. These were partially offset by sales declines and higher workforce-related costs as a percent of sales.
     The warehouse delivery segment decrease as a percent of sales was primarily the result of lower ingredient costs, partially offset by higher workforce-related costs as a percent of sales.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to lower sales and higher workforce-related and advertising costs as a percent of sales. These were partially offset by lower distributor discounts and lower costs for the acquisitions as a percent of sales.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to lower sales and higher workforce-related, advertising, and rent expenses as a percent of sales.
     The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to lower workforce-related and advertising costs as a percent of sales.
     Gain on Acquisition. On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million, which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statement of income for the twelve weeks ended July 18, 2009. The gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the warehouse delivery segment.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to increased depreciation expense related to assets placed in service subsequent to the second quarter of fiscal 2009 and acquisitions.
     The DSD segment’s depreciation and amortization expense increase was due to assets placed in service subsequent to the second quarter of fiscal 2009. The warehouse delivery segment’s depreciation and amortization expense increase was due to the acquisitions.

     Income from Operations. The increase in the DSD segment income from operations was attributable to significantly lower ingredient costs. The decrease in the warehouse delivery segment income from operations was primarily a result of the gain on acquisition recorded in 2009 discussed above, partially offset by margin improvement. The decrease in unallocated corporate expenses was primarily due to lower pension and postretirement plan costs.
     Net Interest Income. The increase was related to lower interest expense due to lower debt outstanding under the credit facility and the term loan used for acquisitions during fiscal 2008. The credit facility and term loan had outstanding borrowings of $98.0 million and $138.8 million, respectively, at July 18, 2009 and $25.0 million and $123.8 million, respectively at July 17, 2010.
     Income Taxes. The effective tax rate for the second quarter of fiscal 2010 was 35.3% compared to 36.6% in the second quarter of the prior year. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualified as a VIE for reporting periods prior to January 3, 2010 under previous accounting guidance and all the earnings of the VIE were eliminated through noncontrolling interest because the company did not have an equity ownership interest in the VIE. In 2009, the FASB amended the consolidation principles associated with VIE accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE beginning on January 3, 2010 at adoption. Please see Note 8, Variable Interest Entity, of this Form 10-Q for additional disclosure.
TWENTY-EIGHT WEEKS ENDED JULY 17, 2010 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 18, 2009
     Consolidated Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2010		July 18, 2009
Sales category	$	%	$	%	% (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$735,505	52.4%	$737,753	51.9%	(0.3)%
Store Branded Retail	228,195	16.3	231,608	16.3	(1.5)%
Non-retail and Other	439,042	31.3	452,094	31.8	(2.9)%

Total	$1,402,742	100.0%	$1,421,455	100.0%	(1.3)%

     The 1.3% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.9)%
Volume	0.4%
VIE deconsolidation	(0.3)%
Acquisitions	1.5%

Total Percentage Change in Sales	(1.3)%

Sales category discussion
     The decrease in branded retail sales was due primarily to decreases in branded white bread and multi-pak cake which were partially offset by increases in branded soft variety and newly introduced sandwich rounds. Consumer preferences drove the shift to soft variety from white bread. The decrease in store branded retail sales was primarily due to lower store branded sales for white bread and soft variety which were partially offset by increases in store branded cake. The decrease in non-retail and other sales was due primarily to foodservice declines and the impact of the VIE deconsolidation, partially offset by the acquisitions.

     Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2010		July 18, 2009		% Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$669,852	59.0%	$666,349	56.7%	0.5%
Store Branded Retail	181,003	15.9	199,597	17.0	(9.3)%
Non-retail and Other	285,238	25.1	309,804	26.3	(7.9)%

Total	$1,136,093	100.0%	$1,175,750	100.0%	(3.4)%

     The 3.4% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(3.0)%
Volume	0.0%
VIE deconsolidation	(0.4)%

Total Percentage Change in Sales	(3.4)%

Sales category discussion
     The increase in branded retail sales was due primarily to volume increases in branded soft variety and sandwich rounds partially offset by negative pricing/mix and volume decreases in branded white bread. The volume decrease in white bread was due to a consumer shift to soft variety from white bread. The decrease in store branded retail sales was primarily due to decreases in store branded white and soft variety bread. The decrease in non-retail and other sales was primarily due to the VIE deconsolidation and declines in foodservice channel sales.
     Warehouse Delivery Sales.

	For the Twenty-Eight Weeks Ended		For the Twenty-Eight Weeks Ended
	July 17, 2010		July 18, 2009		% Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$65,653	24.6%	$71,404	29.1%	(8.1)%
Store Branded Retail	47,192	17.7	32,011	13.0	47.4%
Non-retail and Other	153,804	57.7	142,290	57.9	8.1%

Total	$266,649	100.0%	$245,705	100.0%	8.5%

     The 8.5% increase in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(1.8)%
Volume	1.9%
Acquisition	8.4%

Total Percentage Change in Sales	8.5%

Sales category discussion
     The decrease in branded retail sales was primarily the result of lower multi-pak cake volume as a result of new store brand cake programs introduced by several of the company’s customers, which resulted in the increase in store branded retail sales. The increase in non-retail and other sales, which include contract production and vending, was due primarily to the acquisitions. The acquisitions will be cycled by the end of the third quarter of fiscal 2010.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to significant decreases in ingredient costs and improved manufacturing efficiencies. These were partially offset by sales declines and higher workforce-related costs as a percent of sales and higher costs as a percent of sales for the acquired companies.
     The DSD segment decrease as a percent of sales was primarily a result of significant decreases in ingredient costs. These were partially offset by sales declines and higher workforce-related costs as a percent of sales.
     The warehouse delivery segment increase as a percent of sales was primarily as a result of higher ingredient and workforce-related costs as a percent of sales, partially offset by improved manufacturing efficiencies. The higher ingredient costs are due to the acquisitions.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to lower sales and higher workforce- related and advertising costs as a percent of sales, partially offset by lower costs for the acquired companies.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to lower sales and higher workforce-related, advertising and rent expenses as a percent of sales.
     The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to lower distribution costs as a percent of sales.
     Gain on Acquisition. On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa. Based on the purchase price allocation, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. As a result, we recognized a gain of $3.0 million, which is included in the line item “Gain on acquisition” to derive income from operations in the condensed consolidated statement of income for the twenty-eight weeks ended July 18, 2009. The gain on acquisition resulted due to the seller’s strategic intent to exit a non-core business operation. This acquisition is recorded in the warehouse delivery segment.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to the acquisitions and, to a lesser extent, assets placed into service after the second quarter of fiscal 2009.
     The DSD segment’s depreciation and amortization expense increased primarily due to assets placed into service subsequent to the second quarter of fiscal 2009. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of acquisitions.
     Income from Operations. The increase in the DSD segment income from operations was attributable to significantly lower ingredient costs, partially offset by sales declines. The decrease in the warehouse delivery segment income from operations was primarily a result of the gain on acquisition recorded in 2009 discussed above. The decrease in unallocated corporate expenses was primarily due to lower pension and postretirement plan costs.
     Net Interest Income. The increase was related to lower interest expense due to lower debt outstanding under the credit facility and term loan used for the acquisitions during fiscal 2008.
     Income Taxes. The effective tax rate for the twenty-eight weeks ended July 17, 2010 was 35.5% compared to 36.6% for the twenty-eight weeks ended July 18, 2009. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.
     Net Income Attributable to Noncontrolling Interest. The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualified as a VIE for reporting periods prior to January 3, 2010 under previous accounting guidance and all the earnings of the VIE were eliminated through noncontrolling interest because the company did not have an equity ownership interest in the VIE. In 2009, the FASB amended the consolidation principles associated with VIE accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE beginning on January 3, 2010 at adoption. Please see Note 8, Variable Interest Entity, of this Form 10-Q for additional disclosure.

LIQUIDITY AND CAPITAL RESOURCES:
     Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow also includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate.
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $6.5 million at July 17, 2010 from $18.9 million at January 2, 2010. The decrease resulted from $155.3 million provided by operating activities, offset by $61.3 million and $106.4 million disbursed for investing activities and financing activities, respectively. Included in cash and cash equivalents at January 2, 2010 was $8.8 million related to the company’s VIE which was not available for use by the company. The company deconsolidated the VIE on January 3, 2010 as discussed in Note 8, Variable Interest Entity, of this Form 10-Q.
     Cash Flows Provided by Operating Activities. Net cash of $155.3 million provided by operating activities during the twenty-eight weeks ended July 17, 2010 consisted primarily of $74.4 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$45,658
Non cash effect of derivative activity	19,293
Stock-based compensation	7,482
Deferred income taxes	(1,523)
Provision for inventory obsolescence	589
Allowances for accounts receivable	832
Pension and postretirement plans expense	992
Other	(315)

Total	$73,008

     Cash provided by working capital and other activities was $7.9 million. As of July 17, 2010, the company had $10.8 million recorded in other current liabilities representing collateral for hedged positions. As of January 2, 2010, the company had $7.0 million recorded in other current assets representing collateral for hedged positions.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 17, 2010 of $61.3 million consisted primarily of capital expenditures of $54.9 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $37.0 million and $15.3 million, respectively. The company estimates capital expenditures of approximately $95.0 million to $100.0 million during fiscal 2010. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $106.4 million during the twenty-eight weeks ended July 17, 2010 consisted primarily of dividends paid of $34.3 million, stock repurchases of $2.1 million, and net debt repayments of $74.6 million, partially offset by proceeds of $4.5 million from the exercise of stock options and the related share-based payments income tax benefit of $0.7 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of July 17, 2010 and January 2,

2010, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $25.0 million and $89.0 million in outstanding borrowings under the credit facility at July 17, 2010 and January 2, 2010, respectively.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 17, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan. As of July 17, 2010 and January 2, 2010, the amounts outstanding under the term loan were $123.8 million and $131.3 million, respectively.
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
Uses of Cash
     On February 16, 2010, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that was paid on March 16, 2010 to shareholders of record on March 2, 2010. This dividend payment was $16.0 million. On June 4, 2010, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock that was paid on July 2, 2010 to shareholders of record on June 18, 2010. This dividend payment was $18.3 million.
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2010, 87,271 shares, at a cost of $2.1 million of the company’s common stock were purchased under the plan. No repurchases were made by the company during the second quarter of fiscal 2010. From the inception of the plan through July 17, 2010, 22.7 million shares, at a cost of $367.1 million, have been purchased.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 17, 2010, the company’s hedge portfolio contained commodity derivatives with a net fair value of $12.0 million. Of this net fair value, $14.5 million is based on quoted market prices and $(2.5) million is based on models and other valuation methods. Approximately $7.4 million, $4.7 million and $(0.1) million of this net fair value relates to instruments that will be utilized in fiscal 2010, 2011 and 2012, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 17, 2010, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the net fair value of the derivative portfolio by $10.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in the net fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     The company has interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. On October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of July 17, 2010, the net fair value of these interest rate swaps was $(7.9) million. All of this net fair value is based on valuation models and $(1.9) million, $(3.5) million, $(2.1) million and $(0.4) million of this net fair value is related to instruments expiring in 2010 through 2013, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of July 17, 2010, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the net fair value of the interest rate swap by $0.3 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 17, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 2, 2010 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first and second quarters of fiscal 2010.
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

Date: August 24, 2010

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

Exhibit
No		Name of Exhibit
10.9	—
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

10.14	—
Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.15	—
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

10.18	—
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
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 17, 2010.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit
No		Name of Exhibit
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.INS	—	XBRL Instance Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*	Filed herewith