Form 10-Q
period 2010-10-09
FLOWERS FOODS INC
filed 2010-11-18
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 9, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 12, 2010
Common Stock, $.01 par value with Preferred Share Purchase Rights	91,275,331

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER
PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of October 9, 2010 and January 2, 2010	4
Condensed Consolidated Statements of Income for the Twelve and Forty Weeks Ended October 9, 2010 and October 10, 2009	5
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Forty Weeks Ended October 9, 2010	6
Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended October 9, 2010 and October 10, 2009	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	36
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	OCTOBER 9, 2010	JANUARY 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,107	$18,948

Accounts and notes receivable, net of allowances of $1,636 and $469, respectively	177,143	178,708

Inventories, net:
Raw materials	20,468	20,952
Packaging materials	13,961	12,065
Finished goods	31,865	27,979

	66,294	60,996

Spare parts and supplies	36,542	35,437

Deferred taxes	1,107	20,714

Other	42,959	24,152

Total current assets	331,152	338,955

Property, Plant and Equipment, net of accumulated depreciation of $677,126 and $652,587, respectively	599,106	602,576

Notes Receivable	91,888	94,457

Assets Held for Sale — Distributor Routes	10,457	6,535

Other Assets	5,612	4,157

Goodwill	200,153	201,682

Other Intangible Assets, net	98,428	103,080

Total assets	$1,336,796	$1,351,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$26,817	$25,763
Accounts payable	107,280	92,692
Other accrued liabilities	115,670	103,317

Total current liabilities	249,767	221,772

Long-Term Debt and Capital Leases	116,545	225,905

Other Liabilities:
Post-retirement/post-employment obligations	66,515	68,140
Deferred taxes	61,319	63,748
Other	44,948	43,851

Total other liabilities	172,782	175,739

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 10,386,436 shares and 10,200,387 shares, respectively	(198,538)	(189,250)
Capital in excess of par value	536,514	531,326
Retained earnings	490,435	437,524
Accumulated other comprehensive loss	(31,726)	(64,672)

Total Flowers Foods, Inc. stockholders’ equity	797,702	715,945
Noncontrolling interest	—	12,081

Total stockholders’ equity	797,702	728,026

Total liabilities and stockholders’ equity	$1,336,796	$1,351,442

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Sales	$597,894	$602,570	$2,000,636	$2,024,025
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	316,141	322,245	1,049,492	1,085,046
Selling, distribution and administrative expenses	215,222	210,185	725,679	720,809
Depreciation and amortization	19,778	19,064	65,436	61,997
Gain on acquisition	—	—	—	3,013

Income from operations	46,753	51,076	160,029	159,186
Interest expense	(1,791)	(2,858)	(6,559)	(9,258)
Interest income	2,918	2,956	9,773	9,995

Income before income taxes	47,880	51,174	163,243	159,923
Income tax expense	16,714	18,150	57,634	57,969

Net income	31,166	33,024	105,609	101,954
Less: net income attributable to noncontrolling interest	—	(1,098)	—	(2,306)

Net income attributable to Flowers Foods, Inc.	$31,166	$31,926	$105,609	$99,648

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.35	$1.15	$1.08

Weighted average shares outstanding	91,629	91,995	91,576	92,330

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.34	$1.14	$1.07

Weighted average shares outstanding	92,276	92,597	92,241	92,827

Cash dividends paid per common share	$0.200	$0.175	$0.575	$0.50

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Amounts in thousands except share data)(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	Shares	Par	of Par	Retained	Comprehensive	Number of		Noncontrolling
	Income	Issued	Value	Value	Earnings	Loss	Shares	Cost	interest	Total
Balances at January 2, 2010		101,659,924	$1,017	$531,326	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 8)									(12,081)	(12,081)
Net income	$105,609				105,609					105,609
Derivative transactions, net	31,958					31,958				31,958
Amortization of prior service credit	(82)					(82)				(82)
Reduction in minimum pension liability	68					68				68
Amortization of actuarial loss	1,002					1,002				1,002

Comprehensive income	$138,555

Exercise of stock options				(1,202)			472,637	8,811		7,609
Deferred stock vesting				(631)			33,920	631		—
Issuance of restricted stock award				(4,102)			220,640	4,102		—
Amortization of share-based payment compensation				10,035						10,035
Tax benefits related to share based payment awards				1,018						1,018
Share-based payment forfeitures				70			(3,775)	(70)		—
Stock repurchases							(909,471)	(22,762)		(22,762)
Dividends paid — $0.575 per common share					(52,698)					(52,698)

Balances at October 9, 2010		101,659,924	$1,017	$536,514	$490,435	$(31,726)	(10,386,436)	$(198,538)	$—	$797,702

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$105,609	$101,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	10,343	9,207
Loss reclassified from accumulated other comprehensive income to net income	22,589	44,707
Depreciation and amortization	65,436	61,997
Gain on acquisition	—	(3,013)
Deferred income taxes	(2,637)	(3,675)
Provision for inventory obsolescence	967	652
Allowances for accounts receivable	1,093	2,614
Pension and postretirement plans expense	1,417	3,932
Other	(89)	224
Changes in assets and liabilities:
Accounts and notes receivable, net	121	(359)
Pension contributions	(772)	(450)
Inventories, net	(6,576)	(8,655)
Other assets	20,807	(5,755)
Accounts payable and other accrued liabilities	10,499	(37,149)

NET CASH PROVIDED BY OPERATING ACTIVITIES	228,807	166,231

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(74,239)	(47,276)
Proceeds from sale of property, plant and equipment	719	3,040
Issuance of notes receivable	(7,023)	(8,350)
Proceeds from notes receivable	9,618	9,282
Acquisitions, net of cash acquired	—	(8,842)
Deconsolidation of variable interest entity (See Note 8)	(8,804)	—
Other	—	(208)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(79,729)	(52,354)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(52,698)	(46,157)
Exercise of stock options	7,609	2,560
Income tax benefit related to stock awards	974	1,386
Stock repurchases	(22,762)	(27,625)
Change in book overdraft	1,236	(7,904)
Proceeds from debt borrowings	409,000	650,600
Debt and capital lease obligation payments	(504,278)	(689,937)
Other	—	(670)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(160,919)	(117,747)

Net decrease in cash and cash equivalents	(11,841)	(3,870)
Cash and cash equivalents at beginning of period	18,948	19,964

Cash and cash equivalents at end of period	$7,107	$16,094

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 9, 2010 and October 10, 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 2, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
     REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2010 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 24, 2010 (sixteen weeks), second quarter ended July 17, 2010 (twelve weeks), third quarter ended October 9, 2010 (twelve weeks) and fourth quarter ending January 1, 2011 (twelve weeks).
     SEGMENTS — The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest, as well as, selected markets in California and Nevada. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers nationwide as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution.
     SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 9, 2010 and October 10, 2009. No other customer accounted for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
	(Percent of Sales)		(Percent of Sales)
DSD	18.1%	17.8%	18.4%	18.1%
Warehouse delivery	4.2	3.0	3.5	2.9

Total	22.3%	20.8%	21.9%	21.0%

SIGNIFICANT ACCOUNTING POLICIES — The following discussion provides the significant changes to our significant accounting policies from those disclosed in our Form 10-K filed for the year ended January 2, 2010.
     Variable Interest Entities. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIE”). The new accounting guidance caused a change in our accounting policy effective January 3, 2010. Generally, the new qualitative approach replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of applying this qualitative analysis, effective January 3, 2010, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 8, Variable Interest Entity, for additional disclosure.
2. COMPREHENSIVE INCOME (LOSS)
     The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income attributable to Flowers Foods, Inc., determined as net income adjusted by other comprehensive income and net income attributable to noncontrolling interest, was $52.0 million and $138.6 million for the twelve and forty weeks ended October 9, 2010, respectively. Total comprehensive income attributable to Flowers Foods, Inc. was $26.2 million and $111.8 million for the twelve and forty weeks ended October 10, 2009, respectively.
     During the forty weeks ended October 9, 2010, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 2, 2010	$(64,672)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $(417)	(667)
Reclassified to earnings, net of income tax of $10,085	16,110
Effective portion of change in fair value of hedging instruments, net of income tax of $10,338	16,515
Amortization of actuarial loss, net of income tax of $628	1,002
Minimum pension liability, net of income tax of $42	68
Amortization of prior service credits, net of income tax of $(52)	(82)

Accumulated other comprehensive loss, October 9, 2010	$(31,726)

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
4. GOODWILL AND OTHER INTANGIBLES
     The changes in the carrying amount of goodwill for the forty weeks ended October 9, 2010, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 2, 2010	$194,581	$7,101	$201,682
Adjustment for deconsolidation of VIE (Note 8)	(1,529)	—	(1,529)

Balance as of October 9, 2010	$193,052	$7,101	$200,153

     As of October 9, 2010 and January 2, 2010, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 9, 2010			January 2, 2010
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$4,331	$30,937	$35,268	$3,144	$32,124
Customer relationships	75,434	12,766	62,668	75,434	9,738	65,696
Non-compete agreements	1,874	1,343	531	1,874	1,309	565
Distributor relationships	2,600	373	2,227	2,600	240	2,360
Supply agreement	1,050	485	565	1,050	215	835

Total	$116,226	$19,298	$96,928	$116,226	$14,646	$101,580

     There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.
     Net amortization expense for the twelve and forty weeks ended October 9, 2010 and October 10, 2009 were as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Amortizable intangible assets expense	$1,396	$1,404	$4,652	$4,509
Amortizable intangible liabilities (income)	(10)	(10)	(34)	(34)

Total, net	$1,386	$1,394	$4,618	$4,475

     Estimated net amortization of intangibles for the remainder of fiscal 2010 and the next four years is as follows (amounts in thousands):

Amortization of
Intangibles, net
Remainder of 2010	$1,385
2011	$5,948
2012	$5,677
2013	$5,488
2014	$5,389
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

     Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 9, 2010	$2,918
For the twelve weeks ended October 10, 2009	$2,956
For the forty weeks ended October 9, 2010	$9,773
For the forty weeks ended October 10, 2009	$9,996
     At October 9, 2010 and January 2, 2010, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 9, 2010	January 2, 2010
Distributor notes receivable	$104,471	$107,067
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	12,583	12,610

Long-term portion of distributor notes receivable	$91,888	$94,457

     At October 9, 2010 and January 2, 2010, the company evaluated the collectibility of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.
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
     As of October 9, 2010, the company’s hedge portfolio contained commodity derivatives with a net fair value of $24.5 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$23.0	$4.3	$—	$27.3
Other long-term	0.4	—	—	0.4

Total	23.4	4.3	—	27.7

Liabilities:
Other current	—	(2.6)	—	(2.6)
Other long-term	—	(0.6)	—	(0.6)

Total	—	(3.2)	—	(3.2)

Net Fair Value	$23.4	$1.1	$—	$24.5

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2012. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. The company held no commodity derivatives at October 9, 2010 or January 2, 2010 that did not qualify for hedge accounting.
     As of October 9, 2010, the balance in accumulated other comprehensive loss related to commodity derivative transactions was $(25.1) million. Of this total, approximately $(2.2) million, $(13.1) million and $0.2 million were related to instruments expiring in 2010, 2011 and 2012, respectively, and $(10.0) million was related to deferred losses on cash flow hedge positions.
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
     As of October 9, 2010, the fair value of the interest rate swaps was $(8.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	—	—	—	—

Total	—	—	—	—

Liabilities:
Other current	—	(4.1)	—	(4.1)
Other long-term	—	(4.0)	—	(4.0)

Total	—	(8.1)	—	(8.1)

Net Fair Value	$—	$(8.1)	$—	$(8.1)

     During the twelve weeks ended October 9, 2010 and October 10, 2009, interest expense of $1.0 million and $1.3 million, respectively, was recognized due to periodic settlements of the swaps. During the forty weeks ended October 9, 2010 and October 10, 2009, interest expense of $3.6 million and $4.0 million, respectively, was recognized due to periodic settlements of the swaps.
     As of October 9, 2010, the balance in accumulated other comprehensive loss related to interest rate derivative transactions was $4.9 million. Of this total, approximately $0.6 million, $2.3 million, $1.6 million, and $0.4 million were related to instruments expiring in fiscal 2010 through 2013, respectively.
     The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 9, 2010		January 2, 2010		October 9, 2010		January 2, 2010
Derivatives designated as	Balance		Balance		Balance		Balance
hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$4,085	Other current liabilities	$4,271
Interest rate contracts	—	—	—	—	Other long term liabilities	4,017	Other long term liabilities	2,459
Commodity contracts	Other current assets	27,274	Other current assets	2,501	Other current liabilities	2,627	Other current liabilities	6,143
Commodity contracts	Other long term assets	393	Other long term assets	—	Other long term liabilities	535	Other long term liabilities	78

Total		$27,667		$2,501		$11,264		$12,951

     The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the twelve weeks ended		Income	For the twelve weeks ended
Relationships	October 9, 2010	October 10, 2009	(Effective Portion)	October 9, 2010	October 10, 2009
Interest rate contracts	$852	$(1,061)	Interest expense	$(619)	$(817)
Commodity contracts	—	—	Selling, distribution and administrative	—	(325)
Commodity contracts	(18,672)	(13,113)	Production costs(1)	(2,027)	(6,878)

Total	$(17,820)	$(14,174)		$(2,646)	$(8,020)

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on		Location of Gain or (Loss)	from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)		Reclassified from AOCI into	(Effective Portion)
Cash Flow Hedge	For the forty weeks ended		Income	For the forty weeks ended
Relationships	October 9, 2010	October 10, 2009	(Effective Portion)	October 9, 2010	October 10, 2009
Interest rate contracts	$3,061	$(1,248)	Interest expense	$(2,218)	$(2,462)
Commodity contracts	—	—	Selling, distribution and administrative	—	(1,200)
Commodity contracts	(18,909)	(18,050)	Production costs(1)	(13,892)	(26,295)

Total	$(15,848)	$(19,298)		$(16,110)	$(29,957)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Amount of Gain or (Loss)
Recognized in Income on
Derivative (Ineffective Portion
	Location of Gain or (Loss) Recognized	and Amount Excluded from
	in Income on Derivative (Ineffective	Effectiveness Testing)(net of tax)
Derivatives in Cash	Portion and Amount Excluded from	For the forty weeks ended
Flow Hedge Relationships	Effectiveness Testing)	October 9, 2010	October 10, 2009
Interest rate contracts	Selling, distribution and administrative expenses	$—	$—
Commodity contracts	Selling, distribution and administrative expenses	—	(617)

Total		$—	$(617)

     As of October 9, 2010, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Notional amount
Derivative in Cash Flow Hedge Relationship	(millions)
Interest rate contracts	$120.0
Wheat contracts	139.2
Soybean oil contracts	14.8
Natural gas contracts	14.2

Total	$288.2

     The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $120.0 million represents the current settlement notional amount. Note 7, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at October 9, 2010.

7. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at October 9, 2010 and January 2, 2010 (amounts in thousands):

	OCTOBER 9, 2010	JANUARY 2, 2010
Unsecured credit facility	$9,500	$89,000
Unsecured term loan	120,000	131,250
Capital lease obligations	11,376	26,555
Other notes payable	2,486	4,863

	143,362	251,668
Less current maturities	26,817	25,763

Total long-term debt and capital leases	$116,545	$225,905

     On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 9, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan.
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
     The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 9, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.
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
     Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our condensed consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our condensed consolidated balance sheets. As of October 9, 2010 and January 2, 2010, the book overdraft balance was $12.3 million and $11.1 million, respectively.

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
     As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. The amount for property, plant and equipment and capital lease obligations was $11.9 million at January 3, 2010. As of October 9, 2010, there was $10.4 million in net property, plant and equipment and capital lease obligations associated with the right to use leases.
     Following is the effect of the VIE during the twelve and forty weeks ended October 10, 2009:

	TWELVE WEEKS ENDED		FORTY WEEKS ENDED
	OCTOBER 10, 2009		OCTOBER 10, 2009
		% OF		% OF
	VIE	TOTAL	VIE	TOTAL
	(Dollars in thousands)
Assets as of respective period ends	$33,715	2.5%	$33,715	2.5%
Sales	$3,851	0.6%	$8,466	0.4%
Income before income taxes	$1,098	2.1%	$2,306	1.4%
     The assets consisted primarily of $22.9 million of transportation equipment on October 10, 2009 recorded as capital lease obligations.
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
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. Unless our motion for reconsideration is granted and changes that ruling, we expect this case to proceed to trial in 2011.
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
10. EARNINGS PER SHARE
     The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 9, 2010 and October 10, 2009 (amounts in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Net income attributable to Flowers Foods, Inc.	$31,166	$31,926	$105,609	$99,648

Dividends on restricted shares not expected to vest*	—	—	—	—

Net income attributable to common and participating shareholders	$31,166	$31,926	$105,609	$99,648

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,426	91,581	91,348	91,917
Weighted average shares outstanding for participating securities	203	414	228	413

Basic weighted average shares outstanding per common share	91,629	91,995	91,576	92,330

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.35	$1.15	$1.08

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	91,629	91,995	91,576	92,330
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	647	602	665	497

Diluted weighted average shares outstanding per common share	92,276	92,597	92,241	92,827

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.34	$0.34	$1.14	$1.07

*	The company expects all restricted share awards outstanding at October 9, 2010 and October 10, 2009 to vest.
     Stock options to purchase 1,129,817 shares and 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the twelve weeks ended October 9, 2010 and October 10, 2009, respectively, because their effect would have been anti-dilutive. Stock options to purchase 2,119,163 shares and 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the forty weeks ended October 9, 2010 and October 10, 2009, respectively, because their effect would have been anti-dilutive.
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
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2010	2/9/2009	2/4/2008
Shares granted	1,136	993	850
Exercise price	25.01	23.84	24.75
Vesting date	2/9/2013	2/9/2012	2/4/2011
Fair value per share ($)	5.54	5.87	5.80
Dividend yield (%)(1)	3.00	2.20	1.90
Expected volatility (%)(2)	30.60	31.80	27.30
Risk-free interest rate (%)(3)	2.35	2.00	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at October 9, 2010	1,130	989	844

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2008, 2009, and 2010 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.
     The stock option activity for the forty weeks ended October 9, 2010 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 2, 2010	3,734	$20.34
Granted	1,136	$25.01
Exercised	(473)	$16.10
Forfeited	(13)	$24.58

Outstanding at October 9, 2010	4,384	$21.99	4.57	$15,169

Exercisable at October 9, 2010	1,420	$16.66	2.77	$12,488

     As of October 9, 2010, there was $6.7 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

     The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the forty weeks ended October 9, 2010 and October 10, 2009 were as follows (amounts in thousands):

	OCTOBER 9, 2010	OCTOBER 10, 2009
Cash received from option exercises	$7,609	$2,560
Cash tax windfall, net	$777	$910
Intrinsic value of stock options exercised	$4,311	$2,933
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
     In connection with the vesting of 209,950 shares of restricted stock granted in February 2008, during the forty weeks ended October 9, 2010, an additional 41,990 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount.
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
     A summary of the status of the company’s nonvested shares as of October 9, 2010, and changes during the forty weeks ended October 9, 2010, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 2, 2010	414	$26.01
Granted*	221	$21.36
Vested*	(252)	$22.53
Forfeited	(4)	$25.92

Nonvested at October 9, 2010	379	$25.62

*	Includes 41,990 additional shares for the 2008 grant that exceeded the S&P TSR by the maximum amount as discussed above.
     As of October 9, 2010, there was $4.0 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the forty weeks ended October 9, 2010 was $6.1 million which includes the incremental shares issued when the 2008 award exceeded the S&P TSR maximum amount discussed above.
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
     The fair value of the rights at October 9, 2010 ranged from $8.95 to $21.55. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 9, 2010: dividend yield 3.0%; expected volatility 30.0%; risk-free interest rate 1.14% and expected life of 0.45 years to 2.85 years. During the twelve weeks ended October 9, 2010 and October 10, 2009 the company recorded expense of $0.2 million and $0.4 million, respectively, related to these rights. During the forty weeks ended October 9, 2010 and October 10, 2009 the company recorded expense of $0.3 million and $0.2 million, respectively, related to these rights.
     The rights activity for the forty weeks ended October 9, 2010 is set forth below (amounts in thousands except price data):

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Current
		Grant Date	Contractual	Intrinsic
	Rights	Fair Value	Term	Value
Outstanding at January 2, 2010	231	$11.14
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at October 9, 2010	231	$11.14	3.15	$3,326

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
     The deferred stock activity for the forty weeks ended October 9, 2010 is set forth below (amounts in thousands, except price data):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Grant Price	Contractual Term (Years)	Intrinsic Value
Outstanding at January 2, 2010	130	$21.90
Deferred stock issued	64	$23.11
Deferred stock exercised	(34)	$20.57

Outstanding at October 9, 2010	160	$22.66	0.36	$4,072

     The following table summarizes the company’s stock based compensation expense (income) for the twelve and forty week periods ended October 9, 2010 and October 10, 2009, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Stock options	$1,447	$1,205	$5,401	$3,866
Performance-contingent restricted stock	955	1,243	3,624	4,117
Stock appreciation rights	200	407	308	173
Deferred stock	258	311	1,010	1,051

Total stock based compensation	$2,860	$3,166	$10,343	$9,207

12. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 9, 2010 as compared to accounts at January 2, 2010 (amounts in thousands):

	AS OF
	OCTOBER 9,	JANUARY 2,
	2010	2010
Noncurrent benefit asset	$—	$—
Current benefit liability	$841	$841
Noncurrent benefit liability	$66,515	$68,140
Accumulated other comprehensive loss	$51,821	$52,808
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 9, 2010, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying investments (e.g. absolute return strategy funds and hedged equity funds) and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of union employees. During the forty weeks ended October 9, 2010 the company contributed $0.8 million to company pension plans.
     The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Service cost	$89	$72	$298	$240
Interest cost	4,308	4,309	14,359	14,359
Expected return on plan assets	(4,769)	(4,370)	(15,895)	(14,565)
Amortization of net loss	503	629	1,675	2,098

Total net periodic benefit cost	$131	$640	$437	$2,132

     The company also has several smaller defined benefit plans associated with recent acquisitions that will be merged into the Flowers Foods defined benefit plans after receipt of final determination letters. The benefits under these plans were frozen with no future benefit accruals.
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
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
Service cost	$146	$198	$486	$662
Interest cost	202	257	673	856
Amortization of prior service (credit) cost	(40)	77	(134)	256
Amortization of net (gain) loss	(14)	8	(45)	26

Total net periodic benefit cost	$294	$540	$980	$1,800

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended October 9, 2010 and October 10, 2009, the total cost and contributions were $4.0 million and $3.3 million, respectively. During the forty weeks ended October 9, 2010 and October 10, 2009, the total cost and contributions were $13.4 million and $12.0 million, respectively.
     The company also has several smaller 401(k) Plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.
13. INCOME TAXES
     The company’s effective tax rate for the twelve and forty weeks ended October 9, 2010 was 34.9% and 35.3% respectively. This rate is lower than the fiscal 2009 annual effective tax rate of 35.6% which included the benefit of favorable discrete items and the non-taxable earnings of the previously consolidated variable interest entity. The company’s current effective rate is favorably impacted by the increase in the Section 199 production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.

     During the twelve and forty weeks ended October 9, 2010, the company’s activity with respect to its uncertain tax positions and the related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.
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

	FOR THE TWELVE WEEKS ENDED		FOR THE FORTY WEEKS ENDED
	OCTOBER 9, 2010	OCTOBER 10, 2009	OCTOBER 9, 2010	OCTOBER 10, 2009
SALES:
DSD	$482,639	$495,224	$1,631,956	$1,682,510
Warehouse delivery	146,633	139,220	475,168	446,663
Eliminations: Sales from warehouse delivery to DSD	(25,016)	(24,994)	(86,902)	(86,732)
Sales from DSD to warehouse delivery	(6,362)	(6,880)	(19,586)	(18,416)

	$597,894	$602,570	$2,000,636	$2,024,025

DEPRECIATION AND AMORTIZATION:
DSD	$15,314	$15,189	$50,879	$49,678
Warehouse delivery	4,421	3,738	14,490	12,045
Unallocated	43	137	67	274

	$19,778	$19,064	$65,436	$61,997

INCOME FROM OPERATIONS:
DSD	$42,245	$46,789	$150,715	$149,412
Warehouse delivery	12,216	12,858	37,590	39,190
Unallocated	(7,708)	(8,571)	(28,276)	(29,416)

	$46,753	$51,076	$160,029	$159,186

NET INTEREST INCOME	$1,127	$98	$3,214	$737

INCOME BEFORE INCOME TAXES	$47,880	$51,174	$163,243	$159,923

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended October 9, 2010			For the twelve weeks ended October 10, 2009
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$282,539	$23,636	$306,175	$280,034	$33,818	$313,852
Store Branded Retail	75,853	30,467	106,320	80,033	13,071	93,104
Non-retail and Other	117,885	67,514	185,399	128,277	67,337	195,614

Total	$476,277	$121,617	$597,894	$488,344	$114,226	$602,570

	For the forty weeks ended October 9, 2010			For the forty weeks ended October 10, 2009
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$952,409	$89,289	$1,041,698	$946,415	$105,221	$1,051,636
Store Branded Retail	256,871	77,659	334,530	279,633	45,083	324,716
Non-retail and Other	403,090	221,318	624,408	438,046	209,627	647,673

Total	$1,612,370	$388,266	$2,000,636	$1,664,094	$359,931	$2,024,025

15. SUBSEQUENT EVENTS
     The company has evaluated subsequent events since October 9, 2010, the date of these financial statements. There were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 9, 2010 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
     Sales are principally affected by pricing, quality, branded recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store branded products to absorb overhead costs and maximize use of production capacity. Throughout 2010, our sales have been negatively impacted by the competitive landscape and higher promotional activity within the baking industry. Sales for the quarter ended October 9, 2010 decreased 0.8% from the quarter ended October 10, 2009. This decrease was primarily due to negative pricing and mix shifts of 2.4% and the effect of the variable interest entity (“VIE”) deconsolidation, which negatively impacted sales by 0.6%. Acquisitions contributed 0.8% and volume increased 1.4%, partially offsetting these decreases. For the forty weeks ended October 9, 2010 sales decreased 1.2% from the same period of fiscal 2009. The decrease was primarily due to negative pricing and mix shifts of 2.7% and the effect of the VIE deconsolidation which negatively impacted sales 0.4%. These decreases were partially offset by acquisition sales and volume increases of 1.2% and 0.7%, respectively.
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
     For the twelve weeks ended October 9, 2010, diluted net income per share was $0.34 as compared to $0.34 per share for the twelve weeks ended October 10, 2009. For the twelve weeks ended October 9, 2010, net income attributable to Flowers Foods, Inc. was $31.2 million, a 2.4% decrease from the $31.9 million reported for the twelve weeks ended October 10, 2009.
     For the forty weeks ended October 9, 2010, diluted net income per share was $1.14 as compared to $1.07 per share for the forty weeks ended October 10, 2009, a 6.5% increase. For the forty weeks ended October 9, 2010, net income attributable to Flowers Foods, Inc. was $105.6 million, a 6.0% increase over $99.6 million reported for the forty weeks ended October 10, 2009.
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
RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 9, 2010 and October 10, 2009, are set forth below (dollars in thousands):

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2010	October 10, 2009	October 9, 2010	October 10, 2009	Dollars	%
Sales
DSD	$476,277	$488,344	79.7	81.0	$(12,067)	(2.5)
Warehouse delivery	121,617	114,226	20.3	19.0	7,391	6.5

Total	$597,894	$602,570	100.0	100.0	$(4,676)	(0.8)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$228,445	$241,305	48.0	49.4	$(12,860)	(5.3)
Warehouse delivery(1)	87,696	80,940	72.1	70.9	6,756	8.3

Total	$316,141	$322,245	52.9	53.5	$(6,104)	(1.9)

Selling, distribution and administrative expenses
DSD(1)	$190,273	$185,061	40.0	37.9	$5,212	2.8
Warehouse delivery(1)	17,284	16,690	14.2	14.6	594	3.6
Corporate(2)	7,665	8,434	—	—	(769)	(9.1)

Total	$215,222	$210,185	36.0	34.9	$5,037	2.4

Depreciation and amortization
DSD(1)	$15,314	$15,189	3.2	3.1	$125	0.8
Warehouse delivery(1)	4,421	3,738	3.6	3.3	683	18.3
Corporate(2)	43	137	—	—	(94)	NM

Total	$19,778	$19,064	3.3	3.2	$714	3.7

Income from operations
DSD(1)	$42,245	$46,789	8.9	9.6	$(4,544)	(9.7)
Warehouse delivery(1)	12,216	12,858	10.0	11.3	(642)	(5.0)
Corporate(2)	(7,708)	(8,571)	—	—	863	10.1

Total	$46,753	$51,076	7.8	8.5	$(4,323)	(8.5)

Interest income, net	$1,127	$98	0.2	0.0	$1,029	NM
Income taxes	$16,714	$18,150	2.8	3.0	$(1,436)	(7.9)
Net income	$31,166	$33,024	5.2	5.5	$(1,858)	(5.6)
Net income attributable to noncontrolling interest	$—	$(1,098)	—	(0.2)	$1,098	—

Net income attributable to Flowers Foods, Inc.	$31,166	$31,926	5.2	5.3	$(760)	(2.4)

1.	As a percentage of revenue within the reporting segment.

2.	The corporate segment has no revenues.

     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 9, 2010 and October 10, 2009, are set forth below (dollars in thousands):

	For the forty weeks ended
			Percentage of Sales		Increase (Decrease)
	October 9, 2010	October 10, 2009	October 9, 2010	October 10, 2009	Dollars	%
Sales
DSD	$1,612,370	$1,664,094	80.6	82.2	$(51,724)	(3.1)
Warehouse delivery	388,266	359,931	19.4	17.8	28,335	7.9

Total	$2,000,636	$2,024,025	100.0	100.0	$(23,389)	(1.2)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$771,887	$829,954	47.9	49.9	$(58,067)	(7.0)
Warehouse delivery(1)	277,605	255,092	71.5	70.9	22,513	8.8

Total	$1,049,492	$1,085,046	52.5	53.6	$(35,554)	(3.3)

Selling, distribution and administrative expenses
DSD(1)	$638,889	$635,050	39.6	38.2	$3,839	0.6
Warehouse delivery(1)	58,581	56,617	15.1	15.7	1,964	3.5
Corporate(2)	28,209	29,142	—	—	(933)	(3.2)

Total	$725,679	$720,809	36.3	35.6	$4,870	0.7

Depreciation and amortization
DSD(1)	$50,879	$49,678	3.2	3.0	$1,201	2.4
Warehouse delivery(1)	14,490	12,045	3.7	3.3	2,445	20.3
Corporate(2)	67	274	—	—	(207)	NM

Total	$65,436	$61,997	3.3	3.1	$3,439	5.5

Gain on acquisition
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery (1)	—	3,013	—	0.8	3,013	—
Corporate (2)	—	—	—	—	—	—

Total	$—	$3,013	—	0.1	$3,013	—

Income from operations
DSD(1)	$150,715	$149,412	9.3	9.0	$1,303	0.9
Warehouse delivery(1)	37,590	39,190	9.7	10.9	(1,600)	(4.1)
Corporate(2)	(28,276)	(29,416)	—	—	1,140	3.9

Total	$160,029	$159,186	8.0	7.9	$843	0.5

Interest income, net	$3,214	$737	0.2	0.0	$2,477	NM
Income taxes	$57,634	$57,969	2.9	2.9	$(335)	(0.6)
Net income	$105,609	$101,954	5.3	5.0	$3,655	3.6
Net income attributable to noncontrolling interest	$—	$(2,306)	—	(0.1)	$2,306	—

Net income attributable to Flowers Foods, Inc.	$105,609	$99,648	5.3	4.9	$5,961	6.0

1.	As a percentage of revenue within the reporting segment.

2.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS
TWELVE WEEKS ENDED OCTOBER 9, 2010 COMPARED TO TWELVE WEEKS ENDED OCTOBER 10, 2009
     Consolidated Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 9, 2010		October 10, 2009		% Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$306,175	51.2%	$313,852	52.1%	(2.4)%
Store Branded Retail	106,320	17.8	93,104	15.5	14.2%
Non-retail and Other	185,399	31.0	195,614	32.4	(5.2)%

Total	$597,894	100.0%	$602,570	100.0%	(0.8)%

     The 0.8% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.4)%
Volume	1.4%
VIE deconsolidation	(0.6)%
Acquisitions	0.8%

Total Percentage Change in Sales	(0.8)%

Sales category discussion
     Branded retail sales declined primarily due to volume decreases. Volume declines in branded multi-pak cake and branded white bread were partially offset by increases in branded soft variety and branded sandwich rounds. The increase in store branded retail was largely due to volume increases in store branded cake as some of the companies’ customers introduced store branded cake programs earlier in this fiscal year. The decrease in non-retail and other sales was due to the deconsolidation of the VIE and declines in food service and contract manufacturing, partially offset by the 2009 acquisition contribution.
     Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 9, 2010		October 10, 2009
Sales Category	$	%	$	%	% (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$282,539	59.3%	$280,034	57.3%	0.9%
Store Branded Retail	75,853	15.9	80,033	16.4	(5.2)%
Non-retail and Other	117,885	24.8	128,277	26.3	(8.1)%

Total	$476,277	100.0%	$488,344	100.0%	(2.5)%

     The 2.5% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(3.4)%
Volume	1.7%
VIE deconsolidation	(0.8)%

Total Percentage Change in Sales	(2.5)%

Sales category discussion
     Branded retail sales increased due to volume increases, partially offset by price/mix declines. Increases in branded soft variety and branded sandwich rounds were partially offset by decreases in branded white bread and breakfast bread. Store branded retail declined primarily due to decreases in pricing/mix. Non-retail and other declined primarily due to the deconsolidation of the VIE and pricing/mix decreases.
     Warehouse Delivery Sales.

	For the Twelve Weeks Ended		For the Twelve Weeks Ended
	October 9, 2010		October 10, 2009		% Increase
Sales Category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$23,636	19.4%	$33,818	29.6%	(30.1)%
Store Branded Retail	30,467	25.1	13,071	11.4	133.1%
Non-retail and Other	67,514	55.5	67,337	59.0	0.3%

Total	$121,617	100.0%	$114,226	100.0%	6.5%

     The 6.5% increase in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	2.2%
Volume	0.2%
Acquisition	4.1%

Total Percentage Change in Sales	6.5%

Sales category discussion
     The decrease in branded retail sales was primarily the result of lower branded multi-pak cake volume as a result of store branded cake programs introduced earlier in the year by some of the company’s customers, which resulted in the increase in store branded retail sales. The increase in non-retail and other sales, which include contract production and vending, was primarily due to an acquisition. The acquisition was cycled at the end of the third quarter of fiscal 2010.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to significant decreases in ingredient costs, partially offset by lower sales and higher packaging and workforce-related costs as a percent of sales. In addition, an acquisition during the fourth quarter of fiscal 2009 has higher costs as a percent of sales. Start-up costs for new production lines at several of our manufacturing facilities also contributed to the increase in workforce-related costs.
     The DSD segment decrease as a percent of sales was primarily the result of decreases in ingredient costs. These were partially offset by sales declines and higher workforce-related and packaging costs as a percent of sales.
     The warehouse delivery segment increase as a percent of sales was primarily the result of higher workforce-related costs, as well as, higher packaging and ingredient costs as a percent of sales. Ingredient costs were the result of higher cocoa and sugar costs, partially offset by lower flour costs as a percent of sales. Start-up costs for new production lines at several of our manufacturing facilities also contributed to the increases in workforce-related costs.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to lower sales and higher workforce-related and distribution costs as a percent of sales. These were partially offset by lower costs from the acquisition as a percent of sales.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to lower sales and higher workforce-related, distribution and rent expenses as a percent of sales.

     The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to lower advertising costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to increased depreciation expense related to assets placed in service subsequent to the third quarter of fiscal 2009 and the 2009 acquisition.
     The DSD segment’s depreciation and amortization expense increase was due to assets placed in service subsequent to the third quarter of fiscal 2009. The warehouse delivery segment’s depreciation and amortization expense increase was due to the acquisitions.
     Income from Operations. The decrease in the DSD segment income from operations was primarily attributable to lower sales and higher workforce-related costs, partially offset by lower ingredient costs. The decrease in the warehouse delivery segment income from operations was primarily a result of higher workforce-related costs. The decrease in unallocated corporate expenses was primarily due to lower pension and postretirement plan costs.
     Net Interest Income. The increase was related to lower interest expense due to lower debt outstanding under the credit facility and the term loan used for acquisitions during fiscal 2008. The credit facility and term loan had outstanding borrowings of $84.6 million and $135.0 million, respectively, at October 10, 2009 and $9.5 million and $120.0 million, respectively at October 9, 2010.
     Income Taxes. The effective tax rate for the third quarter of fiscal 2010 was 34.9% compared to 35.5% in the third quarter of the prior year. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.
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
FORTY WEEKS ENDED OCTOBER 9, 2010 COMPARED TO FORTY WEEKS ENDED OCTOBER 10, 2009
     Consolidated Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 9, 2010		October 10, 2009
Sales category	$	%	$	%	% (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$1,041,698	52.1%	$1,051,636	52.0%	(0.9)%
Store Branded Retail	334,530	16.7	324,716	16.0	3.0%
Non-retail and Other	624,408	31.2	647,673	32.0	(3.6)%

Total	$2,000,636	100.0%	$2,024,025	100.0%	(1.2)%

     The 1.2% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.7)%
Volume	0.7%
VIE deconsolidation	(0.4)%
Acquisitions	1.2%

Total Percentage Change in Sales	(1.2)%

Sales category discussion
     Branded retail sales declined due to pricing/mix and volume decreases. Declines in branded multi-pak cake and branded white bread were partially offset by increases in branded soft variety and branded sandwich rounds introduced early in this fiscal year. Competitive pricing and heavy promotional activity continued to impact the category. The increase in store branded retail was primarily due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs earlier in this fiscal year. Decreases in store branded white bread and store branded variety bread partially offset the increase. The decrease in non-retail and other sales was due to declines in food service and the deconsolidation of the VIE, partially offset by contributions from the 2009 acquisitions.
     Direct-Store-Delivery Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 9, 2010		October 10, 2009		% Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$952,409	59.1%	$946,415	56.9%	0.6%
Store Branded Retail	256,871	15.9	279,633	16.8	(8.1)%
Non-retail and Other	403,090	25.0	438,046	26.3	(8.0)%

Total	$1,612,370	100.0%	$1,664,094	100.0%	(3.1)%

     The 3.1% decrease in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(3.1)%
Volume	0.5%
VIE deconsolidation	(0.5)%

Total Percentage Change in Sales	(3.1)%

Sales category discussion
     Branded retail sales increased due to volume increases, partially offset by price/mix declines. Increases in branded soft variety and branded sandwich rounds were partially offset by decreases in branded white bread. Competitive pricing and heavy promotional activity continued to impact the category. Store branded retail declined due to decreases in pricing/mix, and to a lesser extent, volume declines. Non-retail and other declined primarily due to the deconsolidation of the VIE, pricing/mix decreases and, to a lesser extent, volume decreases.
     Warehouse Delivery Sales.

	For the Forty Weeks Ended		For the Forty Weeks Ended
	October 9, 2010		October 10, 2009%		Increase
Sales category	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$89,289	23.0%	$105,221	29.2%	(15.1)%
Store Branded Retail	77,659	20.0	45,083	12.5	72.3%
Non-retail and Other	221,318	57.0	209,627	58.3	5.6%

Total	$388,266	100.0%	$359,931	100.0%	7.9%

     The 7.9% increase in sales was attributable to the following for all sales categories:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(0.3)%
Volume	1.1%
Acquisition	7.1%

Total Percentage Change in Sales	7.9%

Sales category discussion
     The decrease in branded retail sales was primarily the result of lower multi-pak cake volume as a result of store branded cake programs introduced earlier in the year by some of the company’s customers, which resulted in the increase in store branded retail sales. The increase in non-retail and other sales, which include contract production and vending, was due primarily to the acquisitions. The acquisitions were cycled at the end of the third quarter of fiscal 2010.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to significant decreases in ingredient costs. These were partially offset by sales declines and higher workforce-related costs as a percent of sales and higher costs as a percent of sales for the companies acquired in 2009.
     The DSD segment decrease as a percent of sales was primarily a result of significant decreases in ingredient costs. These were partially offset by sales declines and higher workforce-related costs as a percent of sales.
     The warehouse delivery segment increase as a percent of sales was primarily as a result of higher workforce-related and ingredients costs as a percent of sales. The higher ingredient costs are partially due to the acquisitions.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to lower sales and higher workforce- related, distribution, and advertising costs as a percent of sales, partially offset by lower costs for the companies acquired in 2009.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to lower sales and higher workforce-related, advertising and distribution expenses as a percent of sales.
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
     Depreciation and Amortization. Depreciation and amortization increased primarily due to assets placed into service after the third quarter of fiscal 2009 and, to a lesser extent, the acquisitions.
     The DSD segment’s depreciation and amortization expense increased primarily due to assets placed into service subsequent to the third quarter of fiscal 2009. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of the 2009 acquisitions.
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
     Income Taxes. The effective tax rate for the forty weeks ended October 9, 2010 was 35.3% compared to 36.2% for the forty weeks ended October 10, 2009. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current period compared to the prior year period. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.
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
LIQUIDITY AND CAPITAL RESOURCES:
     Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow also includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate. The company has generated the cash flow necessary for these purposes primarily from operations during fiscal 2009 and currently in fiscal 2010. Additional liquidity is available from our credit facility, discussed below, for working capital and general corporate purposes.
Cash Flows
     Flowers Foods’ cash and cash equivalents decreased to $7.1 million at October 9, 2010 from $18.9 million at January 2, 2010. The decrease resulted from $228.8 million provided by operating activities, offset by $79.7 million and $160.9 million disbursed for investing activities and financing activities, respectively. Included in cash and cash equivalents at January 2, 2010 was $8.8 million related to the company’s VIE which was not available for use by the company. The company deconsolidated the VIE on January 3, 2010 as discussed in Note 8, Variable Interest Entity, of this Form 10-Q.
     Cash Flows Provided by Operating Activities. Net cash of $228.8 million provided by operating activities during the forty weeks ended October 9, 2010 consisted primarily of $105.6 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$65,436
Non cash effect of derivative activity	22,589
Stock-based compensation	10,343
Deferred income taxes	(2,637)
Provision for inventory obsolescence	967
Allowances for accounts receivable	1,093
Pension and postretirement plans expense	1,417
Other	(89)

Total	$99,119

     Cash provided by working capital and other activities was $24.1 million. As of October 9, 2010, the company had $4.2 million recorded in other current liabilities representing collateral for hedged positions. As of January 2, 2010, the company had $7.0 million recorded in other current assets representing collateral for hedged positions.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 9, 2010 of $79.7 million consisted primarily of capital expenditures of $74.2 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $49.8 million and $20.7 million, respectively. The company estimates capital expenditures of approximately $95.0 million to $100.0 million during fiscal 2010. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $160.9 million during the forty weeks ended October 9, 2010 consisted primarily of dividends paid of $52.7 million, stock repurchases of $22.8 million, and net debt repayments of $95.3 million, partially offset by proceeds of $7.6 million from the exercise of stock options and the related share-based payments income tax benefit of $1.0 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of October 9, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.
     Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $9.5 million and $89.0 million in outstanding borrowings under the credit facility at October 9, 2010 and January 2, 2010, respectively.
     Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 6, Derivative Financial Instruments, of this Form 10-Q. For the forty weeks ended October 9, 2010, the company borrowed $409.0 million in revolving borrowings under the credit facility and repaid $488.5 million in revolving borrowings. On October 9, 2010, the company had $235.7 million available under the credit facility for working capital and general corporate purposes.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 4, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 9, 2010 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan. As of October 9, 2010 and January 2, 2010, the amounts outstanding under the term loan were $120.0 million and $131.3 million, respectively.
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
Uses of Cash
     On February 16, 2010, the Board of Directors declared a dividend of $0.175 per share on the company’s common stock that was paid on March 16, 2010 to shareholders of record on March 2, 2010. This dividend payment was $16.0 million. On June 4, 2010, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock that was paid on July 2, 2010 to shareholders of record on June 18, 2010. This dividend payment was $18.3 million. On August 24, 2010, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock that was paid on September 21, 2010 to shareholders of record on September 7, 2010. This dividend payment was $18.4 million.
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2010, 87,271 shares, at a cost of $2.1 million of the company’s common stock were purchased under the plan. No repurchases were made by the company during the second quarter of fiscal 2010. During the third quarter of fiscal 2010, 822,200 shares, at a cost of $20.6 million of the company’s common stock were purchased under the plan. From the inception of the plan through October 9, 2010, 23.6 million shares, at a cost of $387.8 million, have been purchased.
     During the first quarter of fiscal 2010, the company paid $16.2 million in performance-based cash awards under the company’s bonus plan.
     During fiscal 2010, the company paid $0.8 million as contributions to company sponsored pension plans. It is expected an additional $0.1 million will be contributed in the fourth quarter of fiscal 2010; however, the company may decide to make additional discretionary contributions.
     In addition, during the first quarter of fiscal 2011, the company may be required to make a contingent consideration payment of up to $5.0 million for an acquisition that occurred during fiscal 2008 if the company’s stock price does not trade over a target price for ten consecutive trading days during the two year period that began on February 11, 2009. Any potential contingent payment made will affect the company’s equity and not goodwill.
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 9, 2010, the company’s hedge portfolio contained commodity derivatives with a net fair value of $24.5 million. Of this net fair value, $23.4 million is based on quoted market prices and $1.1 million is based on models and other valuation methods. Approximately $3.6 million, $21.2 million and $(0.3) million of this net fair value relates to instruments that will be utilized in fiscal 2010, 2011 and 2012, respectively.

     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 9, 2010, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the net fair value of the derivative portfolio by $19.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in the net fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     The company has interest rate swaps with initial notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. As of October 9, 2010, the net fair value of these interest rate swaps was $(8.1) million. All of this net fair value is based on valuation models and $(1.0) million, $(3.9) million, $(2.6) million and $(0.6) million of this net fair value is related to instruments expiring in 2010 through 2013, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of October 9, 2010, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the net fair value of the interest rate swap by $0.1 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 9, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of

Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. Unless our motion for reconsideration is granted and changes that ruling, we expect this case to proceed to trial in 2011.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 2, 2010 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first three quarters of fiscal 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2010 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
		Weighted	as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
	(Amounts in thousands, except price data)
July 18, 2010 — August 14, 2010	—	$—	—	7,262
August 15, 2010 — September 11, 2010	130	$25.72	130	7,132
September 12, 2010 — October 9, 2010	692	$25.00	692	6,440

Total	822	$25.11	822

ITEM 6. EXHIBITS
     Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By: Name:	/s/ GEORGE E. DEESE George E. Deese
Title:	Chairman of the Board and
Chief Executive Officer

By: Name:	/s/ R. STEVE KINSEY R. Steve Kinsey
Title:	Executive Vice President and
Chief Financial Officer

By: Name:	/s/ KARYL H. LAUDER Karyl H. Lauder
Title:	Senior Vice President and
Chief Accounting Officer
Date: November 18, 2010

EXHIBIT INDEX

Exhibit
No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc. as amended and restated on November 14, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1 as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan. (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247)

10.8	—	Ninth Amendment dated November 7, 2005 to the Flowers Foods, Inc. Retirement Plan No. 1 as Amended and restated effective as of March 26, 2001. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Form of Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 1, 2006, File No. 1-16247).

10.10	—	Form of 2008 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 27, 2008, File No. 1-16247).

10.11	—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).

Exhibit
No		Name of Exhibit
10.12	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.13	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.14	—	Form of 2009 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.15	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.16	—	Form of 2009 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.17	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.18	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 9, 2010.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.INS	—	XBRL Instance Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*	Filed herewith