Form 10-K
period 2011-01-01
FLOWERS FOODS INC
filed 2011-02-23
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing sales price on the New York Stock Exchange on July 17, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,107,319,372.

On February 18, 2011, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 90,876,015.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 25, 2011, which will be filed with the Securities and Exchange Commission on or prior to April 15, 2011, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology as required;

•	the credit and business risks associated with our independent distributors and customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	consolidation within the baking industry;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events; and

•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

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

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of January 1, 2011.

The Company

Flowers Foods is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada primarily through its direct-store-delivery system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls, buns, and tortillas for sale to national retail and foodservice customers primarily through warehouse distribution.

We have a major presence in each of the product categories in which we compete. Our brands have a leading share of fresh packaged branded sales measured in both dollars and units in the major southern metropolitan markets we serve. Our major branded products include, among others, the following:

DSD Brands	Regional Franchised Brands	Warehouse Delivery Brands

Flowers Foods	Sunbeam	Mrs. Freshley’s
Nature’s Own	Roman Meal	European Bakers
Whitewheat	Bunny	Broad Street Bakery
Cobblestone Mill	Holsum	Mi Casa
Blue Bird	Aunt Hattie’s	Leo’s Foods
ButterKrust		Juarez
Dandee
Mary Jane
Evangeline Maid
Ideal
Captain John Derst
Country Hearth
Nature’s Grain

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

In our DSD segment, we focus on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. We market a variety of breads and rolls under the brands outlined in the table above. Over time, through product innovation and product diversity, we have been able to strengthen and establish our brands in the markets we serve. We have devoted significant resources to automate our production facilities, improve our distribution capabilities and enhance our information technology. Historically, we have grown through acquisitions of bakery operations that are generally within or contiguous to our existing region and which can be served with our extensive DSD system. However, we also have grown by expanding our DSD service into markets that adjoin the current territories we supply, and we intend to continue this growth initiative in the near future. Our DSD system utilizes approximately 3,600 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has approximately 4,000 total distributor territories, including independent distributorships, distributorships available for sale, and company owned distributorships. Our strategy is to continue enabling these independent distributors to better serve their customers, principally by using technology to enhance the productivity and efficiency of our production facilities and our DSD system.

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

Industry Overview

The United States food industry is comprised of a number of distinct product lines and distribution channels for bakery products. Although supermarket bakery aisle purchases remain the largest channel for consumers’ bakery foods purchases, non-supermarket channels, such as mass merchandisers, convenience stores, club stores, dollar stores, restaurants, institutions and other convenience channels also are outlets where consumers purchase bakery items.

Fresh Bakery Products

In addition to Flowers Foods, several large baking and diversified food companies market bakery products in the United States. Competitors in this category include Grupo Bimbo S.A. de C.V., Hostess Brands, Inc., Sara Lee Corporation, McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). There are also a number of smaller regional companies. Historically, the larger companies have enjoyed several competitive advantages over smaller operations due principally to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

Consolidation has been a significant trend in the baking industry over the last several years. It continues to be driven by factors such as capital constraints on smaller companies that limit their ability to avoid technological obsolescence and to increase productivity or to develop new products, generational changes at family-owned businesses and the need to serve the consolidated retail customers and the foodservice channel. We believe that the consolidation trend in the baking, food retailing and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses and extend our super-regional presence. In 2010, Sara Lee Corporation announced it signed an agreement to sell its North American Fresh Bakery business to Grupo Bimbo S.A. de C.V. The transaction is expected to close during 2011 and further consolidate the baking industry.

Frozen Bakery Products

Primary competitors in the frozen breads and rolls market include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery (Franz), Turano Baking Company and All Round Foods, Inc.

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $604 billion in 2011. The NRA projects that while overall restaurant industry sales will increase in current dollars by 3.6% over 2010 figures, they are expected to be flat when inflation-adjusted. The quickservice restaurant segment is expected to fare slightly better than the fullservice restaurant segment as diners focus on values and specials. Quickservice restaurants are projected to post sales gains of 3.3% over 2010 while sales at fullservice restaurants are projected to increase 3.1% over 2010.

Strategy

Our mission is to drive sustainable growth that over time enhances value for our shareholders, team members, associates, distributors, customers, consumers, and communities. Our strategies are based on the production, distribution and marketing requirements of the food channels we serve as a leading producer and marketer of bakery products. Our operating strategies are to:

•	Grow Sales. We grow sales by introducing new products, further penetrating core markets, expanding our DSD service to new geographic markets, serving new customers, and making bolt-on acquisitions.

•	Invest Wisely. We invest to make our bakeries the most efficient in the U.S. We will continue investing in technology, efficiency improvements, and new bakeries to maintain our advantage as one of the country’s low-cost bakers.

•	Bake Smart. We offer a broad line of fresh and frozen bakery products that meet our customers’ and our consumers’ needs. We will continue to develop and introduce innovative new products while maintaining the quality of our core products.

•	Develop Brands. Our brands represent product quality, consistency, and delicious taste to consumers. We will maintain our brand strength and use the power of our brands to grow.

•	Give Extraordinary Service. We offer extraordinary service — going beyond the call of duty to help meet customers’ needs. We will expand and refine our distribution and information systems to help us respond even more quickly and efficiently to changing customer service needs, consumer preferences, and seasonal demands in the channels we serve.

•	Innovate. We constantly improve our business processes throughout the company to increase efficiencies, reduce costs, improve quality, and enhance customer service.

•	Appreciate the Team. We embrace diversity, foster team spirit, and encourage professional growth. We build teams that understand the importance of working together to implement our strategies. Our work environment encourages recognition and respect for team and individual achievements.

•	Manage Resources. We strive to conduct business in a manner that helps conserve natural resources and promotes a clean and healthy environment.

Products

We produce fresh packaged and frozen bakery products.

DSD Segment

We market our DSD fresh packaged bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in California and Nevada. Our soft variety and premium specialty breads are marketed throughout these regions under our Nature’s Own, Whitewheat and Cobblestone Mill brands. We have developed and introduced many new products over the last several years that appeal to health-conscious consumers. Examples of new products under our Nature’s Own brand in fiscal 2010 include:

•	Nature’s Own Sandwich Rounds

•	Nature’s Own Thin Sliced Bagels

•	Nature’s Own Whole Grain White Bread

We also market regional franchised brands such as Sunbeam, Roman Meal, Bunny, Holsum and Aunt Hattie’s and regional brands we own such as ButterKrust, Country Hearth, Dandee, Mary Jane, Evangeline Maid, Ideal and

Captain John Derst. Nature’s Own is the bestselling brand by volume of soft variety bread in the United States, although it is only available to approximately 54% of the population, with 2010 retail sales of approximately $888 million. Our DSD branded retail products account for approximately 59% of the DSD segment sales.

In addition to our DSD branded products, we also produce and distribute fresh packaged bakery products under store brands for retailers. While store branded products carry lower margins than our branded products, we use our store branded offerings to effectively utilize production and distribution capacity and to help the independent distributors in the DSD system expand total retail shelf space.

We also utilize our DSD system to supply bakery products to quickserve restaurants, institutions and other outlets, which account for approximately 25% of DSD sales.

Warehouse Delivery Segment

Our warehouse delivery segment produces and sells its branded pastries, doughnuts and bakery snack products primarily under the Mrs. Freshley’s brand to customers for re-sale through multiple channels of distribution, including mass merchandisers, vending and convenience stores. Mrs. Freshley’s is a full line of bakery snacks positioned as a warehouse delivered alternative to our competitors’ DSD brands such as Hostess and Little Debbie. Mrs. Freshley’s products are delivered throughout the United States. We also produce pastries, doughnuts and bakery snack products for distribution by our DSD system under the Blue Bird brand and for sale to other food companies for re-sale under their brand names. We also contract manufacture snack products under various store brand and branded labels for sale through the retail channel. Some of our contract manufacture customers are also our competitors.

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

Expansions during 2010 include a new production line for buns at our Houston (Leeland) Texas manufacturing facility and a new production line for sandwich rounds at our Denton, Texas facility.

In August 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. This merger allowed us to expand our Nature’s Own brand into new geographic markets.

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

We opened a 200,000-square-foot bakery in Bardstown, Kentucky with one production line in 2009 that produces products for markets in Tennessee, Kentucky, Ohio, and Indiana. A second production line began production in spring 2010.

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

We utilize a network of approximately 3,600 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery products in their geographic territories. The company has sold the majority of its territories to independent distributors under long-term financing arrangements, most of which are managed and serviced by the company. The system is designed to provide retail and foodservice customers with superior service because independent distributors, highly motivated by financial incentives from their route ownership, strive to increase sales by maximizing service. In turn, independent distributors have the opportunity to benefit directly from the enhanced value of their routes resulting from higher branded sales volume.

The company leases hand-held computer hardware, which contains our proprietary software, and charges independent distributors an administrative fee for its use. This fee reduces the company’s selling, distribution and administrative expenses and amounted to $3.7 million, $2.9 million and $2.9 million for fiscal years 2010, 2009 and 2008, respectively. Our proprietary software permits distributors to track and communicate inventory data to the production facilities and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate production facility on a nightly basis. This system is designed to ensure that the distributor has an adequate supply of product and the right mix of products available to meet retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods. In addition to hand-held computers, we use a software system that allows us to accurately track sales, product returns and profitability by selling location, plant, day and other criteria. The system provides real-time, on-line access to sales and gross margin reports on a daily basis, allowing us to make prompt operational adjustments when appropriate. The hand-held computers are highly integrated with this software system. This system permits us to forecast sales and more fully leverage our sales data warehouse to improve our in-store product ordering by customer.

Warehouse Delivery Segment

We operate eleven production facilities, of which four produce packaged bakery snack products, two produce frozen bread and rolls, two produce fresh packaged bread and rolls, two produce mixes used in the baking process and one produces tortillas. We distribute a majority of our packaged bakery snack products from a centralized distribution facility located near our Crossville, Tennessee production facility, which allows us to achieve both production and distribution efficiencies. The production facilities are able to operate longer, more efficient production runs of a single product, a majority of which are then shipped to the centralized distribution facility. Products coming from different production facilities are then cross-docked and shipped directly to customer warehouses. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers. We added three production lines during 2010 for packaged bakery snack products.

In October 2009, the company acquired Leo’s Foods, Inc. in Ft. Worth, Texas (“Leo’s”). Leo’s was formerly a family-owned business with one tortilla facility in Ft. Worth. The company makes an extensive line of flour and corn tortillas and tortilla chips that are sold to foodservice and institutional customers nationwide under Leo’s, Juarez, and customer brands. This acquisition adds production capacity for the foodservice and retail customers of flour and corn tortilla and tortilla chips.

In May 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa from General Mills, Inc. The mix plant produces bakery mixes for the company and for retail and foodservice customers. With the acquisition, the company also gained greater control over the Country Hearth trademark, which it licenses to various bakers in certain parts of the country and delivers through our DSD system.

Customers

Our top 10 customers in fiscal 2010 accounted for 46.5% of sales. During fiscal 2010, our largest customer, Wal-Mart/Sam’s Club, represented 21.8% of the company’s sales. Retail consolidation has increased the importance of our significant customers. The loss of Wal-Mart/Sam’s Club or any other major customer or a material negative change in our relationship with Wal-Mart/Sam’s Club or any other major customer could have a material adverse effect on our business. No other customer accounted for 10% of our sales.

Our fresh baked foods customer base includes mass merchandisers, supermarkets and other retailers, restaurants, fast-food chains, food wholesalers, institutions and vending companies. We also sell returned and surplus product through a system of thrift outlets. The company currently operates 238 such outlets, and reported sales of $55.9 million during fiscal 2010 related to these thrift outlets. We supply numerous restaurants, institutions and foodservice companies with bakery products. We also sell packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets.

Our packaged bakery snack products under the Mrs. Freshley’s brand are sold primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. We also produce packaged bakery snack products for the DSD system under our Blue Bird brand. In certain circumstances, we enter into co-packing arrangements with other food companies, some of which are competitors. Our frozen bakery products are sold to foodservice distributors, institutions, retail in-store bakeries and restaurants under our European Bakers brand and under store brands.

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

Competition

The United States packaged bakery category is intensely competitive and is comprised of large food companies, large independent bakeries with national distribution and smaller regional and local bakeries. Primary national competitors include Grupo Bimbo S.A. de C.V., Hostess Brands, Inc. (“Hostess”), Sara Lee Corporation, McKee Foods Corporation (Little Debbie) and Campbell Soup Company (Pepperidge Farm). During 2010, Sara Lee Corporation announced it has entered into an agreement to sell its North American Fresh Bakery business to Grupo Bimbo S.A. de C.V. This transaction is expected to close during 2011 and further consolidate the baking industry. We also face competition from store brands produced by us and our competitors. Competition is based on product availability, product quality, brand loyalty, price, effective promotions and the ability to target changing consumer preferences. Customer service, including frequent delivery and well-stocked shelves through the efforts of our independent distributors, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe that our distributor and customer relationships, which are enhanced by our information technology and the consumers’ brand loyalty, as well as our diversity within our region in terms of geographic markets, products and sales channels, limit the effects of such competition. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009. Commodity prices began to rise in the second half of 2010 and are expected to continue rising during 2011. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to manage the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Employees

We employ approximately 8,800 persons, approximately 770 of whom are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Economic conditions have deteriorated significantly throughout the United States in recent years and these difficult conditions may continue to exist for the foreseeable future. This deterioration could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices for some of our products and/or limit our ability to increase or maintain prices. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

Increases in costs and/or shortages of raw materials, fuels and utilities could cause costs to increase.

Commodities, such as flour, sweeteners, shortening and eggs, which are used in our bakery products, are subject to price fluctuations. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009. Commodity prices began to rise in the second half of 2010 and are expected to continue rising during 2011.

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

The United States bakery industry is highly competitive. Competition is based on product availability, product quality, price, effective promotions and the ability to target changing consumer preferences. We experience price pressure from time to time as a result of our competitors’ promotional and other pricing efforts. Increased competition could result in reduced sales, margins, profits and market share.

We rely on a few large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 46.5% of our sales during fiscal 2010. Our largest customer, Wal-Mart/Sam’s Club, accounted for 21.8% of our sales during this period. The loss of one of our large customers could adversely affect our results of operations. These customers do not typically enter into long-term sales contracts, and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for store branded products or products of other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

The company has trusteed, noncontributory defined pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 13.0% of all the pension plan assets as of January 1, 2011.

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

We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. Legislation designed to control emissions affecting climate change could affect our ability to procure our commodity needs at costs we currently experience and may require additional unplanned capital expenditures.

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

EXECUTIVE OFFICERS

Name, age and Office	Business Experience

George E. Deese Age 64 Chairman of the Board and Chief Executive Officer	Mr. Deese has been Chairman of the Board and Chief Executive Officer of Flowers Foods since January 2010. Mr. Deese previously served as Chairman of the Board, President and Chief Executive Officer of Flowers Foods from January 2006 to January 2010. He previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Allen L. Shiver Age 55 President	Mr. Shiver has been President of Flowers Foods since January 2010. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to January 2010. He previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

R. Steve Kinsey Age 50 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 63 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Stephen R. Avera Age 54 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 60 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 57 Executive Vice President of Corporate Relations	Ms. Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Karyl H. Lauder Age 54 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 52 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 57 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008. Mr. Thriffiley, previously served as Vice President of Human Resources from 2002 to 2008. Prior to that Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

Vyto F. Razminas Age 53 Senior Vice President and Chief Information Officer	Mr. Razminas has been Senior Vice President and Chief Information Officer for Flowers Foods since May 2008. Mr. Razminas, previously served as Vice President of Business and Information Systems from 2002 to 2008. Prior to that Mr. Razminas served as Chief Information Officer from 1998 to 2002.

H. Mark Courtney Age 50 Senior Vice President of Sales and Marketing	Mr. Courtney has been Senior Vice President of Sales and Marketing of Flowers Bakeries since January of 2010. He previously served as Senior Vice President of Sales from April 2008 until January 2010. Prior to that, Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

Item 2.	Properties

The company currently operates 42 production facilities, of which 41 are owned and one is leased, as indicated below. We consider that our properties are in good condition, well maintained and sufficient for our present operations. During fiscal 2010, DSD production facilities taken as a whole, operated moderately above capacity and warehouse delivery production facilities operated moderately below capacity. Our production plant locations are:

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2010			FY 2009
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low

First	$26.67	$23.75	$0.175	$24.44	$20.40	$0.150
Second	$27.58	$23.68	$0.200	$24.27	$20.59	$0.175
Third	$26.15	$22.97	$0.200	$26.40	$22.41	$0.175
Fourth	$27.34	$24.25	$0.200	$24.72	$21.90	$0.175

Holders

As of February 18, 2011, there were approximately 4,000 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column(a))
	(a)	(b)	(c)
(Amounts in thousands, except per share data)

Equity compensation plans approved by security holders	4,365	$22.00	3,923
Equity compensation plans not approved by security holders	—	—	—

Total	4,365	$22.00	3,923

Under the company’s compensation plans, the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares available under the compensation plan approved by security holders increased by 4,000,000 shares to 18,625,000 shares as approved by shareholder vote in 2009. See Note 17, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) among Flowers Foods common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 31, 2005 through December 31, 2010, the last trading day of our 2010 fiscal year.

Comparison of Cumulative Five Year Total Return

	December 31,	December 30,	December 29,	January 3,	January 2,	January 1,
	2005	2006	2007	2009	2010	2011
FLOWERS FOODS INC	100.00	99.64	135.04	137.62	141.22	164.83
S&P 500 INDEX	100.00	115.79	123.00	79.39	97.34	112.00
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	116.5	119.97	106.21	122.81	142.91
S&P MIDCAP 400 INDEX	100.00	110.32	119.81	77.81	104.36	132.17

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 31, 2005. Flowers Foods’ share price is also indexed to $100 at December 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company has purchased 24.2 million shares under the plan through January 1, 2011. The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2010 under the stock repurchase plan.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Weighted	Announced	Under the
	Shares	Average Price	Plan or	Plan or
Period	Purchased	per Share	Programs	Programs
	(Amounts in thousands, except price data)

October 10, 2010 — November 6, 2010	45	$25.54	45	6,395
November 7, 2010 — December 4, 2010	130	$25.82	130	6,265
December 5, 2010 — January 1, 2011	464	$25.67	464	5,801

Total	639	$25.69	639

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2010, 2009, 2008, 2007, and 2006 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

			For the 53
	For the 52 Weeks Ended		Weeks Ended	For the 52 Weeks Ended
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
		(Amounts in thousands, except per share data)

Statement of Income Data:
Sales	$2,573,769	$2,600,849	$2,414,892	$2,036,674	$1,888,654
Income from continuing operations before cumulative effect of a change in accounting principle	137,047	133,712	122,307	98,115	78,135
Income from discontinued operations, net of income tax	—	—	—	—	6,731
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	—	(568	)(1)
Net income	137,047	133,712	122,307	98,115	84,298
Net income attributable to noncontrolling interest	—	(3,415)	(3,074)	(3,500)	(3,255)
Net income attributable to Flowers Foods, Inc.	$137,047	$130,297	$119,233	$94,615	$81,043
Income from continuing operations before cumulative effect of a change in accounting principle attributable to Flowers Foods, Inc. common shareholders per diluted share	$1.49	$1.41	$1.28	$1.02	$0.81
Cash dividends per common share	$0.775	$0.675	$0.575	$0.458	$0.317
Balance Sheet Data:
Total assets	$1,325,489	$1,351,442	$1,353,244	$987,535	$906,590
Long-term debt	$98,870	$225,905	$263,879	$22,508	$79,126

(1)	Relates to the adoption on January 1, 2006 of guidance on accounting for share-based payments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store branded products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2010 decreased 1.0% from fiscal 2009. This decrease was primarily due to decreased volume and the deconsolidation of a Variable Interest Entity (“VIE”), as discussed in Note 14, Variable Interest Entity, of Notes to Consolidated Financial Statements of this Form 10-K, partially offset by favorable pricing and mix shifts. During fiscal 2010, our sales were negatively impacted by the weakened economy, the competitive landscape and higher promotional activity within the baking industry. While the company expects sales to grow, it cannot guarantee at what level considering the current economic environment and competitive landscape in the baking industry.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009. Commodity prices began to rise in the second half of 2010 and are expected to continue rising during 2011. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to reduce the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Revenue Recognition.  The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue. Independent distributors receive a discount equal to a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, distribution and administrative expenses. If market conditions were to decline, the company may take actions to increase distributor discounts, possibly resulting in an incremental increase in selling, distribution and administrative expenses at the time the discount is offered.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. The company believes it is a baked foods industry leader in PBS and utilizes this technology with a majority of its larger retail customers such as Wal-Mart, Kroger, Food Lion and Winn-Dixie. In fiscal 2010 the company recorded $744.7 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2011. In addition, new PBS customers will begin implementation during 2011.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer (i.e. the independent distributor or retail customers) since that is when title and risk of loss is transferred. See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on PBS and the significant accounting policies associated with PBS.

Derivative Instruments.  The company’s cost of primary raw materials is highly correlated to certain commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices.

Valuation of Long-Lived Assets, Goodwill and Other Intangibles.  The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were necessary for fiscal years 2010 or 2009. There was an impairment charge of $3.1 million recorded in fiscal 2008, as discussed below in Results of Operations.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. This fair value is calculated as the average of projected EBITDA (defined as earnings before interest, taxes, depreciation and amortization) using a reasonable multiplier and projected revenue using a reasonable multiplier. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill. Based on management’s evaluation, no impairment charges relating to goodwill were necessary for the fiscal years 2010, 2009, or 2008.

In connection with acquisitions, the company has acquired trademarks, customer lists and non-compete agreements, which are intangible assets subject to amortization. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were necessary for the fiscal years 2010, 2009, or 2008.

The company also owns trademarks acquired in acquisitions that are intangible assets not subject to amortization. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the useful life is evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were necessary for the fiscal years 2010, 2009, or 2008.

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

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. During fiscal 2010, the IRS completed the audit of fiscal years 2007 and 2008. The results of the audit were immaterial, and the company is no longer subject to federal examination for years prior to 2009. See Note 21, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K for more information on income taxes.

Pension Obligations.  The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain another defined benefit plan that covers a small number of union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. The company recorded pension cost of $0.6 million for fiscal 2010.

A quarter percentage point change in the discount rate would impact the company’s fiscal 2010 pension cost by approximately $0.2 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return assumption would impact the company’s fiscal 2010 pension cost by approximately $0.6 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2010 pension obligations by approximately $11.0 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2010 pension obligations by approximately $10.4 million. The company expects pension income of approximately $0.2 million for fiscal 2011.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2010, as compared with the average annual return on the plans assets over the past 15 years of approximately 9.1% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses.

The company determines the fair value of substantially all its plans assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of the fiscal 2010 measurement date of December 31, 2009 for the pension plans the company sponsors was $86.9 million. The total unrecognized loss as of the fiscal 2011 measurement date of December 31, 2010 for the pension plans the company sponsors was $96.6 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2011 is expected to be approximately $2.7 million. To the extent that this unrecognized loss is subsequently recognized, then this loss will increase the company’s pension costs in the future.

Additional information for the Plan assets is in Note 20, Postretirement Plans, of the Notes to Consolidated Financial Statements of this Form 10-K.

Matters Affecting Analysis

Reporting Periods.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2010 and fiscal 2009 consisted of 52 weeks. Fiscal 2008 consisted of 53 weeks. Fiscal 2011 will consist of 52 weeks.

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

On August 11, 2008, the company merged with Holsum. Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. As a result of the merger, the company has expanded our Nature’s Own brand into new geographic markets. The results of operations for Holsum are included in the DSD segment.

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

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty-two weeks ended January 1, 2011 and the fifty-two weeks ended January 2, 2010:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Two	For the Fifty-Two	For the Fifty-Two	For the Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)

Sales
DSD	$2,071,356	$2,135,128	80.5	82.1	$(63,772)	(3.0)
Warehouse delivery	502,413	465,721	19.5	17.9	36,692	7.9

Total	$2,573,769	$2,600,849	100.0	100.0	$(27,080)	(1.0)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$986,610	$1,060,398	47.6	49.7	$(73,788)	(7.0)
Warehouse delivery(1)	360,180	329,785	71.7	70.8	30,395	9.2

Total	$1,346,790	$1,390,183	52.3	53.5	$(43,393)	(3.1)

Selling, distribution and administrative expenses
DSD(1)	$823,797	$817,613	39.8	38.3	$6,184	0.8
Warehouse delivery(1)	75,323	71,561	15.0	15.4	3,762	5.3
Corporate(2)	36,879	37,244	—	—	(365)	(1.0)

Total	$935,999	$926,418	36.4	35.6	$9,581	1.0

Depreciation and amortization
DSD(1)	$65,977	$64,578	3.2	3.0	$1,399	2.2
Warehouse delivery(1)	18,985	16,062	3.8	3.4	2,923	18.2
Corporate(2)	156	288	—	—	(132)	(45.8)

Total	$85,118	$80,928	3.3	3.1	$4,190	5.2

Gain on acquisition
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery(1)	—	(3,013)	—	(0.6)	(3,013)	100.0
Corporate(2)	—	—	—	—	—	—

Total	$—	$(3,013)	—	(0.1)	$(3,013)	—

Income from operations
DSD(1)	$194,972	$192,539	9.4	9.0	$2,433	1.3
Warehouse delivery(1)	47,925	51,326	9.5	11.0	(3,401)	(6.6)
Corporate(2)	(37,035)	(37,532)	—	—	497	1.3

Total	$205,862	$206,333	8.0	7.9	$(471)	(0.2)

Interest income, net	$4,518	$1,426	0.2	0.1	$3,092	216.8
Income taxes	$73,333	$74,047	2.8	2.8	$(714)	(1.0)
Net income	$137,047	$133,712	5.3	5.1	$3,335	2.5
Net income attributable to noncontrolling interest	$—	$(3,415)	—	(0.1)	$3,415	100.0

Net income attributable to Flowers Foods, Inc.	$137,047	$130,297	5.3	5.0	$6,750	5.2

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty two weeks ended January 2, 2010 and the fifty three weeks ended January 3, 2009:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Two	For the Fifty-Three	For the Fifty-Two	For the Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)

Sales
DSD	$2,135,128	$1,999,293	82.1	82.8	$135,835	6.8
Warehouse delivery	465,721	415,599	17.9	17.2	50,122	12.1

Total	$2,600,849	$2,414,892	100.0	100.0	$185,957	7.7

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,060,398	$961,697	49.7	48.1	$98,701	10.3
Warehouse delivery(1)	329,785	302,265	70.8	72.7	27,520	9.1

Total	$1,390,183	$1,263,962	53.5	52.3	$126,221	10.0

Selling, distribution and administrative expenses
DSD(1)	$817,613	$792,435	38.3	39.6	$25,178	3.2
Warehouse delivery(1)	71,561	74,425	15.4	17.9	(2,864)	(3.8)
Corporate(2)	37,244	27,940	—	—	9,304	33.3

Total	$926,418	$894,800	35.6	37.1	$31,618	3.5

Depreciation and amortization
DSD(1)	$64,578	$57,447	3.0	2.9	$7,131	12.4
Warehouse delivery(1)	16,062	15,549	3.4	3.7	513	3.3
Corporate(2)	288	316	—	—	(28)	(8.9)

Total	$80,928	$73,312	3.1	3.0	$7,616	10.4

Gain on acquisition
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery(1)	(3,013)	—	(0.6)	—	(3,013)	—
Corporate(2)	—	—	—	—	—	—

Total	$(3,013)	$—	(0.1)	—	$(3,013)	—

Gain on sale of assets
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery(1)	—	(2,306)	—	(0.6)	2,306	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$(2,306)	—	(0.1)	$2,306	—

Asset impairment
DSD(1)	$—	$3,108	—	0.2	$(3,108)	—
Warehouse delivery(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$3,108	—	0.1	$(3,108)	—

Gain on insurance recovery
DSD(1)	$—	$(686)	—	—	$686	—
Warehouse delivery(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$(686)	—	—	$686	—

Income from operations
DSD(1)	$192,539	$185,292	9.0	9.3	$7,247	3.9
Warehouse delivery(1)	51,326	25,666	11.0	6.2	25,660	100.0
Corporate(2)	(37,532)	(28,256)	—	—	(9,276)	(32.8)

Total	$206,333	$182,702	7.9	7.6	$23,631	12.9

Interest income, net	$1,426	$7,349	0.1	0.3	$(5,923)	(80.6)
Income taxes	$74,047	$67,744	2.8	2.8	$6,303	9.3
Net income	$133,712	$122,307	5.1	5.1	$11,405	9.3
Net income attributable to noncontrolling interest	$(3,415)	$(3,074)	(0.1)	(0.1)	$(341)	(11.2)

Net income attributable to Flowers Foods, Inc.	$130,297	$119,233	5.0	4.9	$11,064	9.3

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

Fifty-Two Weeks Ended January 1, 2011 Compared to Fifty-Two Weeks Ended January 2, 2010

Consolidated Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	January 1, 2011		January 2, 2010		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,329,591	51.7%	$1,347,578	51.8%	(1.3)%
Store Branded Retail	438,062	17.0	418,026	16.1	4.8%
Non-retail and Other	806,116	31.3	835,245	32.1	(3.5)%

Total	$2,573,769	100.0%	$2,600,849	100.0%	(1.0)%

The 1.0% decrease in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	(1.7)%
Volume	0.2%
VIE deconsolidation	(0.5)%
Acquisitions	1.0%

Total Percentage Change in Sales	(1.0)%

Sales category discussion

Branded retail sales declined due to volume decreases, partially offset by pricing/mix increases. Declines in branded white bread and branded multi-pak cake were partially offset by increases in branded soft variety and branded sandwich rounds introduced early in this fiscal year. Competitive pricing and heavy promotional activity continued to impact the category. The increase in store branded retail was primarily due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs earlier in this fiscal year. Decreases in store branded white bread and store branded variety bread partially offset the increase. The decrease in non-retail and other sales was due to declines in food service and the deconsolidation of the VIE, partially offset by the 2009 acquisitions.

DSD Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	January 1, 2011		January 2, 2010		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,221,074	59.0%	$1,213,217	56.8%	0.7%
Store Branded Retail	332,109	16.0	358,700	16.8	(7.4)%
Non-retail and Other	518,173	25.0	563,211	26.4	(8.0)%

Total	$2,071,356	100.0%	$2,135,128	100.0%	(3.0)%

The 3.0% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	(2.0)%
Volume	(0.4)%
VIE deconsolidation	(0.6)%

Total Percentage Change in Sales	(3.0)%

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

Warehouse Delivery Sales.

	For the 52		For the 52
	Weeks Ended		Weeks Ended
	January 1, 2011		January 2, 2010		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$108,517	21.6%	$134,361	28.9%	(19.2)%
Store Branded Retail	105,953	21.1	59,326	12.7	78.6%
Non-retail and Other	287,943	57.3	272,034	58.4	5.8%

Total	$502,413	100.0%	$465,721	100.0%	7.9%

The 7.9% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable

Pricing/Mix	0.9%
Volume	1.2%
Acquisitions	5.8%

Total Percentage Change in Sales	7.9%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower multi-pak cake volume as a result of store branded cake programs introduced earlier in the year by some of the company’s customers, which resulted in the increase in store branded retail sales. The increase in non-retail and other sales, which include contract production and vending, was due primarily to the acquisitions, partially offset by decreases in vending.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately).  The decrease as a percent of sales was primarily due to significant decreases in ingredient costs. These were partially offset by sales declines, higher workforce-related costs as a percent of sales, start-up costs for new production lines and higher costs as a percent of sales for the companies acquired in 2009.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009. Commodity prices increased in the second half of 2010 and are expected to continue rising in 2011. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment decrease as a percent of sales was primarily the result of significant decreases in ingredient costs and lower energy costs, partially offset by softer sales and higher workforce-related costs as a percent of sales. The decreases in ingredient costs were primarily from lower flour and salad oil costs.

The warehouse delivery segment increased as a percent of sales primarily as a result of higher workforce-related costs and ingredient costs as a percent of sales. Ingredient costs increased from higher cocoa and sweetener costs and higher costs related to the acquisition which were partially offset by lower flour and salad oil costs.

Selling, Distribution and Administrative Expenses.  The increase as a percent of sales was due to softer sales and higher workforce-related costs as a percent of sales, partially offset by lower costs as a percent of sales for the companies acquired in 2009.

The DSD segment selling, distribution and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The increase as a percent of sales was primarily due to sales declines and higher workforce-related and rent expenses as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to higher sales and lower distribution costs as a percent of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased primarily due to acquisitions and the deconsolidation of the VIE. As a result of the deconsolidation the company recorded $11.9 million in right-to-use assets for certain trucks and trailers used for distributing our products from the manufacturing facilities to the distribution centers. Prior to fiscal 2010 and deconsolidation, depreciation expense included only those assets not used in the distribution of the company’s products. As a result, depreciation of these assets increased over the prior year.

The DSD segment depreciation and amortization expense increased primarily as the result of the VIE deconsolidation.

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

Income from operations.  The increase in the DSD segment income from operations was attributable to significantly lower ingredient costs, partially offset by sales declines and higher workforce-related expenses. The decrease in the warehouse delivery segment income from operations was primarily due to the gain on acquisition in the prior year, discussed above, partially offset by higher store-branded retail sales, lower distribution costs as a percent of sales, and the acquisitions. The decrease in unallocated corporate expenses was primarily due to lower pension and postretirement plan costs.

Net Interest Income.  The increase resulted from lower interest expense on the credit facility and term loans due to repayments made by the company.

Income Taxes.  The effective tax rate for fiscal 2010 and fiscal 2009 was 34.9% and 35.6%, respectively. This decrease is primarily due to the increase in Section 199 qualifying production activities deduction and favorable discrete items recognized during the year, partially offset by the absence of non-taxable earnings from the previously consolidated VIE. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.

Net Income Attributable to Noncontrolling Interest.  The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualified as a VIE for reporting periods prior to January 3, 2010 under previous accounting guidance, and all the earnings of the VIE were eliminated through noncontrolling interest because the company did not have an equity ownership interest in the VIE. In 2009, the FASB amended the consolidation principles associated with VIE accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company is no longer required to consolidate the VIE beginning on January 3, 2010 at adoption. Please see Note 14, Variable Interest Entity, of Notes to Consolidated Financial Statements of this Form 10-K for additional disclosure.

Fifty-Two Weeks Ended January 2, 2010 Compared to Fifty-Three Weeks Ended January 3, 2009

Consolidated Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,347,578	51.8%	$1,274,298	52.8%	5.8%
Store Branded Retail	418,026	16.1	355,390	14.7	17.6%
Non-retail and Other	835,245	32.1	785,204	32.5	6.4%

Total	$2,600,849	100.0%	$2,414,892	100.0%	7.7%

The 7.7% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	2.6%
Volume	(0.2)%
Absence of week fifty-three	(2.0)%
Acquisitions	7.3%

Total Percentage Change in Sales	7.7%

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

DSD Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$1,213,217	56.8%	$1,161,594	58.1%	4.4%
Store Branded Retail	358,700	16.8	303,193	15.2	18.3%
Non-retail and Other	563,211	26.4	534,506	26.7	5.4%

Total	$2,135,128	100.0%	$1,999,293	100.0%	6.8%

The 6.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	1.6%
Volume	(0.5)%
Absence of week fifty-three	(2.0)%
Acquisitions	7.7%

Total Percentage Change in Sales	6.8%

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

Warehouse Delivery Sales.

	For the 52		For the 53
	Weeks Ended		Weeks Ended
	January 2, 2010		January 3, 2009
	$	%	$	%	% Increase
	(Amounts in		(Amounts in
	thousands)		thousands)

Branded Retail	$134,361	28.9%	$112,704	27.1%	19.2%
Store Branded Retail	59,326	12.7	52,197	12.6	13.7%
Non-retail and Other	272,034	58.4	250,698	60.3	8.5%

Total	$465,721	100.0%	$415,599	100.0%	12.1%

The 12.1% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)

Pricing/Mix	8.2%
Volume	0.8%
Absence of week fifty-three	(2.1)%
Acquisitions	5.2%

Total Percentage Change in Sales	12.1%

Sales category discussion

The increase in branded retail sales was primarily the result of volume increases. The increase in store branded retail sales was primarily due to volume increases in store branded cake sales. The increase in non-retail and other sales, which include contract production and vending, was due to acquisitions.

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).  This increase as a percent of sales was primarily due to higher promotions and significantly higher ingredient costs as a percent of sales, as well as lower margins for the acquired companies, partially offset by improved manufacturing efficiency and lower packaging costs as a percent of sales. The significantly higher ingredient costs were driven by increases in flour, soybean and palm oil and sweeteners.

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

The DSD segment increase as a percent of sales was primarily a result of higher promotions and significant increases in ingredient costs as a percent of sales and lower margins for the acquisitions, partially offset by improved manufacturing efficiency, reduced scrap and lower packaging costs as a percent of sales.

The warehouse delivery segment decrease as a percent of sales was primarily a result of lower labor, energy, inbound freight and packaging costs as a percent of sales, partially offset by significantly higher ingredients costs as a percent of sales. The Atlanta plant sale and closure, discussed below, had additional costs recorded in fiscal 2008 contributing to the lower costs as a percent of sales this fiscal year.

Selling, Distribution and Administrative Expenses.  The decrease as a percent of sales was due to lower labor costs as a percent of sales, including short-term incentive expenses, and also a decrease in distribution and advertising costs as a percent of sales, partially offset by increased pension costs.

The DSD segment selling, distribution and administrative expenses include discounts paid to the independent distributors utilized in our DSD system. The decrease as a percent of sales was primarily due to significantly lower labor and distribution expense as a percent of sales, partially offset by increased distributor discounts as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily attributable to higher sales and lower labor and distribution costs as a percent of sales.

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

Gain on Sale of Assets.  During the second quarter of fiscal 2008, the company completed the sale and closure of a plant facility in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses primarily for employee severance, obsolete inventory, and equipment relocation costs. Costs of $0.3 million is included in selling, distribution and administrative expenses relating to the sale and closure.

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

Net Income Attributable to Noncontrolling Interest.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption also impacted certain captions previously used on the consolidated statement of income by separately identifying net income, net income attributable to noncontrolling interests and net income attributable to Flowers Foods, Inc. Prior period information presented in this Form 10-K has been reclassified where required. All the earnings of the VIE were eliminated through noncontrolling interest due to the company not having any equity ownership in the VIE. The company was required to consolidate the VIE due to the VIE being capitalized with a less than substantive amount of legal form capital investment and the company accounting for a significant portion of the VIE’s revenues. See Note 14, Variable Interest Entity, of Notes to Condensed Consolidated Financial Statements of this Form 10-K for further information regarding the company’s VIE and why consolidation was discontinued as of January 3, 2010.

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

Flowers Foods’ cash and cash equivalents were $6.8 million at January 1, 2011 as compared to $18.9 million at January 2, 2010. The cash and cash equivalents were derived from the net of $306.1 million provided by operating activities, $104.3 million disbursed for investing activities and $213.9 million disbursed for financing activities.

Included in cash and cash equivalents at January 2, 2010 was $8.8 million related to a VIE the company previously consolidated, which was not available for use by the company.

Cash Flows Provided by Operating Activities.  Net cash of $306.1 million provided by operating activities consisted primarily of $137.0 million in net income adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$85,118
Stock-based compensation	13,678
Loss reclassified from accumulated other comprehensive income to net income	8,475
Deferred income taxes	3,888
Pension and postretirement expense	1,842
Provision for inventory obsolescence	1,047
Allowances for accounts receivable	547
Other	(285)

Total	$114,310

Cash provided by working capital and other activities was $54.7 million. As of January 1, 2011 and January 2, 2010, the company had $11.5 million and $0.8 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions. As of January 2, 2010, the company had $7.0 million recorded in other current assets representing collateral on deposit with counterparties for hedged positions. The cash associated with these positions is included in working capital and other activities.

In fiscal 2010, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) of $0.5 million and discretionary contributions of $0.4 million. Despite an average annual return on plan assets of 9.1% (net of expenses) over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008 which have not fully recovered. During 2011, the company expects to contribute $2.7 million. This amount represents the estimated minimum pension contribution required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its strong cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

In September of 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “Master Lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the Master Lease, on behalf of the lessor, the company may either develop distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases each have a term of 22 years following the completion of either the construction period or completion of the sale and lease-back. The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the Master Lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The lease does not include financial covenants.

During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the lease. During the fiscal years ended January 1, 2011 and January 2, 2010, the company did not enter into any additional commitments under the lease.

During the first quarter of fiscal 2011, the company estimates payments totaling $19.0 million, including our share of employment taxes and deferred compensation contributions, relating to its formula driven, performance-based cash bonus program.

In connection with the acquisition of Holsum in 2008, the company will make payments of up to $5.0 million in cash to the former shareholders of Holsum in contingent consideration because the company’s common stock did not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. We expect these payments to be made during the first quarter of fiscal 2011.

Cash Flows Disbursed for Investing Activities.  Net cash disbursed for investing activities for fiscal 2010 of $104.3 million included capital expenditures of $98.4 million. Capital expenditures at DSD and warehouse delivery were $69.3 million and $24.7 million, respectively. The company estimates capital expenditures of approximately $90.0 million to $100.0 million during fiscal 2011 part of which is for additional bun and thin bagel production lines.

Cash Flows Provided by Financing Activities.  Net cash disbursed for financing activities of $213.9 million during fiscal 2010 consisted primarily of dividend payments of $70.9 million, stock repurchases of $39.2 million, and payments for net debt borrowings of $111.3 million, partially offset by proceeds of $7.9 million from the exercise of stock options.

Credit Facility.  The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of January 1, 2011 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.00% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $0.0 million and $89.0 million in outstanding borrowings under the credit facility at January 1, 2011 and January 2, 2010, respectively.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 10, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. For Fiscal 2010, the company borrowed $418.5 million in revolving borrowings under the credit facility and repaid $529.8 million in revolving borrowings. On January 1, 2011, the company had $245.2 million available under the credit facility for working capital and general corporate purposes. The amount available under the credit facility is reduced by $4.8 million for letters of credit.

Term Loan.  On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for $150.0 million of amortized borrowings through the maturity date of August 4, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of January 1, 2011 and January 2, 2010, the company was in compliance with all restrictive financial covenants under the term loan. As of January 1, 2011 and January 2, 2010, the amounts outstanding under the term loan were $114.4 million and $131.3 million, respectively.

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

Credit Ratings.  Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility or term loan, but could affect future credit availability and cost.

Shelf Registration.  On February 8, 2011, the company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which will allow the company to sell, from time to time, certain securities, including common stock, preferred stock, debt securities and/or warrants, either individually or in units, in one or more offerings. The company has no specific plans to offer the securities covered by the registration statement, and is not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for general corporate purposes, which may include, share repurchases, refinancing existing indebtedness, capital expenditures, and possible acquisitions. The company has not allocated a specific portion of the net proceeds for any particular use at this time. The universal shelf registration statement is intended to provide the company with flexibility to raise funds through one or more offerings of its securities, subject to market conditions and the company’s capital needs.

Stock Repurchase Plan.  Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 1, 2011, 24.2 million shares at a cost of $404.2 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $39.2 million purchased during fiscal 2010.

Income Taxes.  Federal and state tax payments totaled $73.2 million, $76.5 million and $65.5 million during fiscal years 2010, 2009 and 2008, respectively, and were funded with cash flows from operations.

Distributor Arrangements.  The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes have a ten-year term, and the distributors pay principal and interest weekly. Each independent distributor has the right to require the company to repurchase the territories and trucks, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six- month period following the sale of a territory to the independent distributor. Beginning July 2006, the company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.8 million and $0.6 million as of January 1, 2011 and January 2, 2010, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor that is to be resold, company employees operate the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $105.4 million and $107.1 million as of January 1, 2011 and January 2, 2010, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $11.9 million and $6.5 million as of January 1, 2011 and January 2, 2010, respectively, of territories held for sale. The increase was primarily the result of higher turnover for expansion market distributor territories and certain routes that were repurchased for distributor route restructuring.

A majority of the independent distributors lease trucks through a third-party. It is generally the company’s policy not to provide third party guarantees. No liability is recorded in the consolidated financial statements with respect to such guarantees. When an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company operates the truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 1, 2011 and January 2, 2010, the company operated 256 and 155 territories with truck leases, respectively. Assuming the company does not resell these territories to new independent distributors, at January 1, 2011 and January 2, 2010, the maximum obligation associated with these truck leases was approximately $8.0 million and $4.7 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains with the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.  At January 1, 2011 and January 2, 2010, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations and Commitments.  The following table summarizes the company’s contractual obligations and commitments at January 1, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
					2015 and
	2011	2012	2013	2014	Thereafter

Contractual Obligations:
Long-term debt	$24,858	$39,843	$51,838	$221	$—
Interest payments(1)	3,895	2,340	487	5	—
Capital leases	3,574	2,221	2,075	2,300	372
Interest on capital leases	374	250	158	73	6
Non-cancelable operating lease obligations(2)	41,861	37,864	33,292	27,951	171,860
Pension and postretirement contributions and payments(3)	3,670	1,021	1,081	1,141	7,196
Deferred compensation plan obligations(4)	192	124	117	101	8,060
Purchase obligations(5)	170,842	—	—	—	—

Total contractual cash obligations	$249,266	$83,663	$89,048	$31,792	$187,494

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
					2015 and
	2011	2012	2013	2014	Thereafter

Commitments:
Standby letters of credit(6)	$4,798	$—	$—	$—	$—
Truck lease guarantees	56	276	44	37	193

Total commitments	$4,854	$276	$44	$37	$193

(1)	Interest payments represent expected fixed payments based on our interest rate swaps under our term loan. Interest payments on our credit facility are not included as these balances will fluctuate over time and the interest rates are variable.

(2)	Does not include lease payments expected to be incurred in fiscal year 2011 related to distributor vehicles and other short-term operating leases.

(3)	Includes the estimated company contributions to the pension plans during fiscal 2011 and the expected benefit payments for postretirement plans from fiscal 2011 through fiscal 2020.

(4)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP.

(5)	Represents the company’s various ingredient and packaging purchasing agreements, which meet the normal purchases exception for cash flow hedge accounting.

(6)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 1, 2011. Such amounts are not recorded on the consolidated balance sheets, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $4.2 million related to uncertain tax positions. Details regarding this liability are presented in Note 21, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

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

New Accounting Pronouncements

In January 2010, the FASB issued guidance related to fair value measurements requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3. The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The impact of adopting this guidance resulted in additional disclosures in Note 20, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities (“VIE”). The guidance is effective for fiscal years beginning after November 15, 2009. Prior to fiscal 2010, we consolidated a VIE, as disclosed in Note 14, Variable Interest Entity, of Notes to Consolidated Financial Statements of this Form 10-K, because we determined the company was the primary beneficiary. Under this guidance, we have determined that the company no longer qualifies as the primary beneficiary and ceased consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard was effective prospectively for interim and annual periods ending after June 15, 2009. See Note 25, Subsequent Events, of Notes to Consolidated Financial Statements of this Form 10-K for the required disclosures. In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events. The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed. This guidance was effective at issuance. The implementation of the standard and new guidance did not have an impact on our consolidated financial position and results of operations.

Information Regarding Non-GAAP Financial Measures

The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, non-gaap financial measures such as, EBITDA and gross margin excluding depreciation and amortization to measure the performance of the company and its operating divisions.

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

Gross margin excluding depreciation and amortization is used as a performance measure to provide additional transparent information regarding our results of operations on a consolidated and segment basis. Changes in depreciation and amortization are separately discussed and include depreciation and amortization for materials, supplies, labor and other production costs and operating activities.

Presentation of gross margin includes depreciation and amortization in the materials, supplies, labor and other production costs according to GAAP. Our method of presenting gross margin excludes the depreciation and amortization components, as discussed above. This presentation may differ from the methods used by other companies and may not be comparable to similarly titled measures used by other companies.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 1, 2011, the company’s hedge portfolio contained commodity derivatives with a fair value of $20.0 million. Of this fair value, $22.4 million is based on quoted market prices and $(2.4) million is based on models and other valuation methods. $20.4 million and $(0.4) million of this fair value relates to instruments that will be utilized in fiscal 2011 and fiscal 2012, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 1, 2011, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $18.3 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company has interest rate swaps with initial notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts match the quarterly principal payments on the $150.0 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of January 1, 2011, the fair value of these interest rate swaps was $(6.5) million. All of this fair value is based on valuation models and $(3.8) million, $(2.2) million, and $(0.5) million of this fair value is related to instruments expiring in fiscal 2011 through 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of January 1, 2011, a hypothetical ten percent change in interest rates would increase or decrease the fair value of the interest rate swap by $0.2 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase or decrease in payments under the interest rate swap would be substantially offset by increases or decreases in interest expense.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of January 1, 2011.

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and committees of the Board of Directors”, “Corporate Governance-Relationships Among

Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 15, 2011 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman of the Board and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on July 2, 2010 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2010 and Fiscal 2009 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this report.

1.  Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the fifty-two weeks ended January 1, 2011 and January 2,
2010 and the fifty-three weeks ended January 3, 2009.

Consolidated Balance Sheets at January 1, 2011 and January 2, 2010.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009.

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009.

3.  Exhibits. The following documents are filed as exhibits hereto:

Exhibit
No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.2	—	Rights Agreement between Flowers Foods, Inc. and First Union National Bank, as Rights Agent, dated March 23, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
4.3	—	Amendment No. 1, dated November 15, 2002, to Rights Agreement between Flowers Foods, Inc. and Wachovia Bank, N.A. (as successor in interest to First Union National Bank), as rights agent, dated March 23, 2001. (Incorporated by reference to Flowers Foods’ Registration Statement on Form 8-A, dated November 18, 2002, File No. 1-16247).
4.6	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).
10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit
No			Name of Exhibit

10.2		—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.3		—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.4		—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.5		—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.6		—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.7		—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).
10.8		—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.9		—	First Amendment and Waiver, dated October 5, 2007, among Flowers Foods, Inc., a Georgia corporation, the lenders party to the Credit Agreement and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated October 11, 2007, File No. 1-16247).
10.10		—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).
10.11		—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).
10.12		—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
10.13		—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
10.14		—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
*10	.15	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc.
*10	.16	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc..
*10	.17	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc..
21		—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
*23		—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No			Name of Exhibit

*31	.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended January 1, 2011.
*101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101	.INS	—	XBRL Instance Document.
*101	.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
*101	.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2011.

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

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board and Chief Executive Officer	February 23, 2011

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	February 23, 2011

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	February 23, 2011

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 23, 2011

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 23, 2011

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 23, 2011

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 23, 2011

/s/ JOSEPH L. LANIER, Jr. Joseph L. Lanier, Jr.	Director	February 23, 2011

/s/ AMOS R. MCMULLIAN Amos R. Mcmullian	Director	February 23, 2011

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 23, 2011

/s/ DAVID V. SINGER David V. Singer	Director	February 23, 2011

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 23, 2011

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 23, 2011

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 23, 2011

FLOWERS FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009	F-3
Consolidated Balance Sheets at January 1, 2011 and January 2, 2010	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009
F-5
Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2011 and January 2, 2010 and the fifty-three weeks ended January 3, 2009	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1), present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the company changed the manner in which it accounts for its variable interest entity in 2010.

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

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2011

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

			For the
	For the 52 Weeks Ended		53 Weeks Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(Amounts in thousands, except per share data)

Sales	$2,573,769	$2,600,849	$2,414,892
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,346,790	1,390,183	1,263,962
Selling, distribution and administrative expenses	935,999	926,418	894,800
Depreciation and amortization	85,118	80,928	73,312
Gain on acquisition	—	(3,013)	—
Gain on sale of assets	—	—	(2,306)
Asset impairment	—	—	3,108
Gain on insurance recovery	—	—	(686)

Income from operations	205,862	206,333	182,702
Interest expense	8,164	11,587	6,137
Interest income	(12,682)	(13,013)	(13,486)

Income before income taxes	210,380	207,759	190,051
Income tax expense	73,333	74,047	67,744

Net income	137,047	133,712	122,307
Less: net income attributable to noncontrolling interest	—	(3,415)	(3,074)

Net income attributable to Flowers Foods, Inc.	$137,047	$130,297	$119,233

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$1.50	$1.41	$1.29

Weighted average shares outstanding	91,420	92,200	92,432

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$1.49	$1.41	$1.28

Weighted average shares outstanding	92,108	92,733	93,157

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2011	January 2, 2010
	(Amounts in thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$6,755	$18,948

Accounts and notes receivable, net (Note 2)	166,281	178,708

Inventories, net:
Raw materials	20,879	20,952
Packaging materials	12,125	12,065
Finished goods	27,570	27,979

	60,574	60,996

Spare parts and supplies	37,085	35,437

Deferred income taxes	1,095	20,714

Other	41,924	24,152

Total current assets	313,714	338,955

Property, Plant and Equipment:
Land	67,036	64,816
Buildings	329,646	323,860
Machinery and equipment	795,869	737,150
Furniture, fixtures and transportation equipment	69,223	102,331
Construction in progress	22,480	27,006

	1,284,254	1,255,163
Less: accumulated depreciation	(679,561)	(652,587)

	604,693	602,576

Notes Receivable	92,860	94,457

Assets Held for Sale — Distributor Routes	11,924	6,535

Other Assets	5,113	4,157

Goodwill	200,153	201,682

Other Intangible Assets, net	97,032	103,080

	$1,325,489	$1,351,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$28,432	$25,763
Accounts payable	102,068	92,692
Other accrued liabilities	112,272	103,317

Total current liabilities	242,772	221,772

Long-Term Debt and Capital Leases	98,870	225,905

Other Liabilities:
Post-retirement/post-employment obligations	76,086	68,140
Deferred income taxes	66,680	63,748
Other	45,291	43,851

Total other liabilities	188,057	175,739

Commitments and Contingencies (Note 22)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued	—	—
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued	—	—
Common Stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock 11,011,494 shares and 10,200,387 shares, respectively	(214,683)	(189,250)
Capital in excess of par value	539,476	531,326
Retained earnings	503,689	437,524
Accumulated other comprehensive loss	(33,709)	(64,672)

Total Flowers Foods, Inc. stockholders’ equity	795,790	715,945
Noncontrolling interest	—	12,081

Total stockholders’ equity	795,790	728,026

Total liabilities and stockholders’ equity	$1,325,489	$1,351,442

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
		Common Stock		Capital		Other
	Comprehensive	Number of		in Excess		Comprehensive	Treasury Stock
	Income	Shares	Par	of Par	Retained	Income	Number of		Noncontrolling
	(Loss)	Issued	Value	Value	Earnings	(Loss)	Shares	Cost	Interest	Total
	(Amounts in thousands, except share data)

Balances at December 29, 2007		101,659,924	$1,017	$484,472	$303,386	$22,141	(9,755,350)	$(154,801)	$7,802	$664,017
Net income	$122,307				119,233				3,074	122,307
Derivative instruments	(60,320)					(60,320)				(60,320)
Amortization of prior service costs						204				204
Increase in minimum pension liability	(64,304)					(64,304)				(64,304)

Comprehensive (loss)	(2,317)
Comprehensive income attributable to noncontrolling interest	(3,074)

Comprehensive (loss) attributable to Flowers Foods, Inc.	$(5,391)

Stock repurchases							(1,720,148)	(44,072)		(44,072)
Exercise of stock options				(1,947)			289,775	4,626		2,679
Issuance of restricted stock awards				(3,984)			249,880	3,984		—
Issuance of deferred stock awards				(386)			24,045	386		—
Amortization of share-based compensation awards				10,566						10,566
Income tax benefits related to share-based payments				2,229						2,229
Conversion of deferred compensation (Note 13)				1,134						1,134
Distributions from noncontrolling interest to owners									(1,541)	(1,541)
Issuance for acquisitions				32,299			1,998,656	32,078		64,377
Dividends paid — $0.575 per common share					(53,222)					(53,222)

Balances at January 3, 2009		101,659,924	$1,017	$524,383	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income	$133,712				130,297				3,415	133,712
Derivative instruments	28,940					28,940				28,940
Net prior service costs	964					964				964
Amortization of actuarial loss	1,698					1,698				1,698
Reduction in minimum pension liability	6,005					6,005				6,005

Comprehensive income	171,319
Comprehensive income attributable to noncontrolling interest	(3,415)

Comprehensive income attributable to Flowers Foods, Inc.	$167,904

Stock repurchases							(1,793,534)	(40,531)		(40,531)
Exercise of stock options				(1,552)			232,024	4,166		2,614
Issuance of restricted stock awards				(4,416)			248,680	4,416		—
Issuance of deferred stock awards				(352)			19,450	352		—
Amortization of share-based compensation awards				11,792						11,792
Income tax benefits related to share-based payments				1,522						1,522
Conversion of deferred compensation (Note 13)				95						95
Issuance of deferred compensation				(146)			6,135	146		—
Distributions from noncontrolling interest to owners									(669)	(669)
Dividends paid — $0.675 per common share					(62,170)					(62,170)

Balances at January 2, 2010		101,659,924	$1,017	$531,326	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 14)									(12,081)	(12,081)
Net income	$137,047				137,047					137,047
Derivative instruments	35,769					35,769				35,769
Net prior service credits	(107)					(107)				(107)
Amortization of actuarial loss	1,303					1,303				1,303
Increase in minimum pension liability	(6,002)					(6,002)				(6,002)

Comprehensive income	$168,010

Stock repurchases							(1,548,771)	(39,184)		(39,184)
Exercise of stock options				(1,202)			486,887	9,086		7,884
Issuance of restricted stock awards				(4,102)			220,640	4,102		—
Issuance of deferred stock awards				(631)			33,920	631		—
Amortization of share-based compensation awards				12,995						12,995
Income tax benefits related to share-based payments				1,022						1,022
Share-based payment forfeitures				83			(4,425)	(83)		—
Issuance of deferred compensation				(15)			642	15		—
Dividends paid — $0.775 per common share					(70,882)					(70,882)

Balances at January 1, 2011		101,659,924	$1,017	$539,476	$503,689	$(33,709)	(11,011,494)	$(214,683)	$—	$795,790

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the		For the
	52 Weeks Ended		53 Weeks Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(Amounts in thousands)

Cash flows provided by (disbursed for) operating activities:
Net income	$137,047	$133,712	$122,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,118	80,928	73,312
Stock based compensation	13,678	11,855	10,594
Loss reclassified from accumulated other comprehensive income to net income	8,475	63,026	49
Gain on sale of assets	—	—	(2,306)
Gain on acquisition	—	(3,013)	—
Asset impairment	—	—	3,108
Deferred income taxes	3,888	3,307	2,814
Provision for inventory obsolescence	1,047	498	1,121
Allowances for accounts receivable	547	2,077	640
Pension and postretirement plans expense (benefit)	1,842	5,112	(5,772)
Other	(285)	39	(2,472)
Pension contributions	(909)	(450)	—
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	11,482	(476)	(22,340)
Inventories, net	(936)	(3,525)	(4,242)
Other assets	14,595	24,623	(52,058)
Accounts payable and other accrued liabilities	30,461	(81,704)	(29,883)

Net cash provided by operating activities	306,050	236,009	94,872

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(98,404)	(72,093)	(86,861)
Issuance of notes receivable	(10,843)	(12,436)	(18,633)
Proceeds from notes receivable	12,514	12,126	11,354
Acquisition of businesses, net of cash acquired	—	(24,565)	(170,077)
Deconsolidation of variable interest entity (Note 14)	(8,804)	—	—
Proceeds from sale of property, plant and equipment	1,075	6,919	4,899
Other	165	440	62

Net cash disbursed for investing activities	(104,297)	(89,609)	(259,256)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(70,882)	(62,170)	(53,222)
Exercise of stock options	7,884	2,614	2,679
Excess windfall tax benefit related to stock awards	977	1,386	1,976
Payment of financing fees	—	—	(788)
Stock repurchases	(39,184)	(40,531)	(44,072)
Change in book overdraft.	(1,432)	(7,735)	6,702
Proceeds from debt borrowings	418,500	848,326	645,250
Debt and capital lease obligation payments	(529,809)	(888,637)	(392,614)
Other	—	(669)	(1,541)

Net cash (disbursed for) provided by financing activities	(213,946)	(147,416)	164,370

Net decrease in cash and cash equivalents	(12,193)	(1,016)	(14)
Cash and cash equivalents at beginning of period	18,948	19,964	19,978

Cash and cash equivalents at end of period	$6,755	$18,948	$19,964

Schedule of non cash investing and financing activities:
Stock issued for acquisitions	$—	$—	$64,377
(Issuance) conversion of deferred compensation to common stock equivalent units	$(15)	$95	$1,134
Capital and right-to-use lease obligations	$13,332	$4,362	$1,804
Deconsolidation of VIE capital leases	$(26,389)	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,470	$11,275	$6,029
Income taxes paid, net of refunds of $623, $1,167 and $252, respectively	$72,554	$75,310	$65,255

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities.  In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIE”). The new accounting guidance caused a change in our accounting policy effective January 3, 2010. Generally, the new qualitative approach replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of applying this qualitative analysis, effective January 3, 2010, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company has elected to prospectively deconsolidate the VIE. Please see Note 14, Variable Interest Entity, for additional disclosure.

Fiscal Year End.  The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2010 and fiscal 2009 consisted of 52 weeks. Fiscal 2008 consisted of 53 weeks. Fiscal 2011 will consist of 52 weeks.

Revenue Recognition.  The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records estimated reductions to revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. Independent distributors receive a percentage of the wholesale price of product sold to retailers and other customers. The company records such amounts as selling, distribution and administrative expenses. Independent distributors do not pay royalty or royalty-related fees to the company.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2010, 2009 and 2008 the company recorded $744.7 million, $674.9 million and $651.5 million, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer (i.e. the independent distributor or retail customers) since that is when title and risk of loss is transferred.

The company’s production facilities deliver the products to independent distributors, who deliver the product to outlets of retail accounts that are within the distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). No revenue is recognized by the company upon delivery of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product by the company to the distributor or upon delivery of the product by the distributor to a PBS Outlet. It is recognized when the product is purchased by the end consumer. The product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 1, 2011 and January 2, 2010 was $4.2 million and $3.8 million, respectively.

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

The PBS Outlet submits the scan data that records the purchase by the consumer/customer to the company either daily or weekly. The company reconciles the scan data with the physical inventory data. A difference in the data indicates that “shrink” has occurred. Shrink is product unaccounted for by scan data or PBS Outlet inventory counts. A reduction of revenue and a balance sheet reserve is recorded at each reporting period for the estimated costs of shrink. The amount of shrink experienced by the company was immaterial in fiscal years 2010, 2009 and 2008.

The company purchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable is recorded for the sales price of the territory (for those situations when the company provides direct financing to the distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable and the territory’s carrying value is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers its distributor activity a cost of distribution. No revenue is recorded when the company sells a territory to an independent distributor. The deferred gains were $16.9 million and $19.3 million at January 1, 2011 and January 2, 2010, respectively. In the event the sales price of the territory exceeds the carrying amount of the territory, the gain is deferred and recorded over the 10-year life of the note receivable from the independent distributor. In addition, since the distributor has the right to require the company to repurchase the territory at the original purchase price within the six-month period following the date of sale, no gain is recorded on the sale of the territory during this six-month period. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining nine and one-half years of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The company recorded net gains of $4.2 million during fiscal 2010, $3.9 million during fiscal 2009 and $2.1 million during fiscal 2008 related to the sale of territories as a component of selling, distribution and administrative expenses.

Cash and Cash Equivalents.  The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.  Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning	Charged to	Write-Offs	Ending
	Balance	Expense	and Other	Balance

Fiscal 2010	$469	$547	$494	$522
Fiscal 2009	$378	$2,077	$1,986	$469
Fiscal 2008	$131	$640	$393	$378

Concentration of Credit Risk.  The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2010, 2009 and 2008 accounted for 46.5%, 46.0% and 45.6% of sales, respectively. Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for fiscal years 2010, 2009 and 2008.

	Percent of Sales
		Warehouse
	DSD	Delivery	Total

Fiscal 2010	18.2%	3.6%	21.8%
Fiscal 2009	18.1%	2.9%	21.0%
Fiscal 2008	18.0%	2.5%	20.5%

Inventories.  Inventories at January 1, 2011 and January 2, 2010 are valued at the lower of cost or market using the first-in-first-out method. The company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Shipping Costs.  Shipping costs are included in the selling, distribution and administrative line item of the consolidated statements of income. For fiscal years 2010, 2009, and 2008, shipping costs were $577.3 million, $578.0 million, and $548.4 million, respectively, including distributor discounts.

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

Property, Plant and Equipment and Depreciation.  Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $13.4 million and $41.3 million at January 1, 2011 and January 2, 2010, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense. Total accumulated depreciation for assets held under capital leases was $3.3 million and $15.3 million at January 1, 2011 and January 2, 2010, respectively. The significant decrease in gross equipment held under capital leases is due to the deconsolidation of the variable interest entity as discussed in Note 14, Variable Interest Entity.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2010, 2009 and 2008 was $79.1 million, $75.1 million and $70.3 million, respectively. The company recorded capitalized interest of $0.2 million during fiscal 2009 and $0.2 million during fiscal 2008. The company recorded an immaterial amount of capitalized interest during fiscal 2010.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.  The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal years 2010, 2009 or 2008. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

Impairment of Long-Lived Assets.  The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. During fiscal 2008, the company had an impairment charge of $3.1 million as discussed in Note 5, Asset Impairment. There were no impairment charges during fiscal 2010 and fiscal 2009.

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

Advertising and Marketing Costs.  Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $14.4 million, $11.3 million and $12.6 million for fiscal years 2010, 2009 and 2008, respectively.

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

Software Development Costs.  The company expenses software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $6.2 million and $2.5 million at January 1, 2011

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and January 2, 2010, respectively. Amortization expense of capitalized software development costs, which is included in depreciation expense in the consolidated statements of income, was $1.7 million, $1.1 million and $2.8 million in fiscal years 2010, 2009 and 2008, respectively.

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

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying consolidated statement of operations.

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

Net Income Per Common Share.  Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. Our nonvested performance contingent restricted stock awards granted prior to the February 9, 2010 grant are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. As a result, we computed basic earnings per common share under the two-class method for those awards. The performance contingent restricted stock awards granted on February 9, 2010 do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. A grant issued on February 10, 2011 also does not contain a non-forfeitable right to dividend equivalents and will be included in the computation for diluted net income per share.

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

In January 2010, the FASB issued guidance related to fair value measurements requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3. The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The impact of adopting this guidance resulted in additional disclosures in Note 20, Postretirement Plans.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. Prior to fiscal 2010, we consolidated a VIE, as disclosed in Note 14, Variable Interest Entity, because we determined the company was the primary beneficiary. Under this guidance, we have determined that the company no longer qualifies as the primary beneficiary and prospectively ceased consolidating the VIE beginning in the first quarter of fiscal 2010. The company will continue to record certain of the trucks and trailers the VIE uses for distributing our products as right to use leases.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard was effective prospectively for interim and annual periods ending after June 15, 2009. See Note 25, Subsequent Events, for the required disclosures. In February 2010, the FASB issued new guidance that amended certain recognition and disclosure requirements for subsequent events. The guidance changed the requirement for public companies to report the date through which subsequent events were reviewed. This guidance was effective at issuance. The implementation of the standard and new guidance did not have an impact on our consolidated financial position and results of operations.

Note 4.	Gain on Sale of Assets

During the second quarter of fiscal 2008, the company completed the sale and closure of a plant in Atlanta, Georgia resulting in a gain of $2.3 million. The company incurred $1.7 million of cost of goods sold expenses related to the closure primarily for employee severance, obsolete inventory, and equipment relocation costs. An additional $0.3 million related to the closure of the facility is included in selling, distribution and administrative expenses.

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

The company provides direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed over ten

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years bearing an interest rate of 12%. During fiscal years 2010, 2009 and 2008, $12.7 million, $12.9 million and $13.0 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. Additional details are included in Note 15, Fair Value of Financial Instruments.

Note 7.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales, and this value is charged to earnings. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At January 1, 2011 and January 2, 2010, territories recorded as assets held for sale were $11.9 million and $6.5 million, respectively. The company held and operated approximately 300 and 150 such independent distributor territories held for sale at January 1, 2011 and January 2, 2010, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment as required. The increase was primarily the result of higher turnover for expansion market distributor territories and certain routes that were repurchased for distributor route restructuring.

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

Note 8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill from fiscal 2009 to fiscal 2010, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total

Balance as of January 3, 2009	$195,558	$4,477	$200,035
Goodwill adjustments during fiscal 2009	$(977)	$—	$(977)
Goodwill acquired during fiscal 2009	$—	$2,624	$2,624

Balance as of January 2, 2010	$194,581	$7,101	$201,682
Adjustment for deconsolidation of VIE (Note 14)	(1,529)	—	(1,529)

Balance as of January 1, 2011	$193,052	$7,101	$200,153

During the 52 weeks ended January 2, 2010, the company acquired two companies that are included in the warehouse delivery segment. During the 53 weeks ended January 3, 2009, the company acquired two companies

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are included in the DSD operating segment. See Note 9, Acquisitions, for goodwill and amortizable intangible asset increases related to the Holsum, ButterKrust and Leo’s acquisitions.

As of January 1, 2011 and January 2, 2010, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 1, 2011			January 2, 2010
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value

Trademarks	$35,268	$4,687	$30,581	$35,268	$3,144	$32,124
Customer relationships	75,434	13,675	61,759	75,434	9,738	65,696
Non-compete agreements	1,874	1,353	521	1,874	1,309	565
Distributor relationships	2,600	413	2,187	2,600	240	2,360
Supplier agreements	1,050	566	484	1,050	215	835

Total	$116,226	$20,694	$95,532	$116,226	$14,646	$101,580

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

Aggregate amortization expense for fiscal 2010, 2009, and 2008 were as follows (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Amortizable intangible assets expense	$6,048	$5,923	$3,258
Amortizable intangible liabilities (income)	(44)	(44)	(240)

Total	$6,004	$5,879	$3,018

Estimated amortization of intangibles for 2011 and the next four years thereafter is as follows (amounts in thousands):

Amortization of
Intangibles

2011	$6,003
2012	$5,677
2013	$5,488
2014	$5,389
2015	$5,237

Note 9.	Acquisitions

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate purchase price was $143.9 million, consisting of $80.0 million in cash, including the payoff of certain indebtedness, 1,998,656 shares of company common stock, contingent consideration, a working capital adjustment and acquisition costs. The contingent consideration payment of up to $5.0 million is payable to the former shareholders of Holsum in cash should the company’s common stock not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. As a result, we recorded the shares at the target value of $32.21 per share. The company’s common stock did not trade over the target price as required so the company will make payments of up to $5.0 million. We expect these payments to be made during the first quarter of fiscal 2011.

The following table presents the allocation of the acquisition cost, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At August 11, 2008

Purchase price:
Cash, including acquisition costs	$80,026
Common stock	64,377
Working capital adjustment	(476)

Total consideration		$143,927

Allocation of purchase price:
Current assets, including a current deferred tax asset of $0.3 million	$18,626
Property, plant, and equipment	54,019
Other assets	1,202
Intangible assets	64,900
Goodwill	65,154

Total assets acquired		$203,901
Current liabilities	$17,972
Deferred tax liabilities	33,518
Long-term liabilities	8,484

Total liabilities assumed		$59,974

Net assets acquired		$143,927

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

As of January 1, 2011, the company’s commodity hedge portfolio contained derivatives with a fair value of $20.0 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Other current	$22.4	$—	$—	$22.4

Total	22.4	—	—	22.4

Liabilities:
Other current	—	(2.0)	—	(2.0)
Other long-term	—	(0.4)	—	(0.4)

Total	—	(2.4)	—	(2.4)

Net Fair Value	$22.4	$(2.4)	$—	$20.0

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2012. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. The company held no commodity derivatives at January 1, 2011 that did not qualify for hedge accounting. During fiscal years 2010, 2009 and 2008 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in fair value of these instruments.

As of January 1, 2011, the balance in accumulated other comprehensive income related to commodity derivative transactions was $27.9 million. Of this total, approximately $12.5 million and $(0.2) million were related to instruments expiring in 2011 and 2012, respectively, and $15.6 million was related to deferred gains on cash flow hedge positions.

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During the 53 weeks ended January 3, 2009, $0.6 million was recorded to income for net gains obtained from exiting derivative positions acquired with ButterKrust and Holsum that did not qualify for hedge accounting treatment. During fiscal 2009, $0.4 million was recorded to expense for net losses from discontinuing hedge accounting and exiting of a position in the commodity hedge portfolio. During fiscal 2010 there were no discontinued hedge positions.

Interest Rate Risk

The company entered interest rate swaps with initial notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts are adjusted to match the scheduled quarterly principal payments on the $150.0 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility.

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

As of January 1, 2011, the fair value of the interest rate swaps was $(6.5) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Liabilities:
Other current	$—	$(3.8)	$—	$(3.8)
Other long-term	—	(2.7)	—	(2.7)

Total	—	(6.5)	—	(6.5)

Net Fair Value	$—	$(6.5)	$—	$(6.5)

As of January 2, 2010, the fair value of the interest rate swaps was $(6.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total

Liabilities:
Other current	$—	$(4.3)	$—	$(4.3)
Other long-term	—	(2.4)	—	(2.4)

Total	—	(6.7)	—	(6.7)

Net Fair Value	$—	$(6.7)	$—	$(6.7)

During fiscal 2010, fiscal 2009 and fiscal 2008, interest expense of $4.6 million, $5.2 million and $0.1 million, respectively, was recognized due to periodic settlements of the swaps.

As of January 1, 2011, the balance in accumulated other comprehensive (loss) related to interest rate derivative transactions was $(4.0) million. Of this total, approximately $(2.3) million, $(1.4) million, and $(0.3) million, were related to instruments expiring in 2011 through 2013, respectively and an immaterial amount was related to deferred losses on cash flow hedge positions.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company had the following derivative instruments recorded on the consolidated balance sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives	January 1, 2011		January 2, 2010		January 1, 2011		January 2, 2010
Designated as	Balance		Balance		Balance		Balance
Hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Instruments	Location	Value	Location	Value	Location	Value	Location	Value

					Other current		Other current
Interest rate contracts	—	$—	—	$—	liabilities	$3,789	liabilities	$4,271
					Other long term		Other long term
Interest rate contracts	—	—	—	—	liabilities	2,684	liabilities	2,459
					Other current		Other current
Commodity contracts	Other current assets	22,380	Other current assets	2,501	liabilities	2,032	liabilities	6,143
					Other long term		Other long term
Commodity contracts	Other long term assets	—	Other long term assets	—	liabilities	371	liabilities	78

Total		$22,380		$2,501		$8,876		$12,951

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded on the consolidated statements of income, all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)
	Recognized in OCI on
	Derivative (Effective Portion)(Net of tax)
	For the 52	For the 52	For the 53
Derivatives in	Weeks Ended	Weeks Ended	Weeks Ended
Cash Flow Hedging	January 1,	January 2,	January 3,
Relationships	2011	2010	2009

Interest rate contracts	$(2,684)	$(1,512)	$(5,780)
Commodity contracts	30,384	(11,491)	(54,480)

Total	$27,700	$(13,003)	$(60,260)

	Amount of (Gain) or Loss Reclassified
	from Accumulated OCI into Income
	(Effective Portion)(Net of tax)
	For the 52	For the 52	For the 53	Location of (Gain) or Loss
Derivatives in	Weeks Ended	Weeks Ended	Weeks Ended	Reclassified from AOCI
Cash Flow Hedging	January 1,	January 2,	January 3,	into Income
Relationships	2011	2010	2009	(Effective Portion)

Interest rate contracts	$2,857	$3,182	$(30)	Interest expense (income)
				Selling, distribution and
Commodity contracts	—	(1,475)	—	administrative expenses
Commodity contracts	5,212	40,236	(30)	Production costs(1)

Total	$8,069	$41,943	$(60)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount of Gain or (Loss) Recognized in
Income on
Derivative (Ineffective Portion and Amount
	Excluded from			Location of Gain or (Loss)
	Effectiveness Testing, Net of tax)			Recognized in Income on
	For the			Derivative (Ineffective
	52 Weeks	For the 52	For the 53	Portion and Amount
	Ended	Weeks Ended	Weeks Ended	Excluded from
Derivatives in Cash	January 1,	January 2,	January 3,	Effectiveness Testing,
Flow Hedging Relationships	2011	2010	2009	Net of tax)

Interest rate contracts	$—	$—	$—	Selling, distribution and administrative expenses
Commodity contracts	—	(698)	582	Selling, distribution and administrative expenses

Total	$—	$(698)	$582

As of January 1, 2011, the company had entered into the following financial contracts to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)

Interest rate contracts	$114.4
Wheat contracts	133.7
Soybean oil contracts	14.8
Natural gas contracts	14.2

Total	$277.1

The company’s derivative instruments contained no credit-risk-related contingent features at January 1, 2011. As of January 1, 2011 and January 2, 2010, the company had $0.0 million and $7.0 million, respectively, recorded in other current assets, and $11.5 million and $0.8 million, respectively, recorded in other accrued liabilities representing collateral from counterparties for hedged positions.

Note 11.	Other Current Assets

Other current assets consist of:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Prepaid assets	$11,139	$9,022
Collateral to counterparties for derivative positions	—	7,023
Fair value of derivative instruments	22,380	2,501
Income taxes receivable	7,622	3,616
Other	783	1,990

Total	$41,924	$24,152

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Other Accrued Liabilities

Other accrued liabilities consist of:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Employee compensation	$50,015	$47,780
Fair value of derivative instruments	5,822	10,414
Insurance	20,036	17,521
Income taxes payable	—	459
Collateral from counterparties for derivative positions	11,524	797
Other	24,875	26,346

Total	$112,272	$103,317

Note 13.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at January 1, 2011 and January 2, 2010:

	Interest Rate at
	January 1,	Final	January 1,	January 2,
	2011	Maturity	2011	2010
	(Amounts in thousands)

Unsecured credit facility	—	2012	$—	$89,000
Unsecured term loan	5.00%	2013	114,375	131,250
Capital lease obligations	4.82%	2015	10,541	26,555
Other notes payable	5.60%	2013	2,386	4,863

			127,302	251,668
Due within one year			28,432	25,763

Due after one year			$98,870	$225,905

On August 1, 2008, the company entered into a Credit Agreement (“term loan”) with various lending parties for $150.0 million. The term loan provides for borrowings through the maturity date of August 4, 2013 for the purpose of completing acquisitions. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of January 1, 2011, the amount outstanding under the term loan was $114.4 million.

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

The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) expiring October 5, 2012. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and meet presently foreseeable financial requirements. As of January 1, 2011 and January 2, 2010, the company was in compliance with all restrictive financial covenants under its credit facility.

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

The company paid financing costs of $0.3 million in connection with its credit facility during fiscal 2007. These costs were deferred and, along with unamortized costs of $0.6 million relating to the company’s former credit facility are being amortized over the term of the credit facility.

Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other accrued current liabilities on our consolidated balance sheets. As of January 1, 2011 and January 2, 2010, the book overdraft balance was $9.7 million and $11.1 million, respectively.

Though it is generally the company’s policy not to provide third party guarantees, the company has guaranteed, through their respective terms, approximately $0.6 million and $0.8 million in leases at January 1, 2011 and January 2, 2010, respectively that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, distribution and administrative expenses and amounted to $3.7 million, $2.6 million and $3.0 million for fiscal years 2010, 2009 and 2008, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at January 1, 2011 and January 2, 2010, was approximately $8.0 million and $4.7 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at January 1, 2011 and January 2, 2010 related to this obligation.

The company also had standby letters of credit (“LOCs”) outstanding of $4.8 million and $4.8 million at January 1, 2011 and January 2, 2010, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of buildings, machinery and equipment and transportation equipment.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of debt outstanding, including capital leases, as of January 1, 2011, are as follows (amounts in thousands):

2011	$28,432
2012	42,064
2013	53,913
2014	2,521
2015	372
2016 and thereafter	—

Total	$127,302

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 22 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to twenty-three years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis unless another basis is more representative of the time pattern for the leased equipment, in which case that basis is used. The capital leases are primarily used for distribution vehicle financing and provide the company with the option to purchase the vehicles at a fixed residual or fair value at the end of the lease term. Future minimum lease payments under scheduled leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)

2011	$3,948	$41,861
2012	2,471	37,864
2013	2,233	33,292
2014	2,373	27,951
2015	378	22,567
2016 and thereafter	—	149,293

Total minimum payments	11,403	$312,828

Amount representing interest	862

Obligations under capital leases	10,541
Obligations due within one year	3,574

Long-term obligations under capital leases	$6,967

Rent expense for all operating leases amounted to $62.9 million for fiscal 2010, $59.3 million for fiscal 2009 and $56.0 million for fiscal 2008.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fiscal year ended January 3, 2009, the company entered into an additional $25.6 million of operating lease commitments under the Master Lease. During the fiscal years ended January 1, 2011 and January 2, 2010, the company did not enter into any additional operating lease commitments under the Master Lease.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

Our directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at January 1, 2011 and January 2, 2010 was $8.6 million and $7.2 million, respectively.

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

No material guarantees or indemnifications have been entered into by the company through January 1, 2011.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. The amount for property, plant and equipment and capital lease obligations was $11.9 million at January 3, 2010. As of January 1, 2011, there was $9.7 million in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Following is the effect of the VIE during fiscal years 2009 and 2008:

	Fiscal 2009		Fiscal 2008
	VIE	% of Total	VIE	% of Total
	(Dollars in thousands)

Assets as of respective fiscal year ends	$39,606	2.9%	$33,452	2.5%
Sales	$12,370	0.5%	$10,369	0.4%
Income before income taxes	$3,415	1.6%	$3,074	1.6%

As of January 2, 2010 and January 3, 2009, the assets consist primarily of $27.5 million and $23.2 million, respectively, of transportation equipment recorded as capital lease obligations.

Note 15.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans would be made to distributors with similar credit ratings and for the same maturities. However, the company utilizes 3,582 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at January 1, 2011 approximates the recorded value. For fair value disclosure information about our derivative assets and liabilities see Note 10, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 20, Postretirement Plans.

At January 1, 2011 and January 2, 2010, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	January 1, 2011	January 2, 2010

Distributor notes receivable	$105,396	$107,067
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	12,536	12,610

Long-term portion of distributor notes receivable	$92,860	$94,457

At January 1, 2011 and January 2, 2010, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

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

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorized stock repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 1, 2011, 24.2 million shares at a cost of $404.2 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $39.2 million purchased during fiscal 2010.

Dividends

During fiscal years 2010, 2009 and 2008, the company paid dividends of $70.9 million, or $0.775 per share, $62.2 million, or $0.675 per share and $53.2 million, or $0.575 per share, respectively.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2008. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/9/2010	2/9/2009	2/4/2008

Shares granted	1,136	993	850
Exercise price($)	25.01	23.84	24.75
Vesting date	2/9/2013	2/9/2012	2/4/2011
Fair value per share($)	5.54	5.87	5.80
Dividend yield(%)(1)	3.00	2.20	1.90
Expected volatility(%)(2)	30.60	31.80	27.30
Risk-free interest rate(%)(3)	2.35	2.00	2.79
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at January 1, 2011	1,128	988	843

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2010, 2009 and 2008 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110, as the company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for fiscal years 2010, 2009 and 2008 pursuant to the EPIP is set forth below:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Amounts in thousands, except price data)

Outstanding at beginning of year	3,734	$20.34	2,975	$18.46	2,417	$15.15
Granted	1,136	$25.01	993	$23.84	850	$24.75
Exercised	(487)	$16.19	(232)	$11.04	(288)	$9.25
Forfeitures	(18)	$24.57	(2)	$18.68	(4)	$22.30

Outstanding at end of year	4,365	$22.00	3,734	$20.34	2,975	$18.46

Exercisable at end of year	1,406		1,069		1,303

Weighted average fair value of options granted during the year	$5.54		$5.87		$5.80

As of January 1, 2011, all options outstanding under the EPIP had an average exercise price of $22.00 and a weighted average remaining contractual life of 4.34 years.

As of January 1, 2011, there was $5.2 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.61 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2010, 2009 and 2008 are set forth below (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Cash received from option exercises	$7,884	$2,614	$2,679
Cash tax windfall benefit, net	$683	$909	$1,543
Intrinsic value of stock options exercised	$4,409	$2,948	$4,470

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

In connection with the vesting of 209,950 shares of restricted stock granted in February 2008, during fiscal 2010, an additional 41,990 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount.

The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, at retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to dividend and voting rights on the restricted shares for the 2009 and 2008 grants. The 2010 grant does not include the right to receive dividends until vesting. Dividends declared and paid during the vesting period will accrue and will be paid at vesting and will not exceed 100% of the award. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility;

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

Grant date	2/9/2010	2/9/2009	2/4/2008

Shares granted	179	204	210
Vesting date	2/9/2012	2/9/2011	2/4/2010
Fair value per share	$26.38	$24.96	$27.03

The performance-contingent restricted stock activity for fiscal years 2010, 2009 and 2008 is set forth below:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	414	$26.01	432	$23.92	536	$18.41
Granted*	221	$21.36	204	$24.96	210	$27.03
Vested*	(252)	$22.53	(222)	$20.98	(314)	$16.59
Forfeitures	(4)	$25.87	—	$—	—	$—

Balance at end of year	379	$25.62	414	$26.01	432	$23.92

*	Includes 41,990 additional shares for the 2008 grant that exceeded the S&P TSR by the maximum amount as discussed above.

As of January 1, 2011, there was $2.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.01 years. The fair value of restricted share awards that vested during fiscal 2010 was $6.1 million on the vesting date which includes the incremental shares issued when the 2008 award exceeded the S&P TSR maximum amount discussed above.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at January 1, 2011 and January 2, 2010 was $4.2 million and $3.5 million, respectively, and is recorded in other long-term liabilities. During the fiscal year ended January 2, 2010, the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 are paid out at the time dividends are paid to other common shareholders.

The fair value of the rights at January 1, 2011 ranged from $8.07 to $20.73. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at January 1, 2011: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 2.02% and expected life of 0.35 years to 2.70 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights activity for fiscal years 2010, 2009, and 2008 is set forth below:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands,
	except price data)

Balance at beginning of year	231	231	231
Rights vested	—	—	—
Rights exercised	—	—	—
Forfeitures	—	—	—

Balance at end of year	231	231	231

Weighted average — grant date fair value	$11.14	$11.14	$11.14

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

The deferred stock activity for fiscal years 2010, 2009, and 2008 is set forth below:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value	Shares	Value
	(Amounts in thousands, except price data)

Balance at beginning of year	130	$21.90	101	$23.30	55	$21.03
Issued	64	$23.11	48	$20.08	70	$24.58
Exercised	(34)	$20.57	(19)	$24.72	(24)	$21.91

Balance at end of year	160	$22.66	130	$21.90	101	$23.30

As of January 1, 2011, there was $0.7 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 0.60 years. The fair value of deferred stock awards that vested during fiscal 2010 was $0.8 million.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the company’s stock based compensation expense for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Stock options	$6,931	$5,070	$4,408
Restricted stock	4,727	5,359	4,827
Stock appreciation rights	683	63	28
Deferred stock	1,337	1,363	1,331

Total stock based compensation	$13,678	$11,855	$10,594

Note 18.	Comprehensive Income (Loss)

The company had other comprehensive income (losses) resulting from its accounting for derivative financial instruments and additional minimum liability related to its defined benefit pension plans. Total comprehensive income (loss), determined as net income adjusted by other comprehensive income (loss), was $168.0 million, $167.9 million and $(5.4) million for fiscal years 2010, 2009 and 2008, respectively.

During fiscal years 2010, 2009 and 2008, changes to accumulated other comprehensive income (loss), net of income tax, were as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Accumulated other comprehensive (loss) income, beginning balance	$(64,672)	$(102,279)	$22,141
Derivative transactions:
Net deferred (losses) gains on closed contracts, net of income tax of $8,103, $(15,847) and $(17,579), respectively	12,968	(25,314)	(28,081)
Reclassified to earnings (materials, labor and other production costs), net of income tax of $5,051, $26,257 and $(38), respectively	8,069	41,943	(60)
Effective portion of change in fair value of hedging instruments, net of income tax of $9,223, $7,707 and $(20,145) respectively	14,732	12,311	(32,179)
Minimum pension liability, net of income tax of $(3,758), $3,759 and $(40,256), respectively	(6,002)	6,005	(64,304)
Amortization of actuarial loss, net of income tax of $815 and $1,063	1,303	1,698	—
Amortization of prior service (credits) and costs, net of income tax of $(67), $603 and $129	(107)	964	204

Accumulated other comprehensive loss, ending balance	$(33,709)	$(64,672)	$(102,279)

The balance of accumulated other comprehensive income (loss) consists of the following:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Derivative financial instruments	$23,905	$(11,864)
Pension and postretirement related	(57,614)	(52,808)

Total	$(33,709)	$(64,672)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Earnings Per Share

In June 2008, the FASB issued guidance on earnings per share that now classifies unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) as participating securities, and should be included in the two-class method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and are now included in the basic computation. The company’s unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. We have retrospectively adjusted earnings per common share for fiscal 2008. The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2010, 2009 and 2008 (amounts in thousands, except per share data):

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Net income attributable to Flowers Foods, Inc.	$137,047	$130,297	$119,233
Dividends on restricted shares not expected to vest*	—	—	—

Net income attributable to common and participating shareholders	$137,047	$130,297	$119,233

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	91,197	91,787	92,016
Weighted average shares outstanding for participating securities	223	413	416

Basic weighted average shares outstanding per common share	91,420	92,200	92,432

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$1.50	$1.41	$1.29

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	91,420	92,200	92,432
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	688	533	725

Diluted weighted average shares outstanding per common share	92,108	92,733	93,157

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$1.49	$1.41	$1.28

*	The company expects all restricted share awards outstanding at January 1, 2011 and January 2, 2010 to vest.

Stock options to purchase 1,128,738 shares of common stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended January 1, 2011 because their effect would have been anti-dilutive. Stock options to purchase 1,841,417 shares of common stock were not included in the computation of diluted earnings per share for the fifty-two weeks ended January 2, 2010 because their effect would have been anti-dilutive. Fiscal 2008 did not have anti-dilutive shares excluded in the computation.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Postretirement Plans

For fiscal 2010, the company used a measurement date of December 31, 2010 which is the last trading date before the company’s fiscal year end of January 1, 2011.

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 1, 2011 as compared to accounts at January 2, 2010:

	As of
	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Current benefit liability	$1,011	$841
Noncurrent benefit liability	$76,086	$68,140
Accumulated other comprehensive loss	$57,614	$52,808

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. Benefits under most of the company’s pension plans are frozen. The company continues to maintain a plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2010 and December 31, 2009, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $0.2 million for fiscal 2011.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Service cost	$388	$312	$293
Interest cost	18,666	18,667	17,623
Expected return on plan assets	(20,663)	(18,935)	(25,196)
Amortization:
Actuarial loss	2,177	2,727	—

Net periodic pension cost (income)	568	2,771	(7,280)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	11,924	(8,153)	103,002
Amortization of actuarial gain (loss)	(2,177)	(2,727)	—

Total recognized in other comprehensive (loss) income	9,747	(10,880)	103,002

Total recognized in net periodic benefit (income) cost and other comprehensive income	$10,315	$(8,109)	$95,722

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual return (loss) on plan assets for fiscal years 2010, 2009 and 2008 was $27.0 million, $37.9 million and $(77.5) million, respectively.

Approximately $2.7 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2011 relating to the company’s pension plans.

The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$320,040	$305,974
Service cost	388	312
Interest cost	18,666	18,667
Actuarial loss	18,273	10,812
Benefits paid	(16,294)	(15,725)

Benefit obligation at end of year	$341,073	$320,040

Change in plan assets:
Fair value of plan assets at beginning of year	$266,173	$243,549
Actual (loss) return on plan assets	27,012	37,899
Employer contribution	909	450
Benefits paid	(16,294)	(15,725)

Fair value of plan assets at end of year	$277,800	$266,173

Funded status, end of year:
Fair value of plan assets	$277,800	$266,173
Benefit obligations	341,073	320,040

Funded status and amount recognized at end of year	$(63,273)	$(53,867)

Amounts recognized in the balance sheet:
Noncurrent liability	(63,273)	(53,867)

Amount recognized at end of year	$(63,273)	$(53,867)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$96,638	$86,891

Accumulated benefit obligation at end of year	$340,211	$319,279

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $341.1 million, $340.2 million, and $277.8 million, respectively, at January 1, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at January 2, 2010 were $320.0 million, $319.3 million and $266.2 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2010	12/31/2009	12/31/2008
Discount rate	5.48%	5.98%	6.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	1/1/2010	1/1/2009	1/1/2008
Discount rate	5.98%	6.25%	6.25	%(1)
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%

(1)	The ButterKrust pension plans were acquired August 4, 2008. The discount rate used to determine net periodic benefit (income) cost for these plans was 6.75%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2010, as compared with the average annual return on the plan assets over the last 15 years of approximately 9.1% (net of expenses).

Plan Assets

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2010 and December 31, 2009, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2010
	Quoted prices in
	active markets	Significant	Significant
	for identical	Observable Inputs	Unobservable
Asset Class	assets (Level 1)	(Level 2)	Inputs (Level 3)	Total

Short term investments and cash	$4,930	$—	$—	$4,930
Equity securities:
U.S. companies	111,098	—	—	111,098
International companies	4,475	—	—	4,475
International equity funds(a)	—	35,498	—	35,498
Fixed income securities:
Domestic mutual funds(b)	17,679	—	—	17,679
Private equity funds(c)	—	12,502	—	12,502
Real estate(d)	—	—	8,881	8,881
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,657	9,657
Hedged equity funds(f)	—	—	31,929	31,929
Absolute return funds(c)	—	—	40,110	40,110
Other assets and (liabilities)(g)	—	—	960	960
Accrued income(g)	—	—	81	81

Total	$138,182	$48,000	$91,618	$277,800

	Fair value of Pension Plan Assets as of December 31, 2009
	Quoted prices in
	active markets	Significant	Significant
	for identical	Observable Inputs	Unobservable
Asset Class	assets (Level 1)	(Level 2)	Inputs (Level 3)	Total

Short term investments and cash	$8,729	$—	$—	$8,729
Equity securities:
U.S. companies	98,899	—	—	98,899
International companies	4,941	—	—	4,941
International equity funds(a)	—	33,946	—	33,946
Fixed income securities:
Domestic mutual funds(b)	20,870	—	—	20,870
Convertible equity	398	—	—	398
Private equity funds(c)	—	—	13,235	13,235
Real estate(d)	—	—	7,762	7,762
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,286	9,286
Hedged equity funds(f)	—	—	29,913	29,913
Absolute return funds(c)	—	—	38,038	38,038
Other assets and liabilities(g)	—	—	22	22
Accrued income(g)	—	—	134	134

Total	$133,837	$33,946	$98,390	$266,173

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This class invests primarily in U.S. government issued securities.

(c)	This class invests primarily in absolute return strategy funds.

(d)	This class includes funds that invest primarily in U.S. commercial real estate.

(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This class invests primarily in hedged equity funds.

(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

The following table provides information on the Pension Plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2010 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed income		Guaranteed		Absolute	Other assets and
	securities -	Real Estate	Insurance	Hedged Equity	Return	liabilities and
	Alternative	Funds	Contracts	Funds	Funds	accrued income	Totals

Balance at December 31, 2009	$13,235	$7,762	$9,286	$29,913	$38,038	$156	$98,390
Actual return on plan assets:							—
Relating to assets still held at the measurement date	—	1,274	282	2,016	3,072	—	6,644
Relating to assets sold during the period	—	(106)	—	—	—	—	(106)
Transfers out of Level 3*	(13,235)	—	—	—	—	—	(13,235)
Purchases, sales, and settlements	—	(49)	89	—	(1,000)	885	(75)

Ending balance at December 31, 2010	$—	$8,881	$9,657	$31,929	$40,110	$1,041	$91,618

*	The alternative fixed income security was transferred out of a Level 3 classified security in Fiscal 2009 and into a Level 2 classified security for Fiscal 2010. The asset was transferred because the company received better information during Fiscal 2010 about the nature of the underlying assets and believes that at December 31, 2010 that appropriate classification of these securities is Level 2.

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2010 and December 31, 2009, and target asset allocations for fiscal 2011 are as follows:

		Percentage of Plan
	Target	Assets at the
	Allocation	Measurement Date
Asset Category	2011	2010	2009

Equity securities	40-60%	53.4	51.8
Fixed income securities	10-40%	9.4	13.0
Real estate	0-25%	3.5	2.9
Other diversifying strategies(1)	0-40%	31.8	29.0
Short term investments and cash	0-25%	1.9	3.3
Other	0%	0.0	0.0

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include Flowers’ common stock of 1,346,828 shares and 1,346,828 shares in the amount of $36.2 million and $32.0 million (13.0% and 12.0% of total plan assets) as of December 31, 2010 and December 31, 2009, respectively.

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

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)

2008	$—	$—
2009	$450	$—
2010	$461	$448

All contributions are made in cash. The discretionary contributions made during fiscal 2010 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. Because of lower than expected asset returns during 2008, contributions in future years are expected to increase. During 2011, the company expects to contribute approximately $2.7 million to its pension plans. This amount represents estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company elected to use asset smoothing for the 2009 and 2010 plan years. As a result, contributions may be deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The effective date of the final regulations is for plan years beginning on or after January 1, 2010. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations.

Benefit Payments

The following are benefits paid under the plans during fiscal years 2010, 2009 and 2008 and expected to be paid from fiscal 2011 through fiscal 2020. All benefits are expected to be paid from the plans’ assets.

Pension Benefits
(Amounts in thousands)

2008	$14,348
2009	$15,725
2010	$16,294
Estimated Future Payments:
2011	$17,215
2012	$17,706
2013	$18,225
2014	$18,564
2015	$18,925
2016 – 2020	$104,390

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefit Plans

The company provides certain medical and life insurance benefits for eligible retired employees. The Flowers medical plan covers eligible retirees under the active medical and dental plans. The plan incorporates coinsurance payments and employee contributions at COBRA premium levels. Coverage in the medical plan does not extend past age 65. Eligibility and maximum period of coverage is based on age and length of service. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was enacted. The MMA established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Since the plan does not provide benefits to retirees beyond age 65, it is not eligible for the Medicare Part D subsidy.

On August 4, 2008 the company assumed sponsorship of a medical and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust (see Note 9, Acquisitions). The ButterKrust plan provides medical coverage to a limited group. Eligibility for benefits is based on the attainment of certain age and service requirements. Additionally, non-union employees hired after March 1, 2004 are not eligible. Union employees who meet the medical eligibility requirements are also eligible for life insurance benefits. Medical premium levels for retirees and spouses vary by group. The company has determined that the prescription drug benefits provided to some participants in the ButterKrust plan are at least actuarially equivalent to Medicare Part D for certain non-union and all union participants. Other participants in the plan are not eligible for prescription drug benefits.

As a result of union negotiations in October 2009, eligibility for the ButterKrust plan will only be extended through the end of the current contract period (October 26, 2012) for union employees. Only eligible union employees who retire prior to October 26, 2012 will receive benefits under the ButterKrust plan. In addition, certain medical plan provisions were changed in the ButterKrust plan and measured at year-end 2009. During 2010, minimal mid-year accounting adjustments were made to the postretirement benefit plans to reflect clarification of the provisions of the October 2009 negotiations.

The company evaluated options for delivery of postretirement benefits under the health care reform legislation. As a result of this review, the company established a retiree-only plan as of January 1, 2011 to deliver postretirement medical benefits. Therefore, benefits provided under the company postretirement benefit plans are exempt from lifetime and annual dollar limits on essential health benefits and other health care reform mandates based on long-standing exemptions for such plans under ERISA and the Internal Revenue Code. In addition, the company has communicated to current and future retirees that any excise taxes that may apply to these benefits in the future due to the legislation will be paid by plan participants. As a result, no changes in plan provisions were measured at year-end 2010 due to health care reform.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic benefit cost for the company postretirement benefit plans includes the following components for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Service cost	$632	$861	$514
Interest cost	875	1,113	661
Amortization:
Prior service cost	(59)	333	333
Actuarial loss	(174)	34	—

Total net periodic benefit cost	1,274	2,341	1,508
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(2,055)	(1,612)	1,559
Current year prior service (credit) cost	—	(1,234)	—
Mid-year accounting adjustment prior service (credit)	(109)	—	—
Amortization of actuarial gain (loss)	59	(34)	—
Amortization of prior service (cost) credit	174	(333)	(333)

Total recognized in other comprehensive (loss) income	(1,931)	(3,213)	1,226

Total recognized in net periodic benefit cost and other comprehensive income	$(657)	$(872)	$2,734

*	Includes gain related to higher than expected Part D subsidy receipts.

Approximately $(0.3) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2011 relating to the company’s postretirement benefit plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$15,114	$17,395
Mid-year accounting adjustment	(109)	—
Service cost	632	861
Interest cost	875	1,113
Participant contributions	392	412
Actuarial loss (gain)	(2,053)	(1,612)
Benefits paid	(1,085)	(1,903)
Less federal subsidy on benefits paid	58	82
Plan amendments	—	(1,234)

Benefit obligation at end of year	$13,824	$15,114

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	693	1,491
Participant contributions	392	412
Benefits paid	(1,085)	(1,903)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	13,824	15,114

Funded status and amount recognized at end of year	$(13,824)	$(15,114)

Amounts recognized in the balance sheet:
Current liability	$(1,011)	$(841)
Noncurrent liability	(12,813)	(14,273)

Amount recognized at end of year	$(13,824)	$(15,114)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (gain) loss before taxes	$(1,870)	$126
Prior service (credit) cost before taxes	(1,085)	(1,150)

Amounts recognized in accumulated other comprehensive (loss) income	$(2,955)	$(1,024)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2010	12/31/2009	12/31/2008
Discount rate	5.00%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2017	2016	2015
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2010	1/1/2009	1/1/2008
Discount rate	5.75%	6.25%	6.00	%(1)
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate used to determine net cost:
Initial rate	8.00%	8.00%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2016	2015	2015

(1)	The ButterKrust postretirement benefit plan was acquired August 4, 2008. The discount rate used to determine net periodic benefit cost for this plan was 6.75%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in assumed health care cost trend rates would have the following effects for fiscal years 2010, 2009 and 2008:

	One-Percentage Point Decrease			One-Percentage Point Increase
	For the Year Ended			For the Year Ended
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2010	2009	2007
	(Amounts in thousands)

Effect on total of service and interest cost	$(150)	$(187)	$(109)	$171	$214	$125
Effect on postretirement benefit obligation	$(867)	$(1,134)	$(1,254)	$955	$1,258	$1,417

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Company contributions are as follows (amounts in thousands):

Employer Net
Year	Contribution

2008	$719
2009	$1,409
2010	$635
2011 (Expected)	$1,011

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $1.0 million expected funding for postretirement benefit plans during 2011, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.4 million and $0.4 million for fiscal years 2010, 2009 and 2008, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2010, 2009 and 2008 and expected to be paid from fiscal 2011 through fiscal 2020. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross	MMA Subsidy
	Contribution	(Income)

2008	$750	$(31)
2009	$1,491	$(82)
2010	$693	$(58)
Estimated Future Payments:
2011	$1,078	$(67)
2012	$1,092	$(71)
2013	$1,156	$(75)
2014	$1,220	$(79)
2015	$1,254	$(83)
2016 – 2020	$6,494	$(469)

Other Plans

The company contributes to various multiemployer, company-administered money purchase and defined contribution pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $3.1 million for fiscal 2010, $2.0 million for fiscal 2009 and $0.9 million for fiscal 2008. The increase from fiscal 2009 to fiscal 2010 is attributed to the company’s partial withdrawal from one of these plans. The company recorded a liability of $1.2 million for this partial withdrawal which was paid on February 10, 2011. At January 1, 2011 and January 2, 2010 the company owed payments of $1.2 million and $0.1 million, respectively, to these types of plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Effective April 1, 2001, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During fiscal years 2010, 2009 and 2008, the total cost and contributions were $17.2 million, $15.6 million and $14.9 million, respectively.

As of January 1, 2011, the company also had two smaller 401(k) plans associated with recent acquisitions that will be merged into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters. During fiscal 2011, the company merged one of these 401(k) plans in the Flowers Foods 401(k) Retirement Savings Plan.

Note 21.	Income Taxes

The company’s income tax expense consists of the following for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Current Taxes:
Federal	$60,472	$63,280	$61,005
State	8,973	7,460	4,158

	69,445	70,740	65,163

Deferred Taxes:
Federal	4,372	1,147	1,763
State	(484)	2,160	818

	3,888	3,307	2,581

Income tax expense	$73,333	$74,047	$67,744

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	January 1,	January 2,
	2011	2010
	(Amounts in thousands)

Self-insurance	$5,846	$5,194
Compensation and employee benefits	10,909	10,499
Deferred income	6,542	7,417
Loss carryforwards	6,490	8,324
Equity-based compensation	10,764	9,130
Hedging	—	7,894
Pension	23,259	20,360
Other	13,124	11,594
Deferred tax assets valuation allowance	(2,691)	(3,647)

Deferred tax assets	74,243	76,765

Depreciation	(83,378)	(76,431)
Hedging	(14,953)	—
Intangible Assets	(39,802)	(40,950)
Other	(1,695)	(2,418)

Deferred tax liabilities	(139,828)	(119,799)

Net deferred tax liability	$(65,585)	$(43,034)

The company and various subsidiaries have state net operating loss carryforwards of $82.4 million with expiration dates through fiscal 2023. The utilization of a portion of these carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Tax at U.S. federal income tax rate	$73,633	$72,716	$66,518
State income taxes, net of federal income tax benefit	5,795	7,170	4,165
Decrease in valuation allowance	(279)	(186)	(129)
Section 199 qualifying production activities	(6,019)	(3,999)	(3,720)
Jobs tax credit	(228)	(244)	(133)
Other	431	(1,410)	1,043

Income tax expense	$73,333	$74,047	$67,744

The gross amount of unrecognized tax benefits was $4.8 million and $4.6 million as of January 1, 2011 and January 2, 2010, respectively. These amounts are exclusive of interest accrued and are recorded in other long-term

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities on the consolidated balance sheet. If recognized, the $4.8 million (less $0.9 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.3 million at January 1, 2011 and January 2, 2010. An immaterial amount of interest expense was recognized during fiscal 2010, and an interest benefit of $0.2 million and $0.4 million was recognized for fiscal 2009 and fiscal 2008, respectively.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. During fiscal 2010, the IRS completed the audit of fiscal years 2007 and 2008. The results of the audit were immaterial and the company is no longer subject to federal examination for years prior to 2009. With limited exceptions, the company is no longer subject to state examinations for years prior to 2007.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2010, 2009 and 2008 (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Unrecognized tax benefit at beginning of fiscal year	$4,629	$4,547	$4,585
Gross increases — tax positions in a current period	553	658	—
Gross increases — tax positions in a prior period	—	831	3,103
Settlements	—	—	(2,091)
Lapses of statutes of limitations	(359)	(1,407)	(1,050)

Unrecognized tax benefit at end of fiscal year	$4,823	$4,629	$4,547

Note 22.	Commitments and Contingencies

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

The company has recorded current liabilities of $19.7 million and $16.7 million related to self-insurance reserves at January 1, 2011 and January 2, 2010, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales.

See Note 13, Debt, Lease and Other Commitments, for additional information.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Segment Reporting

DSD produces fresh and frozen packaged bread and rolls and tortillas and warehouse delivery produces frozen bread and rolls and tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows for fiscal years 2010, 2009 and 2008:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
	(Amounts in thousands)

Sales:
DSD	$2,096,100	$2,159,065	$2,013,927
Warehouse delivery	613,627	577,614	512,970
Eliminations:
Sales from Warehouse delivery to DSD	(111,214)	(111,893)	(97,371)
Sales from DSD to Warehouse delivery	(24,744)	(23,937)	(14,634)

	$2,573,769	$2,600,849	$2,414,892

Depreciation and amortization:
DSD	$65,977	$64,578	$57,447
Warehouse delivery	18,985	16,062	15,549
Other(1)	156	288	316

	$85,118	$80,928	$73,312

Income from operations:
DSD	$194,972	$192,539	$185,292
Warehouse delivery	47,925	51,326	25,666
Other(1)	(37,035)	(37,532)	(28,256)

	$205,862	$206,333	$182,702

Net interest income	$4,518	$1,426	$7,349

Income before income taxes	$210,380	$207,759	$190,051

Capital expenditures:
DSD	$69,252	$54,586	$71,413
Warehouse delivery	24,693	14,670	12,212
Other(1)	4,459	2,837	3,236

	$98,404	$72,093	$86,861

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	January 1,	January 2,
	2011	2010

Assets:
DSD	$1,011,944	$1,050,398
Warehouse delivery	232,481	226,515
Other(2)	81,064	74,529

	$1,325,489	$1,351,442

(1)	Represents Flowers Foods’ corporate head office amounts.

(2)	Represents Flowers Foods’ corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2010, 2009 and 2008 (amounts in thousands):

	Fiscal 2010			Fiscal 2009			Fiscal 2008
		Warehouse			Warehouse			Warehouse
	DSD	delivery	Total	DSD	delivery	Total	DSD	delivery	Total

Branded Retail	$1,221,074	$108,517	$1,329,591	$1,213,217	$134,361	$1,347,578	$1,161,594	$112,704	$1,274,298
Store Branded Retail	332,109	105,953	438,062	358,700	59,326	418,026	303,193	52,197	355,390
Non-retail and Other	518,173	287,943	806,116	563,211	272,034	835,245	534,506	250,698	785,204

Total	$2,071,356	$502,413	$2,573,769	$2,135,128	$465,721	$2,600,849	$1,999,293	$415,599	$2,414,892

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)

Sales	2010	$795,026	$607,716	$597,894	$573,133
	2009	$807,007	$614,448	$602,570	$576,824
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2010	$414,798	$318,553	$316,141	$297,298
	2009	$429,462	$333,339	$322,245	$305,137
Net income attributable to Flowers Foods, Inc.	2010	$40,687	$33,756	$31,166	$31,438
	2009	$37,381	$30,341	$31,926	$30,649
Basic net income attributable to Flowers Foods, Inc. common shareholders per share	2010	$0.44	$0.37	$0.34	$0.35
	2009	$0.40	$0.33	$0.35	$0.33
Diluted net income attributable to Flowers Foods, Inc. common shareholders per share	2010	$0.44	$0.37	$0.34	$0.34
	2009	$0.40	$0.33	$0.34	$0.33

Note 25.	Subsequent Events

Dividend.  On February 17, 2011, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock to be paid on March 17, 2011 to shareholders of record on March 3, 2011.

Shelf registration.  On February 8, 2011, the company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which will allow the company to sell, from time to time, certain securities, including common stock, preferred stock, debt securities and/or warrants, either individually or in units, in one or more offerings. The company has no specific plans to offer the securities covered by the registration statement, and is not required to offer the securities in the future pursuant to the registration statement. The terms of any offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for general corporate purposes, which may include, share repurchases, refinancing existing indebtedness, capital expenditures, and possible acquisitions. The company has not allocated a specific portion of the net proceeds for any particular use at this time. The universal shelf registration statement is intended to provide the company with flexibility to raise funds through one or more offerings of its securities, subject to market conditions and the company’s capital needs.

Contingent acquisition payment.  In connection with the acquisition of Holsum in 2008, the company will make payments of up to $5.0 million in cash to the former shareholders of Holsum in contingent consideration because the company’s stock did not trade over a target price for ten consecutive trading days during the two year period beginning February 11, 2009. We expect these payments to be made during the first quarter of fiscal 2011.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

		Additions
	Beginning	(Reductions)		Ending
	Balance	to Expenses	Deductions	Balance
	(Amounts in thousands)

Classification:
Fiscal Year Ended January 1, 2011
Allowance for doubtful accounts	$469	547	494	$522
Inventory reserves	$82	1,047	898	$231
Deferred tax asset valuation allowance	$3,647	(279)	(677)	$2,691
Fiscal Year Ended January 2, 2010
Allowance for doubtful accounts	$378	2,077	1,986	$469
Inventory reserves	$594	498	1,010	$82
Deferred tax asset valuation allowance	$4,520	(186)	(687)	$3,647
Fiscal Year Ended January 3, 2009
Allowance for doubtful accounts	$131	640	393	$378
Inventory reserves	$134	1,121	661	$594
Deferred tax asset valuation allowance	$4,649	(129)	—	$4,520