Form 10-Q
period 2011-04-23
FLOWERS FOODS INC
filed 2011-05-19
CIK 1128928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 23, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 13, 2011

Common Stock, $.01 par value	90,248,792

FLOWERS FOODS, INC.
INDEX

PAGE
NUMBER
PART I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of April 23, 2011 and January 1, 2011	3
Condensed Consolidated Statements of Income for the Sixteen Weeks Ended April 23, 2011 and April 24, 2010	4
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Sixteen Weeks Ended April 23, 2011	5
Condensed Consolidated Statements of Cash Flows for the Sixteen Weeks Ended April 23, 2011 and April 24, 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27
SIGNATURES	28
EX-21
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
     The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of the company’s Form 10-K filed on February 23, 2011 and Part II, Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.
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

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)
(Unaudited)

	APRIL 23, 2011	JANUARY 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,667	$6,755

Accounts and notes receivable, net of allowances of $535 and $522, respectively	176,776	166,281

Inventories, net:
Raw materials	21,788	20,879
Packaging materials	12,506	12,125
Finished goods	32,309	27,570

	66,603	60,574

Spare parts and supplies	36,945	37,085

Deferred taxes	4,918	1,095

Other	35,325	41,924

Total current assets	329,234	313,714

Property, Plant and Equipment, net of accumulated depreciation of $699,862 and $679,561, respectively	600,313	604,693

Notes Receivable	92,340	92,860

Assets Held for Sale — Distributor Routes	12,349	11,924

Other Assets	6,198	5,113

Goodwill	200,153	200,153

Other Intangible Assets, net	95,188	97,032

Total assets	$1,335,775	$1,325,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$29,097	$28,432
Accounts payable	121,931	102,068
Other accrued liabilities	109,392	112,272

Total current liabilities	260,420	242,772

Long-Term Debt and Capital Leases	90,606	98,870

Other Liabilities:
Post-retirement/post-employment obligations	74,643	76,086
Deferred taxes	64,811	66,680
Other	47,091	45,291

Total other liabilities	186,545	188,057

Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.01 par value, 500,000,000 authorized shares, 101,659,924 shares and 101,659,924 shares issued, respectively	1,017	1,017
Treasury stock — 11,413,083 shares and 11,011,494 shares, respectively	(226,931)	(214,683)
Capital in excess of par value	535,400	539,476
Retained earnings	526,772	503,689
Accumulated other comprehensive loss	(38,054)	(33,709)

Total stockholders’ equity	798,204	795,790

Total liabilities and stockholders’ equity	$1,335,775	$1,325,489

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share data)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2011	APRIL 24, 2010

Sales	$801,825	$795,026
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	412,258	414,798
Selling, distribution and administrative expenses	300,057	292,551
Depreciation and amortization	27,992	25,637

Income from operations	61,518	62,040
Interest expense	(2,149)	(2,784)
Interest income	3,911	3,915

Income before income taxes	63,280	63,171
Income tax expense	22,119	22,484

Net income	$41,161	$40,687

Net Income Per Common Share:
Basic:
Net income per common share	$0.46	$0.44

Weighted average shares outstanding	90,214	91,517

Diluted:
Net income per common share	$0.45	$0.44

Weighted average shares outstanding	90,987	92,204

Cash dividends paid per common share	$0.200	$0.175

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Amounts in thousands, except share data)
(Unaudited)

				Capital
		Common Stock		in		Accumulated
		Number of		Excess		Other	Treasury Stock
	Comprehensive	shares	Par	of Par	Retained	Comprehensive	Number of
	Income (Loss)	issued	Value	Value	Earnings	Income (Loss)	shares	Cost	Total
Balances at January 1, 2011		101,659,924	$1,017	$539,476	$503,689	$(33,709)	(11,011,494)	$(214,683)	$795,790
Net income	$41,161				41,161				41,161
Derivative instruments, net of tax	(4,803)					(4,803)			(4,803)
Amortization of prior service credits, net of tax	(49)					(49)			(49)
Amortization of actuarial loss, net of tax	507					507			507

Comprehensive income	$36,816

Exercise of stock options				(802)			91,000	1,809	1,007
Deferred stock issuance				(551)			27,965	551	—
Issuance of restricted stock award				(4,213)			216,050	4,213	—
Amortization of share-based payment compensation				5,415					5,415
Tax benefits related to share based payment awards				283					283
Performance share awards forfeitures and cancellations				860			(44,055)	(860)	—
Stock repurchases							(695,403)	(18,029)	(18,029)
Issuance of deferred compensation				(68)			2,854	68	¯
Contingent acquisition consideration				(5,000)					(5,000)
Dividends paid — $0.200 per common share					(18,078)				(18,078)

Balances at April 23, 2011		101,659,924	$1,017	$535,400	$526,772	$(38,054)	(11,413,083)	$(226,931)	$798,204

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2011	APRIL 24, 2010
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$41,161	$40,687
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5,929	4,753
(Gain) loss reclassified from accumulated other comprehensive income to net income	(22,919)	11,525
Depreciation and amortization	27,992	25,637
Deferred income taxes	(3,268)	(476)
Provision for inventory obsolescence	410	358
Allowances for accounts receivable	270	564
Pension and postretirement plans expense	194	599
Other	(644)	(61)
Pension contributions	(580)	(187)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(10,597)	(2,468)
Inventories, net	(6,439)	(3,350)
Other assets	3,567	3,557
Accounts payable	19,863	7,152
Other accrued liabilities	17,615	(5,741)

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,554	82,549

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,058)	(29,125)
Proceeds from sale of property, plant and equipment	732	335
Issuance of notes receivable	(3,477)	(1,880)
Proceeds from notes receivable	3,829	3,806
Contingent acquisition consideration payments	(5,000)	—
Deconsolidation of variable interest entity	—	(8,804)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(25,974)	(35,668)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(18,078)	(16,020)
Exercise of stock options	1,007	2,531
Income tax benefit related to stock awards	577	191
Stock repurchases	(18,029)	(2,115)
Change in book overdraft	(2,604)	(2,698)
Proceeds from debt borrowings	93,500	213,000
Debt and capital lease obligation payments	(101,041)	(252,297)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(44,668)	(57,408)

Net increase (decrease) in cash and cash equivalents	1,912	(10,527)
Cash and cash equivalents at beginning of period	6,755	18,948

Cash and cash equivalents at end of period	$8,667	$8,421

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 23, 2011 and April 24, 2010 are not necessarily indicative of the results to be expected for a full year. The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2011 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2011 (sixteen weeks), second quarter ending July 16, 2011 (twelve weeks), third quarter ending October 8, 2011 (twelve weeks) and fourth quarter ending December 31, 2011 (twelve weeks).
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
SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 23, 2011 and April 24, 2010. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23, 2011	APRIL 24, 2010
	(Percent of Sales)
DSD	17.9%	18.3%
Warehouse delivery	4.0	3.0

Total	21.9%	21.3%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 1, 2011.

2. COMPREHENSIVE INCOME
     The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $36.8 million and $43.2 million for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively.
     During the sixteen weeks ended April 23, 2011, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2011
Accumulated other comprehensive loss, January 1, 2011	$(33,709)
Derivative transactions:
Net deferred gain on closed contracts, net of income tax of $3,815	6,093
Reclassified to earnings, net of income tax of $(8,323)	(13,295)
Effective portion of change in fair value of hedging instruments, net of income tax of $1,502	2,399
Amortization of prior service credits, net of income tax of $(30)	(49)
Amortization of actuarial loss, net of income tax of $317	507

Accumulated other comprehensive loss, April 23, 2011	$(38,054)

     Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
3. GOODWILL AND OTHER INTANGIBLES
     There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 23, 2011. The balance as of April 23, 2011 is as follows (amounts in thousands):

DSD	$193,052
Warehouse delivery	7,101

Total	$200,153

     As of April 23, 2011 and January 1, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 23, 2011			January 1, 2011
		Accumulated			Accumulated
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Trademarks	$35,268	$5,161	$30,107	$35,268	$4,687	$30,581
Customer relationships	75,434	14,869	60,565	75,434	13,675	61,759
Non-compete agreements	1,874	1,367	507	1,874	1,353	521
Distributor relationships	2,600	467	2,133	2,600	413	2,187
Supply agreement	1,050	674	376	1,050	566	484

Total	$116,226	$22,538	$93,688	$116,226	$20,694	$95,532

     There is an additional $1.5 million indefinite life intangible asset, which is not being amortized, separately identified from goodwill.
     Aggregate amortization expense for the sixteen weeks ending April 23, 2011 and April 24, 2010 were $1.8 million and $1.9 million, respectively.
     Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of
Intangibles
Remainder of 2011	$4,118
2012	$5,677
2013	$5,488
2014	$5,389
2015	$5,237

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 2,550 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at April 23, 2011 approximates the carrying value. For fair value disclosures information about our derivative assets and liabilities see Note 5, Derivative Financial Instruments.
     During the sixteen weeks ending April 23, 2011 and April 24, 2010, $3.9 million and $3.9 million, respectively, was recorded as interest income relating to the distributor notes.
     At April 23, 2011 and January 1, 2011, respectively, the carrying values of the distributor notes were as follows (amounts in thousands):

	April 23, 2011	January 1, 2011
Distributor notes receivable	$105,044	$105,396
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	12,704	12,536

Long-term portion of distributor notes receivable	$92,340	$92,860

     At April 23, 2011 and January 1, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. These measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:
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
     As of April 23, 2011, the company’s hedge portfolio contained commodity derivatives with a net fair value of $23.0 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$23.6	$—	$—	$23.6
Other long-term	1.1	—	—	1.1

Total	24.7	—	—	24.7

Liabilities:
Other current	—	(1.4)	—	(1.4)
Other long-term	—	(0.3)	—	(0.3)

Total	—	(1.7)	—	(1.7)

Net Fair Value	$24.7	$(1.7)	$—	$23.0

     The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2012. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company held commodity derivatives at April 23, 2011 and January 1, 2011 qualified for hedge accounting.
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
     As of April 23, 2011, the fair value of the interest rate swaps was $(5.6) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(3.6)	$—	$(3.6)
Other long-term	—	(2.0)	—	(2.0)

Total	—	(5.6)	—	(5.6)

Net Fair Value	$—	$(5.6)	$—	$(5.6)

     During the sixteen weeks ended April 23, 2011, interest expense of $1.3 million was recognized due to periodic settlements of the swap agreements.
     The company has the following derivative instruments located on the consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 23, 2011		January 1, 2011		April 23, 2011		January 1, 2011
	Balance		Balance		Balance		Balance
Derivatives designated as hedging	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$3,580	Other current liabilities	$3,789
Interest rate contracts	—	—	—	—	Other long term liabilities	2,059	Other long term liabilities	2,684
Commodity contracts	Other current assets	23,577	Other current assets	22,380	Other current liabilities	1,346	Other current liabilities	2,032
Commodity contracts	Other long term assets	1,116	Other long term assets	—	Other long term liabilities	302	Other long term liabilities	371

Total		$24,693		$22,380		$7,287		$8,876

     The company has the following derivative instruments located on the consolidated statement of income, utilized for risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on			from Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)(Net of tax)		Location of Gain or (Loss)	(Effective Portion)(Net of tax)
Cash Flow Hedge	For the sixteen weeks ended		Reclassified from AOCI into Income	For the sixteen weeks ended
Relationships	April 23, 2011	April 24, 2010	(Effective Portion)	April 23, 2011	April 24, 2010
Interest rate contracts	$(138)	$(891)	Interest expense (income)	$(800)	$(942)
Commodity contracts	8,630	(4,859)	Production costs(1)	14,095	(7,088)

Total	$8,492	$(5,750)		$13,295	$(8,030)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

     The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire in the next four years are as follows (amounts in millions and net of tax) at April 23, 2011:

	Commodity price	Interest rate risk
	risk derivatives	derivatives	Totals
Closed contracts	$8.2	$0.2	$8.4
Expiring in 2011	11.6	(1.6)	10.0
Expiring in 2012	2.6	(1.6)	1.0
Expiring in 2013	—	(0.3)	(0.3)

Total	$22.4	$(3.3)	$19.1

     As of April 23, 2011, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedge Relationship	Notional amount (millions)
Interest rate contracts	$108.8
Wheat contracts	152.3
Soybean oil contracts	18.3
Natural gas contracts	11.3

Total	$290.7

     The company’s derivative instruments contain no credit-risk-related contingent features at April 23, 2011. As of April 23, 2011 and January 1, 2011, the company had $10.9 million and $11.5 million, respectively, in other accrued liabilities representing collateral from counterparties for hedged positions.
6. DEBT AND OTHER OBLIGATIONS
     Long-term debt and capital leases consisted of the following at April 23, 2011 and January 1, 2011 (amounts in thousands):

	April 23, 2011	January 1, 2011
Unsecured credit facility	$—	$—
Unsecured term loan	108,750	114,375
Capital lease obligations	8,732	10,541
Other notes payable	2,221	2,386

	119,703	127,302
Less current maturities	29,097	28,432

Total long-term debt and capital leases	$90,606	$98,870

     On August 1, 2008, the company entered into a Credit Agreement (the “term loan”) with various lending parties for the purpose of completing two acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 23, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan.
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
     The company has a five-year, $250.0 million senior unsecured revolving loan facility (the “credit facility”) which expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 23, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its credit facility.
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
     Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of April 23, 2011 and January 1, 2011, the book overdraft balance was $7.0 million and $9.7 million, respectively.
7. VARIABLE INTEREST ENTITY
     The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE. Under previous accounting guidance, we consolidated the VIE in our consolidated financial statements from the first quarter of 2004 through the fourth quarter of 2009 because during that time the company was considered to be the primary beneficiary. Under the revised principles, which became effective at the beginning of our fiscal 2010, we determined that the company is no longer the primary beneficiary and we deconsolidated the VIE in our financial statements. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.
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
     As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 23, 2011 and January 1, 2011, there was $8.1 million and $9.7 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.
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

9. EARNINGS PER SHARE
     The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 23, 2011 and April 24, 2010 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 23,	April 24,
	2011	2010
Net income	$41,161	$40,687
Dividends on participating securities not expected to vest*	—	—

Net income attributable to common and participating shareholders	$41,161	$40,687

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	90,118	91,251
Weighted average shares outstanding for participating securities	96	266

Basic weighted average shares outstanding for common stock	90,214	91,517

Basic earnings per common share	$0.46	$0.44

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	90,214	91,517
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	773	687

Diluted weighted average shares outstanding for common stock	90,987	92,204

Diluted earnings per common share	$0.45	$0.44

*	The company expects all participating securities share awards outstanding at April 24, 2010 to vest.
     Stock options to purchase 2,249,667 shares and 2,128,925 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively, because their effect would have been anti-dilutive.
10. STOCK BASED COMPENSATION
     Our 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009, (“EPIP”) was approved by our shareholders and authorizes the compensation committee of the Board of Directors to make a variety of stock-based awards while selecting the form that is most appropriate for the company and eligible recipients. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 18,625,000 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.
Stock Options
     The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	1,428	1,136	993
Exercise price($)	24.47	25.01	23.84
Vesting date	2/10/2014	2/9/2013	2/9/2012
Fair value per share($)	5.20	5.54	5.87
Dividend yield(%)(1)	3.00	3.00	2.20
Expected volatility(%)(2)	29.20	30.60	31.80
Risk-free interest rate(%)(3)	2.44	2.35	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at April 23, 2011	1,428	1,117	979

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.
Expected option life —The 2009, 2010, and 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

     The stock option activity for the sixteen weeks ended April 23, 2011 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2011	4,365	$22.00
Granted	1,428	$24.47
Exercised	(91)	$11.07
Forfeited	(20)	$24.50

Outstanding at April 23, 2011	5,682	$22.78	4.77	$37,195

Exercisable at April 23, 2011	2,168	$20.06	2.87	$20,102

     As of April 23, 2011, all options outstanding under the EPIP had an average exercise price of $22.78 and a weighted average remaining contractual life of 4.77 years.
     As of April 23, 2011, there was $9.0 million of total unrecognized compensation expense related to unnvested stock options. This expense is expected to be recognized over a weighted-average period of 2.2 years.
     The cash received, the (shortfall) windfall tax (expense) benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 23, 2011 and April 24, 2010 were as follows (amounts in thousands):

	April 23,	April 24,
	2011	2010
Cash received from option exercises	$1,007	$2,531
Cash tax windfall (shortfall), net	$489	$(34)
Intrinsic value of stock options exercised	$1,520	$736
     Generally, if the employee dies, becomes disabled or retires at normal retirement age (age 65 or later), the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.
Performance-Contingent Restricted Stock
     Certain key employees have been granted performance-contingent restricted stock. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) and the performance condition requires the company’s “return on invested capital” to exceed its weighted average “cost of capital” by 3.75% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth in the market condition described below:
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

     In connection with the vesting of the performance-contingent restricted stock granted in February 2009, during the sixteen weeks ended April 23, 2011, the Company TSR rank was less than the 50th percentile and the grant was reduced by 20% of the award or 40,280 common shares. The total amount of shares that were issued to plan participants was 161,120. Because the company achieved the ROI Target the total cost for the award was not reversed for the portion of shares that did not vest.
     The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, at normal retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest but will not exceed 100% of the award. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.
     The following restricted stock awards have been granted under the EPIP since fiscal 2009 (amounts in thousands, except price data):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	216	179	204
Approximate vesting date	2/10/2013	2/9/2012	2/9/2011
Fair value per share	$23.90	$26.38	$24.96
     A summary of the status of the company’s nonvested shares as of April 23, 2011, and changes during the quarter ended April 23, 2011, is presented below (amounts in thousands, except price data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	379	$25.62
Granted	216	$23.90
Vested	(161)	$24.96
Canceled	(40)	$24.96
Forfeited	(5)	$25.57

Nonvested at April 23, 2011	389	$25.00

     As of April 23, 2011, there was $6.5 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of shares vested during the period ended April 23, 2011 was $3.4 million.
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
     The fair value of the rights at April 23, 2011 ranged from $12.02 to $27.39. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 23, 2011: dividend yield 3.1%; expected volatility 29.0%; risk-free interest rate 2.15% and expected life of 0.20 years to 2.55 years.
     The rights activity for the sixteen weeks ended April 23, 2011 is set forth below (amounts in thousands except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Rights	Price	Term (Years)	Value
Outstanding at January 1, 2011	231	$11.14
Rights exercised	(24)	12.71
Rights forfeited	—	—

Outstanding at April 23, 2011	207	$10.94	2.62	$3,807

Deferred Stock
     Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2011 an aggregate of 16,040 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the sixteen weeks ending April 23, 2011, a total of 20,950 deferred shares were exercised for retainer conversions.

     Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2010, non-employee directors were granted an aggregate of 44,220 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the sixteen weeks ending April 23, 2011, a total of 7,015 deferred shares were exercised for annual grant awards.
     The deferred stock activity for the sixteen weeks ended April 23, 2011 is set forth below (amounts in thousands, except price data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2011	160	$22.66
Deferred stock issued	16	$24.33
Deferred stock exercised	(28)	$22.29

Outstanding at April 23, 2011	148	$22.91	0.31	$4,343

     The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 23, 2011 and April 24, 2010 (amounts in thousands):

	April 23,	April 24,
	2011	2010
Stock options	$3,542	$2,410
Performance-contingent restricted stock	1,432	1,546
Stock appreciation rights	514	366
Deferred stock	441	431

Total stock based compensation	$5,929	$4,753

11. POST-RETIREMENT PLANS
     The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 23, 2011 as compared to accounts at January 1, 2011 (amounts in thousands):

	AS OF
	April 23,	January 1,
	2011	2011
Current benefit liability	$1,011	$1,011
Noncurrent benefit liability	$74,643	$76,086
Accumulated other comprehensive loss	$57,157	$57,614
Defined Benefit Plans
     The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 24, 2010, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 23, 2011 the company contributed $0.6 million to company pension plans.
     The net periodic pension (benefit) cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23,	APRIL 24,
	2011	2010
Service cost	$147	$119
Interest cost	5,616	5,743
Expected return on plan assets	(6,657)	(6,358)
Amortization of net loss	839	670

Total net periodic benefit cost	$(55)	$174

     The company also has several smaller Defined Benefit Plans associated with recent acquisitions that will be merged into the Flowers Foods Defined Benefit Plans after receipt of final determination letters.

Post-retirement Benefit Plan
     The company provides certain medical and life insurance benefits for eligible retired employees. The plans incorporate an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.
     The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23,	APRIL 24,
	2011	2010
Service cost	$131	$198
Interest cost	212	271
Amortization of net (gain) loss	(15)	(13)
Amortization of prior service (credit) cost	(79)	(31)

Total net periodic benefit cost	$249	$425

401(k) Retirement Savings Plan
     The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the sixteen weeks ended April 23, 2011 and April 24, 2010, the total cost and contributions were $6.0 million and $5.5 million, respectively.
     The company also has a smaller 401(k) Plan associated with an acquisition that will be merged into the Flowers Foods 401(k) Retirement Savings Plan later this year.
12. INCOME TAXES
     The company’s effective tax rate for the first quarter of fiscal 2011 was 35.0%. This rate is slightly higher than the 2010 annual effective rate of 34.9%, which included the benefit of favorable discrete items. The company’s current effective rate is favorably impacted by an increase in the Section 199 qualifying production activities deduction. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.
     During the first quarter of fiscal 2011, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

13. SEGMENT REPORTING
     DSD produces fresh and frozen packaged bread and rolls and warehouse delivery produces frozen bread and rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 23,	APRIL 24,
	2011	2010
SALES:
DSD	$654,231	$653,778
Warehouse delivery	191,802	184,945
Eliminations: Sales from warehouse delivery to DSD	(36,827)	(36,093)
Sales from DSD to warehouse delivery	(7,381)	(7,604)

	$801,825	$795,026

DEPRECIATION AND AMORTIZATION:
DSD	$21,867	$20,102
Warehouse delivery	6,056	5,536
Other	69	(1)

	$27,992	$25,637

INCOME (LOSS) FROM OPERATIONS:
DSD	$64,219	$60,683
Warehouse delivery	11,331	13,533
Other	(14,032)	(12,176)

	$61,518	$62,040

NET INTEREST INCOME	$1,762	$1,131

INCOME BEFORE INCOME TAXES	$63,280	$63,171

     Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Sixteen Weeks Ended April 23, 2011			For the Sixteen Weeks Ended April 24, 2010
		Warehouse			Warehouse
	DSD	Delivery	Total	DSD	Delivery	Total
Branded Retail	$379,748	$27,906	$407,654	$378,462	$40,978	$419,440
Store Branded Retail	102,044	39,281	141,325	99,531	21,336	120,867
Non-retail and Other	165,058	87,788	252,846	168,181	86,538	254,719

Total	$646,850	$154,975	$801,825	$646,174	$148,852	$795,026

14. SUBSEQUENT EVENTS
     The company has evaluated subsequent events since April 23, 2011, the date of these financial statements. There were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 23, 2011 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
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
     On April 11, 2011 the company announced a definitive merger agreement whereby we will acquire all the outstanding shares of Tasty Baking Company (“Tasty”) for $4.00 per share in cash for a total purchase price of approximately $165.0 million, including Tasty’s indebtedness. The acquisition is expected to strengthen the company’s snack cake business through the addition of the Tastykake snack cake brand. In addition, the company will expand our geographic reach and add two highly efficient bakeries with additional capacity to support growth. We also expect to generate operating synergies through additional revenue and cost-saving opportunities. On April 21, 2011, the company announced its tender offer for all outstanding shares of Tasty’s common stock at $4.00 per share, net to the seller in cash, without interest and less any required withholding taxes. The tender offer was made in connection with the definitive merger agreement and is scheduled to expire at midnight Philadelphia, PA time on May 19, 2011, unless extended. It is expected that this transaction will close during our fiscal second quarter.
     The company also closed a manufacturing facility during the first quarter of fiscal 2011. The costs associated with closing the facility were approximately $5.7 million, net of operational savings. Additional information is included in the Consolidated and Segment Results discussion below.
     Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. During the first quarter of 2011, our results were impacted by the competitive landscape and high promotional activity within the baking industry. Sales for the quarter ended April 23, 2011 increased 0.9% from the quarter ended April 24, 2010. This increase was primarily due to net positive pricing and mix shifts of 2.1% and a decrease in volume of 1.2%.
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
CRITICAL ACCOUNTING POLICIES:
     Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Form 10-K for the fiscal year ended January 1, 2011, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 1, 2011.

     RESULTS OF OPERATIONS:
     Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 23, 2011 and April 24, 2010, are set forth below (Dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 23, 2011	April 24, 2010	April 23, 2011	April 24, 2010	Dollars	%
Sales
DSD	$646,850	$646,174	80.7	81.3	$676	0.1
Warehouse delivery	154,975	148,852	19.3	18.7	6,123	4.1

Total	$801,825	$795,026	100.0	100.0	$6,799	0.9

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$298,643	$308,830	46.2	47.8	$(10,187)	(3.3)
Warehouse delivery(1)	113,615	105,968	73.3	71.2	7,647	7.2

Total	$412,258	$414,798	51.4	52.2	$(2,540)	(0.6)

Selling, distribution and administrative expenses
DSD(1)	$262,121	$256,559	40.5	39.7	$5,562	2.2
Warehouse delivery(1)	23,973	23,815	15.5	16.0	158	0.7
Corporate(2)	13,963	12,177	—	—	1,786	14.7

Total	$300,057	$292,551	37.4	36.8	$7,506	2.6

Depreciation and Amortization
DSD(1)	$21,867	$20,102	3.4	3.1	$1,765	8.8
Warehouse delivery(1)	6,056	5,536	3.9	3.7	520	9.4
Corporate(2)	69	(1)	—	—	70	NM

Total	$27,992	$25,637	3.5	3.2	$2,355	9.2

Income from operations
DSD(1)	$64,219	$60,683	9.9	9.4	$3,537	5.8
Warehouse delivery(1)	11,331	13,533	7.3	9.1	(2,202)	(16.3)
Corporate(2)	(14,032)	(12,176)	—	—	(1,857)	(15.3)

Total	$61,518	$62,040	7.7	7.8	$(522)	(0.8)

Interest income, net	$1,762	$1,131	0.2	0.1	$631	55.8
Income taxes	$22,119	$22,484	2.8	2.8	$(365)	(1.6)

Net income	$41,161	$40,687	5.1	5.1	$474	1.2

1.	As a percentage of revenue within the reporting segment

2.	The corporate segment has no revenues

CONSOLIDATED AND SEGMENT RESULTS
SIXTEEN WEEKS ENDED APRIL 23, 2011 COMPARED TO SIXTEEN WEEKS ENDED APRIL 24, 2010
     Consolidated Sales.

	For the Sixteen Weeks Ended		For the Sixteen Weeks Ended
	April 23, 2011		April 24, 2010
	$	%	$	%	% Increase (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$407,654	50.8%	$419,440	52.8%	(2.8)%
Store Branded Retail	141,325	17.6	120,867	15.2	16.9%
Non-retail and Other	252,846	31.6	254,719	32.0	(0.7)%

Total	$801,825	100.0%	$795,026	100.0%	0.9%

     The 0.9% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	2.1%
Volume	(1.2)%

Total percentage change in sales	0.9%

     Sales category discussion
     The decrease in branded retail sales was due primarily to volume decreases, partially offset by net pricing/mix increases. Declines in branded multi-pak cake and branded white bread were partially offset by increases in branded soft variety. The increase in store branded retail sales was due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs in the prior year. The decrease in non-retail and other sales was due primarily to volume declines.
     Direct-Store-Delivery Sales.

	For the Sixteen Weeks Ended		For the Sixteen Weeks Ended
	April 23, 2011		April 24, 2010
	$	%	$	%	% Increase (Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$379,748	58.7%	$378,462	58.6%	0.3%
Store Branded Retail	102,044	15.8	99,531	15.4	2.5%
Non-retail and Other	165,058	25.5	168,181	26.0	(1.9)%

Total	$646,850	100.0%	$646,174	100.0%	0.1%

     The 0.1% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	1.9%
Volume	(1.8)%

Total percentage change in sales	0.1%

     Sales category discussion
     The increase in branded retail sales was due primarily to net pricing/mix increases, partially offset by volume decreases. Growth in branded soft variety and branded cake were partially offset by decreases in branded white bread. The increase in store branded retail sales was due to volume increases in store branded white bread and store branded buns/rolls/tortillas. The decrease in non-retail and other sales was due to volume declines, partially offset by price/mix increases.

     Warehouse Delivery Sales.

	For the Sixteen Weeks Ended		For the Sixteen Weeks Ended
	April 23, 2011		April 24, 2010		% Increase
	$	%	$	%	(Decrease)
	(Amounts in		(Amounts in
	thousands)		thousands)
Branded Retail	$27,906	18.0%	$40,978	27.5%	(31.9)%
Store Branded Retail	39,281	25.3	21,336	14.3	84.1%
Non-retail and Other	87,788	56.7	86,538	58.2	1.4%

Total	$154,975	100.0%	$148,852	100.0%	4.1%

     The 4.1% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	4.1%
Volume	—

Total percentage change in sales	4.1%

     Sales category discussion
     The decrease in branded retail sales was primarily the result of decreased multi-pak cake volume. The increase in store branded retail sales was due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs in the prior year. The increase in non-retail and other sales, which include contract production and vending, was primarily due to net pricing/mix increases.
     Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to decreases in ingredient costs and sales increases. These were partially offset by costs associated with the manufacturing facility closure during the quarter, discussed in the Overview above, which impacted costs $2.8 million, or 30 basis points as a percent of sales, net of operational savings.
     The DSD segment’s decrease as a percent of sales was primarily the result of significant decreases in ingredient costs, partially offset by costs associated with the manufacturing facility closure during the quarter of $2.8 million, or 40 basis points as a percent of sales, net of operational savings.
     The warehouse delivery segment’s increase as a percent of sales was primarily a result of higher ingredient costs as a percent of sales. The higher ingredient costs were driven by increases in sweeteners, palm oil and cocoa.
     Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to costs from closing the manufacturing facility which, net of operational savings, impacted it $2.4 million, or 30 basis points, as well as higher employee-related and distribution costs as a percent of sales. Costs associated with the impending acquisition of Tasty affected selling, distribution and administrative costs $0.8 million, or 10 basis points as a percentage of sales. These increases were partially offset by higher sales.
     The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to the manufacturing facility closure costs which, net of operational savings, impacted it $2.4 million, or 40 basis points and higher employee-related and distribution costs as a percent of sales.
     The warehouse delivery segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to lower broker commissions as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization increased primarily due to increased depreciation expense related to capital expenditures subsequent to the first quarter of fiscal 2010 and accelerated depreciation of certain assets at the closed facility.
     The DSD segment’s depreciation and amortization expense increased primarily due to assets placed in service subsequent to the first quarter of fiscal 2010 and accelerated depreciation of certain assets at the closed facility.
     The warehouse delivery segment’s depreciation and amortization expense increased primarily due to assets placed in service subsequent to the first quarter of fiscal 2010.
     Income From Operations. The increase in the DSD segment’s income from operations was primarily attributable to lower ingredient costs, partially offset by the manufacturing facility closure costs of $5.7 million, net of operational savings. The decrease in the warehouse delivery segment’s income from operations was primarily a result of higher ingredient costs. The increase in unallocated corporate expenses was primarily due to higher share-based payment expenses.

     Net Interest Income. The increase was related to lower interest expense on the term loan because principal payments have been made quarterly since the fourth quarter of 2008. As this loan is amortized through August 4, 2013, interest expense will decrease for the term loan. Lower amounts outstanding under the company’s unsecured credit facility also contributed to the increase.
     Income Taxes. The effective tax rate for the first quarter of fiscal 2011 was 35.0% compared to 35.6% in the first quarter of the prior year. The decrease in the rate is due mainly to the increase in the Section 199 qualifying production activities deduction in the current quarter compared to the prior year quarter. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.
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
Cash Flows
     Flowers Foods’ cash and cash equivalents increased to $8.7 million at April 23, 2011 from $6.8 million at January 1, 2011. The increase resulted from $72.6 million provided by operating activities, offset by $26.0 million and $44.7 million disbursed for investing activities and financing activities, respectively.
     Cash Flows Provided by Operating Activities. Net cash of $72.6 million provided by operating activities during the sixteen weeks ended April 23, 2011 consisted primarily of $41.2 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$27,992
Gain reclassified from accumulated other comprehensive income to net income	(22,919)
Stock-based compensation	5,929
Deferred income taxes	(3,268)
Provision for inventory obsolescence	410
Allowances for accounts receivable	270
Pension and postretirement plans expense	194
Other	(644)

Total	$7,964

     Cash provided by working capital and other activities was $23.4 million. As of April 23, 2011, the company had $10.9 million recorded in other current liabilities representing collateral from counterparties for hedged positions. As of January 1, 2011, the company had $11.5 million recorded in other accrued liabilities representing collateral from counterparties for hedged positions.
     Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 23, 2011 of $26.0 million consisted primarily of capital expenditures of $22.1 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $17.1 million and $4.3 million, respectively. The company estimates capital expenditures of approximately $90.0 million to $100.0 million during fiscal 2011. The company also leases certain production machinery and equipment through various operating leases.
     Cash Flows Disbursed for Financing Activities. Net cash disbursed for financing activities of $44.7 million during the sixteen weeks ended April 23, 2011 consisted primarily of dividends paid of $18.1 million, stock repurchases of $18.0 million, and net debt repayments of $7.5 million, partially offset by proceeds of $1.0 million from the exercise of stock options and the share-based payments income tax benefit of $0.6 million.
Credit Facility and Term Loan
     Credit Facility. The company has a five-year, $250.0 million unsecured revolving loan facility (the “credit facility”) that expires October 5, 2012. The company may request to increase its borrowings under the credit facility up to an aggregate of $350.0 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, refinancing of indebtedness and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the credit facility and can meet presently foreseeable financial requirements. As of April 23, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its credit facility.
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
     Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 5, Derivative Financial Instruments, of this Form 10-Q. For the sixteen weeks ended April 23, 2011, the company borrowed $78.5 million in revolving borrowings and repaid $78.5 million in revolving borrowings under the credit facility. There were no outstanding borrowings under the credit facility at April 23, 2011 or January 1, 2011.
     Term Loan. On August 1, 2008, the company entered into a credit agreement (“term loan”) with various lending parties for the purpose of completing acquisitions. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of April 23, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of April 23, 2011 and January 1, 2011, the amounts outstanding under the term loan were $108.8 million and $114.4 million, respectively.
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
     Shelf registration. On February 8, 2011, the company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which will allow the company to sell, from time to time, certain securities, including common stock, preferred stock, debt securities and/or warrants, either individually or in units, in one or more offerings. The company has no specific plans to offer the securities covered by the registration statement and is not required to offer the securities in the future pursuant to the registration statement.
     Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the credit facility or term loan, but could affect future credit availability.
Uses of Cash
     On February 17, 2011, the Board of Directors declared a dividend of $0.20 per share on the company’s common stock that was paid on March 17, 2011 to shareholders of record on March 3, 2011. This dividend payment was $18.1 million.

     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2011, 695,403 shares, at a cost of $18.0 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 23, 2011, 24.9 million shares, at a cost of $422.2 million, have been purchased.
     During the first quarter of fiscal 2011, the company paid $18.8 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.
     As discussed in the Overview above, the company expects to close on the Tasty acquisition during the second quarter of fiscal 2011. The total estimated cash payments for the acquisition are approximately $165.0 million. We expect to use cash on hand as well as cash available under our credit facility to complete the transaction.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
COMMODITY PRICE RISK
     The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 23, 2011, the company’s hedge portfolio contained commodity derivatives with a fair value of $23.0 million. Of this fair value, $24.7 million is based on quoted market prices and $(1.7) million is based on models and other valuation methods. Approximately $18.8 million and $4.2 million of this fair value relates to instruments that will be utilized in fiscal 2011 and fiscal 2012, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 23, 2011, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $20.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.
INTEREST RATE RISK
     The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of April 23, 2011, the fair value of these interest rate swaps was $(5.6) million. All of this fair value is based on valuation models and $(2.6) million, $(2.5) million, and $(0.5) million of this fair value is related to instruments expiring in 2011 through 2013, respectively.
     A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of April 23, 2011, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $0.1 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.
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

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 23, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended January 1, 2011 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. The following changes have been made to our Risk Factor disclosures subsequent to the filing of the Form 10-K.
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
     In addition, legislation or regulations regarding areas such as labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our results of operations.
   We may be adversely impacted by the failure to execute acquisitions successfully.
     The company from time to time undertakes acquisitions or divestitures. The success of any acquisition or divestiture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms and achieve expected returns and other financial benefits. Acquisitions require us to efficiently integrate the acquired business to achieve the expected returns. Divestitures present operational risks to execute the transaction and may require impairment charges. Acquisition or divestiture transactions present unique financial and operational risks, including diversion of management attention from the existing core business, integrating or separating personnel and financial and other systems, and adverse affects on exiting business relationships with suppliers and customers. In situations where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our Board of Directors has approved a plan that authorizes share repurchases of up to 30.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2011 under the stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
		Weighted	as Part of	May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Per Share	Plan or Programs	Plan or Programs
		(Amounts in thousands, except price data)
January 2, 2011 — January 29, 2011	—	—	—	5,801
January 30, 2011 — February 26, 2011	60	$26.31	60	5,741
February 27, 2011 — March 26, 2011	636	$25.89	636	5,105
March 27, 2011 — April 23, 2011	—	—	—	5,105

Total	696	$25.93	696

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

Date: May 19, 2011

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

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

10.1	—
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

10.14	—
Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.15	—
Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.16	—
Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17	—
Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18	—
Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 23, 2011.

*	Filed herewith