Form 10-Q
period 2011-07-16
FLOWERS FOODS INC
filed 2011-08-17
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 12, 2011
Common Stock, $.01 par value	136,417,936

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	JULY 16, 2011	JANUARY 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,741	$6,755

Accounts and notes receivable, net of allowances of $546 and $522, respectively	197,289	166,281

Inventories, net:
Raw materials	26,962	20,879
Packaging materials	16,073	12,125
Finished goods	33,004	27,570

	76,039	60,574

Spare parts and supplies	39,255	37,085

Deferred taxes	25,287	1,095

Other	39,317	41,924

Total current assets	390,928	313,714

Property, Plant and Equipment, net of accumulated depreciation of $714,001 and $679,561, respectively	701,331	604,693

Notes Receivable	100,563	92,860

Assets Held for Sale — Distributor Routes	15,377	11,924

Other Assets	15,942	5,113

Goodwill	220,475	200,153

Other Intangible Assets, net	145,062	97,032

Total assets	$1,589,678	$1,325,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$31,682	$28,432
Accounts payable	130,403	102,068
Accrued taxes	11,391	4,271
Other accrued liabilities	124,413	108,001

Total current liabilities	297,889	242,772

Long-Term Debt and Capital Leases	287,171	98,870

Other Liabilities:
Post-retirement/post-employment obligations	99,787	76,086
Deferred taxes	52,329	66,680
Other	54,483	45,291

Total other liabilities	206,599	188,057

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.001 and $.002 par value, respectively, 500,000,000 authorized shares, 152,488,008 shares and 101,659,924 shares issued, respectively	199	199
Treasury stock — 16,076,652 shares and 11,011,494 shares, respectively	(213,090)	(214,683)
Capital in excess of par value	539,069	540,294
Retained earnings	534,588	503,689
Accumulated other comprehensive loss	(62,747)	(33,709)

Total stockholders’ equity	798,019	795,790

Total liabilities and stockholders’ equity	$1,589,678	$1,325,489

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
Sales	$642,596	$607,716	$1,444,421	$1,402,742
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	341,887	318,553	754,145	733,351
Selling, distribution and administrative expenses	236,700	217,906	536,757	510,457
Depreciation and amortization	20,898	20,021	48,890	45,658

Income from operations	43,111	51,236	104,629	113,276
Interest expense	(2,372)	(1,984)	(4,521)	(4,768)
Interest income	2,968	2,940	6,879	6,855

Income before income taxes	43,707	52,192	106,987	115,363
Income tax expense	15,497	18,436	37,616	40,920

Net income	$28,210	$33,756	$69,371	$74,443

Net Income Per Common Share:
Basic:
Net income per common share	$0.21	$0.25	$0.51	$0.54

Weighted average shares outstanding	135,299	137,404	135,284	137,330

Diluted:
Net income per common share	$0.21	$0.24	$0.51	$0.54

Weighted average shares outstanding	137,225	138,538	136,734	138,474

Cash dividends paid per common share	$0.150	$0.133	$0.283	$0.250

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

		Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
		Number of Shares Issued	Par Value				Treasury Stock
	Comprehensive Income				Retained Earnings		Number of Shares	Cost	Total
Balances at January 1, 2011		101,659,924	$199	$540,294	$503,689	$(33,709)	(11,011,494)	$(214,683)	$795,790
Net income	$69,371				69,371				69,371
Derivative transactions, net of tax	(29,839)					(29,839)			(29,839)
Amortization of prior service credits, net of tax	(85)					(85)			(85)
Amortization of actuarial loss, net of tax	886					886			886

Comprehensive income	$40,333

Adjustment for 3 for 2 stock split (Note 1)		50,828,084			(39)		(5,375,912)		(39)
Exercise of stock options				(2,571)			773,015	15,042	12,471
Deferred stock issuance				(1,158)			56,505	1,117	(41)
Issuance of performance-contingent restricted stock				(4,213)			216,050	4,213	—
Amortization of share-based payment compensation				8,043					8,043
Tax benefits related to share based payment awards				2,924					2,924
Performance-contingent restricted stock awards forfeitures and cancellations				865			(44,505)	(865)	—
Stock repurchases							(695,403)	(18,029)	(18,029)
Issuance of deferred compensation				(115)			5,092	115
Contingent acquisition consideration				(5,000)					(5,000)
Dividends paid — $0.283 per common share					(38,433)				(38,433)

Balances at July 16, 2011		152,488,008	$199	$539,069	$534,588	$(62,747)	(16,076,652)	$(213,090)	$798,019

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$69,371	$74,443
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9,387	7,482
(Gain) loss reclassified from accumulated other comprehensive income to net income	(36,118)	19,293
Depreciation and amortization	48,890	45,658
Deferred income taxes	(5,719)	(1,523)
Provision for inventory obsolescence	762	589
Allowances for accounts receivable	557	832
Pension and postretirement plans expense	275	992
Other	(184)	(315)
Pension contributions	(3,322)	(324)
Changes in assets and liabilities:
Accounts and notes receivable, net	(12,546)	(6,999)
Inventories, net	(8,397)	(2,004)
Hedging activities, net	(13,589)	5,986
Other assets	3,877	(4,109)
Accounts payable	10,078	8,097
Other accrued liabilities	2,859	7,199

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,181	155,297

CASH FLOWS (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43,425)	(54,869)
Proceeds from sale of property, plant and equipment	1,307	749
Issuance of notes receivable	(6,473)	(5,086)
Proceeds from notes receivable	6,714	6,713
Acquisitions, net of cash acquired	(164,485)	—
Contingent acquisition consideration payments	(5,000)	—
Deconsolidation of variable interest entity (See Note 9)	—	(8,804)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(211,362)	(61,297)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(38,433)	(34,342)
Exercise of stock options	12,471	4,495
Income tax benefit related to stock awards	3,060	770
Stock repurchases	(18,029)	(2,115)
Change in book overdraft	5,234	(578)
Proceeds from debt borrowings	499,000	381,000
Debt and capital lease obligation payments	(308,948)	(455,649)
Payment of financing fees	(2,108)	—
Other	(80)	—

NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	152,167	(106,419)

Net increase (decrease) in cash and cash equivalents	6,986	(12,419)
Cash and cash equivalents at beginning of period	6,755	18,948

Cash and cash equivalents at end of period	$13,741	$6,529

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 16, 2011 and July 17, 2010 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2011 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2011 (sixteen weeks), second quarter ended July 16, 2011 (twelve weeks), third quarter ending October 8, 2011 (twelve weeks) and fourth quarter ending December 31, 2011 (twelve weeks).

STOCK SPLIT — On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

SEGMENTS — The company consists of the following business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on producing and marketing bakery products to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution. The company acquired Tasty Baking Company (“Tasty”) on May 20, 2011 and the results of Tasty’s operations are included in our DSD segment beginning on May 20, 2011. See Note 4, Acquisition, for more details.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010. Wal-Mart is the only customer to account for 10% or more of the company’s sales.

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
	(Percent of Sales)		(Percent of Sales)
DSD	18.3%	18.6%	18.1%	18.4%
Warehouse delivery	3.8	3.5	3.9	3.2

Total	22.1%	22.1%	22.0%	21.6%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 1, 2011.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance was applied to the disclosures for our merger with Tasty Baking Company as disclosed in Note 4, Acquisition.

In May 2011, the FASB issued an accounting standard that creates consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This guidance is effective to the company beginning with the first quarter of our fiscal 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance requires companies to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective for the company for the first annual reporting period beginning on or after December 15, 2011 with full retrospective application. This will apply to our first quarter Form 10-Q for fiscal 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements but it will change the presentation of our consolidated financial statements.

3. COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $3.5 million and $40.3 million for the twelve and twenty-eight weeks ended July 16, 2011, respectively. Total comprehensive income was $43.3 million and $86.5 million for the twelve and twenty-eight weeks ended July 17, 2010, respectively.

During the twenty-eight weeks ended July 16, 2011, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 1, 2011	$(33,709)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $(6,485)	10,359
Reclassified to earnings, net of income tax of $13,166	(21,032)
Effective portion of change in fair value of hedging instruments, net of income tax of $11,998	(19,166)
Amortization of actuarial loss, net of income tax of $555	886
Amortization of prior service credits, net of income tax of $(54)	(85)

Accumulated other comprehensive loss, July 16, 2011	$(62,747)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

4. ACQUISITION

On May 20, 2011, a wholly owned subsidiary of the company merged with Tasty Baking Company (“Tasty”). Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. As a result of the merger, the company has expanded into new geographic markets and has increased our manufacturing capacity. In addition, the TastyKake brand will increase our position in the snack cake branded products category.

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments have been accrued as they were not paid concurrent with closing. The merger was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive the $4.00 per share in cash as merger consideration, without interest and less any applicable withholding taxes, which is the same price in the tender offer.

The company incurred $4.5 million and $5.3 million of acquisition-related costs for the twelve and twenty-eight weeks ended July 16, 2011, respectively. These expenses are included in selling, distribution and administrative expense in the company’s Consolidated Statement of Income.

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based in the estimated fair value at the merger date (amounts in thousands):

Fair value of consideration transferred:
Total tender, merger consideration, debt cash payments and change in control payments	$172,109

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$44,078
Inventories	7,830
Property, plant, and equipment	99,796
Identifiable intangible assets	51,419
Deferred income taxes	14,856
Financial liabilities	(66,192)

Net recognized amounts of identifiable assets acquired	$151,787

Goodwill	$20,322

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted average Amortization years
Trademarks	$36,409	40.0
Customer relationships	13,487	25.0
Distributor relationships	1,523	15.0

	$51,419	35.3

Goodwill of $20.3 million is allocated to the DSD operating segment. Goodwill is primarily attributable to the distribution of TastyKake products throughout our distribution network and Nature’s Own products throughout the legacy Tasty distribution network. None of the intangible assets, including goodwill, are deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due is $20.2 million, of which $2.9 million is expected to be uncollectible. The company did not acquire any other class of receivable as a result of the merger with Tasty.

Tasty contributed revenues of $20.2 million and income from operations of $0.2 million for the period from May 20, 2011 to July 16, 2011. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2010 (amounts in thousands, except per share data):

	For the twelve weeks ended		For the twenty-eight weeks ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Sales:
As reported	$642,596	$607,716	$1,444,421	$1,402,742
Pro forma	$677,506	$660,797	$1,496,036	$1,508,427
Net income:
As reported	$28,210	$33,756	$69,371	$74,443
Pro forma	$25,749	$34,254	$73,378	$79,885
Basic net income per common share:
As reported	$0.21	$0.25	$0.51	$0.54
Pro forma	$0.19	$0.25	$0.54	$0.58
Diluted net income per common share:
As reported	$0.21	$0.24	$0.51	$0.54
Pro forma	$0.19	$0.25	$0.54	$0.58

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets have been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the merger with our credit facility and to conform Tasty’s revenue recognition policies. The pro forma also reflects adjustments for our acquisition costs of $4.5 million and $5.3 million for the twelve and twenty-eight weeks ending July 16, 2011, respectively. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 16, 2011, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 1, 2011	$193,052	$7,101	$200,153
Increase in goodwill related to acquisition (Note 4, Acquisition)	20,322	—	20,322

Balance as of July 16, 2011	$213,374	$7,101	$220,475

As of July 16, 2011 and January 1, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 16, 2011			January 1, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$5,612	$66,065	$35,268	$4,687	$30,581
Customer relationships	88,921	15,824	73,097	75,434	13,675	61,759
Non-compete agreements	1,874	1,377	497	1,874	1,353	521
Distributor relationships	4,123	516	3,607	2,600	413	2,187
Supply agreement	1,050	754	296	1,050	566	484

Total	$167,645	$24,083	$143,562	$116,226	$20,694	$95,532

There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.

Aggregate amortization expense for the twelve and twenty-eight weeks ending July 16, 2011 and July 17, 2010 were as follows (amounts in thousands):

Amortization expense
For the twelve weeks ended July 16, 2011	$1,535
For the twelve weeks ended July 17, 2010	$1,395
For the twenty-eight weeks ended July 16, 2011	$3,365
For the twenty-eight weeks ended July 17, 2010	$3,256

Estimated net amortization of intangibles for the remainder of fiscal 2011 and the next four years is as follows (amounts in thousands):

Amortization of Intangibles, net
Remainder of 2011	$3,811
2012	$7,702
2013	$7,471
2014	$7,331
2015	$7,138

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 2,775 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. A portion of the territories are generally financed over ten years bearing an interest rate of 12% and the distributor notes are collateralized by the independent distributors’ territories. A portion of the notes are financed bearing an interest rate of the Treasury or LIBOR yield plus a spread. The fair value of the company’s long-term debt at July 16, 2011 approximates the carrying value. For fair value disclosures information about our derivative assets and liabilities see Note 7, Derivative Financial Instruments.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 16, 2011	$2,968
For the twelve weeks ended July 17, 2010	$2,940
For the twenty-eight weeks ended July 16, 2011	$6,879
For the twenty-eight weeks ended July 17, 2010	$6,855

At July 16, 2011 and January 1, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 16, 2011	January 1, 2011
Distributor notes receivable	$114,865	$105,396
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,302	12,536

Long-term portion of distributor notes receivable	$100,563	$92,860

At July 16, 2011 and January 1, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

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

As of July 16, 2011, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(12.6) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1.5	$—	$—	$1.5
Other long-term	0.4	—	—	0.4

Total	1.9	—	—	1.9

Liabilities:
Other current	(13.0)	(1.3)	—	(14.3)
Other long-term	—	(0.2)	—	(0.2)

Total	(13.0)	(1.5)	—	(14.5)

Net Fair Value	$(11.1)	$(1.5)	$—	$(12.6)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2012. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company held commodity derivatives at July 16, 2011 and January 1, 2011 qualified for hedge accounting.

INTEREST RATE RISK

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008.

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

As of July 16, 2011, the fair value of the interest rate swaps was $(5.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	—	(3.3)	—	(3.3)
Other long-term	—	(1.8)	—	(1.8)

Total	—	(5.1)	—	(5.1)

Net Fair Value	$—	$(5.1)	$—	$(5.1)

The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 16, 2011		January 1, 2011		July 16, 2011		January 1, 2011
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$3,295	Other current liabilities	$3,789
Interest rate contracts	—	—	—	—	Other long term liabilities	1,812	Other long term liabilities	2,684
Commodity contracts	Other current assets	1,559	Other current assets	22,380	Other current liabilities	14,254	Other current liabilities	2,032
Commodity contracts	Other long term assets	365	Other long term assets	—	Other long term liabilities	223	Other long term liabilities	371

Total		$1,924		$22,380		$19,584		$8,876

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	July 16, 2011	July 17, 2010		July 16, 2011	July 17, 2010
Interest rate contracts	$(105)	$(1,319)	Interest expense (income)	$(380)	$(657)
Commodity contracts	(17,195)	5,096	Production costs(1)	8,117	(4,777)

Total	$(17,300)	$3,777		$7,737	$(5,434)

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twenty-eight weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twenty-eight weeks ended
	July 16, 2011	July 17, 2010		July 16, 2011	July 17, 2010
Interest rate contracts	$(242)	$(2,709)	Interest expense (income)	$1,181	$(2,857)
Commodity contracts	(8,565)	30,384	Production costs(1)	(22,213)	(5,212)

Total	$(8,807)	$27,675		$(21,032)	$(8,069)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at July 16, 2011:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$4.8	$0.1	$4.9
Expiring in 2011	(6.7)	(1.0)	(7.7)
Expiring in 2012	(1.0)	(1.7)	(2.7)
Expiring in 2013	—	(0.4)	(0.4)

Total	$(2.9)	$(3.0)	$(5.9)

As of July 16, 2011, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Interest rate contracts	$103.1
Wheat contracts	138.6
Soybean Oil contracts	19.4
Natural gas contracts	9.3

Total	$270.4

The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $103.1 million represents the current settlement notional amount. Note 8, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at July 16, 2011.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at July 16, 2011 and January 1, 2011 (amounts in thousands):

	JULY 16, 2011	JANUARY 1, 2011
Unsecured credit facility	$204,000	$—
Unsecured term loan	103,125	114,375
Capital lease obligations	9,610	10,541
Other notes payable	2,118	2,386

	318,853	127,302
Less current maturities	31,682	28,432

Total long-term debt and capital leases	$287,171	$98,870

On May 20, 2011, the company further amended and restated its credit facility (the “new credit facility”), which had been previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements.

Interest on the new credit facility is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $2.1 million in connection with the amendment of the credit facility, which, in addition to the remaining balance of the original $0.9 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the former credit facility at the time of the amendment for the new credit facility. There were $204.0 million in outstanding borrowings under the new credit facility at July 16, 2011, and no outstanding borrowings under the former credit facility at January 1, 2011, approximately $166.7 million of which was utilized for the Tasty acquisition.

The former credit facility was a five-year, $250.0 million senior unsecured revolving loan facility, which would have expired October 5, 2012. Under the former credit facility, interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were similar to those under the new credit facility, with the exception of the maximum leverage ratio.

As of July 16, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its former and new credit facilities.

On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 16, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan.

Interest on the term loan is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments began on December 31, 2008 and are due quarterly under the term loan at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid additional financing costs of $0.1 million in connection with the amendment of the term loan, which, in addition to the remaining balance of the original $0.8 million in financing costs, is being amortized over the remaining life of the term loan.

Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of July 16, 2011 and January 1, 2011, the book overdraft balance was $14.9 million and $9.7 million, respectively.

9. VARIABLE INTEREST ENTITY

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a variable interest entity (“VIE”). Under previous accounting guidance, we consolidated the VIE in our consolidated financial statements from the first quarter of 2004 through the fourth quarter of 2009 because during that time the company was considered to be the primary beneficiary. Under the revised principles, which became effective at the beginning of our fiscal 2010, we determined that the company is no longer the primary beneficiary and we deconsolidated the VIE in our financial statements. The VIE has collateral that is sufficient to meet its capital lease and other debt obligations and the owner of the VIE personally guarantees the obligations of the VIE. The VIE’s creditors have no recourse against the general credit of the company.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 16, 2011 and January 1, 2011, there was $7.6 million and $9.7 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. We expect this case to proceed to trial in late 2011 or 2012.

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

11. EARNINGS PER SHARE

On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010 (amounts and shares in thousands, except per share data):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
Net income	$28,210	$33,756	$69,371	$74,443

Dividends on restricted shares not expected to vest*	—	—	—	—

Net income attributable to common and participating shareholders	$28,210	$33,756	$69,371	$74,443

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	135,299	137,098	135,202	136,971
Weighted average shares outstanding for participating securities	—	306	82	359

Basic weighted average shares outstanding for common stock	135,299	137,404	135,284	137,330

Basic earnings per common share	$0.21	$0.25	$0.51	$0.54

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	135,299	137,404	135,284	137,330
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,926	1,134	1,450	1,144

Diluted weighted average shares outstanding for common stock	137,225	138,538	136,734	138,474

Diluted earnings per common share	$0.21	$0.24	$0.51	$0.54

*	The company expected all restricted share awards outstanding at July 17, 2010 to vest.

The following shares were not included in the computation of diluted earnings per share for the twelve and twenty-eighty weeks ended July 16, 2011 and July 17, 2010 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended July 16, 2011	—
For the twelve weeks ended July 17, 2010	1,130
For the twenty-eight weeks ended July 16, 2011	1,654
For the twenty-eight weeks ended July 17, 2010	2,118

12. STOCK BASED COMPENSATION

Our 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009, (“EPIP”) was approved by our shareholders and authorizes the compensation committee of the Board of Directors to make a variety of stock-based awards while selecting the form that is most appropriate for the company and eligible recipients. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 27,937,500 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Non-Qualified Stock Options

The following non-qualified stock options (“NQSO”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	2,142	1,703	1,490
Exercise price	16.31	16.67	15.89
Vesting date	2/10/2014	2/9/2013	2/9/2012
Fair value per share ($)	3.47	3.69	3.91
Dividend yield (%)(1)	3.00	3.00	2.20
Expected volatility (%)(2)	29.20	30.60	31.80
Risk-free interest rate (%)(3)	2.44	2.35	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at July 16, 2011	2,139	1,675	1,468

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.
3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
4.	Expected option life — The 2009, 2010, and 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The summary of the shares granted and outstanding for NQSO activity for the twenty-eight weeks ended July 16, 2011 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	NQSO	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	6,547	$14.66
Granted	2,142	$16.31
Exercised	(1,135)	$10.99
Forfeited	(33)	$16.33

Outstanding at July 16, 2011	7,521	$15.68	4.84	$54,764

Exercisable at July 16, 2011	2,253	$14.21	2.84	$19,716

As of July 16, 2011, there was $7.8 million of total unrecognized compensation expense related to outstanding NQSO. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

The cash received, the windfall tax benefits, and intrinsic value from NQSO exercises for the twenty-eight weeks ended July 16, 2011 and July 17, 2010 were as follows (amounts in thousands):

	July 16, 2011	July 17, 2010
Cash received from exercises	$12,471	$4,495
Cash tax windfall, net	$3,030	$570
Intrinsic value of NQSO exercised	$11,494	$2,796

Generally, if the employee dies, becomes disabled or retires at normal retirement age (age 65 or later), the NQSO immediately vest and must be exercised within two years. In addition, NQSO will vest if the company undergoes a change in control.

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2009, during the applicable measurement period, the Company TSR rank was less than the 50th percentile and the grant was reduced by 20% of the award or 60,420 common shares. The total amount of shares that were issued to plan participants was 241,680. Because the company achieved the ROI Target the total cost for the award was not reversed for the portion of shares that did not vest.

The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, upon retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest but will not exceed 100% of the award. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The following performance-contingent restricted stock awards have been granted under the EPIP since fiscal 2009 (amounts in thousands, except price data):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	324	268	306
Approximate vesting date	2/10/2013	2/9/2012	2/9/2011
Fair value per share	$15.93	$17.59	$16.64

A summary of the status of the company’s nonvested shares for performance-contingent restricted stock as of July 16, 2011, and changes during the twenty-eight weeks ended July 16, 2011, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Nonvested at January 1, 2011	568	$17.08
Granted	324	$15.93
Vested	(242)	$16.64
Canceled	(60)	$16.64
Forfeited	(7)	$16.96

Nonvested at July 16, 2011	583	$16.67	1.26	$13,396

As of July 16, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the twenty-eight weeks ended July 16, 2011 was $3.4 million.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the twenty-eight weeks ending July 16, 2011, an aggregate of 25,440 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the twenty-eight weeks ending July 16, 2011, a total of 32,025 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2011, non-employee directors were granted an aggregate of 50,400 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the first and second quarter of fiscal 2011 a total of 52,732 shares were exercised for deferred shares issued under the fiscal 2010 grant.

The deferred stock activity for the twenty-eight weeks ended July 16, 2011 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	240	$15.11
Deferred stock issued	76	$19.35
Deferred stock exercised	(85)	$15.31

Outstanding at July 16, 2011	231	$16.43	0.41	$5,305

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into stock appreciation rights (“rights”). These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.

The fair value of the rights at July 16, 2011 ranged from $10.68 to $21.61. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 17, 2010: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 1.47% and expected life of 0.05 years to 2.45 years.

The rights activity for the twenty-eight weeks ended July 16, 2011 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Outstanding at January 1, 2011	348	$11.76
Rights exercised	(161)	$12.62
Rights forfeited	—	—

Outstanding at July 16, 2011	187	$11.02	2.94	$2,775

The following table summarizes the company’s stock based compensation expense (income) for the twelve and twenty-eight week periods ended July 16, 2011 and July 17, 2010, respectively (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
Stock options	$1,140	$1,544	$4,682	$3,954
Restricted stock	1,117	1,123	2,549	2,669
Stock appreciation rights	830	(259)	1,344	108
Deferred stock	370	321	812	751

Total stock based compensation	$3,457	$2,729	$9,387	$7,482

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 16, 2011 as compared to accounts at January 1, 2011 (amounts in thousands):

	AS OF
	JULY 16, 2011	JANUARY 1, 2011
Current benefit liability	$1,460	$1,011
Noncurrent benefit liability	$99,787	$76,086
Accumulated other comprehensive loss	$56,814	$57,614

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 24, 2010, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of union employees. During the twenty-eight weeks ended July 16, 2011 the company contributed $3.3 million to company pension plans, of which $2.3 million related to a plan assumed in the Tasty acquisition.

On May 20, 2011, with the acquisition of Tasty, the company recorded assumed liabilities for the Tasty unfunded obligation for their defined benefit plans. The total unfunded obligations were $23.8 million at the acquisition date.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
Service cost	$110	$89	$257	$209
Interest cost	4,607	4,308	10,224	10,051
Expected return on plan assets	(5,474)	(4,769)	(12,130)	(11,127)
Amortization of net loss	629	503	1,467	1,173

Total net periodic benefit (income) cost	$(128)	$131	$(182)	$306

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

On May 20, 2011, with the acquisition of Tasty, the company recorded assumed liabilities for the Tasty unfunded obligation for their Supplemental Executive Retirement Plans. The total unfunded obligations were $5.2 million at the acquisition date.

The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
Service cost	$97	$143	$229	$340
Interest cost	182	200	393	471
Amortization of prior service (credit) cost	(59)	(62)	(139)	(94)
Amortization of net (gain) loss	(11)	(19)	(26)	(31)

Total net periodic benefit cost	$209	$262	$457	$686

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. The cost and contributions for those employees who also participate in the defined benefit pension plan is 25% of the first $400 contributed by the employee. Prior to January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan was 2% of compensation and 50% of the employees’ contributions, up to 6% of compensation. Effective January 1, 2006, the costs and contributions for employees who do not participate in the defined benefit pension plan increased to 3% of compensation and 50% of the employees’ contributions, up to 6% of compensation. During the twelve weeks ended July 16, 2011 and July 17, 2010, the total cost and contributions were $4.1 million and $3.9 million, respectively. During the twenty-eight weeks ended July 16, 2011 and July 17, 2010, the total cost and contributions were $10.1 million and $9.4 million, respectively.

The company also has a smaller 401(k) Plan associated with an acquisition that will be merged into the Flowers Foods 401(k) Retirement Savings Plan later this year. A 401(k) Plan was assumed with the Tasty acquisition and will be merged when we receive final determination letters.

14. INCOME TAXES

The company’s effective tax rate for the twelve and twenty-eight weeks ended July 16, 2011 was 35.5% and 35.2% respectively. The rate for the current quarter is slightly higher than fiscal the first quarter’s rate of 35.0% due to non-deductible transaction costs associated with Tasty. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction. The Tasty acquisition affected the deferred tax assets during the twelve and twenty-eight weeks ended July 16, 2011. Please see Note 4, Acquisition, for additional information.

During the twelve and twenty-eight weeks ended July 16, 2011, the company’s only material activity with respect to its uncertain tax positions was an increase of $4.9 million due to the Tasty acquisition. At this time, we do not anticipate any other significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

DSD produces fresh and frozen packaged bread, rolls and snack cakes and warehouse delivery produces frozen bread and rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. The Tasty acquisition, discussed in Note 4, Acquisition, is included in the DSD segment because Tasty uses the direct store delivery method for product distribution which satisfies the aggregation criteria with our other DSD segment entities. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	FOR THE TWELVE WEEKS ENDED		FOR THE TWENTY-EIGHT WEEKS ENDED
	JULY 16, 2011	JULY 17, 2010	JULY 16, 2011	JULY 17, 2010
SALES:
DSD	$530,765	$495,540	$1,184,996	$1,149,318
Warehouse delivery	142,346	143,590	334,148	328,535
Eliminations: Sales from warehouse delivery to DSD	(24,330)	(25,793)	(61,157)	(61,886)
Sales from DSD to warehouse delivery	(6,185)	(5,621)	(13,566)	(13,225)

	$642,596	$607,716	$1,444,421	$1,402,742

DEPRECIATION AND AMORTIZATION:
DSD	$16,167	$15,463	$38,034	$35,565
Warehouse delivery	4,593	4,533	10,649	10,069
Unallocated	138	25	207	24

	$20,898	$20,021	$48,890	$45,658

INCOME FROM OPERATIONS:
DSD	$51,339	$47,787	$115,558	$108,470
Warehouse delivery	5,117	11,841	16,448	25,374
Unallocated	(13,345)	(8,392)	(27,377)	(20,568)

	$43,111	$51,236	$104,629	$113,276

NET INTEREST INCOME	$596	$956	$2,358	$2,087

INCOME BEFORE INCOME TAXES	$43,707	$52,192	$106,987	$115,363

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the twelve weeks ended July 16, 2011			For the twelve weeks ended July 17, 2010
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$314,315	$23,521	$337,836	$288,606	$24,675	$313,281
Store Branded Retail	91,560	29,294	120,854	81,239	25,404	106,643
Non-retail and Other	118,705	65,201	183,906	120,074	67,718	187,792

Total	$524,580	$118,016	$642,596	$489,919	$117,797	$607,716

	For the twenty-eight weeks ended July 16, 2011			For the twenty-eight weeks ended July 17, 2010
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$694,052	$51,427	$745,479	$667,057	$65,653	$732,710
Store Branded Retail	193,605	68,575	262,180	180,770	46,740	227,510
Non-retail and Other	283,773	152,989	436,762	288,266	154,256	442,522

Total	$1,171,430	$272,991	$1,444,421	$1,136,093	$266,649	$1,402,742

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 16, 2011, the date of these financial statements. There were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 16, 2011 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OVERVIEW:

Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, tortillas, snack cakes and pastries that are distributed fresh to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments: DSD and warehouse delivery. The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls and buns and tortillas for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.

On May 20, 2011, a wholly owned subsidiary of the company merged with Tasty Baking Company (“Tasty”). Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. As a result of the merger, the company has expanded into new geographic markets.

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The merger was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive the $4.00 per share in cash as merger consideration, without interest and less any applicable withholding taxes, which is the same price in the tender offer.

The company incurred $4.5 million and $5.3 million of acquisition-related costs for the twelve and twenty-eight weeks ended July 16, 2011, respectively. These expenses are included in selling, distribution and administrative expense in the company’s Consolidated Statement of Income.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. Since the middle of 2010, our sales have been negatively impacted by the competitive landscape and higher promotional activity within the baking industry. Sales for the quarter ended July 16, 2011 increased 5.7% from the quarter ended July 17, 2010. This increase was primarily due to positive pricing and mix shifts of 4.5% and the Tasty merger that affected sales by 3.3%, both of which were partially offset by declining volume of 2.1%.   For the twenty-eight weeks ended July 17, 2011 sales increased 3.0% from the same period of fiscal 2010. The increase was primarily due to positive pricing and mix shifts of 3.2% and the Tasty merger which positively impacted sales 1.4%. These increases were partially offset by volume decreases of 1.6%.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings. Commodity costs increased during the second quarter of fiscal 2011 and we expect them to continue to rise during the remainder of the year.

For the twelve weeks ended July 16, 2011, diluted net income per share was $0.21 as compared to $0.24 per share for the twelve weeks ended July 17, 2010, a 12.5% decrease. For the twelve weeks ended July 16, 2011, net income was $28.2 million, an 16.4% decrease compared to $33.8 million reported for the twelve weeks ended July 17, 2010.

For the twenty-eight weeks ended July 16, 2011, diluted net income per share was $0.51 as compared to $0.54 per share for the twenty-eight weeks ended July 17, 2010, a 5.6% decrease. For the twenty-eight weeks ended July 16, 2011, net income was $69.4 million, a 6.8% decrease compared to $74.4 million reported for the twenty-eight weeks ended July 17, 2010.

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

MATTERS AFFECTING ANALYSIS:

Credit facility. On May 20, 2011, the company further amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions.

Tasty Baking Company (“Tasty”) acquisition. On May 20, 2011, a wholly owned subsidiary of the company merged with Tasty. Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment.

Stock Split. On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 16, 2011 and July 17, 2010, are set forth below (dollars in thousands):

	For the twelve weeks ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010	Dollars	%
Sales
DSD	$524,580	$489,919	81.6	80.6	$34,661	7.1
Warehouse delivery	118,016	117,797	18.4	19.4	219	0.2

Total	$642,596	$607,716	100.0	100.0	$34,880	5.7

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$251,435	$234,612	47.9	47.9	$16,823	7.2
Warehouse delivery(1)	90,452	83,941	76.6	71.3	6,511	7.8

Total	$341,887	$318,553	53.2	52.4	$23,334	7.3

Selling, distribution and administrative expenses
DSD(1)	$205,639	$192,057	39.2	39.2	$13,582	7.1
Warehouse delivery(1)	17,854	17,482	15.1	14.8	372	2.1
Corporate(2)	13,207	8,367	—	—	4,840	57.8

Total	$236,700	$217,906	36.8	35.9	$18,794	8.6

Depreciation and amortization
DSD(1)	$16,167	$15,463	3.1	3.2	$704	4.6
Warehouse delivery(1)	4,593	4,533	3.9	3.8	60	1.3
Corporate(2)	138	25	—	—	113	NM

Total	$20,898	$20,021	3.3	3.3	$877	4.4

Income from operations
DSD(1)	$51,339	$47,787	9.8	9.8	$3,552	7.4
Warehouse delivery(1)	5,117	11,841	4.3	10.1	(6,724)	(56.8)
Corporate(2)	(13,345)	(8,392)	—	—	(4,953)	(59.0)

Total	$43,111	$51,236	6.7	8.4	$(8,125)	(15.9)

Interest income, net	$596	$956	0.1	0.2	$(360)	(37.7)
Income taxes	$15,497	$18,436	2.4	3.0	$(2,939)	(15.9)

Net income	$28,210	$33,756	4.4	5.6	$(5,546)	(16.4)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 16, 2011 and July 17, 2010, are set forth below (dollars in thousands):

	For the twenty-eight weeks ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010	Dollars	%
Sales
DSD	$1,171,430	$1,136,093	81.1	81.0	$35,337	3.1
Warehouse delivery	272,991	266,649	18.9	19.0	6,342	2.4

Total	$1,444,421	$1,402,742	100.0	100.0	$41,679	3.0

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$550,078	$543,442	47.0	47.8	$6,636	1.2
Warehouse delivery(1)	204,067	189,909	74.8	71.2	14,158	7.5

Total	$754,145	$733,351	52.2	52.3	$20,794	2.8

Selling, distribution and administrative expenses
DSD(1)	$467,760	$448,616	39.9	39.5	$19,144	4.3
Warehouse delivery(1)	41,827	41,297	15.3	15.5	530	1.3
Corporate(2)	27,170	20,544	—	—	6,626	32.3

Total	$536,757	$510,457	37.2	36.4	$26,300	5.2

Depreciation and amortization
DSD(1)	$38,034	$35,565	3.2	3.1	$2,469	6.9
Warehouse delivery(1)	10,649	10,069	3.9	3.8	580	5.8
Corporate(2)	207	24	—	—	183	NM

Total	$48,890	$45,658	3.4	3.3	$3,232	7.1

Income from operations
DSD(1)	$115,558	$108,470	9.9	9.5	$7,088	6.5
Warehouse delivery(1)	16,448	25,374	6.0	9.5	(8,926)	(35.2)
Corporate(2)	(27,377)	(20,568)	—	—	(6,809)	(33.1)

Total	$104,629	$113,276	7.2	8.1	$(8,647)	(7.6)

Interest income, net	$2,358	$2,087	0.2	0.1	$271	13.0
Income taxes	$37,616	$40,920	2.6	2.9	$(3,304)	(8.1)

Net income	$69,371	$74,443	4.8	5.3	$(5,072)	(6.8)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 16, 2011 COMPARED TO TWELVE WEEKS ENDED JULY 17, 2010

Consolidated Sales.

	For the Twelve Weeks Ended July 16, 2011		For the Twelve Weeks Ended July 17, 2010		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$337,836	52.6%	$313,281	51.6%	7.8%
Store Branded Retail	120,854	18.8	106,643	17.5	13.3%
Non-Retail and Other	183,906	28.6	187,792	30.9	(2.1)%

Total	$642,596	100.0%	$607,716	100.0%	5.7%

The 5.7% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.5%
Volume	(2.1)%
Acquisition	3.3%

Total Percentage Change in Sales	5.7%

Sales category discussion

The increase in branded retail sales was due primarily to overall pricing/mix increases and the Tasty acquisition. These were partially offset by decreased volume in branded white bread, soft variety bread and cake, excluding the Tasty acquisition. The increase in store branded retail sales was due primarily to increases in store brand cake and increased volume in the store brand white bread category and positive pricing/mix. The decrease in non-retail and other sales was due primarily to overall volume declines.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended July 16, 2011		For the Twelve Weeks Ended July 17, 2010		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$314,315	59.9%	$288,606	58.9%	8.9%
Store Branded Retail	91,560	17.5	81,239	16.6	12.7%
Non-Retail and Other	118,705	22.6	120,074	24.5	(1.1)%

Total	$524,580	100.0%	$489,919	100.0%	7.1%

The 7.1% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.2%
Volume	(1.2)%
Acquisition	4.1%

Total Percentage Change in Sales	7.1%

Sales category discussion

The increase in branded retail sales was due to pricing/mix increases and the Tasty acquisition partially offset by volume declines in branded white bread and cake, excluding the Tasty acquisition. The increase in store branded retail sales was due to increases in white bread and buns/rolls/tortillas and the Tasty acquisition. The decrease in non-retail and other sales was due to volume declines.

Warehouse Delivery Sales.

	For the Twelve Weeks Ended July 16, 2011		For the Twelve Weeks Ended July 17, 2010		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$23,521	19.9%	$24,675	20.9%	(4.7)%
Store Branded Retail	29,294	24.8	25,404	21.6	15.3%
Non-Retail and Other	65,201	55.3	67,718	57.5	3.7%

Total	$118,016	100.0%	$117,797	100.0%	0.2%

The 0.2% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.5%
Volume	(4.3)%

Total Percentage Change in Sales	0.2%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower branded multi-pak and snack cake volume as a result of new store brand cake programs introduced by certain of the company’s customers, which resulted in an increase in store branded retail sales. The decrease in non-retail and other sales, which include contract production and vending, was primarily due to lower volume.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to significant increases in ingredient costs, particularly flour, sweeteners, shortening oil and cocoa, partially offset by lower workforce-related costs as a percent of sales. In addition, the acquisition has higher costs as a percent of sales.

The DSD segment was consistent with prior year. Sales increases, improved efficiency and lower workforce-related costs as a percentage of sales were offset by higher ingredient costs and higher costs for the Tasty acquisition.

The warehouse delivery segment increase as a percent of sales was primarily the result of higher ingredient costs, primarily shortening oil, sugar and cocoa and repairs and maintenance costs, partially offset by lower workforce-related and packaging costs as a percent of sales. Costs associated with the closure of a mix plant in the current year and insurance proceeds in the prior year also contributed to the increased costs.

Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to the Tasty acquisition and higher distribution costs as a percent of sales. These were partially offset by sales increases. The acquisition related costs were $4.5 million for the quarter and are included in unallocated corporate expenses.

The DSD segment’s selling, distribution and administrative expenses were consistent with the prior year.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher workforce-related costs as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased primarily due to the Tasty acquisition.

The DSD segment’s depreciation and amortization expense increase was due to the Tasty acquisition. The warehouse delivery segment’s depreciation and amortization expense increase was due to assets placed in service subsequent to the second quarter of fiscal 2010.

Income from Operations. The increase in the DSD segment income from operations was attributable to higher sales, partially offset by increases in input costs. During the quarter, the acquisition was neutral to operating income. The decrease in the warehouse delivery segment income from operations was primarily a result of a lag in pricing compared to ingredient cost increases and by an unforeseen shift to the back half of certain planned volume. The increase in unallocated corporate expenses was primarily due to the Tasty acquisition related costs discussed above.

Net Interest Income. The decrease was related to higher interest expense due to higher debt outstanding under the new credit facility due to the Tasty acquisition. The credit facility and term loan had outstanding borrowings of $25.0 million and $123.8 million, respectively, at July 17, 2010. The new credit facility and term loan had outstanding borrowings of $204.0 million and $103.1 million, respectively at July 16, 2011.

Income Taxes. The effective tax rate for the second quarter of fiscal 2011 was 35.5% compared to 35.3% in the second quarter of the prior year. The increase in the rate is due mainly to the non-deductible transaction costs associated with Tasty. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.

TWENTY-EIGHT WEEKS ENDED JULY 16, 2011 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 17, 2010

Consolidated Sales.

	For the Twenty-Eight Weeks Ended July 16, 2011		For the Twenty-Eight Weeks Ended July 17, 2010		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$745,479	51.6%	$732,710	52.2%	1.7%
Store Branded Retail	262,180	18.2	227,510	16.2	15.2%
Non-Retail and Other	436,762	30.2	442,522	31.6	(1.3)%

Total	$1,444,421	100.0%	$1,402,742	100.0%	3.0%

The 3.0% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.2%
Volume	(1.6)%
Acquisitions	1.4%

Total Percentage Change in Sales	3.0%

Sales category discussion

The increase in branded retail sales was due primarily to positive net pricing/mix and the acquisition, partially offset by volume declines in cake, excluding the Tasty acquisition, and white bread and soft variety bread. The increase in store branded retail sales was primarily due to increases in store branded cake. The decrease in non-retail and other sales was due primarily to decreases in fast foods and institutional.

Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended July 16, 2011		For the Twenty-Eight Weeks Ended July 17, 2010		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$694,052	59.2%	$667,057	58.7%	4.0%
Store Branded Retail	193,605	16.5	180,770	15.9	7.1%
Non-Retail and Other	283,773	24.3	288,266	25.4	(1.6)%

Total	$1,171,430	100.0%	$1,136,093	100.0%	3.1%

The 3.1% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.8%
Volume	(1.5)%
Acquisitions	1.8%

Total Percentage Change in Sales	3.1%

Sales category discussion

The increase in branded retail sales was due primarily to positive net pricing/mix and the acquisition, partially offset by volume declines in white bread and soft variety bread. The increase in store branded retail was primarily from volume growth in store brand white bread and store brand buns/rolls/tortillas. The decrease in non-retail and other sales was primarily due to declines in foodservice channel sales.

Warehouse Delivery Sales.

	For the Twenty-Eight Weeks Ended July 16, 2011		For the Twenty-Eight Weeks Ended July 17, 2010		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$51,427	18.8%	$65,653	24.6%	(21.7)%
Store Branded Retail	68,575	25.1	46,740	17.5	46.7%
Non-Retail and Other	152,989	56.1	154,256	57.9	(0.8)%

Total	$272,991	100.0%	$266,649	100.0%	2.4%

The 2.4% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.3%
Volume	(1.9)%

Total Percentage Change in Sales	2.4%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower multi-pak cake volume as a result of store brand cake programs introduced by certain of the company’s customers during the third quarter of fiscal 2010, which resulted in the increase in store branded retail sales. The decrease in non-retail and other sales, which include contract production and vending, was due primarily to lower mix plants sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to higher sales. These were partially offset by higher workforce-related costs as a percent of sales and higher costs as a percent of sales for the acquisition. Costs of $2.8 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment increase as a percent of sales was primarily a result of decreases in ingredient costs. These were partially offset by higher workforce-related costs as a percent of sales.

The warehouse delivery segment increase as a percent of sales was primarily as a result of higher ingredient and repairs and maintenance costs as a percent of sales.

Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to higher workforce-related costs as a percent of sales and $5.3 million of acquisition related costs. Costs of $2.4 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses were relatively flat as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased primarily due to the acquisition and assets placed into service after the second quarter of fiscal 2010.

The DSD segment’s depreciation and amortization expense increased primarily due to assets placed into service subsequent to the second quarter of fiscal 2010 and the acquisition. The warehouse delivery segment’s depreciation and amortization expense increased primarily as a result of assets placed into service subsequent to the second quarter of fiscal 2010.

Income from Operations. The increase in the DSD segment income from operations was attributable to sales increases and lower input costs as a percent of sales, partially offset by costs associated with the closure of a manufacturing facility in the first quarter of this year. The decrease in the warehouse delivery segment income from operations was primarily a result of higher ingredient costs as a percent of sales and a lag in pricing compared to ingredient cost increases and by an unforeseen shift to the back half of certain planned volume. The increase in unallocated corporate expenses was primarily due to $5.3 million of acquisition related costs.

Net Interest Income. The increase was related to lower interest expense due to lower debt outstanding under the former and new credit facilities and the term loan for the most part of fiscal 2011 when compared to fiscal 2010.

Income Taxes. The effective tax rate for the twenty-eight weeks ended July 16, 2011 and July 17, 2010 was 35.2% and 35.5%, respectively. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.

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

Cash Flows

Flowers Foods’ cash and cash equivalents increased to $13.7 million at July 16, 2011 from $6.8 million at January 1, 2011. The increase resulted from $66.2 million provided by operating activities and $152.2 provided by financing activities, offset by $211.4 million disbursed for investing activities.

Cash Flows Provided by Operating Activities. Net cash of $66.2 million provided by operating activities during the twenty-eight weeks ended July 16, 2011 consisted primarily of $69.4 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$48,890
Gain reclassified from accumulated other comprehensive income to net income	(36,118)
Stock-based compensation	9,387
Deferred income taxes	(5,719)
Provision for inventory obsolescence	762
Allowances for accounts receivable	557
Pension and postretirement plans expense	275
Other	(184)

Total	$17,850

Cash used for working capital and other activities was $21.1 million. As of July 16, 2011, the company had $20.8 million recorded in other current assets representing collateral for hedged positions. As of January 1, 2011, the company had $11.5 million recorded in other accrued liabilities representing collateral for hedged positions.

Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 16, 2011 of $211.4 million consisted primarily of cash used for the Tasty acquisition of $164.5 million (net of $2.2 million acquired) and capital expenditures of $43.4 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $33.8 million and $8.4 million, respectively. The company estimates capital expenditures of approximately $85.0 million to $90.0 million during fiscal 2011. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities of $152.2 million during the twenty-eight weeks ended July 16, 2011 consisted primarily of dividends paid of $38.4 million, stock repurchases of $18.0 million, and the payment of financing fees related to the credit facility amendment and restatement of $2.1 million. These were offset by net debt issuances of $190.1 million and $12.5 million from the exercise of stock options and the related share-based payments income tax benefit of $3.1 million.

Credit Facility and Term Loan

Credit Facility. On May 20, 2011, the company further amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements.

Interest on the new credit facility is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $2.1 million in connection with the amendment of the credit facility, which, in addition to the remaining balance of the original $0.9 million in financing costs, is being amortized over the remaining life of the term loan.

The former credit facility was a five-year, $250.0 million senior unsecured revolving loan facility, which would have expired October 5, 2012. Under the former credit facility, interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were similar to those under the new credit facility, with the exception of the maximum leverage ratio. There were $204.0 million in outstanding borrowings under the new credit facility at July 16, 2011, and no outstanding borrowings under the former credit facility at January 1, 2011, approximately $166.7 million of which was utilized for the Tasty acquisition.

As of July 16, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its former and new credit facilities.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of July 16, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of July 16, 2011 and January 1, 2011, the amounts outstanding under the term loan were $103.1 million and $114.4 million, respectively.

Interest on the term loan is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. Principal payments began on December 31, 2008 and are due quarterly under the term loan at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The company paid additional financing costs of $0.1 million in connection with the amendment of the term loan, which, in addition to the original $0.8 million in financing costs, is being amortized over the remaining life of the term loan.

Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability.

Uses of Cash

On February 17, 2011, the Board of Directors declared a dividend of $0.13 per share on the company’s common stock that was paid on March 17, 2011 to shareholders of record on March 3, 2011. This dividend payment was $18.1 million. On May 25, 2011, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on June 24, 2011 to shareholders of record on June 10, 2010. This dividend payment was $20.4 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2011, 1,043,105 shares (split adjusted), at a cost of $18.0 million of the company’s common stock were purchased under the plan. No repurchases were made by the company during the second quarter of fiscal 2011. From the inception of the plan through July 16, 2011, 37.4 million shares, at a cost of $422.2 million, have been purchased.

During the first quarter of fiscal 2011, the company paid $18.8 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

On May 20, 2011, a wholly owned subsidiary of the company merged with Tasty Baking Company (“Tasty”). Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. As a result of the merger, the company has expanded into new geographic markets in the Northeast United States.

Cash of $166.7 million has been paid of the aggregate purchase price of $171.2 million, including the payoff of certain indebtedness and Tasty transaction expenses. There are change in control payments that have been accrued as they were not paid concurrent with closing. The merger was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive the $4.00 per share in cash as merger consideration, without interest and less any applicable withholding taxes, which is the same price in the tender offer.

The company incurred $5.3 million of acquisition-related costs during the twenty-eight weeks ended July 16, 2011. These expenses are included in selling, distribution and administrative expense in the company’s Consolidated Statement of Income for the twelve and twenty-eight weeks ended July 16, 2011.

The company contributed $2.3 million to the Tasty defined benefit plan assumed with the acquisition. An additional $5.8 million will be paid through the remainder of fiscal 2011 for this plan.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 16, 2011, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(12.6) million. Of this net fair value, $(11.1) million is based on quoted market prices and $(1.5) million is based on models and other valuation methods. Approximately $(11.0) million and $(1.6) million of this net fair value relates to instruments that will be utilized in fiscal 2011 and 2012, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 16, 2011, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the net fair value of the derivative portfolio by $15.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in the net fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company has interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008. As of July 16, 2011, the net fair value of these interest rate swaps was $(5.1) million. All of this net fair value is based on valuation models and $(1.7) million, $(2.7) million and $(0.7) million of this net fair value is related to instruments expiring in 2011 through 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of July 16, 2011, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the net fair value of the interest rate swap by $0.1 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 16, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of July 16, 2011, management has excluded the Tasty acquisition as we are currently assessing their control environment. Tasty’s revenues for the twelve and twenty-eight weeks ended July 16, 2011 of $20.2 million represents approximately 3.1% and 1.4% of our consolidated revenue for the twelve and twenty-eight weeks ended July 16, 2011, respectively. Tasty’s assets, including intangible assets, represent approximately 4.8% of our consolidated assets at July 16, 2011.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. We expect this case to proceed to trial in late 2011 or 2012.

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

FLOWERS FOODS, INC.

By:	/s/ GEORGE E. DEESE
Name:	George E. Deese
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 17, 2011

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).

10.8	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.10	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.11	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.12	—	First Amendement to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.13	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.14	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.15	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.16	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

*21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 16, 2011.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith