Form 10-Q
period 2011-10-08
FLOWERS FOODS INC
filed 2011-11-10
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 4, 2011
Common Stock, $.001 par value	135,966,561

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	October 8, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,196	$6,755

Accounts and notes receivable, net of allowances of $580 and $522, respectively	193,375	166,281

Inventories, net:
Raw materials	27,508	20,879
Packaging materials	17,270	12,125
Finished goods	38,537	27,570

	83,315	60,574

Spare parts and supplies	39,576	37,085

Deferred taxes	32,243	1,095

Other	50,435	41,924

Total current assets	407,140	313,714

Property, Plant and Equipment, net of accumulated depreciation of $729,424 and $679,561, respectively	702,761	604,693

Notes Receivable	101,137	92,860

Assets Held for Sale — Distributor Routes	14,236	11,924

Other Assets	14,839	5,113

Goodwill	220,953	200,153

Other Intangible Assets, net	143,146	97,032

Total assets	$1,604,212	$1,325,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$33,558	$28,432
Accounts payable	123,890	102,068
Accrued taxes	3,915	4,271
Other accrued liabilities	150,333	108,001

Total current liabilities	311,696	242,772

Long-Term Debt and Capital Leases	305,059	98,870

Other Liabilities:
Post-retirement/post-employment obligations, net	91,465	76,086
Deferred taxes	48,448	66,680
Other	54,571	45,291

Total other liabilities	194,484	188,057

Commitments and Contingencies
Flowers Foods, Inc. Stockholders’ Equity:
Preferred stock — $100 par value, 100,000 authorized and none issued	—	—
Preferred stock — $.01 par value, 900,000 authorized and none issued	—	—
Common stock — $.001 and $.002 par value, respectively, 500,000,000 authorized shares, 152,488,008 shares and 101,659,924 shares issued, respectively	199	199
Treasury stock — 16,521,447 shares and 11,011,494 shares, respectively	(221,442)	(214,683)
Capital in excess of par value	541,482	540,294
Retained earnings	545,270	503,689
Accumulated other comprehensive loss	(72,536)	(33,709)

Total stockholders’ equity	792,973	795,790

Total liabilities and stockholders’ equity	$1,604,212	$1,325,489

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Sales	$675,369	$597,894	$2,119,790	$2,000,636
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	365,706	316,141	1,119,851	1,049,492
Selling, distribution and administrative expenses	239,084	215,222	775,841	725,679
Depreciation and amortization	22,816	19,778	71,706	65,436

Income from operations	47,763	46,753	152,392	160,029
Interest expense	(2,838)	(1,791)	(7,359)	(6,559)
Interest income	3,103	2,918	9,982	9,773

Income before income taxes	48,028	47,880	155,015	163,243
Income tax expense	17,009	16,714	54,625	57,634

Net income	$31,019	$31,166	$100,390	$105,609

Net Income per share:
Basic:
Net income per share	$0.23	$0.23	$0.74	$0.77

Weighted average shares outstanding	135,617	137,443	135,384	137,364

Diluted:
Net income per share	$0.23	$0.23	$0.73	$0.76

Weighted average shares outstanding	137,207	138,414	136,851	138,362

Cash dividends paid per common share	$0.150	$0.133	$0.433	$0.383

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	Comprehensive Income	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
		Number of Shares Issued	Par Value				Number of Shares	Cost
Balances at January 1, 2011		101,659,924	$199	$540,294	$503,689	$(33,709)	(11,011,494)	$(214,683)	$795,790
Net income	$100,390				100,390				100,390
Derivative transactions, net of tax	(39,972)					(39,972)			(39,972)
Amortization of prior service credits, net of tax	(122)					(122)			(122)
Amortization of actuarial loss, net of tax	1,267					1,267			1,267

Comprehensive income	$61,563

Adjustment for 3 for 2 stock split (Note 1)		50,828,084			(39)		(5,375,912)		(39)
Exercise of stock options				(2,528)			788,465	15,249	12,721
Deferred stock issuance				(1,158)			56,505	1,117	(41)
Issuance of performance-contingent restricted stock				(4,213)			216,050	4,213	0
Amortization of share-based payment compensation				10,427					10,427
Tax benefits related to share based payment awards				2,920					2,920
Performance-contingent restricted stock awards forfeitures and cancellations				959			(51,630)	(959)	0
Stock repurchases							(1,155,103)	(26,598)	(26,598)
Issuance of deferred compensation				(219)			11,672	219	0
Contingent acquisition consideration				(5,000)					(5,000)
Dividends paid — $0.433 per common share					(58,770)				(58,770)

Balances at October 8, 2011		152,488,008	$199	$541,482	$545,270	$(72,536)	(16,521,447)	$(221,442)	$792,973

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the 40 weeks ended
	October 8, 2011	October 9, 2010
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$100,390	$105,609
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	11,203	10,343
(Gain) loss reclassified from accumulated other comprehensive income to net income	(40,354)	22,589
Depreciation and amortization	71,706	65,436
Deferred income taxes	(10,520)	(2,637)
Provision for inventory obsolescence	934	967
Allowances for accounts receivable	460	1,093
Pension and postretirement plans expense	249	1,417
Other	(87)	(89)
Pension contributions	(10,962)	(772)
Changes in assets and liabilities:
Accounts and notes receivable, net	(8,376)	121
Inventories, net	(15,845)	(6,576)
Derivative transactions, net	(24,278)	15,377
Other assets	9,442	(5,777)
Accounts payable	3,565	13,091
Other accrued liabilities	7,258	8,615

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,785	228,807

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(65,314)	(74,239)
Proceeds from sale of property, plant and equipment	2,339	719
Issuance of notes receivable	(10,145)	(7,023)
Proceeds from notes receivable	9,651	9,618
Acquisitions, net of cash acquired	(164,485)	—
Contingent acquisition consideration payments	(5,000)	—
Deconsolidation of variable interest entity (See Note 9)	—	(8,804)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(232,954)	(79,729)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(58,770)	(52,698)
Exercise of stock options	12,721	7,609
Income tax benefit related to stock awards	3,061	974
Stock repurchases	(26,598)	(22,762)
Change in book overdraft	2,962	1,236
Proceeds from debt borrowings	790,400	409,000
Debt and capital lease obligation payments	(581,978)	(504,278)
Payment of financing fees	(2,108)	—
Other	(80)	—

NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	139,610	(160,919)

Net increase (decrease) in cash and cash equivalents	1,441	(11,841)
Cash and cash equivalents at beginning of period	6,755	18,948

Cash and cash equivalents at end of period	$8,196	$7,107

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 8, 2011 and October 9, 2010 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 1, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2011 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2011 (sixteen weeks), second quarter ended July 16, 2011 (twelve weeks), third quarter ended October 8, 2011 (twelve weeks) and fourth quarter ending December 31, 2011 (twelve weeks).

STOCK SPLIT — On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split. The company revised certain historical amounts when it recorded the 3-for-2 stock split. The amounts were immaterial and reclassified within stockholders equity between par value and capital in excess of par.

SEGMENTS — The company consists of the following business segments: direct-store-delivery (“DSD”) and warehouse delivery. The DSD segment focuses on producing and marketing a wide variety of bakery products to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada primarily through our DSD route delivery system. The warehouse delivery segment produces snack cakes for sale to retail, vending and co-pack customers as well as frozen bread, rolls and buns for sale to retail and foodservice customers primarily through warehouse distribution. The company acquired Tasty Baking Company (“Tasty”) on May 20, 2011 and the results of Tasty’s operations are included in our DSD segment beginning on May 20, 2011. See Note 4, Acquisition, for more details.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 8, 2011 and October 9, 2010. No other customer accounted for 10% or more of the company’s sales.

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(Percent of Sales)		(Percent of Sales)
DSD	17.5%	18.1%	17.9%	18.4%
Warehouse delivery	3.8	4.2	3.9	3.5

Total	21.3%	22.3%	21.8%	21.9%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended January 1, 2011.

2. COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income was $21.3 million and $61.6 million for the twelve and forty weeks ended October 8, 2011, respectively. Total comprehensive income was $52.0 million and $138.6 million for the twelve and forty weeks ended October 9, 2010, respectively.

During the forty weeks ended October 8, 2011, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, January 1, 2011	$(33,709)
Derivative transactions:
Net deferred gains (losses) on closed contracts, net of income tax of $4,218	6,738
Amounts reclassified to earnings, net of income tax of $(14,332)	(22,894)
Effective portion of change in fair value of hedging instruments, net of income tax of $(14,909)	(23,816)
Amortization of actuarial loss, net of income tax of $793	1,267
Amortization of prior service credits, net of income tax of $(76)	(122)

Accumulated other comprehensive loss, October 8, 2011	$(72,536)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance was applied to the disclosures for the Tasty acquisition as disclosed in Note 4, Acquisition.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of reporting units is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance for disclosures of multiemployer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011 and is to be applied retrospectively for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

4. ACQUISITION

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the TastyKake brand increased our position in the branded snack cake category.

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments have been accrued because they were not paid at closing. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted pursuant to the acquisition into the right to receive $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

The company incurred $0.7 million and $6.0 million of acquisition-related costs for the twelve and forty weeks ended October 8, 2011, respectively. These expenses are included in selling, distribution and administrative expense in the company’s consolidated statement of income.

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Total tender, acquisition consideration, debt cash payments and change in control payments	$172,109

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$44,160
Inventories	7,830
Property, plant, and equipment	99,796
Identifiable intangible assets	51,419
Deferred income taxes	14,856
Financial liabilities	(66,752)

Net recognized amounts of identifiable assets acquired	$151,309

Goodwill	$20,800

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization years):

	Amount	Weighted average Amortization years
Trademarks	$36,409	40.0
Customer relationships	13,487	25.0
Distributor relationships	1,523	15.0

	$51,419	35.3

Goodwill of $20.8 million was allocated to the DSD operating segment. The primary reasons for the acquisition are to distribute TastyKake products throughout our distribution network and Nature’s Own products throughout the legacy Tasty markets. None of the intangible assets, including goodwill, are deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due is $20.2 million, of which $2.9 million is expected to be uncollectible. The company did not acquire any other class of receivable as a result of the Tasty acquisition.

Tasty contributed revenues of $52.2 million and income from operations of $(0.1) million for the twelve weeks ended October 8, 2011. Tasty contributed revenues of $72.4 million and income from operations of $0.1 million from the acquisition date through October 8, 2011. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2010 (amounts in thousands, except per share data):

	For the 12 weeks ended	For the 40 weeks ended
	October 9, 2010	October 8, 2011	October 9, 2010
Sales:
As reported	$597,894	$2,119,790	$2,000,636
Pro forma	$647,125	$2,213,084	$2,155,552
Net income:
As reported	$31,166	$100,390	$105,609
Pro forma	$29,809	$99,799	$109,047
Basic net income per common share:
As reported	$0.23	$0.74	$0.77
Pro forma	$0.22	$0.74	$0.79
Diluted net income per common share:
As reported	$0.23	$0.73	$0.76
Pro forma	$0.22	$0.73	$0.79

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets have been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisition with our credit facility and to conform Tasty’s revenue recognition policies. The pro forma also reflects adjustments for our acquisition costs of $0.7 million and $6.0 million for the twelve and forty weeks ending October 8, 2011, respectively. These costs were removed from the Tasty fiscal 2011 results. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the forty weeks ended October 8, 2011, are as follows (amounts in thousands):

	DSD	Warehouse Delivery	Total
Balance as of January 1, 2011	$193,052	$7,101	$200,153
Increase in goodwill related to acquisition (Note 4, Acquisition)	20,800	—	20,800

Balance as of October 8, 2011	$213,852	$7,101	$220,953

As of October 8, 2011 and January 1, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 8, 2011			January 1, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$6,201	$65,476	$35,268	$4,687	$30,581
Customer relationships	88,921	16,993	71,928	75,434	13,675	61,759
Non-compete agreements	1,874	1,387	487	1,874	1,353	521
Distributor relationships	4,123	583	3,540	2,600	413	2,187
Supply agreement	1,050	835	215	1,050	566	484

Total	$167,645	$25,999	$141,646	$116,226	$20,694	$95,532

There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.

Net amortization expense for the twelve and forty weeks ended October 8, 2011 and October 9, 2010 were as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 8, 2011	$1,905
For the twelve weeks ended October 9, 2010	$1,396
For the forty weeks ended October 8, 2011	$5,271
For the forty weeks ended October 9, 2010	$4,652

Estimated net amortization of intangible assets for the remainder of fiscal 2011 and the next four years is as follows (amounts in thousands):

Amortization of Intangibles, net
Remainder of 2011	$1,905
2012	$7,702
2013	$7,471
2014	$7,331
2015	$7,138

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 2,770 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years bearing an interest rate of up to 12% and the distributor notes are collateralized by the independent distributors’ territories. The fair value of the company’s long-term debt at October 8, 2011 approximates the carrying value. For fair value disclosures information about our derivative assets and liabilities see Note 7, Derivative Financial Instruments.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 8, 2011	$3,103
For the twelve weeks ended October 9, 2010	$2,918
For the forty weeks ended October 8, 2011	$9,982
For the forty weeks ended October 9, 2010	$9,773

At October 8, 2011 and January 1, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 8, 2011	January 1, 2011
Distributor notes receivable	$115,600	$105,396
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,463	12,536

Long-term portion of distributor notes receivable	$101,137	$92,860

At October 8, 2011 and January 1, 2011, the company evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

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

As of October 8, 2011, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(21.0) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(18.0)	(1.9)	—	(19.9)
Other long-term	(0.7)	(0.4)	—	(1.1)

Net Fair Value	$(18.7)	$(2.3)	$—	$(21.0)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2013. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company held commodity derivatives at October 8, 2011 and January 1, 2011 qualified for hedge accounting.

Interest Rate Risk

The company entered into interest rate swaps with original notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008.

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

As of October 8, 2011, the fair value of the interest rate swaps was $(4.2) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	—	(2.9)	—	(2.9)
Other long-term	—	(1.3)	—	(1.3)

Net Fair Value	$—	$(4.2)	$—	$(4.2)

The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 8, 2011		January 1, 2011		October 8, 2011		January 1, 2011
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$2,952	Other current liabilities	$3,789
Interest rate contracts	—	—	—	—	Other long term liabilities	1,277	Other long term liabilities	2,684
Commodity contracts	Other current assets	8,444	Other current assets	22,380	Other current liabilities	28,337	Other current liabilities	2,032
Commodity contracts	Other long term assets	—	Other long term assets	—	Other long term liabilities	1,098	Other long term liabilities	371

Total		$8,444		$22,380		$33,664		$8,876

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes detailed above (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the 12 weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the 12 weeks ended
	October 8, 2011	October 9, 2010		October 8, 2011	October 9, 2010
Interest rate contracts	$(69)	$801	Interest expense	$(551)	$(619)
Commodity contracts	(8,009)	(18,672)	Production costs(1)	2,605	(2,027)

Total	$(8,078)	$(17,871)		$2,054	$(2,646)

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the 40 weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the 40 weeks ended
	October 8, 2011	October 9, 2010		October 8, 2011	October 9, 2010
Interest rate contracts	$(504)	$(3,011)	Interest expense	$(1,923)	$(2,218)
Commodity contracts	(16,574)	18,909	Production costs(1)	24,817	(13,892)

Total	$(17,078)	$15,898		$22,894	$(16,110)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at October 8, 2011:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$0.6	$(0.1)	$0.5
Expiring in 2011	0.3	0.5	0.8
Expiring in 2012	12.5	1.6	14.1
Expiring in 2013	0.1	0.5	0.6

Total	$13.5	$2.5	$16.0

As of October 8, 2011, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Notional amount
Derivative in Cash Flow Hedge Relationship	(millions)
Interest rate contracts	$97.5
Wheat contracts	125.0
Soybean oil contracts	2.4
Natural gas contracts	10.3

Total	$235.2

The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $97.5 million represents the current settlement notional amount. Note 8, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features as of October 8, 2011.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at October 8, 2011 and January 1, 2011 (amounts in thousands):

	October 8, 2011	January 1, 2011
Unsecured credit facility	$229,000	$—
Unsecured term loan	97,500	114,375
Capital lease obligations	10,103	10,541
Other notes payable	2,014	2,386

	338,617	127,302
Less current maturities	33,558	28,432

Total long-term debt and capital leases	$305,059	$98,870

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

Interest on the new credit facility is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $2.1 million in connection with the amendment of the credit facility, which, in addition to the remaining balance of the original $0.9 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the former credit facility at the time of the amendment for the new credit facility. There were $229.0 million in outstanding borrowings under the new credit facility at October 8, 2011, approximately $166.7 million of which was utilized for the Tasty acquisition.

The former credit facility was a five-year, $250.0 million senior unsecured revolving loan facility, which would have expired October 5, 2012. Under the former credit facility, interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were similar to those under the new credit facility, with the exception of the maximum leverage ratio. There were no outstanding borrowings under the former credit facility at January 1, 2011.

As of October 8, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its former and new credit facilities.

On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 8, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan.

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

Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of October 8, 2011 and January 1, 2011, the book overdraft balance was $12.6 million and $9.7 million, respectively.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 8, 2011 and January 1, 2011, there was $8.4 million and $9.7 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

As part of the Tasty acquisition the incorporated independent distributors (“IDs”) who deliver TastyKake products qualify as VIEs. The IDs qualify as VIEs primarily because Tasty (and now the Company) finances the routes, which creates variability to the Company from various economic and pecuniary benefits. However, the Company is not considered to be the primary beneficiary of the VIEs because the Company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The Company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that

Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. We currently expect this case to proceed to trial in 2012.

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

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 8, 2011 and October 9, 2010 (amounts and shares in thousands, except per share data):

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Net income	$31,019	$31,166	$100,390	$105,609

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	135,617	137,139	135,327	137,021
Weighted average shares outstanding for participating securities	0	304	57	343

Basic weighted average shares outstanding for common stock	135,617	137,443	135,384	137,364

Basic earnings per common share	$0.23	$0.23	$0.74	$0.77

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	135,617	137,443	135,384	137,364
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,590	971	1,467	998

Diluted weighted average shares outstanding for common stock	137,207	138,414	136,851	138,362

Diluted earnings per common share	$0.23	$0.23	$0.73	$0.76

The following shares were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 8, 2011 and October 9, 2010 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended October 8, 2011	0
For the twelve weeks ended October 9, 2010	1,130
For the forty weeks ended October 8, 2011	0
For the forty weeks ended October 9, 2010	2,119

12. STOCK BASED COMPENSATION

Our 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009, (“EPIP”) was approved by our shareholders and authorizes the compensation committee of the Board of Directors to make a variety of stock-based awards while selecting the form that is most appropriate for the company and eligible recipients. Our officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 27,937,500 shares. While other types of awards are permitted, over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	2,142	1,703	1,490
Exercise price($)	16.31	16.67	15.89
Vesting date	2/10/2014	2/9/2013	2/9/2012
Fair value per share ($)	3.47	3.69	3.91
Dividend yield (%)(1)	3.00	3.00	2.20
Expected volatility (%)(2)	29.20	30.60	31.80
Risk-free interest rate (%)(3)	2.44	2.35	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at October 8, 2011	2,114	1,654	1,447

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.
3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
4.	Expected option life — The 2009, 2010, and 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for the forty weeks ended October 8, 2011 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	6,547	$14.66
Granted	2,142	$16.31
Exercised	(1,150)	$11.06
Forfeited	(101)	$16.30

Outstanding at October 8, 2011	7,438	$15.67	4.59	$28,547

Exercisable at October 8, 2011	2,273	$14.23	2.58	$12,003

As of October 8, 2011, there was $6.6 million of total unrecognized compensation expense related to outstanding stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.83 years.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for the forty weeks ended October 8, 2011 and October 9, 2010 were as follows (amounts in thousands):

	October 8, 2011	October 9, 2010
Cash received from option exercises	$12,721	$7,609
Cash tax windfall, net	$3,025	$777
Intrinsic value of stock options exercised	$11,542	$4,311

Generally, if the employee dies, becomes disabled or retires at age 65 or later, the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.

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

The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, upon retirement at age 65 or later the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest but will not exceed 100% of the award. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The following restricted stock awards have been granted under the EPIP with service period remaining (amounts in thousands, except price data):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	324	268	306
Approximate vesting date	2/10/2013	2/9/2012	2/9/2011
Fair value per share	$15.93	$17.59	$16.64

A summary of the status of the company’s nonvested shares as of October 8, 2011, and changes during the forty weeks ended October 8, 2011, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Nonvested at January 1, 2011	568	$17.08
Granted	324	$15.93
Vested	(242)	$16.64
Canceled	(60)	$16.64
Forfeited	(14)	$16.82

Nonvested at October 8, 2011	576	$16.67	1.03	$11,244

As of October 8, 2011, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.16 years. The total fair value of shares vested during the forty weeks ended October 8, 2011 was $3.4 million.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the forty weeks ending October 8, 2011, an aggregate of 25,440 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the twentyforty weeks ending October 8, 2011, a total of 32,025 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2011, non-employee directors were granted an aggregate of 50,400 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the forty weeks of fiscal 2011 a total of 52,732 shares were exercised for deferred shares issued under the fiscal 2010 grant.

The deferred stock activity for the forty weeks ended October 8, 2011 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	240	$15.11
Deferred stock issued	76	$19.35
Deferred stock exercised	(85)	$15.31

Outstanding at October 8, 2011	231	$16.43	0.31	$4,508

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into stock appreciation rights (“rights”). These rights vest after one year and can be exercised over the following nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.

The fair value of the rights at October 8, 2011 ranged from $7.77 to $18.66. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 8, 2011: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 1.01% and expected life of 0.10 years to 2.35 years.

The rights activity for the forty weeks ended October 8, 2011 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Outstanding at January 1, 2011	348	$11.76
Rights exercised	(161)	$12.62

Outstanding at October 8, 2011	187	$11.02	2.71	$2,130

The following table summarizes the company’s stock based compensation expense (income) for the twelve and forty week periods ended October 8, 2011 and October 9, 2010, respectively (amounts in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Stock options	$1,002	$1,447	$5,684	$5,401
Performance-contingent restricted stock	1,048	955	3,598	3,624
Deferred stock	333	200	1,145	1,010
Stock appreciation rights	(568)	258	776	308

Total stock based compensation	$1,815	$2,860	$11,203	$10,343

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 8, 2011 as compared to accounts at January 1, 2011 (amounts in thousands):

	As of
	October 8, 2011	January 1, 2011
Current benefit liability	$1,324	$1,011
Noncurrent benefit liability	$91,465	$76,086
Accumulated other comprehensive loss	$56,470	$57,614

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 8, 2011, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of union employees. During the forty weeks ended October 8, 2011 the company contributed $11.0 million to company pension plans, of which $8.0 million related to a plan assumed in the Tasty acquisition.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Service cost	$110	$89	$368	$298
Interest cost	5,278	4,308	15,500	14,359
Expected return on plan assets	(6,291)	(4,769)	(18,421)	(15,895)
Amortization of net loss	629	503	2,096	1,675

Total net periodic benefit cost (income)	$(274)	$131	$(457)	$437

The company also has a smaller defined benefit plan associated with the Tasty acquisition that will be merged into the Flowers Foods defined benefit plan after receipt of the final determination letter. The benefits under these plans were frozen with no future benefit accruals.

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

The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Service cost	$98	$146	$327	$486
Interest cost	220	202	614	673
Amortization of prior service (credit) cost	(59)	(40)	(198)	(134)
Amortization of net (gain) loss	(11)	(14)	(37)	(45)

Total net periodic benefit cost	$248	$294	$706	$980

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan (“the Plan”) covers substantially all of the company’s employees who have completed certain service requirements. During the twelve weeks ended October 8, 2011 and October 9, 2010, the total cost and contributions were $4.1 million and $4.0 million, respectively. During the forty weeks ended October 8, 2011 and October 9, 2010, the total cost and contributions were $14.2 million and $13.4 million, respectively.

The company also has a smaller 401(k) Plan associated with an acquisition that will be merged into the Flowers Foods 401(k) Retirement Savings Plan later this year. In addition, a 401(k) Plan was assumed with the Tasty acquisition and will be merged when we receive final determination letters.

14. INCOME TAXES

The company’s effective tax rate for the twelve and forty weeks ended October 8, 2011 was 35.4% and 35.2% respectively. The current year effective rate is slightly higher than the fiscal 2010 annual effective tax rate of 34.9% which included the benefit of favorable discrete items. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction. The Tasty acquisition materially affected deferred taxes for the year. Additional information regarding this transaction is available in Note 4, Acquisition.

During the twelve weeks ended October 8, 2011, the company’s activity with respect to its uncertain tax positions and the related interest expense accrual was immaterial. The company’s only material activity during the current year relates to the $4.9 million increase related to the Tasty acquisition. At this time, we do not anticipate any other significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

DSD produces fresh and frozen packaged bread, rolls and snack cakes and warehouse delivery produces frozen bread and rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. The Tasty acquisition, discussed in Note 4, Acquisition, is included in the DSD segment. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
SALES:
DSD	$560,630	$482,639	$1,745,625	$1,631,956
Warehouse delivery	145,808	146,633	479,958	475,168
Eliminations: Sales from warehouse delivery to DSD	(24,207)	(25,016)	(85,366)	(86,902)
Sales from DSD to warehouse delivery	(6,862)	(6,362)	(20,427)	(19,586)

	$675,369	$597,894	$2,119,790	$2,000,636

DEPRECIATION AND AMORTIZATION:
DSD	$18,069	$15,314	$56,103	$50,879
Warehouse delivery	4,600	4,421	15,249	14,490
Unallocated	147	43	354	67

	$22,816	$19,778	$71,706	$65,436

INCOME FROM OPERATIONS:
DSD	$46,955	$42,245	$162,513	$150,715
Warehouse delivery	7,305	12,216	23,753	37,590
Unallocated	(6,497)	(7,708)	(33,874)	(28,276)

	$47,763	$46,753	$152,392	$160,029

NET INTEREST INCOME	$265	$1,127	$2,623	$3,214

INCOME BEFORE INCOME TAXES	$48,028	$47,880	$155,015	$163,243

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the 12 weeks ended October 8, 2011			For the 12 weeks ended October 9, 2010
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$326,208	$22,020	$348,228	$276,147	$24,179	$300,326
Store Branded Retail	93,380	30,681	124,061	74,784	30,351	105,135
Non-retail and Other	134,180	68,900	203,080	125,346	67,087	192,433

Total	$553,768	$121,601	$675,369	$476,277	$121,617	$597,894

	For the 40 weeks ended October 8, 2011			For the 40 weeks ended October 9, 2010
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$1,006,501	$74,265	$1,080,766	$932,093	$91,010	$1,023,103
Store Branded Retail	284,321	99,257	383,578	252,907	77,090	329,997
Non-retail and Other	434,376	221,070	655,446	427,370	220,166	647,536

Total	$1,725,198	$394,592	$2,119,790	$1,612,370	$388,266	$2,000,636

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 8, 2011, the date of these financial statements. There were no events or transactions, other than disclosed below, discovered during this evaluation that require recognition or disclosure in the financial statements.

On October 31, 2011, MF Global Holdings Ltd. filed for bankruptcy. An affiliate of MF Global acted as the clearing member for one of our commodity hedge brokerage accounts. We have since transferred our account to another firm. However, as of November 8, 2011, approximately $3.8 million of collateral related to that account remains outstanding with MF Global. By regulation, these funds should have been held in a segregated account. The trustee authorized under the Security Investor Protection Act (SIPA) is attempting to locate and return any missing funds to clients of MF Global, but there is no guarantee that any or all of the funds will be recovered and returned. We will continue to monitor the situation as facts become available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 8, 2011 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OVERVIEW:

Flowers Foods is one of the nation’s leading producers and marketers of packaged bakery foods for retail and foodservice customers. The company produces breads, buns, rolls, tortillas, snack cakes and pastries that are distributed fresh to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada and frozen to customers nationwide. Our businesses are organized into two reportable segments: DSD and warehouse delivery. The DSD segment focuses on the production and marketing of a wide variety of bakery products to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse delivery segment produces snack cakes for sale to co-pack, retail and vending customers nationwide as well as frozen bread, rolls and buns and tortillas for sale to retail and foodservice customers nationwide primarily through warehouse distribution.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty Baking Company (“Tasty”). Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. As a result of the acquisition, the company has expanded into new geographic markets. During the third quarter, the company began distributing TastyKake products outside the northeastern United States.

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive the $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

The company incurred $0.7 million and $6.0 million of acquisition-related and severance costs for the twelve and forty weeks ended October 8, 2011, respectively. These expenses are included in selling, distribution and administrative expense in the company’s Consolidated Statement of Income.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. Since the middle of 2010, our sales have been negatively impacted by the competitive landscape and higher promotional activity within the baking industry. Sales for the quarter ended October 8, 2011 increased 13.0% from the quarter ended October 9, 2010. This increase was primarily due to the Tasty acquisition that affected sales by 8.7% and positive pricing and mix shifts of 4.9%, both of which were partially offset by declining volume of 0.6%. For the forty weeks ended October 8, 2011 sales increased 6.0% from the same period of fiscal 2010. The increase was primarily due to positive pricing and mix shifts of 3.7% and the Tasty acquisition which positively impacted sales 3.6%. These increases were partially offset by volume decreases of 1.3%.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and derivative financial instruments to reduce the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings. Commodity costs increased sharply during the third quarter of fiscal 2011 and we expect them to continue to rise during the remainder of the year.

For the twelve weeks ended October 8, 2011, diluted net income per share remained consistent at $0.23 per share for the twelve weeks ended October 9, 2010. For the twelve weeks ended October 8, 2011, net income was $31.0 million, a 0.5% decrease compared to $31.2 million reported for the twelve weeks ended October 9, 2010.

For the forty weeks ended October 8, 2011, diluted net income per share was $0.73 as compared to $0.76 per share for the forty weeks ended October 9, 2010, a 3.9% decrease. For the forty weeks ended October 8, 2011, net income was $100.4 million, a 4.9% decrease compared to $105.6 million reported for the forty weeks ended October 9, 2010.

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

Tasty Baking Company (“Tasty”) acquisition. On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment.

Stock Split. On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 8, 2011 and October 9, 2010, are set forth below (dollars in thousands):

	For the 12 weeks ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010	Dollars	%
Sales
DSD	$553,768	$476,277	82.0	79.7	$77,491	16.3
Warehouse delivery	121,601	121,617	18.0	20.3	(16)	0.0

Total	$675,369	$597,894	100.0	100.0	$77,475	13.0

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$274,091	$228,445	49.5	48.0	$45,646	20.0
Warehouse delivery(1)	91,615	87,696	75.3	72.1	3,919	4.5

Total	$365,706	$316,141	54.1	52.9	$49,565	15.7

Selling, distribution and administrative expenses
DSD(1)	$214,653	$190,273	38.8	40.0	$24,380	12.8
Warehouse delivery(1)	18,081	17,284	14.9	14.2	797	4.6
Corporate(2)	6,350	7,665	—	—	(1,315)	(17.2)

Total	$239,084	$215,222	35.4	36.0	$23,862	11.1

Depreciation and amortization
DSD(1)	$18,069	$15,314	3.3	3.2	$2,755	18.0
Warehouse delivery(1)	4,600	4,421	3.8	3.6	179	4.0
Corporate(2)	147	43	—	—	104	NM

Total	$22,816	$19,778	3.4	3.3	$3,038	15.4

Income from operations
DSD(1)	$46,955	$42,245	8.5	8.9	$4,710	11.2
Warehouse delivery(1)	7,305	12,216	6.0	10.0	(4,911)	(40.2)
Corporate(2)	(6,497)	(7,708)	—	—	1,211	15.7

Total	$47,763	$46,753	7.1	7.8	$1,010	2.2

Interest income, net	$265	$1,127	0.0	0.2	$(862)	(76.5)
Income taxes	$17,009	$16,714	2.5	2.8	$295	1.8

Net income	$31,019	$31,166	4.6	5.2	$(147)	(0.5)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 8, 2011 and October 9, 2010, are set forth below (dollars in thousands):

	For the 40 weeks ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010	Dollars	%
Sales
DSD	$1,725,198	$1,612,370	81.4	80.6	$112,828	7.0
Warehouse delivery	394,592	388,266	18.6	19.4	6,326	1.6

Total	$2,119,790	$2,000,636	100.0	100.0	$119,154	6.0

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$824,169	$771,887	47.8	47.9	$52,282	6.8
Warehouse delivery(1)	295,682	277,605	74.9	71.5	18,077	6.5

Total	$1,119,851	$1,049,492	52.8	52.5	$70,359	6.7

Selling, distribution and administrative expenses
DSD(1)	$682,413	$638,889	39.6	39.6	$43,524	6.8
Warehouse delivery(1)	59,908	58,581	15.2	15.1	1,327	2.3
Corporate(2)	33,520	28,209	—	—	5,311	18.8

Total	$775,841	$725,679	36.6	36.3	$50,162	6.9

Depreciation and amortization
DSD(1)	$56,103	$50,879	3.3	3.2	$5,224	10.3
Warehouse delivery(1)	15,249	14,490	3.9	3.7	759	5.2
Corporate(2)	354	67	—	—	287	NM

Total	$71,706	$65,436	3.4	3.3	$6,270	9.6

Income from operations
DSD(1)	$162,513	$150,715	9.4	9.3	$11,798	7.8
Warehouse delivery(1)	23,753	37,590	6.0	9.7	(13,837)	(36.8)
Corporate(2)	(33,874)	(28,276)	—	—	(5,598)	(19.8)

Total	$152,392	$160,029	7.2	8.0	$(7,637)	(4.8)

Interest income, net	$2,623	$3,214	0.1	0.2	$(591)	(18.4)
Income taxes	$54,625	$57,634	2.6	2.9	$(3,009)	(5.2)

Net income	$100,390	$105,609	4.7	5.3	$(5,219)	(4.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 8, 2011 COMPARED TO TWELVE WEEKS ENDED OCTOBER 9, 2010

Consolidated Sales.

	For the Twelve Weeks Ended October 8, 2011		For the Twelve Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$348,228	51.6%	$300,326	50.2%	16.0%
Store Branded Retail	124,061	18.4	105,135	17.6	18.0%
Non-retail and Other	203,080	30.0	192,433	32.2	5.5%

Total	$675,369	100.0%	$597,894	100.0%	13.0%

The 13.0% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.9%
Volume	(0.6)%
Acquisition	8.7%

Total Percentage Change in Sales	13.0%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty acquisition, and to a lesser extent, overall pricing/mix increases. These were partially offset by decreased volume, primarily in branded white bread. The increase in store branded retail sales was due primarily to increases in store branded cake due to the Tasty acquisition and increased volume in the store branded white bread category and positive pricing/mix. The increase in non-retail and other sales was due primarily to growth in foodservice.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended October 8, 2011		For the Twelve Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales Category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$326,208	58.9%	$276,147	58.0%	18.1%
Store Branded Retail	93,380	16.9	74,784	15.7	24.9%
Non-retail and Other	134,180	24.2	125,346	26.3	7.0%

Total	$553,768	100.0%	$476,277	100.0%	16.3%

The 16.3% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	4.8%
Volume	0.5%
Acquisition	11.0%

Total Percentage Change in Sales	16.3%

Sales category discussion

The increase in branded retail sales was due to the Tasty acquisition and pricing/mix increases, partially offset by volume declines primarily in branded white bread and branded cake. The increase in store branded retail sales was due to increases in store branded white bread and store branded buns/rolls/tortillas and the Tasty acquisition. The increase in non-retail and other sales was due to growth in foodservice sales.

Warehouse Delivery Sales.

	For the Twelve Weeks Ended October 8, 2011		For the Twelve Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales Category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$22,020	18.1%	$24,179	19.9%	(8.9)%
Store Branded Retail	30,681	25.2	30,351	25.0	1.1%
Non-retail and Other	68,900	56.7	67,087	55.1	2.7%

Total	$121,601	100.0%	$121,617	100.0%	0.0%

The 0.0% change in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.4%
Volume	(3.4)%

Total Percentage Change in Sales	0.0%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower branded snack cake volume. The increase in store branded retail sales was due to positive pricing/mix, partially offset by softer volume in store branded cake. The increase in non-retail and other sales, which include contract production and vending, was primarily due to increases in contract production and foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to significant increases in ingredient costs, higher packaging costs and higher costs for Tasty, partially offset by sales increases and prior year start-up costs for new production lines at several of our manufacturing facilities. Higher costs for flour, shortening/oils and cocoa drove the ingredient increase.

The DSD segment increase as a percent of sales was primarily the result of considerable increases in ingredient costs and higher costs for Tasty. These were partially offset by sales increases and lower workforce-related costs as a percent of sales. The ingredient increase was primarily attributable to higher flour costs.

The warehouse delivery segment increase as a percent of sales was primarily the result of much higher ingredient costs, primarily flour, palm shortening and cocoa. These higher costs were partially offset by lower packaging and workforce-related costs as a percent of sales. In the prior year we incurred start-up costs for new production lines at several of our manufacturing facilities.

Selling, Distribution and Administrative Expenses. The decrease as a percent of sales was due to higher selling prices and lower workforce-related costs as a percent of sales, partially offset by higher distribution costs, primarily fuel, as a percent of sales.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to pricing gains and lower workforce-related costs as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased primarily due to the Tasty acquisition.

The DSD segment’s depreciation and amortization expense increase was due to the Tasty acquisition. The warehouse delivery segment’s depreciation and amortization expense increase was due to assets placed in service subsequent to third quarter of fiscal 2010.

Income from Operations. The increase in the DSD segment income from operations was primarily attributable to higher sales, partially offset by higher ingredient costs. The decrease in the warehouse delivery segment income from operations was primarily a result of higher ingredient and distribution costs. The decrease in unallocated corporate expenses was primarily due to lower pension and stock-based compensation costs.

Net Interest Income. The decrease was related to higher interest expense due to higher debt outstanding under the credit facility used for the Tasty acquisition. The credit facility had outstanding borrowings of $229.0 million at October 8, 2011 and $9.5 million at October 9, 2010.

Income Taxes. The effective tax rate for the third quarter of fiscal 2011 was 35.4% compared to 34.9% in the third quarter of the prior year. The increase in the rate is due mainly to the non-deductible transaction costs associated with Tasty. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.

FORTY WEEKS ENDED OCTOBER 8, 2011 COMPARED TO FORTY WEEKS ENDED OCTOBER 9, 2010

Consolidated Sales.

	For the Forty Weeks Ended October 8, 2011		For the Forty Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$1,080,766	51.0%	$1,023,103	51.1%	5.6%
Store Branded Retail	383,578	18.1	329,997	16.5	16.2%
Non-retail and Other	655,446	30.9	647,536	32.4	1.2%

Total	$2,119,790	100.0%	$2,000,636	100.0%	6.0%

The 6.0% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.7%
Volume	(1.3)%
Acquisition	3.6%

Total Percentage Change in Sales	6.0%

Sales category discussion

Branded retail sales increased primarily due to the Tasty acquisition. Competitive pricing and heavy promotional activity continued to impact the category. The increase in store branded retail was primarily due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs earlier in this fiscal year. Additionally, the contribution from the Tasty acquisition and increases in store branded white bread contributed to the increase. The increase in non-retail and other sales was primarily due to increases in foodservice, partially offset by declines in institutional sales.

Direct-Store-Delivery Sales.

	For the Forty Weeks Ended October 8, 2011		For the Forty Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$1,006,501	58.3%	$932,093	57.8%	8.0%
Store Branded Retail	284,321	16.5	252,907	15.7	12.4%
Non-retail and Other	434,376	25.2	427,370	26.5	1.6%

Total	$1,725,198	100.0%	$1,612,370	100.0%	7.0%

The 7.0% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.5%
Volume	(1.0)%
Acquisition	4.5%

Total Percentage Change in Sales	7.0%

Sales category discussion

Branded retail sales increased primarily due to the Tasty acquisition, and to a lesser extent positive pricing/mix. These positive items were partially offset by volume decreases. Although pricing improved during the third quarter, competitive pricing and heavy promotional activity continued to impact the category. Store branded retail increased primarily due to volume growth in store branded white bread and store branded buns/rolls/tortillas, as well as the acquisition contribution. Non-retail and other increased primarily due to increases in foodservice, partially offset by declines in institutional.

Warehouse Delivery Sales.

	For the Forty Weeks Ended October 8, 2011		For the Forty Weeks Ended October 9, 2010		% Increase (Decrease)
	$	%	$	%
Sales category	(Amounts in thousands)		(Amounts in thousands)

Branded Retail	$74,265	18.8%	$91,010	23.4%	(18.4)%
Store Branded Retail	99,257	25.2	77,090	19.9	28.8%
Non-retail and Other	221,070	56.0	220,166	56.7	0.4%

Total	$394,592	100.0%	$388,266	100.0%	1.6%

The 1.6% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	4.0%
Volume	(2.4)%

Total Percentage Change in Sales	1.6%

Sales category discussion

The decrease in branded retail sales and the increase in store branded retail sales was primarily the result of a shift from branded multi-pak cake to store branded cake as a result of store branded cake programs introduced earlier in the year by some of the company’s customers. The slight increase in non-retail and other sales, which include contract production and vending, was due to volume increases, partially offset by pricing/mix declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to increases in ingredient costs and higher costs for the acquisition, partially offset by sales increases.

The slight decrease for the DSD segment as a percent of sales was primarily a result of sales increases, mostly offset by higher costs for the acquisition.

The warehouse delivery segment increase as a percent of sales was primarily a result of higher ingredient and repairs and maintenance costs. The higher ingredient costs were primarily due to higher costs for sugar, palm shortening and cocoa.

Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due primarily to acquisition-related transaction costs, as well as higher distribution costs, partially offset by higher sales.

The DSD segment’s selling, distribution and administrative expenses were consistent with the prior year as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses increased slightly as a percent of sales. Higher distribution costs as a percent of sales were mostly offset by higher selling prices.

Depreciation and Amortization. Depreciation and amortization increased due to the Tasty acquisition and to a lesser extent, assets placed into service after the third quarter of fiscal 2010.

The DSD segment’s depreciation and amortization expense increased due to the Tasty acquisition and to a lesser extent, assets placed into service after the third quarter of fiscal 2010. The warehouse delivery segment’s depreciation and amortization expense increased due to assets placed into service after the third quarter of fiscal 2010.

Income from Operations. The increase in the DSD segment income from operations was primarily attributable to sales increases. The decrease in the warehouse delivery segment income from operations was primarily a result of the higher costs discussed above. The increase in unallocated corporate expenses was primarily due to the acquisition-related transaction costs.

Net Interest Income. The decrease was related to higher interest expense due to higher debt outstanding under the credit facility used for the Tasty acquisition.

Income Taxes. The effective tax rate for the forty weeks ended October 8, 2011 was 35.2% compared to 35.3% for the forty weeks ended October 9, 2010. The difference in the effective rate and the statutory rate is primarily due to state income taxes, and the Section 199 qualifying production activities deduction.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow also includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate. The company has generated the cash flow necessary for these purposes primarily from operations during fiscal 2010 and currently in fiscal 2011. Additional liquidity is available from our credit facility, discussed below, for working capital and general corporate purposes.

Cash Flows

Flowers Foods’ cash and cash equivalents increased to $8.2 million at October 8, 2011 from $6.8 million at January 1, 2011. The increase resulted from $94.8 million provided by operating activities and $139.6 million provided by financing activities, offset by $233.0 million disbursed for investing activities.

Cash Flows Provided by Operating Activities. Net cash of $94.8 million provided by operating activities during the forty weeks ended October 8, 2011 consisted primarily of $100.4 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$71,706
Amount reclassified from accumulated other comprehensive income to net income	(40,354)
Stock-based compensation	11,203
Deferred income taxes	(10,520)
Provision for inventory obsolescence	934
Allowances for accounts receivable	460
Pension and postretirement plans expense	249
Other	(87)

Total	$33,591

Cash disbursed for working capital and other activities was $39.2 million. As of October 8, 2011, the company had $26.8 million recorded in other current assets representing collateral for hedged positions. As of January 1, 2011, the company had $11.5 million recorded in other accrued liabilities representing collateral for hedged positions.

Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 8, 2011 of $233.0 million consisted primarily of $164.5 million (net of cash acquired) for the Tasty acquisition and capital expenditures of $65.3 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $50.9 million and $12.6 million, respectively. The company estimates capital expenditures of approximately $85.0 million to $90.0 million during fiscal 2011. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities of $139.6 million during the forty weeks ended October 8, 2011 consisted primarily of net debt issuances of $208.4 million, $12.7 million from the exercise of stock options and the related share-based payments income tax benefit of $3.0 million, partially offset by dividends paid of $58.8 million, stock repurchases of $26.6 million, and the payment of financing fees for the new credit facility described below of $2.1 million,

Credit Facility and Term Loan

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

Interest on the new credit facility is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $2.1 million in connection with the amendment of the credit facility, which, in addition to the remaining balance of the original $0.9 million in financing costs, is being amortized over the remaining life of the term loan. There were $229.0 million in outstanding borrowings under the new credit facility at October 8, 2011, approximately $166.7 million of which was utilized for the Tasty acquisition,

The former credit facility was a five-year, $250.0 million senior unsecured revolving loan facility, which would have expired October 5, 2012. Under the former credit facility, interest was due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus the applicable margin. The underlying rate was defined as rates offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 0.30% for base rate loans and from 0.40% to 1.275% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% was due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee were based on the company’s leverage ratio. Financial covenants and other restrictions under the former credit facility were similar to those under the new credit facility, with the exception of the maximum leverage ratio. There were no outstanding borrowings under the former credit facility at January 1, 2011.

As of October 8, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its former and new credit facilities.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and can meet presently foreseeable financial requirements. As of October 8, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of October 8, 2011 and January 1, 2011, the amounts outstanding under the term loan were $97.5 million and $114.4 million, respectively.

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

Uses of Cash

On February 17, 2011, the Board of Directors declared a dividend of $0.13 per share on the company’s common stock that was paid on March 17, 2011 to shareholders of record on March 3, 2011. This dividend payment was $18.1 million. On May 25, 2011, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on June 24, 2011 to shareholders of record on June 10, 2010. This dividend payment was $20.4 million. On August 19, 2011, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on September 16, 2011 to shareholders of record on September 2, 2011. This dividend payment was $20.3 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first and third quarters of fiscal 2011, 1,043,105 shares (split adjusted) and 459,700 shares, respectively, at a cost of $26.6 million of the company’s common stock were purchased under the plan. No repurchases were made by the company during the second quarter of fiscal 2011. From the inception of the plan through October 8, 2011, 37.8 million shares, at a cost of $430.8 million, have been purchased.

During the first quarter of fiscal 2011, the company paid $18.8 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in the Philadelphia, Pennsylvania area and serves customers primarily in the northeastern United States under the TastyKake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. As a result of the acquisition, the company has expanded into new geographic markets in the Northeast United States.

Cash of $166.7 million has been paid of the aggregate purchase price of $171.2 million, including the payoff of certain indebtedness and Tasty transaction expenses. There are change in control payments that have been accrued as they were not paid concurrent with closing. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive the $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes, which is the same price in the tender offer.

The company incurred $6.0 million of acquisition-related and severance costs during the forty weeks ended October 8, 2011. These expenses are included in selling, distribution and administrative expense in the company’s consolidated statements of income.

The company contributed $8.0 million to the Tasty defined benefit plan assumed with the acquisition during the forty weeks ended October 8, 2011 with an additional $0.8 million to be paid through the remainder of fiscal 2011 with respect to this plan.

On October 31, 2011, MF Global Holdings Ltd. filed for bankruptcy. An affiliate of MF Global acted as the clearing member for one of our commodity hedge brokerage accounts. We have since transferred our account to another firm. However, as of November 8, 2011, approximately $3.8 million of collateral related to that account remains outstanding with MF Global. By regulation, these funds should have been held in a segregated account. The trustee authorized under the Security Investor Protection Act (SIPA) is attempting to locate and return any missing funds to clients of MF Global, but there is no guarantee that any or all of the funds will be recovered and returned. We will continue to monitor the situation as facts become available.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance was applied to the disclosures for the Tasty acquisition as disclosed in Note 4, Acquisition.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of reporting units is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance for disclosures of multiemployer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011 and is to be applied retrospectively for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 8, 2011, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(21.0) million. Of this net fair value, $(18.7) million is based on quoted market prices and $(2.3) million is based on models and other valuation methods. Approximately $(0.6) million, $(20.3) million and $(0.1) million of this net fair value relates to instruments that will be utilized in fiscal 2011, 2012 and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 8, 2011, a hypothetical ten percent increase (decrease)

in commodity prices would increase (decrease) the net fair value of the derivative portfolio by $11.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in the net fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

Interest Rate Risk

The company has interest rate swaps with original notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008. As of October 8, 2011, the net fair value of these interest rate swaps was $(4.2) million. All of this net fair value is based on valuation models and $(0.8) million, $(2.7) million and $(0.7) million of this net fair value is related to instruments expiring in 2011, 2012, and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of October 8, 2011, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the net fair value of the interest rate swaps by $0.1 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 8, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of October 8, 2011, management has excluded the Tasty acquisition because we are currently assessing their control environment. Tasty’s revenues for the twelve and forty weeks ended October 8, 2011 of $52.2 million and $72.4 million, respectively, represent approximately 7.7% and 3.4% of our consolidated revenue for the twelve and forty weeks ended October 8, 2011, respectively. Tasty’s assets, including intangible assets, represent approximately 13.5% of our consolidated assets at October 8, 2011.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. We currently expect this case to proceed to trial in 2012.

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

From time to time the company undertakes acquisitions or divestitures. The success of any acquisition or divestiture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms and achieve expected returns and other financial benefits. Acquisitions require us to efficiently integrate the acquired business to achieve the expected returns. Divestitures present operational risks to execute the transaction and may require impairment charges. Acquisition or divestiture transactions present unique financial and operational risks, including diversion of management attention from the existing core business, integrating or separating personnel and financial and other systems, and adverse effects on exiting business relationships with suppliers and customers. In situations where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2011 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
July 17, 2011 — August 13, 2011	—	$—	—	7,659
August 14, 2011 — September 10, 2011	460	$18.64	460	7,199
September 11, 2011 — October 8, 2011	—	$—	—	7,199

Total	460	$18.64	460

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ GEORGE E. DEESE
Name:	George E. Deese
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and
Chief Accounting Officer

Date: November 10, 2011

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).

10.8	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.10	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.11	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.12	—	First Amendement to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.13	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.14	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.15	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.16	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated August 17, 2011, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 8, 2011.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith