Form 10-K
period 2011-12-31
FLOWERS FOODS INC
filed 2012-02-29
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2582379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1919 Flowers Circle Thomasville, Georgia	31757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(229) 226-9110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

Based on the closing sales price on the New York Stock Exchange on July 16, 2011 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,952,301,153.

On February 17, 2012, the number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 136,004,016.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held June 1, 2012, which will be filed with the Securities and Exchange Commission on or prior to April 22, 2012, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•

unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology and customer requirements as required;

•

the credit and business risks associated with independent distributors and our customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	consolidation within the baking industry and related industries;

•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, technological breakdowns, product contamination or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events; and

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

ii

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

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.

iii

PART I

Item 1.	Business

Historical Information

Flowers Foods’ beginning dates back to 1919. That year, two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, Ga. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, the company listed on the American Stock Exchange. In 1982, Flowers listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, following the acquisition of Keebler Foods Company, one of the largest cookie and cracker companies in the U.S., and the top-selling Mrs. Smith’s frozen pie brand, Flowers Industries transformed from a strong regional baker into a national baked foods company. By 1999, the company had $4.2 billion in annual sales and three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler, a national cookie and cracker company. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company. The remaining business units — Flowers Bakeries and Mrs. Smith’s — were spun off into a new company called Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers sold its Mrs. Smith’s frozen dessert business to The Schwan Food Company, retaining its core fresh bakery and frozen bread and roll businesses.

As used herein, references to “we,” “our,” “us,” the “company” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods as of December 31, 2011.

The Company

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment operates 32 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through its DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, and Southwest as well as in select markets in the Northeast, California, and Nevada. The warehouse segment operates 10 bakeries and produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

In 2011, the DSD segment’s fresh bakery foods were available to approximately 61% of the U.S. population in 32 states and the District of Columbia. Our DSD system is comprised of approximately 4,000 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in their geographic territories. In addition, the company has approximately 560 company-owned distributorships and distributorships available for sale.

The warehouse segment’s fresh snack cakes and frozen breads and rolls are sold nationally direct to customers’ warehouses by frozen and non-frozen contract carriers.

See Note 21, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for financial information about our segments.

Our brands are among the most well known in the baking industry. Many of our DSD brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in our core Southern markets. Our brands include the following:

DSD Segment Brands/Company Owned	DSD Segment Brands/Franchised	Warehouse Segment Brands
Nature’s Own	Sunbeam	Mrs. Freshley’s
Whitewheat	Roman Meal	European Bakers
Cobblestone Mill	Bunny	Broad Street Bakery
Tastykake	Holsum	Leo’s Foods
Blue Bird	Aunt Hattie’s	Juarez
ButterKrust
Dandee
Mary Jane
Mary Jane and Friends
Evangeline Maid
Captain John Derst
Country Hearth
Natural Grain Flowers Foods
Mi Casa
Frestillas

Strategies

Our mission is to drive sustainable growth that, over time, enhances value for our shareholders, team members, associates, independent distributors, customers, consumers, and communities. We achieve this mission through our operating strategies. These strategies, based on the production, distribution, and marketing requirements of the food channels we serve, are to:

•	Grow Sales. We grow sales by developing new and core markets through new customers, new products, strong brands, and acquisitions.

•	Invest Wisely. We use technology and efficiencies to be the low-cost producer of quality bakery foods.

•	Bake Smart. We innovate to improve processes, enhance quality, reduce costs, and conserve resources.

•	Give Extraordinary Service. We go beyond the expected to meet our customers’ needs.

•	Appreciate the Team. We respect every individual, embrace diversity, and promote the career growth of team members.

Grow Sales

As a leading U.S. baker, our products are available to consumers through traditional supermarkets and their in-store deli/bakeries, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. We develop bakery products that are responsive to changing consumer needs and preferences using market research and the strength of our well-established brands. We continually invest capital to automate and expand our production and distribution capabilities, improve our information systems, and increase our efficiency. We believe these investments allow us to produce and distribute quality bakery foods at the lowest cost.

We establish and strengthen our brands in existing and new markets by focusing on product quality, offering a broad and diverse product line, and providing strong customer service. In addition to growing business in our core markets, we grow through acquisitions of bakery operations that are generally within or contiguous to our existing DSD market territory and that can be served with our extensive DSD system. We also evaluate opportunities to expand our DSD service into new markets.

Traditionally, our long-term growth objectives have excluded growth through acquisitions. In 2011, we reset our long-term growth objectives to include acquisitions, to support our goal of sales growth of 5% to 10% annually. Of that, we expect organic growth (growth in core and new markets) to contribute 3% to 5%, and acquisitions and mergers to contribute 2% to 5%.

Organic Growth in Core and New Markets

In 2011, we announced a specific market expansion goal: To serve a geographical area that includes at least 75% of the U.S. population by 2016 with our Nature’s Own brand and other fresh DSD brands.

We have successfully met similar growth goals in the past. In early 2004, we began implementing a growth strategy to increase the geographic reach of our fresh bakery foods through our DSD system from 38% of the U.S. population to at least 50% of the population in about six years. By 2010, we had expanded our population reach to 53%, moving into 10 states and adding $104.0 million in annual sales in these expansion markets. We accomplished this by stretching into new territories from our existing bakeries, building new bakeries, and by merging with or acquiring independent bakers in strategic locations.

We intend to accomplish our new goal using a similar strategy of market expansion, new bakeries, and merging with or acquiring independent bakeries.

Acquisitions

As part of our strategy to strengthen our position in the branded snack cake category and extend our DSD distribution into the Northeast, a wholly owned subsidiary of Flowers Foods acquired Tasty Baking Company (“Tasty”) in May 2011. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States with an extensive line of Tastykake branded snacks. This acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the Tastykake brand increased our position in the branded snack cake category. Following the acquisition, we began to roll out Tastykake products in our existing DSD system. As a result of the Tasty acquisition, we expanded our DSD reach to more than 61% of the U.S. population.

Over the past five years, Flowers Foods also has made the following acquisitions:

In October 2009, the company acquired Leo’s Foods, Inc. in Ft. Worth, Texas (“Leo’s). With one tortilla facility in Ft. Worth, Leo’s makes an extensive line of flour and corn tortillas and tortilla chips for foodservice and institutional customers nationwide under Leo’s, Juarez, and customer brands.

In May 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa from General Mills, Inc. This mix plant produces bakery mixes for the company and for retail and foodservice customers. This acquisition strengthened Flowers control over the Country Hearth trademark, which it licenses to various bakers in certain parts of the country, and markets in our existing DSD system.

In August 2008, a wholly owned subsidiary of the company merged with Holsum Holdings, LLC (“Holsum”). Holsum operates two bakeries in the Phoenix, Arizona area and serves customers in Arizona, New Mexico, southern Nevada and southern California with fresh breads and rolls under the Holsum, Aunt Hattie’s, and Roman Meal brands. This merger allowed us to expand our Nature’s Own brand into new geographic markets in the West.

Also in August 2008, Flowers acquired 100% of the outstanding shares of capital stock of the parent company of ButterKrust Bakery (“ButterKrust”) in Lakeland, Florida. ButterKrust manufactures fresh breads and rolls, and its products are available throughout Florida under the Country Hearth, Rich Harvest, and Sunbeam brands, as well as store brands. This acquisition provided needed production capacity for the Florida market.

Invest Wisely & Bake Smart

Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe these investments have made us one of the most efficient major producers of packaged bakery products in the United States. Our capital investment yields valuable long-term benefits such as more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit.

From 2007 through 2011, we invested $425.2 million in capital projects. We believe this consistent, yearly investment in our bakeries has given us an edge in production efficiency, and we believe it has made us one of the most efficient producers in our industry.

In 2011, our focus was adding production capacity to existing bakeries to ensure that we continue to meet the needs of our trade customers and our consumers in the most efficient and cost-effective way. Our capital investment projects included:

•	The installation of a new bun line at one of our Houston, Texas bakeries

•	The installation of a new sandwich round line at our Denton, Texas bakery

Our investment decisions also include assessing current production capacity and, from time to time, it is necessary for us to close older, less efficient facilities. In March 2011, we closed our Bluefield, West Virginia, bakery and shifted production to more efficient bakeries in the region.

In 2009, we opened a new, state-of-the-art, bakery in Bardstown, Kentucky, to meet the growing need for our products in Tennessee, Kentucky, Ohio, and Indiana. The bakery opened with one bread line and a bun line was added in 2010.

Because of our long-term capital improvements and careful planning, our company has established a reciprocal baking system that allows us to move or shift production among our DSD segment bakeries to ensure that we are able to meet current market needs, respond to extraordinary events (such as hurricanes or other natural disasters), and remain a low-cost producer and marketer of a full line of bakery products on a national and super-regional basis. We also use company-owned and leased warehouses and distribution centers located in geographic areas that allow for the most efficient movement of our products from bakery to market.

Other ways we believe our company invests wisely and bakes smart include:

•	Engaging in research and development activities that involve developing new products, improving the quality of existing products, and improving and automating production processes.

•	Developing and evaluating new processing techniques for both current and proposed product lines.

•

Improving our shipping and logistics. In 2009, we began to roll out a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves ordering, and minimizes shortage costs. At the end of 2011, we had installed this automated shipping system in 13 of our bakeries. We intend to install this system in three additional bakeries during 2012.

•

Conserving resources. In November 2011, we published our 2010 Sustainability Report, in which we reported sustainability data for our non-manufacturing facilities (warehouses, distribution centers, offices, and retail outlets) for the first time. In 2010, we saved 324,475 transport miles and diverted 12.5 million pounds of trash from landfills to recycling.

Give Extraordinary Service

When it comes to our customers, our strategy is to go beyond the expected. We know that great service helps build strong relationships with our retail and foodservice customers. Our reputation for excellent service supports our sales growth in core markets and helps us as we move into new markets.

We have a national accounts team for key trade customers, bakery teams that build trade relationships on a local level, and a business analysis and insights team that provides our trade partners with objective ideas that can benefit their overall bakery category. We also work with trade customers in other ways — from web-based ordering to scan-based trading or pay-by-scan (“PBS”). In foodservice, we partner with national chains to develop customized bakery items that meet their specific needs.

Appreciate Team

We strive to maintain good communication and relationships with all our team members. We are committed to equal employment opportunities, meeting all federal and state employment laws, and striving to respect the dignity of all our team members and associates. In addition, our subsidiaries provide:

•	Fair and equitable compensation and a balanced program of benefits

•	Working conditions that promote employees’ health and safety

•	Training opportunities that encourage professional development

•	Ways for team members to discuss problems or concerns through our open door policy and peer review program

We employ approximately 9,400 people. Approximately 960 of these employees are covered by collective bargaining agreements.

Brands & Products

Nature’s Own is the bestselling brand of soft variety bread in the United States by volume, even though it is only available to approximately 61% of the population. It also is the number-two loaf bread in the U.S. in pounds. In 2011, retail sales of Nature’s Own were approximately $935.0 million. The compound annual growth rate in sales for Nature’s Own since 2000 has been 12.4%.

During the year, we introduced the following new products under this brand:

•	Nature’s Own Whitewheat Sandwich Rounds

•	Nature’s Own 100% Whole Grain Sandwich Rolls and Hot Dog Rolls

•	Nature’s Own Cinnamon Raisin Thin Sliced Bagels

•	Nature’s Own Soft Oatmeal Specialty Bread

•	Nature’s Own 100% Whole Grain Specialty Bread

•	Nature’s Own Honey Wheat Berry Specialty Bread

In addition to Nature’s Own, our DSD segment also markets:

•

A line of specialty breads and rolls under the company-owned Cobblestone Mill brand. In 2011, we introduced Cobblestone Mill Deli Style Gourmet Rolls, Cobblestone Mill 100% Whole Wheat Bread, and Cobblestone Mill French Baguettes.

•	White breads and buns under regional company-owned and franchised brands, such as Sunbeam, Bunny, Aunt Hattie’s, Holsum, and ButterKrust.

•

Tastykake and Blue Bird branded snack cakes and pastries. In 2011, as a result of the Tasty acquisition we added new items from the Tastykake lineup, including Tastykake Black & White Pies, Brownie and Peanut Butter Brownie Kandy Kakes, Tastykake Red Velvet Cupcakes, and Tastykake Banana Split Pie.

•	Flour, white, and corn tortillas under the Mi Casa and Frestillas brands. Frestillas tortillas were introduced to select supermarkets in Southern California in 2011.

•

Fresh packaged bakery products under store brands for retailers. While store branded products carry lower margins than our branded products, they allow us to effectively use available production and distribution capacity. Store branded product also helps the company expand our total retail shelf space.

Our warehouse segment markets a line of specialty breads and rolls under the European Bakers brand, proprietary breads, buns, and rolls for specific foodservice customers, and tortillas and tortilla chips under Leo’s Foods and Juarez. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Our warehouse segment products are distributed nationally through retail, foodservice, and vending customer warehouses.

In 2011, we introduced the following new items under the Mrs. Freshley’s brand:

•	Apple Danish and Strawberry Cheese Danish

•	Chocolate Bells made with Hershey’s® cocoa and Chocolate Chip Muffins made with Hershey’s® chocolate chips. These items were also introduced under the DSD segment’s Blue Bird brand.

During 2011, we spent $2.0 million in product development costs for new products and product enhancements.

Marketing

We support our key brands with a multi-million dollar marketing effort that reaches out to consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day.

Customers

Our top 10 customers in fiscal 2011 accounted for 45.6% of sales. During 2011, our largest customer, Walmart/Sam’s Club, represented 21.6% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. No other customer accounted for 10.0% or more of our sales during 2011, 2010 or 2009.

Our fresh baked foods customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 241 such stores, and reported sales of $59.0 million during fiscal 2011 related to these outlets.

Our warehouse segment supplies numerous restaurants, institutions and foodservice distributors, and retail in-store bakeries with frozen bakery products. It also sells packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets. It sells packaged bakery snack cakes primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.

Distribution

Distributing fresh bakery foods through a DSD system is a complex process. It involves determining appropriate order levels, delivering products from bakeries to independent distributors for direct delivery to customer stores, stocking shelves, maintaining special displays, and visiting customers daily to ensure adequate inventory and removing unsold goods.

To get fresh bakery foods to market, we use a network of approximately 4,600 routes (or territories) to distribute certain Flowers DSD brands in specified geographic territories. The company has sold the majority of these territories to independent distributors under long-term financing arrangements, most of which are managed and serviced by the company. Our independent distributor program is designed to provide retail and foodservice customers with superior service. Independent distributors, highly motivated by financial incentives from their territory ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their territories resulting from higher branded sales volume.

The company has developed proprietary software on the hand-held computers that independent distributors use for daily ordering and transactions. The company leases these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee reduces the company’s selling, distribution and administrative expenses, and totaled $4.6 million in 2011, $3.7 million in 2010, and $2.9 million in 2009. Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. This system ensures that distributors have an adequate supply of the right mix of products to meet retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods.

In addition to hand-held computers, we maintain an information technology (“IT”) platform that allows us to accurately track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily real-time, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to forecast sales and improve our in-store product ordering by customer. Our hand-held computers are integrated into this IT platform.

We also use PBS, to track and monitor sales and inventories more effectively. PBS allows our independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell — or what is scanned at checkout. During fiscal 2011 approximately $821.0 million of our DSD segment sales came through our PBS system.

Our warehouse segment distributes a portion of our packaged bakery snack products from a central distribution facility located near our Crossville, Tennessee, snack cake bakery. We believe this centralized distribution method allows us to achieve both production and distribution efficiencies. Our snack cake bakeries operate what we believe are long, efficient production runs of a single product, which are then shipped to the central distribution facility. Products coming from different bakeries are then cross-docked and shipped directly to customers’ warehouses nationwide. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

Intellectual Property

We own a number of trademarks, trade names, and licenses. The company also sells products under franchised and licensed trademarks and trade names that it does not own. We consider all our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty. On July 23, 2008, our wholly-owned subsidiary filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for our claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit.

Raw Materials

Our primary baking ingredients are flour, sweeteners, and shortening. We also use paper products, such as corrugated cardboard, and films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.

In addition, we are dependent on natural gas as fuel for firing ovens. Our independent distributors and third-party shipping companies use gasoline and diesel as fuel for their trucks.

As commodities, many of our baking ingredients are subject to periodic price fluctuations. Over the past five years, the commodities market has been extremely volatile. Agricultural commodity prices reached all time highs in 2007 and the first half of 2008 before declining in 2009 and the first half of 2010. Commodity prices began to rise again in the second half of 2010 and continued to rise during 2011. We expect our commodity costs to increase in 2012. These costs fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. Our company enters into forward purchase agreements and derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

Regulations

As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency, and the Department of Commerce. We also are subject to the regulations of various state agencies, with respect to production processes, product quality, packaging, labeling, storage, distribution and local regulations regarding the licensing of plants and the enforcement of state standards and facility inspections. Under various statutes and regulations, these federal and state agencies prescribe requirements and establish standards for quality, purity, and labeling. Failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

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

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, as well as other regulations intended to protect public health and the environment. The company is not a party to any material proceedings arising under these regulations. We believe compliance with existing environmental laws and regulations will not materially affect the consolidated financial statements or the competitive position of the company. The company is currently in substantial compliance with all material environmental regulations affecting the company and its properties.

Competitive Overview

The U.S. retail market for fresh packaged bakery products is estimated at $20.0 billion. This category is intensely competitive. It is comprised of large food companies, large independent bakeries with national distribution, and smaller regional and local bakeries.

At the start of 2011, the primary national competitors in the fresh bakery category included Grupo Bimbo S.A. de C.V./Bimbo Bakeries (“Grupo Bimbo”) (Arnold, Thomas, Entemann’s), Hostess Brands, Inc. (Wonder Bread, Hostess), Sara Lee Corporation (Sara Lee), and Campbell Soup Company (Pepperidge Farm).

Consolidation in the U.S. fresh baking industry is significantly altering the competitive landscape. In 2000, there were eight major companies in the packaged bakery category. By the end of 2011, that number dropped to four, with an announcement in November that Sara Lee had sold its North American Fresh Bakery business to Grupo Bimbo. From a national standpoint, Flowers Foods is currently the number two company in the U.S. fresh baking industry based on market share.

While there are also a number of smaller regional bakers, larger companies have enjoyed several competitive advantages over smaller operations, including greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

Consolidation in the baking industry continues to be driven by a number of factors. These include capital constraints on smaller companies that make it difficult for them to invest in new technology and equipment to improve productivity and efficiency and develop new products, generational changes in family-owned businesses, and limited ability to serve consolidated — and larger — retail and foodservice customers. We believe consolidation in the baking, food retailing, and foodservice industries will continue to present opportunities for strategic acquisitions that complement our existing businesses.

Competition is based on product availability, product quality, brand loyalty, price, effective promotions, and the ability to target changing consumer preferences. Customer service, including frequent delivery to keep store shelves well-stocked, is an increasingly important competitive factor. While we experience price pressure from time to time, primarily as a result of competitors’ promotional efforts, we believe our strong relationships with independent distributors and trade customers, our consumers’ brand loyalty, and the diversity of our products and sales channels, limit the effects of such competition. We believe we have significant competitive advantages over smaller regional bakeries due to greater brand awareness and economies of scale in purchasing, distribution, production, information technology, and marketing.

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price. Primary national competitors for fresh packaged bakery snack products include McKee Foods Corporation (Little Debbie), Cloverhill Bakery, and Hostess Brands, Inc. (“Hostess”). Hostess filed for bankruptcy in January of 2012.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery, Turano Baking Company, and All Round Foods, Inc. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

According to the National Restaurant Association (“NRA”), restaurant industry sales are expected to reach $632.0 billion in 2012. The NRA projects overall restaurant industry sales will increase in current dollars by 3.5% over 2011.

Flowers also faces competition from store brands that are produced both by us and our competitors. For several decades, store brand breads and rolls have been offered by food retail customers. This accounts for roughly 25% of the dollars and 40% of the units sold in the overall category. Recently, food retailers have put more emphasis on store brand products, initiating a store brand push in such categories as chips and cereals. In general, the store brand share of the fresh bread aisle has remained relatively consistent.

Other Available Information

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in this manner, and you should review this information in addition to the information contained in this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings in the Investor Center on our web site at www.flowersfoods.com.

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

•	Board Committees

•	Code of Business Conduct and Ethics

•	Flowers Foods Employee Code of Conduct

•	Disclosure Policy

•	Corporate Governance Guidelines

•	Stock Ownership Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Finance Committee Charter

•	Nominating/Corporate Governance Committee Charter

•	Flowers Foods Supplier Code of Conduct (This document is on our website in the “Company Info” tab)

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, liquidity or results of operations.

Economic conditions may negatively impact demand for our products, which could adversely impact our sales and operating profit.

In recent years, economic conditions were significantly strained in the United States. Continuing or worsening economic challenges could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices of some of our products and/or limit our ability to increase or maintain prices. If either of these events occur, or if unfavorable economic conditions continue, our sales and profitability could be adversely affected.

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Commodities, such as flour, sweeteners, and shortening, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial increase in the prices of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices. Our failure to enter into effective hedging arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas for firing ovens. Our independent distributors and third-party shipping companies are dependent upon gasoline and diesel for their vehicles. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing high-margin branded products to lower-margin store brands.

Competition could adversely impact revenues and profitability.

The United States bakery industry is highly competitive. Competition is based on product availability, product quality, price, effective promotions, and the ability to target changing consumer preferences. We experience price pressure from time to time due to competitors’ promotional activity and other pricing efforts. This pricing pressure is particularly strong during adverse economic periods. Increased competition could result in reduced sales, margins, profits and market share.

We rely on several large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales, and the loss of one of our large customers could adversely affect our results of operations. Our top ten customers accounted for 45.6%

of our sales during fiscal 2011. Our largest customer, Walmart/Sam’s Club, accounted for 21.6% of our sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Consolidation in the retail and foodservice industries could affect our sales and profitability.

If our retail and foodservice customers continue to grow larger due to consolidation in their respective industries, they may demand lower pricing and increased promotional programs. Meeting these demands could adversely affect our margins, and therefore our sales and profitability.

Our large customers may impose requirements on us that may adversely affect our results of operations.

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements on us and their other suppliers. These business changes may involve inventory practices, logistics, or other aspects of the customer-supplier relationship. Compliance with requirements imposed by major customers may be costly and may have an adverse effect on our margins and profitability. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which also could adversely affect our results of operations.

Our inability to execute our business strategy could adversely affect our business.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 11.6% of all the pension plan assets as of December 31, 2011.

If the financial markets do not provide the long-term returns that are expected, the likelihood of the company being required to make larger contributions will increase which could impact our liquidity. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of larger required contributions increases. Adverse developments in any of these areas could adversely affect our financial condition, liquidity or results of operations.

A disruption in the operation of our DSD distribution system could negatively affect our results of operations financial condition and cash flows.

We believe that our DSD distribution system is a significant competitive advantage. A material negative change in our relationship with the independent distributors, an adverse ruling by regulatory or governmental bodies regarding our independent distributorship program or an adverse judgment against the company for actions taken by the independent distributors could materially affect our financial condition, results of operations, and cash flows.

Disruption in our supply chain or distribution capabilities could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers due to weather, natural disaster, fire or explosion, terrorism, pandemics or labor strikes, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

The costs of maintaining and enhancing the value and awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition, our revenues and profitability could be adversely affected.

Inability to anticipate changes in consumer preferences may result in decreased demand for our products, which could have an adverse impact on our future growth and operating results.

Our success depends, in part, on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers. If we fail to anticipate, identify, or react to changes in consumer preferences, we could experience reduced demand for our products, which could in turn cause our operating results to suffer.

Future product recalls or safety concerns could adversely impact our results of operations.

We may be required to recall certain of our products should they be mislabeled, contaminated, spoiled, tampered with or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products.

Government regulation could adversely impact our results of operations and financial condition.

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution are subject to regulation by various federal, state and local government entities and agencies. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves, any of which could adversely affect our results of operations and financial condition.

Any business disruption due to political instability, armed hostilities, incidents of terrorism or natural disasters could adversely impact our financial performance.

Terrorist activity, armed conflict, political instability or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. In the event of such incidents, our business and financial performance could be adversely affected.

Changes in or new interpretations of applicable laws or regulations involving government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs, capital expenditures, and other financial obligations that could affect our profitability or impede the production or distribution of our products and have an adverse effect on our results of operations, liquidity and financial condition.

We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our results of operations, liquidity and financial condition. Legislation designed to control emissions affecting climate change could affect our ability to procure our commodity needs at costs we currently experience and may require additional unplanned capital expenditures.

Increases in employee and employee-related costs could have adverse effects on our profitability.

Pension, health care, and workers’ compensation costs are increasing and will likely continue to do so. Any substantial increase in pension, health care or workers’ compensation costs may have an adverse impact on our profitability. The company records pension costs and the liabilities related to its benefit plans based on actuarial valuations, which include key assumptions determined by management. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by various factors, such as changes in the number of plan participants, changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plan, and other factors.

In addition, legislation or regulations involving labor and employment and employee benefit plans (including employee health care benefits and costs) may impact our operational results.

We may be adversely impacted by the failure to successfully execute acquisitions and divestitures and integrate acquired operations.

From time to time, the company undertakes acquisitions or divestitures. The success of any acquisition or divestiture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits. Acquisitions require us to efficiently integrate the acquired business to achieve the expected returns. Divestitures have operational risks that may include impairment charges. Acquisitions or divestitures present unique financial and operational risks, including diversion of management attention from the existing core business, integrating or separating personnel and financial data and other systems, and adverse effects on existing business relationships with suppliers and customers. In situations where acquisitions or divestitures are not successfully implemented or completed, the company’s business or financial results could be negatively impacted.

Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

Our articles of incorporation and bylaws, and Georgia law may inhibit a change in control that you may favor.

Our articles of incorporation and bylaws, and Georgia law contain provisions that may delay, deter or inhibit any possible future acquisition of our company if not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions in our organizational documents that could delay, deter or inhibit a future acquisition include the following:

•	A classified Board of Directors,

•	The requirement that our shareholders may only remove directors for cause,

•	Specified requirements for calling special meetings of shareholders, and

•	The ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, creditors, and the local community.

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

EXECUTIVE OFFICERS

Name, age and Office	Business Experience

George E. Deese Age 66 Chairman of the Board and Chief Executive Officer	Mr. Deese has been Chairman of the Board and Chief Executive Officer of Flowers Foods since January 2010. Mr. Deese previously served as Chairman of the Board, President and Chief Executive Officer of Flowers Foods from January 2006 to January 2010. He previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Allen L. Shiver Age 56 President	Mr. Shiver has been President of Flowers Foods since January 2010. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to January 2010. He previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

Name, age and Office	Business Experience

R. Steve Kinsey Age 51 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and at Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 64 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Stephen R. Avera Age 55 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an Associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 61 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 58 Executive Vice President of Corporate Relations	Ms. Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997.

Name, age and Office	Business Experience

Karyl H. Lauder Age 55 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 53 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 58 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008. Mr. Thriffiley previously served as Vice President of Human Resources from 2002 to 2008. Prior to that, Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

H. Mark Courtney Age 51 Senior Vice President of Sales and Marketing	Mr. Courtney has been Senior Vice President of Sales and Marketing of Flowers Bakeries since January of 2010. He previously served as Senior Vice President of Sales from April 2008 until January 2010. Prior to that, Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

David A. Hubbard Age 42 Vice President and Chief Information Officer	Mr. Hubbard has been Vice President and Chief Information Officer of Flowers Foods since October of 2011. He previously served as Vice President, IT Technology and Development in 2011. Prior to that Mr. Hubbard was the IT Director, SAP Technology and eBusiness from 2003 through early 2011.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 42 bakeries, of which 41 are owned and one is leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2011, DSD segment facilities taken as a whole, operated moderately above capacity and warehouse segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment

Birmingham, Alabama	Lafayette, Louisiana
Opelika, Alabama	New Orleans, Louisiana
Tuscaloosa, Alabama	Goldsboro, North Carolina
Phoenix, Arizona	Jamestown, North Carolina
Tolleson, Arizona	Newton, North Carolina
Batesville, Arkansas	Philadelphia, Pennsylvania (Leased)
Bradenton, Florida	Oxford, Pennsylvania
Jacksonville, Florida	Morristown, Tennessee
Lakeland, Florida	Denton, Texas
Miami, Florida	El Paso, Texas
Atlanta, Georgia	Houston, Texas(2)
Savannah, Georgia	San Antonio, Texas
Thomasville, Georgia	Tyler, Texas
Villa Rica, Georgia	Lynchburg, Virginia
Bardstown, Kentucky	Norfolk, Virginia
Baton Rouge, Louisiana

Warehouse Segment

Montgomery, Alabama	London, Kentucky
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
Cedar Rapids, Iowa (mix plant)	Ft. Worth, Texas

In Thomasville, Georgia, the company leases properties that house its shared services center and information technology group, and owns its corporate headquarters facility.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess Brands, Inc. (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers asserts that Hostess’ sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers is seeking actual damages, an accounting of Hostess’ profits from its sales of Nature’s Pride products, and injunctive relief. Flowers sought summary judgment for its claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company is currently in substantial compliance with all material environmental regulations affecting the company and its properties.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the New York Stock Exchange as reported in published sources.

	FY 2011			FY 2010
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$19.79	$15.74	$0.133	$17.78	$15.83	$0.117
Second	$23.00	$18.83	$0.150	$18.39	$15.79	$0.133
Third	$23.13	$17.79	$0.150	$17.43	$15.31	$0.133
Fourth	$21.10	$18.68	$0.150	$18.23	$16.17	$0.133

Stock Split

On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split. The company revised certain historical amounts when it recorded the 3-for-2 stock split. The amounts were immaterial and reclassified within stockholders’ equity between par value and capital in excess of par.

Holders

As of February 17, 2012, there were approximately 3,940 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
	(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	7,423	$15.67	3,452
Equity compensation plans not approved by security holders	—	—	—

Total	7,423	$15.67	3,452

Under the company’s compensation plans, the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares available under the compensation plan is 27,937,500 shares as approved by shareholder vote in 2009. See Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 30, 2006 through December 30, 2011, the last trading day of our 2011 fiscal year.

Comparison of Cumulative Five Year Total Return

	December 30, 2006	December 29, 2007	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011
FLOWERS FOODS INC	100.00	135.53	138.11	141.73	165.42	180.35
S&P 500 INDEX	100.00	106.22	68.56	84.06	96.73	98.77
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	102.98	91.17	105.42	122.67	143.75
S&P MIDCAP 400 INDEX	100.00	108.60	70.53	94.60	119.81	117.73

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 30, 2006. Flowers Foods’ share price is also indexed to $100 at December 30, 2006. These prices have been adjusted for stock splits.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company has purchased 37.8 million shares under the plan through December 31, 2011. During 2011, the company acquired 1.5 million shares under the plan. The company did not acquire any shares under the plan during the fourth quarter of fiscal 2011.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2011, 2010, 2009, 2008, and 2007 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

	For the 52 Weeks Ended			For the 53 Weeks Ended	For the 52 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$2,773,356	$2,573,769	$2,600,849	$2,414,892	$2,036,674
Net income	123,428	137,047	133,712	122,307	98,115
Net income attributable to noncontrolling interest	—	—	(3,415)	(3,074)	(3,500)
Net income attributable to Flowers Foods, Inc.	$123,428	$137,047	$130,297	$119,233	$94,615
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.90	$0.99	$0.94	$0.85	$0.68
Cash dividends per common share	$0.583	$0.517	$0.450	$0.383	$0.305
Balance Sheet Data:
Total assets	$1,553,998	$1,325,489	$1,351,442	$1,353,244	$987,535
Long-term debt and capital leases	$283,406	$98,870	$225,905	$263,879	$22,508

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment operates 32 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through its DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, and Southwest as well as in select markets in the Northeast, California, and Nevada. The warehouse segment operates 10 bakeries and produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this strategy will result in consistent and sustainable growth that will build value for our shareholders. In May 2011, the company acquired, through a wholly owned subsidiary, Tasty. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States with an extensive line of Tastykake branded snacks. This acquisition strengthened our position in the branded snack cake category, facilitated our expansion into new geographic markets and increased our manufacturing capacity.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing and service. We manage these factors to achieve a sales mix favoring our higher-margin branded products, while using store branded products to absorb overhead costs and maximize use of production capacity. Sales for fiscal 2011 increased 7.8% from fiscal 2010. This increase was primarily due to the Tasty acquisition and increased pricing/mix partially offset by lower volume. During fiscal 2011, we believe our sales were negatively impacted by the weakened economy, the competitive landscape and higher promotional activity within the baking industry. While we expect sales to grow, we cannot guarantee at what level considering the current economic environment and competitive landscape in the baking industry.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009. Commodity prices began to rise in the second half of 2010 and continued rising during 2011. We anticipate our commodity costs to rise during 2012. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

Critical Accounting Estimates

Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the company’s consolidated financial statements.

The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below which are used in the preparation of its Consolidated Financial Statements:

•	revenue recognition;

•	derivative instruments;

•	valuation of long-lived assets, goodwill and other intangible assets;

•	self-insurance reserves;

•	income tax expense and accruals; and

•	pension obligations.

Revenue Recognition.    The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage. Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment and are recorded as a reduction to gross sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our portion of the estimated advertising cost of the underlying program. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as PBS. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. The company believes it is a baked foods industry leader in PBS and utilizes this technology with a majority of its larger retail customers such as Walmart, Kroger, Food Lion and Winn-Dixie. In fiscal 2011 the company recorded $821.0 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2012. In addition, new PBS customers will begin implementation during 2012.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

Derivative Instruments.    The company’s cost of primary raw materials is highly correlated to certain commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were recorded for fiscal years 2011, 2010 or 2009.

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

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. The market approach assumes growth rates for projected EBITDA and revenue applied to market participant estimates of our enterprise value to EBITDA and revenue. The income approach estimates include our projected results of operations and our weighted-average cost of capital as computed each quarter. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in our fourth quarter unless circumstances require this analysis be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting segments exceeded our carrying values by over $325.0 million in each segment. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2011, 2010, or 2009.

In connection with acquisitions, the company has acquired trademarks, customer lists and non-compete agreements, which are intangible assets subject to amortization. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2011, 2010, or 2009.

The company also owns trademarks acquired in acquisitions that are intangible assets not subject to amortization of $1.5 million. The company evaluates the recoverability of the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded for the fiscal years 2011, 2010, or 2009.

Self-Insurance Reserves.    We are self-insured for various levels of general liability, auto liability, workers’ compensation and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis and are based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our financial condition and results of operations.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Our income tax expense, deferred tax assets and liabilities and reserve for uncertain tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some or all of the deferred assets will not be realized. While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. During fiscal 2010, the IRS completed the audit of fiscal years 2007 and 2008. The results of the audit were immaterial, and the company is no longer subject to federal examination for years prior to 2009.

Pension Obligations.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain another defined benefit plan that covers a small number of union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. These plans were merged into the company’s largest defined benefit plan at December 31, 2011. Effective May 20, 2011, the company assumed sponsorship of three defined benefit plans as part of the Tasty acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. Two of the Tasty defined benefit plans are nonqualified plans covering former employees. One of these nonqualified plans was terminated and all benefit obligations of the plan were settled effective December 31, 2011. The company recorded pension income of $0.4 million for fiscal 2011.

A quarter percentage point change in the discount rate would impact the company’s fiscal 2011 pension cost by approximately $0.1 million on a pre-tax basis. A quarter percentage point change in the long-term expected rate of return assumption would impact the company’s fiscal 2011 pension cost by approximately $0.8 million on a pre-tax basis. A quarter percentage point decrease in the discount rate would increase the company’s fiscal year-end 2011 pension obligations by approximately $15.0 million. A quarter percentage point increase in the discount rate would decrease the company’s fiscal year-end 2011 pension obligations by approximately $14.3 million. The company expects pension cost of approximately $1.1 million for fiscal 2012.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2011, as compared with the average annual return on the plans assets over the past 15 years of approximately 7.3% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 18, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company determines the fair value of substantially all of its plans assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of the fiscal 2011 measurement date of December 31, 2010 for the pension plans the company sponsors was $96.6 million. The total unrecognized loss as of the fiscal 2012 measurement date of December 31, 2011 for the pension plans the company sponsors was $160.8 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2012 is expected to be approximately $5.1 million. To the extent that this unrecognized loss is subsequently recognized, the loss will increase the company’s pension costs in the future.

Matters Affecting Analysis

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2011, 2010 and 2009 consisted of 52 weeks. Fiscal 2012 will consist of 52 weeks.

Acquisitions.    On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States under the Tastykake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the Tastykake brand increased our position in the branded snack cake category. During 2011, Tasty contributed sales of $127.2 million and income from operations of $3.0 million. Tasty is included in our DSD segment primarily because of the delivery method for Tastykake products. The DSD model will allow us to expand the Tastykake brand and the Nature’s Own brand throughout our respective networks.

On October 17, 2009, the company acquired Leo’s Foods, Inc. (“Leo’s”). Leo’s operates one tortilla facility in Ft. Worth, Texas that makes an extensive line of flour and corn tortillas and tortilla chips that are sold to foodservice and institutional customers nationwide. As a result of the acquisition, the company added capacity in the growing tortilla market. This acquisition is reported in the warehouse delivery segment.

On May 15, 2009, the company acquired substantially all the assets of a bakery mix operation in Cedar Rapids, Iowa that is reported in the warehouse segment.

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty-two weeks ended December 31, 2011 and the fifty-two weeks ended January 1, 2011:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	Dollars	%
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$2,265,244	$2,071,356	81.7	80.5	$193,888	9.4
Warehouse delivery	508,112	502,413	18.3	19.5	5,699	1.1

Total	$2,773,356	$2,573,769	100.0	100.0	$199,587	7.8

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,090,941	$986,610	48.2	47.6	$104,331	10.6
Warehouse delivery(1)	382,260	360,180	75.2	71.7	22,080	6.1

Total	$1,473,201	$1,346,790	53.1	52.3	$126,411	9.4

Selling, distribution and administrative expenses
DSD(1)	$896,677	$823,797	39.6	39.8	$72,880	8.8
Warehouse delivery(1)	78,733	75,323	15.5	15.0	3,410	4.5
Corporate(2)	41,081	36,879	—	—	4,202	11.4

Total	$1,016,491	$935,999	36.7	36.4	$80,492	8.6

Depreciation and amortization
DSD(1)	$74,378	$65,977	3.3	3.2	$8,401	12.7
Warehouse delivery(1)	19,768	18,985	3.9	3.8	783	4.1
Corporate(2)	492	156	—	—	336	215.4

Total	$94,638	$85,118	3.4	3.3	$9,520	11.2

Income from operations
DSD(1)	$203,248	$194,972	9.0	9.4	$8,276	4.2
Warehouse delivery(1)	27,351	47,925	5.4	9.5	(20,574)	(42.9)
Corporate(2)	(41,573)	(37,035)	—	—	(4,538)	(12.3)

Total	$189,026	$205,862	6.8	8.0	$(16,836)	(8.2)

Interest income, net	$2,940	$4,518	0.1	0.2	$(1,578)	(34.9)
Income taxes	$68,538	$73,333	2.5	2.8	$(4,795)	(6.5)

Net income	$123,428	$137,047	4.5	5.3	$(13,619)	(9.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

The company’s results of operations, expressed as a percentage of sales, are set forth below for the fifty-two weeks ended January 1, 2011 and the fifty-two weeks ended January 2, 2010:

			Percentage of Sales		Increase (Decrease)
	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	For the Fifty-Two Weeks Ended	Dollars	%
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$2,071,356	$2,135,128	80.5	82.1	$(63,772)	(3.0)
Warehouse delivery	502,413	465,721	19.5	17.9	36,692	7.9

Total	$2,573,769	$2,600,849	100.0	100.0	$(27,080)	(1.0)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$986,610	$1,060,398	47.6	49.7	$(73,788)	(7.0)
Warehouse delivery(1)	360,180	329,785	71.7	70.8	30,395	9.2

Total	$1,346,790	$1,390,183	52.3	53.5	$(43,393)	(3.1)

Selling, distribution and administrative expenses
DSD(1)	$823,797	$817,613	39.8	38.3	$6,184	0.8
Warehouse delivery(1)	75,323	71,561	15.0	15.4	3,762	5.3
Corporate(2)	36,879	37,244	—	—	(365)	(1.0)

Total	$935,999	$926,418	36.4	35.6	$9,581	1.0

Depreciation and amortization
DSD(1)	$65,977	$64,578	3.2	3.0	$1,399	2.2
Warehouse delivery(1)	18,985	16,062	3.8	3.4	2,923	18.2
Corporate(2)	156	288	—	—	(132)	(45.8)

Total	$85,118	$80,928	3.3	3.1	$4,190	5.2

Gain on acquisition
DSD(1)	$—	$—	—	—	$—	—
Warehouse delivery(1)	—	(3,013)	—	(0.6)	(3,013)	NM
Corporate(2)	—	—	—	—	—	—

Total	$—	$(3,013)	—	(0.1)	$(3,013)	—

Income from operations
DSD(1)	$194,972	$192,539	9.4	9.0	$2,433	1.3
Warehouse delivery(1)	47,925	51,326	9.5	11.0	(3,401)	(6.6)
Corporate(2)	(37,035)	(37,532)	—	—	497	1.3

Total	$205,862	$206,333	8.0	7.9	$(471)	(0.2)

Interest income, net	$4,518	$1,426	0.2	0.1	$3,092	216.8
Income taxes	$73,333	$74,047	2.8	2.8	$(714)	(1.0)
Net income	$137,047	$133,712	5.3	5.1	$3,335	2.5
Net income attributable to noncontrolling interest	$—	$(3,415)	—	(0.1)	$3,415	NM

Net income attributable to Flowers Foods, Inc.	$137,047	$130,297	5.3	5.0	$6,750	5.2

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

Fifty-Two Weeks Ended December 31, 2011 Compared to Fifty-Two Weeks Ended January 1, 2011

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 31, 2011		January 1, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,419,191	51.2%	$1,305,415	50.7%	8.7%
Store Branded Retail	501,354	18.1	432,406	16.8	15.9%
Non-retail and Other	852,811	30.7	835,948	32.5	2.0%

Total	$2,773,356	100.0%	$2,573,769	100.0%	7.8%

The 7.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.7%
Volume	(0.9)%
Acquisitions	5.0%

Total Percentage Change in Sales	7.8%

Sales category discussion

Branded retail sales increased primarily due to the Tasty acquisition. Competitive pricing and heavy promotional activity continued to impact the channel. The increase in store branded retail was primarily due to increases in store branded cake as some of the company’s customers introduced store branded cake programs in mid-2010 and the contribution from the Tasty acquisition. Increases in store branded white bread also contributed to the growth. The increase in non-retail and other sales was primarily due to increases in foodservice, partially offset by declines in institutional and mix sales.

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 31, 2011		January 1, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,324,309	58.5%	$1,194,568	57.7%	10.9%
Store Branded Retail	375,732	16.6	327,233	15.8	14.8%
Non-retail and Other	565,203	24.9	549,555	26.5	2.8%

Total	$2,265,244	100.0%	$2,071,356	100.0%	9.4%

The 9.4% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	3.3%
Volume	(0.1)%
Acquisition	6.2%

Total Percentage Change in Sales	9.4%

Sales category discussion

Branded retail sales increased primarily due to the Tasty acquisition, and to a lesser extent, growth in branded soft variety. Competitive pricing and heavy promotional activity continued to impact the channel. Store branded retail increased primarily due to volume growth in store branded white bread and store branded buns/rolls/tortillas, as well as the acquisition contribution. Non-retail and other increased primarily due to increases in foodservice, partially offset by declines in institutional.

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended		% Increase (Decrease)
	December 31, 2011		January 1, 2011
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$94,882	18.7%	$110,847	22.1%	(14.4)%
Store Branded Retail	125,622	24.7	105,173	20.9	19.4%
Non-retail and Other	287,608	56.6	286,393	57.0	0.4%

Total	$508,112	100.0%	$502,413	100.0%	1.1%

The 1.1% increase in sales was attributable to the following:

Favorable (Unfavorable)
Percentage Point Change in Sales Attributed to:
Pricing/Mix	4.0%
Volume	(2.9)%

Total Percentage Change in Sales	1.1%

Sales category discussion

The decrease in branded retail sales and the increase in store branded retail sales was primarily the result of a shift from branded multi-pak cake to store branded cake as a result of store branded cake programs introduced in mid-2010 by some of the company’s customers. The slight increase in non-retail and other sales, which include contract production and vending, was due to volume increases, partially offset by pricing/mix declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately).    The increase as a percent of sales was primarily due to significant increases in ingredient costs. The increase in ingredient costs was from flour, shortening/oil, cocoa and sugar. These were partially offset by sales increases and lower workforce-related costs as a percent of sales.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in the second half of 2010 and continued to rise in 2011. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment cost increase as a percent of sales was primarily the result of significant increases in ingredient costs and higher costs as a percent of sales for the Tasty acquisition, partially offset by sales increases and lower workforce-related costs as a percent of sales. The increase in ingredient costs was primarily from higher flour costs.

The warehouse segment costs increased as a percent of sales primarily as a result of higher ingredient costs as a percent of sales. Ingredient costs increased from higher shortening, cocoa, flour and sweetener costs. These were partially offset by lower packaging costs primarily attributable to lower volume.

Selling, Distribution and Administrative Expenses.    The increase as a percent of sales was due to one-time acquisition related costs of $6.2 million for the Tasty acquisition, plant closure costs and higher distribution expense as a percent of sales, partially offset by sales increases.

The DSD segment selling, distribution and administrative expenses were lower due to sales increases and higher scrap dough income, partially offset by higher distribution expenses as a percent of sales.

The warehouse segment selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs as a percent of sales.

Depreciation and Amortization.    Depreciation and amortization expense increased primarily due to the Tasty acquisition.

The DSD segment depreciation and amortization expense increased primarily as the result of the Tasty acquisition.

The warehouse segment depreciation and amortization expense did not change materially.

Income from operations.    The increase in the DSD segment income from operations was attributable to the Tasty acquisition and sales increases, partially offset by higher ingredient costs and $0.8 million of costs associated with the Tasty acquisition. The decrease in the warehouse segment income from operations was primarily due to significantly higher ingredient costs and higher distribution costs, partially offset by lower packaging costs as a percent of sales. The increase in unallocated corporate expenses was primarily due to $5.4 million of acquisition costs associated with the Tasty acquisition.

Net Interest Income.    The decrease resulted from higher interest expense on the credit facility due to borrowings made by the company during fiscal 2011 primarily for the Tasty acquisition.

Income Taxes.    The effective tax rate for fiscal 2011 and fiscal 2010 was 35.7% and 34.9%, respectively. This increase is primarily due to non-deductible transaction costs associated with the Tasty acquisition. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.

Fifty-Two Weeks Ended January 1, 2011 Compared to Fifty-Two Weeks Ended January 2, 2010

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	January 1, 2011		January 2, 2010		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,305,415	50.7%	$1,333,479	51.3%	(2.1)%
Store Branded Retail	432,406	16.8	415,125	16.0	4.2%
Non-retail and Other	835,948	32.5	852,245	32.7	(1.9)%

Total	$2,573,769	100.0%	$2,600,849	100.0%	(1.0)%

The 1.0% decrease in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(1.7)%
Volume	0.2%
VIE deconsolidation	(0.5)%
Acquisitions	1.0%

Total Percentage Change in Sales	(1.0)%

Sales category discussion

Branded retail sales declined due to volume decreases, partially offset by pricing/mix increases. Declines in branded white bread and branded multi-pak cake were partially offset by increases in branded soft variety and branded sandwich rounds introduced early in fiscal 2010. Competitive pricing and heavy promotional activity continued to impact the channel. The increase in store branded retail was primarily due to volume increases in store branded cake as some of the company’s customers introduced store branded cake programs in mid-2010. Decreases in store branded white bread and store branded variety bread partially offset the increase. The decrease in non-retail and other sales was due to declines in foodservice and the deconsolidation of a variable interest entity (“VIE”) during fiscal 2010, partially offset by the 2009 acquisitions.

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	January 1, 2011		January 2, 2010		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,194,568	57.7%	$1,197,690	56.1%	(0.3)%
Store Branded Retail	327,233	15.8	355,800	16.7	(8.0)%
Non-retail and Other	549,555	26.5	581,638	27.2	(5.5)%

Total	$2,071,356	100.0%	$2,135,128	100.0%	(3.0)%

The 3.0% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(2.0)%
Volume	(0.4)%
VIE deconsolidation	(0.6)%

Total Percentage Change in Sales	(3.0)%

Sales category discussion

Branded retail sales decreased due to pricing/mix declines, partially offset by volume increases. Decreases in branded white bread were partially offset by increases in branded soft variety and branded sandwich rounds. Competitive pricing and heavy promotional activity continued to impact the category. Store branded retail declined due to decreases in pricing/mix, and to a lesser extent, volume declines. Non-retail and other declined primarily due to the deconsolidation of the VIE, pricing/mix decreases and, to a lesser extent, volume decreases.

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	January 1, 2011		January 2, 2010		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$110,847	22.1%	$135,789	29.2%	(18.4)%
Store Branded Retail	105,173	20.9	59,325	12.7	77.3%
Non-retail and Other	286,393	57.0	270,607	58.1	5.8%

Total	$502,413	100.0%	$465,721	100.0%	7.9%

The 7.9% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.9%
Volume	1.2%
Acquisitions	5.8%

Total Percentage Change in Sales	7.9%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower multi-pak cake volume as a result of store branded cake programs introduced in mid-2010 by some of the company’s customers, which resulted in the increase in store branded retail sales. The increase in non-retail and other sales, which include contract production and vending, was due primarily to the acquisitions, partially offset by decreases in vending.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Agricultural commodity prices reached all time high levels during 2007 and the first half of 2008 before declining during 2009 and the first half of 2010. Commodity prices increased in the second half of 2010. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The DSD segment cost decrease as a percent of sales was primarily the result of significant decreases in ingredient costs and lower energy costs, partially offset by softer sales and higher workforce-related costs as a percent of sales. The decreases in ingredient costs were primarily from lower flour and salad oil costs.

The warehouse segment cost increased as a percent of sales primarily as a result of higher workforce-related costs and ingredient costs as a percent of sales. Ingredient costs increased from higher cocoa and sweetener costs and higher costs related to the acquisitions which were partially offset by lower flour and salad oil costs.

Selling, Distribution and Administrative Expenses.    The increase in expenses as a percent of sales was due to softer sales and higher workforce-related costs as a percent of sales, partially offset by lower costs as a percent of sales for the companies acquired in 2009.

The DSD segment selling, distribution and administrative expenses increased as a percent of sales. The increase was primarily due to sales declines and higher workforce-related and rent expenses as a percent of sales.

The warehouse segment selling, distribution and administrative expenses decreased as a percent of sales primarily due to higher sales and lower distribution costs as a percent of sales.

Depreciation and Amortization.    Depreciation and amortization expense increased primarily due to acquisitions and the deconsolidation of the VIE. As a result of the deconsolidation, the company recorded $11.9 million in right-to-use assets for certain trucks and trailers used for distributing our products from the manufacturing facilities to the distribution centers. Prior to fiscal 2010 and the deconsolidation of the VIE, depreciation expense included only those assets not used in the distribution of the company’s products. As a result, depreciation of these assets increased over the prior year.

The DSD segment depreciation and amortization expense increased primarily as the result of the VIE deconsolidation and the recording of the right-to-use assets.

The warehouse segment depreciation and amortization expense increased primarily as the result of increased depreciation expense due to the acquisitions that occurred during fiscal 2009.

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

Income from operations.    The increase in the DSD segment income from operations was attributable to significantly lower ingredient costs, partially offset by sales declines and higher workforce-related expenses. The decrease in the warehouse segment income from operations was primarily due to the gain on acquisition in the prior year discussed above, partially offset by higher store-branded retail sales, lower distribution costs as a percent of sales, and the acquisitions. The decrease in unallocated corporate expenses was primarily due to lower pension and postretirement plan costs.

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

Net Income Attributable to Noncontrolling Interest.    The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE for reporting periods prior to January 3, 2010 under previous accounting guidance, and all the earnings of the VIE were eliminated through noncontrolling interest because the company did not have an equity ownership interest in the VIE. In 2009, the FASB amended the consolidation principles associated with VIE accounting by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of this qualitative analysis, the company was no longer required to consolidate the VIE beginning on January 3, 2010 at adoption. See Note 12, Variable Interest Entity, of Notes to Consolidated Financial Statements of this Form 10-K for additional disclosure.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 11, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Flowers Foods’ cash and cash equivalents were $7.8 million at December 31, 2011 as compared to $6.8 million at January 1, 2011. The cash and cash equivalents were derived from the net of $134.3 million provided by operating activities, $237.9 million disbursed for investing activities and $104.7 million provided by financing activities.

Cash Flows Provided by Operating Activities.    Net cash of $134.3 million provided by operating activities consisted primarily of $123.4 million in net income adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$94,638
Stock-based compensation	13,638
Gain reclassified from accumulated other comprehensive income to net income	(38,038)
Deferred income taxes	(1,700)
Pension and postretirement plans expense	222
Provision for inventory obsolescence	765
Allowances for accounts receivable	414
Other	(162)

Total	$69,777

Cash disbursed for working capital and other activities was $58.9 million. As of December 31, 2011, the company had $11.8 million recorded in other current assets representing collateral for hedged positions. As of January 1, 2011, the company had $11.5 million recorded in other accrued liabilities representing collateral for hedged positions. The change in cash associated with these positions is included in working capital and other activities.

In fiscal 2011, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $6.9 million and discretionary contributions of $5.3 million. In addition, there were $1.1 million in nonqualified pension benefits paid from corporate assets during fiscal 2011. Despite an average annual return on plan assets of 7.3% (net of expenses) over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008 which have not fully recovered. During 2012, the company expects to contribute $18.2 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2012, the company estimates payments totaling $13.4 million, including our share of employment taxes and deferred compensation contributions, relating to its formula driven, performance-based cash bonus program. We paid $18.8 million during the first quarter of 2011 for the performance-based cash bonus program earned during fiscal 2010.

Cash Flows Disbursed for Investing Activities.    Net cash disbursed for investing activities for fiscal 2011 of $237.9 million included the Tasty acquisition of $164.5 million and capital expenditures of $79.2 million. Capital expenditures for the DSD and warehouse segments were $61.0 million and $14.4 million, respectively. The company estimates capital expenditures of approximately $65.0 million to $75.0 million during fiscal 2012.

Cash Flows Provided by Financing Activities.    Net cash provided by financing activities of $104.7 million during fiscal 2011 consisted primarily of net debt issuances of $196.0 million. Payments for financing activities include dividend payments of $79.1 million, stock repurchases of $26.6 million, and payments for debt financing costs of $2.1 million, partially offset by proceeds of $12.9 million from the exercise of stock options.

Credit Facility.    On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 31, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. There were $225.0 million in outstanding borrowings under the credit facility at December 31, 2011. There were no outstanding borrowings under the former credit facility at December 31, 2011. The highest outstanding daily balance during 2011 was $241.0 million with a low amount of zero outstanding. The company paid additional financing costs of $2.0 million in connection with the amendment of the new credit facility, which, in addition to the remaining balance of the original $1.0 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the former credit facility at the time of the amendment for the new credit facility.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. For fiscal 2011, the company borrowed $1,071.1 million in revolving borrowings under the credit facility and repaid $846.1 million in revolving borrowings. On December 31, 2011, the company had $260.3 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $14.7 million for letters of credit.

Term Loan.    On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of December 31, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of December 31, 2011 and January 1, 2011, the amounts outstanding under the term loan were $90.0 million and $114.4 million, respectively.

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

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability and cost.

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

Stock Repurchase Plan.    Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 31, 2011, 37.8 million shares at a cost of $430.8 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $26.6 million purchased during fiscal 2011. There were no stock repurchases during our fourth quarter.

Income Taxes.    Federal and state tax payments totaled $70.6 million, $73.2 million, and $76.5 million during fiscal years 2011, 2010 and 2009, respectively, and were funded with cash flows from operations.

Distributor Arrangements.    The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes generally have terms of up to ten years, and the distributors pay principal and interest weekly. A majority of the independent distributors have the right to require the company to repurchase the territories and trucks, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.8 million and $0.8 million as of December 31, 2011 and January 1, 2011, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor that is to be resold, the company operates the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $117.1 million and $105.4 million as of December 31, 2011 and January 1, 2011, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $12.7 million and $11.9 million as of December 31, 2011 and as of January 1, 2011, respectively, of territories held for sale. The increase was primarily the result of higher turnover for expansion market distributor territories, certain routes that were repurchased for route restructuring, and the territories held for sale from the Tasty acquisition.

A majority of the independent distributors lease trucks through a third-party. In the past we provided third party guarantees for certain truck leases. This is not the company’s policy today. The company has guaranteed, through their respective terms in older arrangements, approximately $0.3 million and $0.6 million in leases at December 31, 2011 and January 1, 2011, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the truck of the former distributor. To accomplish this, the company operates the truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 31, 2011 and January 1, 2011, the company operated 217 and 256 territories with truck leases, respectively. Assuming the company does not resell these territories to new independent distributors, at December 31, 2011 and January 1, 2011, the maximum obligation associated with these truck leases was approximately $8.7 million and $8.0 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains an obligation of the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.    At December 31, 2011 and January 1, 2011, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.    During fiscal 2008, participants in the company’s Executive Deferred Compensation Plan (the “EDCP”) were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares of our common stock equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, in equal installments over up to 60 quarters, or upon separation from service from the company. A total of 11,672 shares were issued during 2011.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2012	2013-2014	2015-2016	2017 and beyond
Contractual Obligations:
Long-term debt	$316,902	$39,843	$52,059	$225,000	$—
Interest payments(1)	5,438	4,306	1,132	—	—
Capital leases	9,272	2,925	5,304	1,043	—
Interest on capital leases	710	362	319	29	—
Non-cancelable operating lease obligations(2)	479,839	46,163	76,487	55,033	302,156
Pension and postretirement contributions and payments(3)	29,369	19,566	2,027	2,156	5,620
Deferred compensation plan obligations(4)	10,220	120	239	308	9,553
Purchase obligations(5)	192,854	192,854	—	—	—

Total contractual cash obligations	$1,144,604	$306,139	$137,567	$283,569	$317,329

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$14,718	$14,718	$—	$—	$—
Truck lease guarantees	320	108	45	167	—

Total commitments	$15,038	$14,826	$45	$167	$—

(1)	Interest payments on our variable rate term loan are based on the actual rate as of December 31, 2011. This includes interest swapped from a floating rate to a fixed rate based on our interest rate swaps under the term loan. The $225.0 million outstanding under our credit facility at December 31, 2011 is not included since payments into and out of the facility change daily.

(2)	Does not include lease payments expected to be incurred in fiscal year 2012 related to distributor vehicles and other short-term operating leases. These are not recorded on the consolidated balance sheet but will be recorded as incurred.

(3)	Includes the estimated company contributions to the pension plans during fiscal 2012 and the expected benefit payments for postretirement plans from fiscal 2012 through fiscal 2021. These future payments are not recorded on the consolidated balance sheet but will be recorded as incurred.

(4)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP. This liability is recorded on the consolidated balance sheet.

(5)	Represents the company’s various ingredient and packaging purchasing agreements. This item is not recorded on the consolidated balance sheet.

(6)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 31, 2011. Such amounts are not recorded on the consolidated balance sheets, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $8.4 million related to uncertain tax positions. Details regarding this liability are presented in Note 19, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K. We expect to sell repurchased distributor territories that we currently operate. If we determined that these territories would not be sold, an additional $8.7 million of future lease payments would become our responsibility. These are not included in the table and will be recorded if they are incurred.

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

New Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued an accounting standard that creates consistency between GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This guidance is effective to the company beginning with the first quarter of our fiscal 2012 and is to be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of reporting units is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance in our fiscal 2012 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. We are still analyzing the potential impact of this guidance on our consolidated financial statements.

In December 2011, the FASB issued guidance to delay the requirement to present reclassification adjustments for other comprehensive income and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, and by component of other comprehensive income. The FASB did not delay the requirements for the presentation of reclassifications out of accumulated other comprehensive income that was in place before the original amendment was issued in June, 2011 and which we early adopted. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements but it will change the presentation of our consolidated financial statements.

Information Regarding Non-GAAP Financial Measures

The company prepares its consolidated financial statements in accordance with GAAP. However, from time to time, the company may present in its public statements, press releases and SEC filings, non-gaap financial measures such as, EBITDA, gross margin excluding depreciation and amortization, and adjusted operating income to measure the performance of the company and its operating divisions.

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

Adjusted EBITDA and adjusted operating income includes costs that we consider important to present to investors. These include, but are not limited to, the costs of closing a plant or costs associated with merger-related activities. We believe that financial information excluding certain GAAP transactions not considered to be part of the ongoing business improves the comparability of earnings results. We believe investors will be able to better understand our earnings results if these transactions are excluded from the results. These non-gaap financial measures are measures of performance not defined by accounting principles generally accepted in the Unites States and should be considered in addition to, not in lieu of, GAAP reported measures.

EBITDA should not be considered an alternative to (a) income from operations or net income (loss) as a measure of operating performance; (b) cash flows provided by operating, investing and financing activities (as determined in accordance with GAAP) as a measure of the company’s ability to meet its cash needs; or (c) any other indicator of performance or liquidity that has been determined in accordance with GAAP. Our method of calculating EBITDA and adjusted EBITDA may differ from the methods used by other companies, and, accordingly, our measure of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

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

Our website has the documents that provide a reconciliation of our net income, the most comparable GAAP financial measure to adjusted EBITDA from continuing operations, a reconciliation of our gross margin excluding depreciation and amortization to GAAP gross margin, a reconciliation of adjusted earnings per share to GAAP earnings per share, a reconciliation of free cash flow to GAAP operating cash flow, adjusted EBITDA to GAAP operating cash flow, and a reconciliation of GAAP operating income to adjusted operating income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forward, futures, swap and option contracts to hedge existing or future exposure to changes in interest rates and commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes. If actual market conditions are less favorable than those anticipated, interest rates and commodity prices could increase significantly, adversely affecting our interest costs and the margins from the sale of our products.

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 31, 2011, the company’s hedge portfolio contained commodity derivatives with a fair value of $(5.7) million. Of this fair value, $(2.5) million is based on quoted market prices and $(3.2) million is based on models and other valuation methods; $(5.5) million and $(0.2) million of this fair value relates to instruments that will be utilized in fiscal 2012 and fiscal 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 31, 2011, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $10.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company has interest rate swaps with initial notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts match the quarterly principal payments on the $150.0 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of December 31, 2011, the fair value of these interest rate swaps was $(3.4) million. All of this fair value is based on valuation models and $(2.6) million and $(0.8) million of this fair value is related to instruments expiring in fiscal 2012 and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of December 31, 2011, a hypothetical ten percent change in interest rates would increase or decrease the fair value of the interest rate swap by $0.1 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase or decrease in payments under the interest rate swap would be substantially offset by increases or decreases in interest expense.

The cash effects of the company’s commodity derivatives are included in the consolidated statement of cash flows as cash flow from operating activities. Please see Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K for additional disclosures on derivative instruments.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

In making its assessment of internal control over financial reporting as of December 31, 2011, management has excluded Tasty because it was acquired by the company in a purchase business combination in May 2011. Tasty’s revenues for fiscal 2011 of $127.2 million represents approximately 4.6% of our consolidated revenue for fiscal 2011. Tasty’s assets, including intangible assets, represent approximately 13.5% of our consolidated assets at December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and committees of the Board of Directors”, “Corporate Governance-Relationships Among Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 22, 2012 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors, which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of

Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Our Chairman of the Board and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 24, 2011 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2011 and Fiscal 2010 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2011 and January 1, 2011.

Consolidated Statements of Income for the fifty-two weeks ended December 31, 2011, January 1, 2011 and January 2, 2010.

Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 31, 2011, January 1, 2011 and January 2, 2010.

Consolidated Statements of Changes in Stockholders’ Equity for the fifty-two weeks ended December 31, 2011, January 1, 2011 and January 2, 2010.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31, 2011, January 1, 2011 and January 2, 2010.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule of the Registrant

Schedule II Valuation and Qualifying Accounts — for the fifty-two weeks ended December 31, 2011, January 1, 2011 and January 2, 2010.

3.	Exhibits. The following documents are filed as exhibits hereto:

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).
*4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc.
4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).
10.1+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.2+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

Exhibit No		Name of Exhibit
10.3+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.4+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.5+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.6+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.7+	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).
10.8+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).
10.10	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).
10.11	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).
10.12	—	First Amendment to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).
10.13+	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
10.14+	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
10.15+	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
10.16+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

Exhibit No		Name of Exhibit
10.17+	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.18+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated August 17, 2011, File No. 1-16247).
*23	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLC.
*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended December 31, 2011.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February, 2012.

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

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board and Chief Executive Officer	February 29, 2012

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	February 29, 2012

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 29, 2012

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 29, 2012

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 29, 2012

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 29, 2012

/s/ AMOS R. MCMULLIAN Amos R. Mcmullian	Director	February 29, 2012

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 29, 2012

/s/ DAVID V. SINGER David V. Singer	Director	February 29, 2012

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 29, 2012

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 29, 2012

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 29, 2012

FLOWERS FOODS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the company changed the manner in which it accounts for its variable interest entity in 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Tasty Baking Company (“Tasty”) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination in May 2011. We have also excluded Tasty from our audit of internal control over financial reporting. Tasty is a wholly-owned subsidiary whose total assets and total revenues represent 13.5% and 4.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/     PricewaterhouseCoopers LLP

Atlanta, Georgia

February 29, 2012

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$7,783	$6,755

Accounts and notes receivable, net (Note 2)	185,603	166,281

Inventories, net:
Raw materials	26,626	20,879
Packaging materials	15,820	12,125
Finished goods	31,650	27,570

	74,096	60,574

Spare parts and supplies	39,624	37,085

Deferred income taxes	36,264	1,095

Other	35,200	41,924

Total current assets	378,570	313,714

Property, Plant and Equipment:
Land	69,958	67,036
Buildings	360,956	329,646
Machinery and equipment	895,026	795,869
Furniture, fixtures and transportation equipment	81,288	69,223
Construction in progress	13,888	22,480

	1,421,116	1,284,254
Less: accumulated depreciation	(735,629)	(679,561)

	685,487	604,693

Notes Receivable	102,322	92,860

Assets Held for Sale — Distributor Routes	12,726	11,924

Other Assets	13,932	5,113

Goodwill	219,730	200,153

Other Intangible Assets, net	141,231	97,032

	$1,553,998	$1,325,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$42,768	$28,432
Accounts payable	115,138	102,068
Other accrued liabilities	110,513	112,272

Total current liabilities	268,419	242,772

Long-Term Debt and Capital Leases	283,406	98,870

Other Liabilities:
Post-retirement/post-employment obligations	155,263	76,086
Deferred income taxes	35,375	66,680
Other	52,567	45,291

Total other liabilities	243,205	188,057

Commitments and Contingencies (Note 20)
Stockholders’ Equity:
Preferred Stock — $100 par value, authorized 100,000 shares and none issued	—	—
Preferred Stock — $.01 par value, authorized 900,000 shares and none issued	—	—
Common Stock — $.001 and $.002 par value, respectively, 500,000,000 authorized shares, 152,488,008 shares and 101,659,924 shares issued, respectively	199	199
Treasury stock 16,506,822 shares and 11,011,494 shares, respectively	(221,246)	(214,683)
Capital in excess of par value	544,065	540,294
Retained earnings	547,997	503,689
Accumulated other comprehensive loss	(112,047)	(33,709)

Total stockholders’ equity	758,968	795,790

Total liabilities and stockholders’ equity	$1,553,998	$1,325,489

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the 52 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(Amounts in thousands, except per share data)
Sales	$2,773,356	$2,573,769	$2,600,849
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,473,201	1,346,790	1,390,183
Selling, distribution and administrative expenses	1,016,491	935,999	926,418
Depreciation and amortization	94,638	85,118	80,928
Gain on acquisition	—	—	(3,013)

Income from operations	189,026	205,862	206,333
Interest expense	10,172	8,164	11,587
Interest income	(13,112)	(12,682)	(13,013)

Income before income taxes	191,966	210,380	207,759
Income tax expense	68,538	73,333	74,047

Net income	123,428	137,047	133,712
Less: net income attributable to noncontrolling interest	—	—	(3,415)

Net income attributable to Flowers Foods, Inc.	$123,428	$137,047	$130,297

Net Income Per Common Share:
Basic:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$0.91	$1.00	$0.94

Weighted average shares outstanding	135,387	137,129	138,300

Diluted:
Net income attributable to Flowers Foods, Inc. common shareholders per share	$0.90	$0.99	$0.94

Weighted average shares outstanding	136,881	138,162	139,100

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the 52 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(Amounts in thousands, except per share data)
Net income attributable to Flowers Foods, Inc.	$123,428	$137,047	$130,297

Other comprehensive income, net of tax:
Pension and postretirement plans:
Prior service cost for the period	—	68	759
Net (loss) gain for the period	(41,117)	(6,070)	6,005
Less amortization of prior service (credit) cost included in net income	(158)	(107)	205
Less amortization of actuarial loss included in net income	1,750	1,303	1,698

Pension and postretirement plans, net of tax	(39,525)	(4,806)	8,667

Derivative instruments:
Net derivatives (loss) gain for the period	(17,851)	27,700	(13,003)
(Gain) loss reclassified to net income	(20,962)	8,069	41,943

Derivative instruments, net of tax	(38,813)	35,769	28,940

Other comprehensive income, net of tax	(78,338)	30,963	37,607

Comprehensive income	$45,090	$168,010	$167,904

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total
	Number of Shares Issued	Par Value				Number of Shares	Cost
	(Amounts in thousands, except share data)
Balances at January 3, 2009	101,659,924	$199	$525,201	$369,397	$(102,279)	(8,913,142)	$(157,799)	$9,335	$644,054
Net income				130,297				3,415	133,712
Derivative instruments, net of tax					28,940				28,940
Pension and postretirement plans, net of tax					8,667				8,667
Comprehensive income
Comprehensive income attributable to noncontrolling interest

Comprehensive income attributable to Flowers Foods, Inc.

Stock repurchases						(1,793,534)	(40,531)		(40,531)
Exercise of stock options			(1,552)			232,024	4,166		2,614
Issuance of performance-contingent restricted stock awards			(4,416)			248,680	4,416		—
Issuance of deferred stock awards			(352)			19,450	352		—
Amortization of share-based compensation awards			11,792						11,792
Income tax benefits related to share-based payments			1,522						1,522
Conversion of deferred compensation (Note 11)			95						95
Issuance of deferred compensation			(146)			6,135	146		—
Distributions from noncontrolling interest to owners								(669)	(669)
Dividends paid — $0.450 per common share				(62,170)					(62,170)

Balances at January 2, 2010	101,659,924	$199	$532,144	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 12)								(12,081)	(12,081)
Net income				137,047					137,047
Derivative instruments, net of tax					35,769				35,769
Pension and postretirement plans, net of tax					(4,806)				(4,806)
Comprehensive income

Stock repurchases						(1,548,771)	(39,184)		(39,184)
Exercise of stock options			(1,202)			486,887	9,086		7,884
Issuance of performance-contingent restricted stock awards			(4,102)			220,640	4,102		—
Issuance of deferred stock awards			(631)			33,920	631		—
Amortization of share-based compensation awards			12,995						12,995
Income tax benefits related to share-based payments			1,022						1,022
Performance-contingent restricted stock awards forfeitures and cancellations			83			(4,425)	(83)		—
Issuance of deferred compensation			(15)			642	15		—
Dividends paid — $0.517 per common share				(70,882)					(70,882)

Balances at January 1, 2011	101,659,924	$199	$540,294	$503,689	$(33,709)	(11,011,494)	$(214,683)	$—	$795,790
Net income				123,428					123,428
Derivative instruments, net of tax					(38,813)				(38,813)
Pension and postretirement plans, net of tax					(39,525)				(39,525)
Comprehensive income

Adjustment for 3 for 2 stock split (Note 14)	50,828,084			(39)		(5,375,912)			(39)
Stock repurchases						(1,155,103)	(26,598)		(26,598)
Exercise of stock options			(2,512)			803,090	15,445		12,933
Issuance of performance-contingent restricted stock awards			(4,213)			216,050	4,213		—
Issuance of deferred stock awards			(1,160)			56,505	1,119		(41)
Amortization of share-based compensation awards			12,982						12,982
Income tax benefits related to share-based payments			2,932						2,932
Performance-contingent restricted stock awards forfeitures and cancellations			961			(51,630)	(961)		—
Issuance of deferred compensation			(219)			11,672	219		—
Contingent acquisition consideration			(5,000)						(5,000)
Dividends paid — $0.583 per common share				(79,081)					(79,081)

Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$—	$758,968

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$123,428	$137,047	$133,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,638	85,118	80,928
Stock-based compensation	13,638	13,678	11,855
Loss (gain) reclassified from accumulated other comprehensive income to net income	(38,038)	8,475	63,026
Gain on acquisition	—	—	(3,013)
Deferred income taxes	(1,700)	3,888	3,307
Provision for inventory obsolescence	765	1,047	498
Allowances for accounts receivable	414	547	2,077
Pension and postretirement plans expense	222	1,842	5,112
Other	(162)	(285)	39
Pension contributions	(12,230)	(909)	(450)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(283)	11,482	(476)
Inventories, net	(6,457)	(936)	(3,525)
Hedging activities, net	(25,874)	39,134	(20,033)
Other assets	(749)	(8,838)	26,875
Accounts payable	(5,187)	7,879	(26,111)
Other accrued liabilities	(8,135)	6,881	(37,812)

Net cash provided by operating activities	134,290	306,050	236,009

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(79,162)	(98,404)	(72,093)
Repurchase of distributor territories	(14,581)	(10,843)	(12,436)
Proceeds from notes receivable	12,629	12,514	12,126
Acquisition of businesses, net of cash acquired	(164,485)	—	(24,565)
Contingent acquisition consideration payments	(5,000)	—	—
Deconsolidation of variable interest entity (Note 12)	—	(8,804)	—
Proceeds from sale of property, plant and equipment	12,104	1,075	6,919
Other	556	165	440

Net cash disbursed for investing activities	(237,939)	(104,297)	(89,609)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(79,081)	(70,882)	(62,170)
Exercise of stock options	12,933	7,884	2,614
Excess windfall tax benefit related to stock awards	3,073	977	1,386
Payment of financing fees	(2,108)	—	—
Stock repurchases	(26,598)	(39,184)	(40,531)
Change in book overdraft	521	(1,432)	(7,735)
Proceeds from debt borrowings	1,071,100	418,500	848,326
Debt and capital lease obligation payments	(875,083)	(529,809)	(888,637)
Other	(80)	—	(669)

Net cash provided by (disbursed for) financing activities	104,677	(213,946)	(147,416)

Net increase (decrease) in cash and cash equivalents	1,028	(12,193)	(1,016)
Cash and cash equivalents at beginning of period	6,755	18,948	19,964

Cash and cash equivalents at end of period	$7,783	$6,755	$18,948

Schedule of non cash investing and financing activities:
(Issuance) conversion of deferred compensation to common stock equivalent units	$(219)	$(15)	$95
Capital and right-to-use lease obligations	$1,404	$13,332	$4,362
Deconsolidation of VIE capital leases	$—	$(26,389)	$—
Issuance of notes receivable	$833	$171	$107
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,588	$7,470	$11,275
Income taxes paid, net of refunds of $430, $623 and $1,167, respectively	$70,122	$72,554	$75,310

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD segment”) and warehouse delivery segment (“warehouse segment”). The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in the Northeast, California and Nevada primarily through its DSD system. The warehouse segment produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

Stock split.    On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split. The company revised certain historical amounts when it recorded the 3-for-2 stock split. The amounts were immaterial and reclassified within stockholders’ equity between par value and capital in excess of par for all periods presented.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities.    In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIE”). The new accounting guidance caused a change in our accounting policy effective January 3, 2010. Generally, the new qualitative approach replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE. The qualitative approach is focused on identifying which company has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. As a result of applying this qualitative analysis, effective January 3, 2010, the company is no longer required to consolidate the VIE that delivers a significant portion of its fresh bakery products from the company’s production facilities to outlying distribution centers under a transportation agreement. The company elected the prospective method to deconsolidate the VIE.

The company acquired Tasty Baking Company (“Tasty”) on May 20, 2011. This acquisition is disclosed in Note 7, Acquisitions. As part of the Tasty acquisition the incorporated independent distributors (“IDs”) who deliver Tastykake products qualify as VIEs. The IDs qualify as VIEs primarily because Tasty (and now the company) finances the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories or (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. See Note 12, Variable Interest Entity, for additional disclosure.

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2011, fiscal 2010 and fiscal 2009 consisted of 52 weeks. Fiscal 2012 will consist of 52 weeks.

Revenue Recognition.    The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage. Estimates for customer rebates assume that customers will meet the required quantities to qualify for payment and are recorded as a reduction to gross sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our proportion of the estimated advertising cost of the underlying program. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2011, 2010 and 2009, the company recorded $821.0 million, $744.7 million and $674.9 million, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities deliver our products to independent distributors, who deliver our products to outlets of retail accounts that are within the distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). No revenue is recognized by the company upon delivery of our products by the company to the distributor or upon delivery of our products by the distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 31, 2011 and January 1, 2011 was $5.0 million and $4.2 million, respectively.

A distributor performs a physical inventory of our products at each PBS Outlet weekly and reports the results to the company. The inventory data submitted by the distributor for each PBS Outlet is compared with the product delivery data. Product delivered to a PBS Outlet that is not recorded in the inventory data has been purchased by the consumer/customer of the PBS Outlet and is recorded as sales revenue by the company.

The company repurchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable of up to ten years is recorded for the sales price of the territory (for those situations when the company provides direct financing to the distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable (i.e., the sales price) and the territory’s carrying value is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers its distributor activity a cost of distribution. Since the distributor has the right to require the company to repurchase the territory at the original purchase price within the first six-month period following the date of sale, no gain is recorded on the sale of the territory until after the six-month period is completed. Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining term of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The deferred gains were $16.9 million at both December 31, 2011 and January 1, 2011. The company recorded net gains of $2.4 million during fiscal 2011, $4.2 million during fiscal 2010 and $3.9 million during fiscal 2009 related to the sale of territories as a component of selling, distribution and administrative expenses.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.    Accounts receivable consists of trade receivables, current portions of distributor notes receivable and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for trade receivables, distributor notes receivable, and miscellaneous receivables. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2011	$522	$414	$765	$171
Fiscal 2010	$469	$547	$494	$522
Fiscal 2009	$378	$2,077	$1,986	$469

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2011, 2010 and 2009 accounted for 45.6%, 46.5% and 46.0% of sales, respectively. Our largest customer, Walmart/Sam’s Club, percent of sales for fiscal years 2011, 2010 and 2009 were as follows:

	Percent of Sales
	DSD	Warehouse Delivery	Total
Fiscal 2011	17.8%	3.8%	21.6%
Fiscal 2010	18.2%	3.6%	21.8%
Fiscal 2009	18.1%	2.9%	21.0%

Inventories.    Inventories at December 31, 2011 and January 1, 2011 are valued at lower of cost or market. Costs for raw materials and packaging are at moving average cost. Finished goods inventories are based on standard costs which approximate average costs. The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the consolidated statements of income. For fiscal years 2011, 2010, and 2009, shipping costs were $630.1 million, $577.3 million, and $578.0 million, respectively, including delivery fees paid to independent distributors.

Spare Parts and Supplies.    The company maintains inventories of spare parts and supplies, which are used for repairs and maintenance of its machinery and equipment. These spare parts and supplies allow the company to react quickly in the event of a mechanical breakdown. These parts are valued using the moving average method and are expensed as the part is used. Periodic physical inventories of the parts are performed, and the value of the parts is adjusted for any obsolescence or difference from the physical inventory count.

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $11.6 million and $13.4 million at December 31, 2011 and January 1, 2011, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $3.4 million and $3.3 million at December 31, 2011 and January 1, 2011, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2011, 2010 and 2009 was $87.5 million, $79.1 million and $75.1 million, respectively. The company recorded an immaterial amount of capitalized interest during fiscal 2011, 2010 and 2009. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal years 2011, 2010 or 2009. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present. See Note 6, Goodwill and Other Intangible Assets, for additional disclosure.

Impairment of Long-Lived Assets.    The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairment charges during fiscal 2011, 2010 or 2009.

Derivative Financial Instruments.    The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value upon internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. See Note 8, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 14, Stockholders’ Equity, for additional disclosure

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $16.8 million, $14.4 million and $11.3 million for fiscal years 2011, 2010 and 2009, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our consolidated statements of income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. See Note 15, Stock-Based Compensation, for additional disclosure.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $6.4 million and $6.2 million at December 31, 2011 and January 1, 2011, respectively. Amortization expense of capitalized software development costs, which is included in depreciation expense in the consolidated statements of income, was $1.4 million, $1.7 million and $1.1 million in fiscal years 2011, 2010 and 2009, respectively.

Income Taxes.    The company accounts for income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying consolidated statement of operations. See Note 19, Income Taxes, for additional disclosure.

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

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. Our nonvested performance contingent restricted stock awards granted prior to the February 9, 2010 grant are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. As a result, we computed basic earnings per common share under the two-class method for those awards. The performance contingent restricted stock awards granted on and after February 9, 2010 do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. See Note 17, Earnings Per Share, for additional disclosure.

Pension Obligations.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan.

The company determines the fair value of substantially all its plans assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 18, Postretirement Plans, for additional disclosure.

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

Other Comprehensive Income.    The company elected to early adopt guidance issued in June 2011 that requires it to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The company elected to report our comprehensive income in two separate but consecutive financial statements. Other requirements in this guidance include the presentation of reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In December 2011, the FASB issued guidance to delay the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the fact of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The FASB did not delay the requirements for the presentation of reclassifications out of accumulated other comprehensive income that was in place before the original amendment was issued in June 2011 and which we early adopted. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, which the company chose to do. The adoption of this guidance did not have a material

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the company’s consolidated financial statements but it did change the presentation of its consolidated financial statements. See Note 16, Accumulated Other Comprehensive Income (Loss), for additional disclosure.

Note 3.	New Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued an accounting standard that creates consistency between GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This guidance is effective to the company beginning with the first quarter of our fiscal 2012 and is to be applied prospectively. The company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of reporting units is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The company does not expect the adoption of this guidance in our fiscal 2012 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements.

In December 2011, the FASB issued guidance to delay the requirement to present reclassification adjustments for other comprehensive income and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, and by component of other comprehensive income. The FASB did not delay the requirements for the presentation of reclassifications out of accumulated other comprehensive income that was in place before the original amendment was issued in June, 2011 and which we early adopted. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements but it will change the presentation of our consolidated financial statements.

Note 4.	Notes Receivable

The company provides direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed for up to ten years. During fiscal years 2011, 2010 and 2009, $13.1 million, $12.7 million and $12.9 million, respectively, were recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Tasty sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. As of December 31, 2011, the company had $9.0 million interest-bearing notes receivable (based on Treasury or LIBOR yields plus a spread) from independent distributors from the Tasty acquisition. Interest income of $0.4 million was recorded for these notes receivable during 2011. Additional details are included in Note 13, Fair Value of Financial Instruments.

Note 5.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor at a multiple of average weekly branded sales, and this value is charged to earnings. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 31, 2011 and January 1, 2011, territories recorded as assets held for sale were $12.7 million and $11.9 million, respectively. The company held and operated approximately 240 and 300 such independent distributor territories held for sale at December 31, 2011 and January 1, 2011, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment as required.

Territories held for sale and operated by the company are sold to independent distributors at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor within the six-month period following the date of sale. The company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2010 and fiscal 2011, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of January 2, 2010	$194,581	$7,101	$201,682
Adjustment for deconsolidation of VIE (Note 12)	(1,529)	—	(1,529)

Balance as of January 1, 2011	$193,052	$7,101	$200,153
Increase in goodwill related to acquisition (Note 7)	19,577	—	19,577

Balance as of December 31, 2011	$212,629	$7,101	$219,730

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and January 1, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 31, 2011			January 1, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$6,790	$64,887	$35,268	$4,687	$30,581
Customer relationships	88,921	18,162	70,759	75,434	13,675	61,759
Non-compete agreements	1,874	1,397	477	1,874	1,353	521
Distributor relationships	4,123	649	3,474	2,600	413	2,187
Supplier agreements	1,050	916	134	1,050	566	484

Total	$167,645	$27,914	$139,731	$116,226	$20,694	$95,532

There is an additional $1.5 million of indefinite life intangible assets separately identified from goodwill, as discussed in Note 7, Acquisitions.

Net amortization expense for fiscal 2011, 2010, and 2009 was as follows (amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Total	$7,176	$6,004	$5,879

Estimated amortization of intangibles for 2012 and the next four years thereafter is as follows (amounts in thousands):

Amortization of Intangibles
2012	$7,702
2013	$7,471
2014	$7,331
2015	$7,138
2016	$7,041

Note 7.	Acquisitions

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States with an extensive line of Tastykake branded snacks. The results of Tasty’s operations are included in the company’s consolidated financial statements as of May 20, 2011 and are included in the company’s DSD operating segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the Tastykake brand increased our position in the branded snack cake category.

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

The company incurred $6.2 million of acquisition-related costs during 2011. These expenses are included in selling, distribution and administrative expense in the company’s consolidated statement of income.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Total tender, acquisition consideration, debt cash payments and change in control payments	$172,109

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$44,160
Inventories	7,830
Property, plant, and equipment	99,796
Identifiable intangible assets	51,419
Deferred income taxes	15,516
Financial liabilities	(66,189)

Net recognized amounts of identifiable assets acquired	$152,532

Goodwill	$19,577

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization years):

	Amount	Weighted average Amortization years
Trademarks	$36,409	40.0
Customer relationships	13,487	25.0
Distributor relationships	1,523	15.0

	$51,419	35.3

Goodwill of $19.6 million was allocated to the DSD segment. The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, distribute Tastykake products throughout our distribution network and Nature’s Own products throughout the legacy Tasty markets. None of the intangible assets, including goodwill, are deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due is $20.2 million, of which $2.9 million is expected to be uncollectible.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tasty contributed revenues of $127.2 million and income from operations of $3.0 million for fiscal 2011. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2010 (amounts in thousands, except per share data):

	For the 52 weeks ended
	December 31, 2011	January 1, 2011
Sales:
As reported	$2,773,356	$2,573,769
Pro forma	$2,866,650	$2,783,120
Net income:
As reported	$123,428	$137,047
Pro forma	$122,837	$137,113
Basic net income per common share:
As reported	$0.91	$1.00
Pro forma	$0.91	$1.00
Diluted net income per common share:
As reported	$0.90	$0.99
Pro forma	$0.90	$0.99

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets have been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisition with our credit facility and to conform Tasty’s revenue recognition policies to ours. The pro forma results also reflect adjustments for our acquisition costs of $6.2 million for fiscal 2011. Certain non-operating costs were removed from the Tasty results in the 2010 pro forma net income. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Derivative Financial Instruments

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

Level 1:    Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets

Level 2:    Modeled fair value with model inputs that are all observable market values

Level 3:    Modeled fair value with at least one model input that is not an observable market value

Commodity Price Risk

The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity used for production.

As of December 31, 2011, the company’s commodity hedge portfolio contained derivatives with a fair value of $(5.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other long-term	$0.1	$—	$—	$0.1

Total	0.1	—	—	0.1

Liabilities:
Other current	(2.6)	(2.9)	—	(5.5)
Other long-term	—	(0.3)	—	(0.3)

Total	(2.6)	(3.2)	—	(5.8)

Net Fair Value	$(2.5)	$(3.2)	$—	$(5.7)

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2013. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at December 31, 2011 qualified for hedge accounting. During fiscal years 2011, 2010 and 2009 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in fair value of these instruments.

Interest Rate Risk

The company entered into interest rate swaps with initial notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million variable rate term loan entered into on August 1, 2008.

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

As of December 31, 2011, the fair value of the interest rate swaps was $(3.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(2.6)	$—	$(2.6)
Other long-term	—	(0.8)	—	(0.8)

Total	—	(3.4)	—	(3.4)

Net Fair Value	$—	$(3.4)	$—	$(3.4)

As of January 1, 2011, the fair value of the interest rate swaps was $(6.5) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(3.8)	$—	$(3.8)
Other long-term	—	(2.7)	—	(2.7)

Total	—	(6.5)	—	(6.5)

Net Fair Value	$—	$(6.5)	$—	$(6.5)

During 2011, 2010 and 2009, interest expense of $4.0 million, $4.6 million and $5.2 million, respectively, was recognized due to periodic settlements of the swaps.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company had the following derivative instruments recorded on the consolidated balance sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

Derivatives Designated as Hedging Instruments	Derivative Assets				Derivative Liabilities
	December 31, 2011		January 1, 2011		December 31, 2011		January 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$2,639	Other current liabilities	$3,789
Interest rate contracts	—	—	—	—	Other long term liabilities	765	Other long term liabilities	2,684
Commodity contracts	Other current assets	—	Other current assets	22,380	Other current liabilities	5,439	Other current liabilities	2,032
Commodity contracts	Other long term assets	61	Other long term assets	—	Other long term liabilities	278	Other long term liabilities	371

Total		$61		$22,380		$9,121		$8,876

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in accumulated other comprehensive income (“AOCI”), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	For the 52 Weeks Ended December 31, 2011	For the 52 Weeks Ended January 1, 2011	For the 52 Weeks Ended January 2, 2010
Interest rate contracts	$(547)	$(2,684)	$(1,512)
Commodity contracts	(17,304)	30,384	(11,491)

Total	$(17,851)	$27,700	$(13,003)

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	For the 52 Weeks Ended December 31, 2011	For the 52 Weeks Ended January 1, 2011	For the 52 Weeks Ended January 2, 2010	Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	$2,431	$2,857	$3,182	Interest expense (income) Selling, distribution and administrative expenses Production costs(1)
Commodity contracts	—	—	(1,475)
Commodity contracts	(23,393)	5,212	40,236

Total	$(20,962)	$8,069	$41,943

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing, Net of tax)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing, Net of tax)
Derivatives in Cash Flow Hedging Relationships	For the 52 Weeks Ended December 31, 2011	For the 52 Weeks Ended January 1, 2011	For the 52 Weeks Ended January 2, 2010
Interest rate contracts	$—	$—	$—	Selling, distribution and administrative expenses
Commodity contracts	—	—	(698)	Selling, distribution and administrative expenses

Total	$—	$—	$(698)

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at December 31, 2011:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$9.4	$(0.0)	$9.4
Expiring in 2012	3.3	1.6	4.9
Expiring in 2013	0.1	0.5	0.6

Total	$12.8	$2.1	$14.9

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During 2011 and 2010 there were no discontinued hedge positions.

As of December 31, 2011, the company had entered into the following financial contracts to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)
Interest rate contracts	$90.0
Wheat contracts	80.3
Soybean oil contracts	22.7
Natural gas contracts	8.8

Total	$201.8

The company’s derivative instruments contained no credit-risk-related contingent features at December 31, 2011. As of December 31, 2011, the company had $11.8 million recorded in other current assets, and on January 1, 2011, the company had $11.5 million recorded in other accrued liabilities representing collateral from or with counterparties for hedged positions.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Other Current Assets

Other current assets consist of:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Prepaid assets	$13,028	$11,139
Collateral to counterparties for derivative positions	11,842	—
Fair value of derivative instruments	—	22,380
Income taxes receivable	9,852	7,622
Other	478	783

Total	$35,200	$41,924

Note 10.	Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Employee compensation	$55,910	$50,015
Fair value of derivative instruments	8,078	5,821
Insurance	20,125	20,036
Collateral from counterparties for derivative positions	—	11,524
Other	26,400	24,876

Total	$110,513	$112,272

Note 11.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at December 31, 2011 and January 1, 2011:

	Interest Rate at December 31, 2011	Final Maturity	December 31, 2011	January 1, 2011
			(Amounts in thousands)
Unsecured credit facility	2.09%	2016	$225,000	$—
Unsecured term loan	5.25%	2013	90,000	114,375
Capital lease obligations	5.09%	2016	9,272	10,541
Other notes payable	5.62%	2014	1,902	2,386

			326,174	127,302
Due within one year			42,768	28,432

Due after one year			$283,406	$98,870

On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which had been previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio.

Interest on the new credit facility is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.30% to 1.25% for base rate loans and from 1.30% to 2.25% for Eurodollar loans. In addition, a facility fee ranging from 0.20% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $2.0 million in connection with the amendment of the credit facility, which, in addition to the remaining balance of the original $1.0 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the former credit facility at the time of the amendment for the new credit facility. There were $225.0 million in outstanding borrowings under the new credit facility at December 31, 2011, approximately $166.7 million of which was utilized for the Tasty acquisition.

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

As of December 31, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under its former and new credit facilities.

On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2011 and January 1, 2011, the company was in compliance with all restrictive financial covenants under the term loan.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Book overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to book overdrafts is shown as a financing activity in our consolidated statements of cash flows. Book overdrafts are included in other current liabilities on our consolidated balance sheets. As of December 31, 2011 and January 1, 2011, the book overdraft balance was $10.2 million and $9.7 million, respectively.

In the past we provided third party guarantees for certain truck leases. This is not the company’s policy today. The company has guaranteed, through their respective terms in older arrangements, approximately $0.3 million and $0.6 million in leases at December 31, 2011 and January 1, 2011, respectively, that certain independent distributors have entered into with third party financial institutions related to distribution vehicle financing. In the ordinary course of business, when an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, generally operates the territory until it is resold. The company uses the former independent distributor’s vehicle to operate these territories and makes the lease payments to the third party financial institution in place of the former distributor. These payments are recorded as selling, distribution and administrative expenses and amounted to $4.7 million, $3.7 million and $2.6 million for fiscal years 2011, 2010 and 2009, respectively. Assuming the company does not resell the territories to new independent distributors, the maximum obligation for the vehicles being used by the company at December 31, 2011 and January 1, 2011, was approximately $8.7 million and $8.0 million, respectively. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors. Therefore, no liability is recorded on the consolidated balance sheets at December 31, 2011 and January 1, 2011 related to this potential obligation.

The company also had standby letters of credit (“LOCs”) outstanding of $14.7 million and $4.8 million at December 31, 2011 and January 1, 2011, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of buildings, machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of December 31, 2011, are as follows (amounts in thousands):

2012	$42,768
2013	54,399
2014	2,964
2015	584
2016	225,459
2017 and thereafter	—

Total	$326,174

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 24 years. The property and equipment includes distribution facilities and thrift store locations and equipment including production, sales and distribution and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis unless another basis is more representative of the time pattern for the leased equipment, in which case that basis is used. The capital leases are primarily used for distribution vehicle financing. Future minimum lease payments under scheduled leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)
2012	$3,287	$46,163
2013	2,776	41,081
2014	2,847	35,406
2015	605	29,786
2016	467	25,247
2017 and thereafter	—	302,156

Total minimum payments	9,982	$479,839

Amount representing interest	710

Obligations under capital leases	9,272
Obligations due within one year	2,925

Long-term obligations under capital leases	$6,347

Rent expense for all operating leases amounted to $70.2 million for fiscal 2011, $62.9 million for fiscal 2010 and $59.3 million for fiscal 2009.

In September 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “Master Lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the Master Lease, on behalf of the lessor, the company may either develop distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases each have a term of 22 years following the completion of either the construction period or completion of the sale and lease-back. The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The Master Lease does not include financial covenants. During fiscal years 2011, 2010 and 2009, the company did not enter into any additional operating lease commitments under the Master Lease.

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

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at December 31, 2011 and January 1, 2011 was $10.2 million and $8.6 million, respectively.

During the fourth quarter of fiscal 2008, participants in the company’s EDCP were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, equally up to 60 quarters, or at separation from service from the company. This non-cash transaction reduced other long-term liabilities and increased additional paid in capital by $0.1 million during fiscal 2009.

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

No material guarantees or indemnifications have been entered into by the company through December 31, 2011.

Note 12.	Variable Interest Entity

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 31, 2011 and January 1, 2011, there was $7.9 million and $9.7 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

As part of the Tasty acquisition the incorporated independent distributors (“IDs”) who deliver Tastykake products also qualify as VIEs. The IDs qualify as VIEs primarily because Tasty (and now the company) finances the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

Following is the effect of the VIE during fiscal year 2009 that was deconsolidated at the beginning of fiscal 2010 as discussed above:

	Fiscal 2009
	VIE	% of Total
	(Dollars in thousands)
Assets	$39,606	2.9%
Sales	$12,370	0.5%
Income before income taxes	$3,415	1.6%

As of January 2, 2010, the assets consisted primarily of $27.5 million of transportation equipment recorded as capital lease obligations.

Note 13.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 4,250 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The Tasty sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest based on Treasury or LIBOR yields plus a spread. The fair value of the company’s long-term debt at December 31, 2011 approximates the recorded value.

For fair value disclosure information about our derivative assets and liabilities see Note 8, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 18, Postretirement Plans.

At December 31, 2011 and January 1, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	December 31, 2011	January 1, 2011
Distributor notes receivable	$117,058	$105,396
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,736	12,536

Long-term portion of distributor notes receivable	$102,322	$92,860

At December 31, 2011 and January 1, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

Note 14.	Stockholders’ Equity

Flowers Foods’ articles of incorporation provide that its authorized capital consist of 500,000,000 shares of common stock having a par value of $0.001 per share and 1,000,000 shares of preferred stock. The preferred stock of which (a) 100,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 900,000 shares of preferred stock, having a par value per share of $0.01, has not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of common stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of common stock into any other securities of the company or any other person.

Preferred Stock

The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Flowers Foods common stock. Although the Board of Directors does not presently intend to do so, it could issue shares of preferred stock, with rights that could adversely affect the voting power and other rights of holders of Flowers Foods common stock without obtaining the approval of Flowers Foods shareholders. In addition, the issuance of preferred shares could delay or prevent a change in control of Flowers Foods without further action by its shareholders.

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on the then-existing business or market conditions and other factors. As of December 31, 2011, 37.8 million shares at a cost of $430.8 million have been purchased under this plan. Included in these amounts are 1.5 million shares at a cost of $26.6 million purchased during fiscal 2011.

Dividends

During fiscal years 2011, 2010 and 2009, the company paid dividends of $79.1 million, or $0.583 per share, $70.9 million, or $0.517 per share, and $62.2 million, or $0.450 per share, respectively.

Stock split.

On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split. The company revised certain historical amounts when it recorded the 3-for-2 stock split. The amounts were immaterial and reclassified within stockholders’ equity between par value and capital in excess of par.

Note 15.	Stock-Based Compensation

Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. The company’s officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 27,937,500 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2009. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	2,142	1,703	1,490
Exercise price($)	16.31	16.67	15.89
Vesting date	2/10/2014	2/9/2013	2/9/2012
Fair value per share($)	3.47	3.69	3.91
Dividend yield(%)(1)	3.00	3.00	2.20
Expected volatility(%)(2)	29.20	30.60	31.80
Risk-free interest rate(%)(3)	2.44	2.35	2.00
Expected option life (years)(4)	5.00	5.00	5.00
Outstanding at December 31, 2011	2,114	1,654	1,447

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2011, 2010 and 2009 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110, as the company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for fiscal years 2011, 2010 and 2009 pursuant to the EPIP is set forth below:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Amounts in thousands, except price data)
Outstanding at beginning of year	6,547	$14.66	5,602	$13.56	4,463	$12.31
Granted	2,142	$16.31	1,703	$16.67	1,490	$15.89
Exercised	(1,165)	$11.10	(731)	$10.79	(348)	$7.36
Forfeitures	(101)	$16.30	(27)	$16.38	(3)	$12.45

Outstanding at end of year	7,423	$15.67	6,547	$14.66	5,602	$13.56

Exercisable at end of year	2,258		2,109		1,604

Weighted average fair value of options granted during the year	$3.47		$3.69		$3.91

As of December 31, 2011, options outstanding under the EPIP had an average exercise price of $15.67, a weighted average remaining contractual life of 4.37 years, and an aggregate intrinsic value of $24.5 million.

As of December 31, 2011, there was $5.4 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.70 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2011, 2010 and 2009 are set forth below (amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cash received from option exercises	$12,933	$7,884	$2,614
Cash tax windfall benefit, net	$3,037	$683	$909
Intrinsic value of stock options exercised	$11,632	$4,409	$2,948

Performance-Contingent Restricted Stock

Certain key employees have been granted performance-contingent restricted stock. The 2009 and 2010 awards generally vest two years from the date of grant (after filing of the company’s Annual Report on Form 10-K) and the 2009 award performance condition required the “return on invested capital” to exceed the “weighted average cost of capital” by 2.5% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. The 2010 and 2011 awards require the ROI Target to be 3.75% over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. Furthermore, each grant of performance-contingent restricted stock will be adjusted as set forth below:

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

In connection with the vesting during February 2011 of the performance-contingent restricted stock granted in February 2009, during the applicable measurement period, the Company TSR rank was less than the 50th percentile and the grant was reduced by 20% of the award or 60,240 common shares. A total of 241,680 common shares were issued to plan participants for this award. Because the company achieved the ROI Target, the cost of the award was not reversed. The award that vested during February 2010 was increased by 20% or 62,985 common shares because the company exceeded the S&P TSR by the maximum amount. A total of 377,910 common shares were issued to plan participants for this award.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, upon retirement at age 65 or later, the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights on the performance-contingent shares issued after February 2009. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest but will not exceed 100% of the award. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder returns. The inputs are based on historical capital market data.

Grant date	2/10/2011	2/9/2010	2/9/2009
Shares granted	324	268	306
Vesting date	2/10/2013	2/9/2012	2/9/2011
Fair value per share	$15.93	$17.59	$16.64

The performance-contingent restricted stock activity for fiscal years 2011, 2010 and 2009 is set forth below:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	568	$17.08	621	$17.34	648	$15.95
Initial grant	324	$15.93	268	$17.59	306	$16.64
Supplemental grant for exceeding the S&P TSR	—	—	63	$18.02	—	—
Vested	(242)	$16.64	(378)	$15.02	(333)	$13.99
Grant reduction for not achieving the S&P TSR	(60)	$16.64	—	$—	—	$—
Forfeitures	(14)	$16.82	(6)	$17.25	—	$—

Balance at end of year	576	$16.67	568	$17.08	621	$17.34

As of December 31, 2011, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.03 years. The fair value of performance-contingent restricted share awards that vested during fiscal 2011 was $3.4 million.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2011 an aggregate of 25,440 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During fiscal 2011 a total of 32,025 shares were exercised for non-employee director retainer conversions.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2011, non-employee directors were granted an aggregate of 50,400 shares of deferred stock. The deferred stock will be distributed (along with accumulated dividends) to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2011 a total of 52,732 shares were exercised for deferred shares issued under the fiscal 2010 grant.

The deferred stock activity for fiscal years 2011, 2010, and 2009 is set forth below:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	240	$15.11	195	$14.60	152	$15.53
Issued	76	$19.35	96	$15.41	72	$13.39
Exercised	(85)	$15.31	(51)	$13.71	(29)	$16.48

Balance at end of year	231	$16.43	240	$15.11	195	$14.60

Outstanding vested at end of year	128	$15.11	124	$15.00	104	$15.46

Outstanding unvested at end of year	103	$18.07	116	$15.23	91	$13.61

Shares vesting during the year	70	$15.73	71	$13.39	118	$15.83

As of December 31, 2011, there was $0.6 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.62 years. The intrinsic value of deferred stock awards that vested during fiscal 2011 was $1.3 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at the measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at December 31, 2011 and January 1, 2011 was $2.3 million and $4.2 million, respectively, and is recorded in other long-term liabilities. During the fiscal year ended January 2, 2010, the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 are paid out at the time dividends are paid to other common shareholders.

The fair value of the rights at December 31, 2011 ranged from $7.07 to $18.14. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at December 31, 2011: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 0.83%; and expected life of 0.45 years to 2.20 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights activity for fiscal years 2011, 2010, and 2009 is set forth below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands, except price data)
Balance at beginning of year	348	348	348
Rights exercised	(161)	—	—

Balance at end of year	187	348	348

Weighted average — grant date fair value	$11.02	$7.42	$7.42

The following table summarizes the company’s stock based compensation expense for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Stock options	$6,803	$6,931	$5,070
Restricted stock	4,700	4,727	5,359
Stock appreciation rights	656	683	63
Deferred stock	1,479	1,337	1,363

Total stock based compensation	$13,638	$13,678	$11,855

Note 16.	Accumulated Other Comprehensive Income (Loss)

The company had other comprehensive income (loss) resulting from its accounting for derivative financial instruments and its defined benefit pension plans and postretirement benefit plans. Total comprehensive income (loss), determined as net income adjusted by other comprehensive income (loss), was $45.1 million, $168.0 million and $167.9 million for fiscal years 2011, 2010 and 2009, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2011, 2010 and 2009, changes to accumulated other comprehensive income (loss), net of income tax, were as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Accumulated other comprehensive (loss) income, beginning balance	$(33,709)	$(64,672)	$(102,279)
Derivative instruments transactions:
Net deferred (losses) gains on closed contracts, net of income tax of $(2,488), $8,103 and $(15,847), respectively	(3,974)	12,968	(25,314)
Reclassified to earnings (materials, labor and other production costs), net of income tax of $(13,123), $5,051 and $26,257, respectively	(20,962)	8,069	41,943
Effective portion of change in fair value of hedging instruments, net of income tax of $(8,687), $9,223 and $7,707, respectively	(13,877)	14,732	12,311
Pension and postretirement plans transactions:
Prior service cost for the period, net of income tax of $0, $41 and $475	—	68	759
Net (loss) gain for the period, net of income tax of $(25,740), $(3,799) and $3,760, respectively	(41,117)	(6,070)	6,005
Amortization of actuarial loss, net of income tax of $1,099, $815 and $1,063, respectively	1,750	1,303	1,698
Amortization of prior service (credits) and costs, net of income tax of $(99), $(67) and $128, respectively	(158)	(107)	205

Accumulated other comprehensive loss, ending balance	$(112,047)	$(33,709)	$(64,672)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. See Note 8, Derivative Financial Instruments, for the details of the reclassified transactions.

The balance of accumulated other comprehensive income (loss) consists of the following:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Commodity derivatives designated as cash flow hedges	$(12,825)	$27,872
Interest rate swaps designated as cash flow hedges	(2,083)	(3,967)
Pension and postretirement plan net actuarial loss	(97,648)	(58,281)
Pension and postretirement plan prior service credit	509	667

Total	$(112,047)	$(33,709)

Note 17.	Earnings Per Share

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of net income attributable to Flowers Foods, Inc. and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2011, 2010 and 2009 (amounts in thousands, except per share data):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net income attributable to Flowers Foods, Inc.	$123,428	$137,047	$130,297

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	135,343	136,796	137,680
Weighted average shares outstanding for participating securities	44	333	620

Basic weighted average shares outstanding per common share	135,387	137,129	138,300

Basic earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.91	$1.00	$0.94

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	135,387	137,129	138,300
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,494	1,033	800

Diluted weighted average shares outstanding per common share	136,881	138,162	139,100

Diluted earnings per common share attributable to Flowers Foods, Inc. common shareholders	$0.90	$0.99	$0.94

The following shares were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Shares excluded from the diluted earnings per share computation	—	1,693	2,762

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Postretirement Plans

For 2011, the company used a measurement date of December 31, 2011.

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 31, 2011 as compared to accounts at January 1, 2011:

	As of
	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Current benefit liability	$1,335	$1,011
Noncurrent benefit liability	$155,263	$76,086
Accumulated other comprehensive loss, net of tax	$97,139	$57,614

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a qualified defined benefit plan and two non-qualified benefit plans. The purchase accounting liabilities were developed for these plans as of the acquisition date and the 2011 net periodic cost was measured for each plan for the portion of the fiscal year subsequent to the acquisition. The total unfunded liability at acquisition for these plans was $29.0 million. One of the Tasty nonqualified defined benefit plans was terminated and all benefit obligations of the plan were settled effective December 31, 2011. Settlement costs of $0.2 million were recognized during 2011 due to the plan termination.

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under most of the company’s pension plans are frozen. The company continues to maintain a plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2011 and December 31, 2010, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension cost of approximately $1.1 million for fiscal 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Service cost	$478	$388	$312
Interest cost	20,923	18,666	18,667
Expected return on plan assets	(24,712)	(20,663)	(18,935)
Settlement loss	172	—	—
Amortization of actuarial loss	2,725	2,177	2,727

Net periodic pension (income) cost	(414)	568	2,771

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	67,015	11,924	(8,153)
Settlement (loss)	(172)	—	—
Amortization of actuarial gain (loss)	(2,725)	(2,177)	(2,727)

Total recognized in other comprehensive (loss) income	64,118	9,747	(10,880)

Total recognized in net periodic benefit (income) cost and other comprehensive income	$63,704	$10,315	$(8,109)

Actual return (loss) on plan assets for fiscal years 2011, 2010 and 2009 was $0.1 million, $27.0 million and $37.9 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $5.1 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$341,073	$320,040
Service cost	478	388
Interest cost	20,923	18,666
Actuarial loss	42,370	18,273
Acquisitions	89,638	—
Settlements	(768)	—
Benefits paid	(20,921)	(16,294)

Benefit obligation at end of year	$472,793	$341,073

Change in plan assets:
Fair value of plan assets at beginning of year	$277,800	$266,173
Actual (loss) return on plan assets	67	27,012
Employer contribution	13,314	909
Acquisitions	60,593	—
Settlements	(768)	—
Benefits paid	(20,921)	(16,294)

Fair value of plan assets at end of year	$330,085	$277,800

Funded status, end of year:
Fair value of plan assets	$330,085	$277,800
Benefit obligations	472,793	341,073

Funded status and amount recognized at end of year	$(142,708)	$(63,273)

Amounts recognized in the balance sheet:
Current liability	(428)	—
Noncurrent liability	(142,280)	(63,273)

Amount recognized at end of year	$(142,708)	$(63,273)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$160,756	$96,638

Accumulated benefit obligation at end of year	$471,673	$340,211

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $472.8 million, $471.7 million, and $330.1 million, respectively, at December 31, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at January 1, 2011 were $341.1 million, $340.2 million and $277.8 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2011		Fiscal 2010	Fiscal 2009
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2011		12/31/2010	12/31/2009
Discount rate	4.70%		5.48%	5.98%
Rate of compensation increase	4.00%		3.50%	3.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	1/1/2011		1/1/2010	1/1/2009
Discount rate	5.38	%(1)	5.98%	6.25%
Expected return on plan assets	8.00%		8.00%	8.00%
Rate of compensation increase	3.50%		3.50%	3.50%

(1)	The Tasty pension plans were acquired May 20, 2011. The weighted average discount rate used to determine net (income) cost for these plans was 4.98%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2011, as compared with the average annual return on the plan assets over the last 15 years of approximately 7.3% (net of expenses).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2011 and December 31, 2010, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2011
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$21,755	$—	$—	$21,755
Equity securities:
U.S. companies	94,155	—	—	94,155
International companies	1,489	—	—	1,489
Domestic equity funds(h)	22,557	—	—	22,557
International equity funds(a)(h)	9,631	29,539	—	39,170
Fixed income securities:
Domestic mutual funds(b)(h)	39,473	—	—	39,473
Private equity funds(c)	—	12,721	—	12,721
Real estate(d)	—	—	10,381	10,381
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,413	9,413
Hedged equity funds(f)	—	—	39,099	39,099
Absolute return funds(c)	—	—	39,997	39,997
Other assets and (liabilities)(g)	—	—	(322)	(322)
Accrued income(g)	—	—	197	197

Total	$189,060	$42,260	$98,765	$330,085

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair value of Pension Plan Assets as of December 31, 2010
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$4,930	$—	$—	$4,930
Equity securities:
U.S. companies	111,098	—	—	111,098
International companies	4,475	—	—	4,475
International equity funds(a)	—	35,498	—	35,498
Fixed income securities:
Domestic mutual funds(b)	17,679	—	—	17,679
Private equity funds(c)	—	12,502	—	12,502
Real estate(d)	—	—	8,881	8,881
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,657	9,657
Hedged equity funds(f)	—	—	31,929	31,929
Absolute return funds(c)	—	—	40,110	40,110
Other assets and liabilities(g)	—	—	960	960
Accrued income(g)	—	—	81	81

Total	$138,182	$48,000	$91,618	$277,800

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This class invests primarily in U.S. government issued securities.

(c)	This class invests primarily in absolute return strategy funds.

(d)	This class includes funds that invest primarily in U.S. commercial real estate.

(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This class invests primarily in hedged equity funds.

(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

(h)	There is a pending sale for an asset in this classification.

The following table provides information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2011 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other assets and liabilities and accrued income	Totals
Balance at December 31, 2010	$8,881	$9,657	$31,929	$40,110	$1,041	$91,618
Actual return on plan assets:						—
Total gains or losses (realized and unrealized)	1,137	(370)	565	(113)	—	1,219
Purchases	—	490	22,389	—	—	22,879
Issues	485	—	—	—	—	485
Sales	(122)	(364)	(15,784)	—	—	(16,270)
Settlements	—	—	—	—	(1,166)	(1,166)
Transfers out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2011	$10,381	$9,413	$39,099	$39,997	$(125)	$98,765

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2011 and December 31, 2010, and target asset allocations for fiscal 2012 are as follows:

		Percentage of Plan Assets at the Measurement Date
Asset Category	Target Allocation 2012
		2011	2010
Equity securities	40-60%	51.7	53.4
Fixed income securities	10-40%	10.1	9.4
Real estate	0-25%	4.3	3.5
Other diversifying strategies(1)	0-40%	33.7	31.8
Short term investments and cash	0-25%	0.2	1.9
Other	0%	0.0	0.0

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,020,242 shares and 2,020,242 shares of the company’s common stock in the amount of $38.3 million and $36.2 million (11.6% and 13.0% of total plan assets) as of December 31, 2011 and December 31, 2010, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)
2009	$450	$—
2010	$461	$448
2011	$7,983	$5,331

All contributions are made in cash. The required contributions made during fiscal 2011 include $6.9 million to qualified plans and $1.1 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $5.3 million made to qualified plans during fiscal 2011 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During 2012, the company expects to contribute $18.2 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company elected to use asset smoothing beginning with the 2009 plan year. As a result, contributions may be deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The effective date of the final regulations is for plan years beginning on or after January 1, 2010. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations.

Benefit Payments

The following are benefits paid under the plans during fiscal years 2011, 2010 and 2009 and expected to be paid from fiscal 2012 through fiscal 2021. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets.

Pension Benefits
(Amounts in thousands)
2009	$15,725
2010	$16,294
2011	$20,921
Estimated Future Payments:
2012	$24,631
2013	$25,110
2014	$25,399
2015	$25,817
2016	$26,391
2017 – 2021	$139,676

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

On August 4, 2008 the company assumed sponsorship of a medical and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust. The ButterKrust plan provides medical coverage to a limited group. Eligibility for benefits is based on the attainment of certain age and service requirements. Additionally, non-union employees hired after March 1, 2004 are not eligible. Union employees who meet the medical eligibility requirements are also eligible for life insurance benefits. Medical premium levels for retirees and spouses vary by group. The company has determined that the prescription drug benefit provided to some participants in the ButterKrust plan are at least actuarially equivalent to Medicare Part D for certain non-union and all union participants. Other participants in the plan are not eligible for prescription drug benefits.

As a result of union negotiations in October 2009, eligibility for the ButterKrust plan will only be extended through the end of the current contract period (October 26, 2012) for union employees. Only eligible union

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The net periodic benefit cost for the company’s postretirement benefit plans includes the following components for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Service cost	$426	$632	$861
Interest cost	687	875	1,113
Amortization:
Prior service cost	(257)	(174)	333
Actuarial loss	(48)	(59)	34

Total net periodic benefit cost	808	1,274	2,341

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(158)	(2,055)	(1,612)
Current year prior service (credit) cost	—	—	(1,234)
Mid-year accounting adjustment prior service (credit)	—	(109)	—
Amortization of actuarial gain (loss)	48	59	(34)
Amortization of prior service (cost) credit	257	174	(333)

Total recognized in other comprehensive (loss) income	147	(1,931)	(3,213)

Total recognized in net periodic benefit cost and other comprehensive income	$955	$(657)	$(872)

*	Includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

Approximately $(0.6) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012 relating to the company’s postretirement benefit plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,824	$15,114
Mid-year accounting adjustment	—	(109)
Service cost	426	632
Interest cost	687	875
Participant contributions	402	392
Actuarial loss (gain)	(195)	(2,053)
Benefits paid	(1,321)	(1,085)
Less federal subsidy on benefits paid	66	58

Benefit obligation at end of year	$13,889	$13,824

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	919	693
Participant contributions	402	392
Benefits paid	(1,321)	(1,085)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	13,889	13,824

Funded status and amount recognized at end of year	$(13,889)	$(13,824)

Amounts recognized in the balance sheet:
Current liability	$(907)	$(1,011)
Noncurrent liability	(12,982)	(12,813)

Amount recognized at end of year	$(13,889)	$(13,824)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (gain) loss before taxes	$(1,980)	$(1,870)
Prior service (credit) cost before taxes	(828)	(1,085)

Amounts recognized in accumulated other comprehensive (loss) income	$(2,808)	$(2,955)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2011	12/31/2010	12/31/2009
Discount rate	4.35%	5.00%	5.75%
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.50%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2019	2017	2016
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2011	1/1/2010	1/1/2009
Discount rate	5.00%	5.75%	6.25%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.00%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2017	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2011, 2010 and 2009:

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Effect on total of service and interest cost	$(98)	$(150)	$(187)	$124	$171	$214
Effect on postretirement benefit obligation	$(915)	$(867)	$(1,134)	$1,022	$955	$1,258

Cash Flows

Company contributions are as follows (amounts in thousands):

Year	Employer Net Contribution
2009	$1,409
2010	$635
2011	$853
2012 (Expected)	$907

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.9 million

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected funding for postretirement benefit plans during 2012, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.4 million and $0.4 million for fiscal years 2011, 2010 and 2009, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2011, 2010 and 2009 and expected to be paid from fiscal 2012 through fiscal 2021. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross Contribution	MMA Subsidy (Income)
2009	$1,491	$(82)
2010	$693	$(58)
2011	$919	$(66)
Estimated Future Payments:
2012	$959	$(52)
2013	$1,044	$(56)
2014	$1,098	$(59)
2015	$1,122	$(64)
2016	$1,167	$(69)
2017 – 2021	$6,048	$(427)

Multiemployer Plans

In September 2011, the FASB issued guidance for disclosures of multiemployer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s participation in multiemployer pension plans. We adopted this guidance during 2011 and applied the requirements retrospectively for all periods presented. The required disclosures are presented in the table below.

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $4.2 million for fiscal 2011, $3.1 million for fiscal 2010 and $2.0 million for fiscal 2009. The company recorded a liability in fiscal 2010 of $1.2 million for a partial withdrawal which was paid on February 10, 2011. At December 31, 2011 and January 1, 2011, the company owed payments of $2.5 million and $1.2 million, respectively, to multiemployer plans for full and partial withdrawals.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2011, 2010, and 2009. There are no contractually required minimum contributions to the plans as of December 31, 2011.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s participation in these multiemployer plans for fiscal 2011 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2011 and 2010, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions (Amounts in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2011	2010		2011 ($)	2010 ($)	2009 ($)
IAM National Pension Fund	51-6031295/002	Green	Green	No	100	104	77	No	5/1/2016
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442/001	Green	Green	No	121	123	118	No	8/10/2013
Western Conference of Teamsters Pension Trust	91-6145047/001	Green	Green	No	291	318	291	No	2/11/2012
BC&T International Pension Fund	52-6118572/001	Green	Green	No	673	713	706	No	10/26/2012

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2011, 2010 and 2009, the total cost and employer contributions were $18.2 million, $17.2 million and $15.6 million, respectively.

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a 401(k) savings plan. No employer contributions were made to the Tasty 401(k) savings plan during fiscal 2011, subsequent to the acquisition.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Current Taxes:
Federal	$60,129	$60,472	$63,280
State	10,109	8,973	7,460

	70,238	69,445	70,740

Deferred Taxes:
Federal	(1,492)	4,372	1,147
State	(208)	(484)	2,160

	(1,700)	3,888	3,307

Income tax expense	$68,538	$73,333	$74,047

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Self-insurance	$6,183	$5,846
Compensation and employee benefits	12,045	10,909
Deferred income	6,519	6,542
Loss and credit carryforwards	36,270	6,490
Equity-based compensation	12,541	10,764
Hedging	9,345	—
Pension	53,199	23,259
Other	21,745	13,124
Deferred tax assets valuation allowance	(4,874)	(2,691)

Deferred tax assets	152,973	74,243

Depreciation	(90,174)	(83,378)
Hedging	—	(14,953)
Intangible Assets	(59,527)	(39,802)
Other	(2,383)	(1,695)

Deferred tax liabilities	(152,084)	(139,828)

Net deferred tax asset (liability)	$889	$(65,585)

Through the Tasty acquisition, the company acquired federal net operating loss carryforwards and recorded a deferred tax asset valued at $27.3 million, which we expect to fully utilize. Additionally, the company and various subsidiaries have a net deferred tax asset of $9.3 million related to state net operating loss carryforwards with expiration dates through fiscal 2023. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the consolidated statement of income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the consolidated statement of income may be necessary.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Tax at U.S. federal income tax rate	$67,188	$73,633	$72,716
State income taxes, net of federal income tax benefit	6,546	5,795	7,170
Section 199 qualifying production activities	(5,645)	(6,019)	(3,999)
Other	449	(76)	(1,840)

Income tax expense	$68,538	$73,333	$74,047

The gross amount of unrecognized tax benefits was $8.7 million and $4.8 million as of December 31, 2011 and January 1, 2011, respectively. This increase is primarily due to the Tasty acquisition which resulted in an increase in the gross amount of unrecognized tax benefits of $3.9 million. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $8.7 million (less $2.4 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.7 million and $0.3 million at December 31, 2011 and January 1, 2011, respectively. Interest expense of $0.4 million was recognized during fiscal 2011 and $0.2 million was recognized during fiscal 2009. Interest expense recognized in 2010 was insignificant.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. During fiscal 2010, the IRS completed the audit of fiscal years 2007 and 2008. The results of the audit were immaterial and the company is no longer subject to federal examination for years prior to 2009. With limited exceptions, the company is no longer subject to state examinations for years prior to 2008.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2011, 2010 and 2009 (amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Unrecognized tax benefit at beginning of fiscal year	$4,823	$4,629	$4,547
Gross increases — tax positions in a current period	876	553	658
Gross increases — acquisitions	3,863	—	831
Lapses of statutes of limitations	(853)	(359)	(1,407)

Unrecognized tax benefit at end of fiscal year	$8,709	$4,823	$4,629

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingencies

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

The company has recorded current liabilities of $19.0 million and $19.7 million related to self-insurance reserves at December 31, 2011 and January 1, 2011, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales.

See Note 11, Debt, Lease and Other Commitments, for additional information.

Note 21.	Segment Reporting

The company’s DSD segment produces fresh and frozen packaged bread, rolls, tortillas, and snack products and the warehouse delivery segment produces frozen bread and rolls and tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Sales:
DSD	$2,291,011	$2,096,100	$2,159,065
Warehouse delivery	618,982	613,627	577,614
Eliminations:
Sales from Warehouse delivery to DSD	(110,870)	(111,214)	(111,893)
Sales from DSD to Warehouse delivery	(25,767)	(24,744)	(23,937)

	$2,773,356	$2,573,769	$2,600,849

Depreciation and amortization:
DSD	$74,378	$65,977	$64,578
Warehouse delivery	19,768	18,985	16,062
Other(1)	492	156	288

	$94,638	$85,118	$80,928

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Amounts in thousands)
Income from operations:
DSD	$203,248	$194,972	$192,539
Warehouse delivery	27,351	47,925	51,326
Other(1)	(41,573)	(37,035)	(37,532)

	$189,026	$205,862	$206,333

Net interest income	$2,940	$4,518	$1,426

Income before income taxes	$191,966	$210,380	$207,759

Capital expenditures:
DSD	$61,017	$69,252	$54,586
Warehouse delivery	14,379	24,693	14,670
Other(1)	3,766	4,459	2,837

	$79,162	$98,404	$72,093

	As of
	December 31, 2011	January 1, 2011
Assets:
DSD	$1,222,896	$1,011,944
Warehouse delivery	230,711	232,481
Other(2)	100,391	81,064

	$1,553,998	$1,325,489

(1)	Represents the company’s corporate head office amounts.

(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2011, 2010 and 2009 (amounts in thousands):

	Fiscal 2011			Fiscal 2010			Fiscal 2009
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$1,324,309	$94,882	$1,419,191	$1,194,568	$110,847	$1,305,415	$1,197,690	$135,789	$1,333,479
Store Branded Retail	375,732	125,622	501,354	327,233	105,173	432,406	355,800	59,325	415,125
Non-retail and Other	565,203	287,608	852,811	549,555	286,393	835,948	581,638	270,607	852,245

Total	$2,265,244	$508,112	$2,773,356	$2,071,356	$502,413	$2,573,769	$2,135,128	$465,721	$2,600,849

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Sales	2011	$801,825	$642,596	$675,369	$653,566
	2010	$795,026	$607,716	$597,894	$573,133
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2011	$412,258	$341,887	$365,706	$353,350
	2010	$414,798	$318,553	$316,141	$297,298
Net income.	2011	$41,161	$28,210	$31,019	$23,038
	2010	$40,687	$33,756	$31,166	$31,438
Basic net income per share	2011	$0.31	$0.21	$0.23	$0.17
	2010	$0.30	$0.25	$0.23	$0.23
Diluted net income per share	2011	$0.30	$0.21	$0.23	$0.17
	2010	$0.29	$0.24	$0.23	$0.23

Note 23.	Subsequent Events

Dividend.    On February 23, 2012, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock to be paid on March 23, 2012 to shareholders of record on March 9, 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Those valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:

	Beginning Balance	Additions (Reductions) to Expenses	Deductions	Ending Balance
	(Amounts in thousands)
Classification:
Fiscal Year Ended December 31, 2011
Inventory reserves	$231	765	938	$58
Deferred tax asset valuation allowance	$2,691	(415)	2,598	$4,874
Fiscal Year Ended January 1, 2011
Inventory reserves	$82	1,047	898	$231
Deferred tax asset valuation allowance	$3,647	(279)	(677)	$2,691
Fiscal Year Ended January 2, 2010
Inventory reserves	$594	498	1,010	$82
Deferred tax asset valuation allowance	$4,520	(186)	(687)	$3,647