Form 10-Q
period 2012-04-21
FLOWERS FOODS INC
filed 2012-05-24
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 18, 2012
Common Stock, $.01 stated par value	135,905,569

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of the company’s Form 10-K filed on February 29, 2012 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	APRIL 21, 2012	DECEMBER 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$186,147	$7,783

Accounts and notes receivable, net of allowances of $477 and $171, respectively	200,851	185,603

Inventories, net:
Raw materials	27,753	26,626
Packaging materials	16,240	15,820
Finished goods	35,728	31,650

	79,721	74,096

Spare parts and supplies	41,044	39,624

Deferred taxes	33,137	36,264

Other	21,751	35,200

Total current assets	562,651	378,570

Property, Plant and Equipment, net of accumulated depreciation of $760,217 and $735,629, respectively	676,835	685,487

Notes Receivable	101,823	102,322

Assets Held for Sale — Distributor Routes	13,989	12,726

Other Assets	16,129	13,932

Goodwill	219,730	219,730

Other Intangible Assets, net	138,724	141,231

Total assets	$1,729,881	$1,553,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$53,571	$42,768
Accounts payable	115,434	115,138
Other accrued liabilities	109,169	110,513

Total current liabilities	278,174	268,419

Long-Term Debt and Capital Leases	43,955	283,406
4.375% senior notes due 2022	399,045	—

Total long-term debt	443,000	283,406

Other Liabilities:
Post-retirement/post-employment obligations	141,921	155,263
Deferred taxes	35,419	35,375
Other	49,730	52,567

Total other liabilities	227,070	243,205

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 152,488,088 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 16,582,439 shares and 16,506,822 shares, respectively	(222,653)	(221,246)
Capital in excess of par value	546,650	544,065
Retained earnings	565,604	547,997
Accumulated other comprehensive loss	(108,163)	(112,047)

Total stockholders’ equity	781,637	758,968

Total liabilities and stockholders’ equity	$1,729,881	$1,553,998

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
Sales	$898,206	$801,825
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	478,978	412,258
Selling, distribution and administrative expenses	330,272	300,057
Depreciation and amortization	29,739	27,992

Income from operations	59,217	61,518
Interest expense	(4,229)	(2,149)
Interest income	4,205	3,911

Income before income taxes	59,193	63,280
Income tax expense	21,250	22,119

Net income	$37,943	$41,161

Net Income Per Common Share:
Basic:
Net income per common share	$0.28	$0.30

Weighted average shares outstanding	135,496	135,321

Diluted:
Net income per common share	$0.28	$0.30

Weighted average shares outstanding	137,182	136,481

Cash dividends paid per common share	$0.150	$0.133

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
Net income	$37,943	$41,161

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(49)	(49)
Amortization of actuarial loss included in net income	906	507

Pension and postretirement plans, net of tax	857	458
Derivative instruments:
Net derivatives (loss) gain for the period	(7,009)	8,492
Loss (Gain) reclassified to net income	10,036	(13,295)

Derivative instruments, net of tax	3,027	(4,803)
Other comprehensive income, net of tax	3,884	(4,345)

Comprehensive income	$41,827	$36,816

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

			Capital
	Common Stock		in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares	Par	of Par	Retained	Comprehensive	Number of
	issued	Value	Value	Earnings	Income (Loss)	shares	Cost	Total
Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$758,968
Net income				37,943				37,943
Derivative instruments, net of tax					3,027			3,027
Pension and postretirement plans, net of tax					857			857
Exercise of stock options			(14)			18,413	247	233
Deferred stock issuance			(271)			20,205	271	—
Amortization of share-based payment awards			2,640					2,640
Tax benefits related to share-based payment awards			(107)					(107)
Performance-contingent restricted stock awards forfeitures and cancellations			605			(45,140)	(605)	—
Stock repurchases						(70,742)	(1,354)	(1,354)
Issuance of deferred compensation			(34)			1,647	34	—
Dividends paid on vested performance-contingent restricted stock awards			(234)					(234)

Dividends paid — $0.150 per common share				(20,336)				(20,336)

Balances at April 21, 2012	152,488,008	$199	$546,650	$565,604	$(108,163)	(16,582,439)	$(222,653)	$781,637

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$37,943	$41,161
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,064	5,929
Loss (Gain) reclassified from accumulated other comprehensive income to net income	15,360	(22,919)
Depreciation and amortization	29,739	27,992
Deferred income taxes	573	(3,268)
Provision for inventory obsolescence	413	410
Allowances for accounts receivable	660	270
Pension and postretirement plans expense	483	194
Other	(500)	(644)
Pension contributions	(12,055)	(580)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(15,819)	(10,597)
Inventories, net	(6,038)	(6,439)
Hedging activities, net	(6,483)	10,876
Other assets	14,356	7,391
Accounts payable	296	19,863
Other accrued liabilities	(1,879)	2,915

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,113	72,554

CASH FLOWS (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,288)	(22,058)
Proceeds from sale of property, plant and equipment	470	732
Repurchase of distributor territories	(4,388)	(3,477)
Principal payments from notes receivable	4,799	3,829
Contingent acquisition consideration payments	—	(5,000)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(13,407)	(25,974)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(20,570)	(18,078)
Exercise of stock options	233	1,007
Excess windfall tax benefit related to share-based payment awards	60	577
Payments for debt issuance costs	(3,766)	—
Stock repurchases	(1,354)	(18,029)
Change in bank overdraft	(9,064)	(2,604)
Proceeds from debt borrowings	731,340	93,500
Debt and capital lease obligation payments	(565,221)	(101,041)

NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	131,658	(44,668)

Net increase in cash and cash equivalents	178,364	1,912
Cash and cash equivalents at beginning of period	7,783	6,755

Cash and cash equivalents at end of period	$186,147	$8,667

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 21, 2012 and April 23, 2011 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2012 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2012 (sixteen weeks), second quarter ending July 14, 2012 (twelve weeks), third quarter ending October 6, 2012 (twelve weeks) and fourth quarter ending December 29, 2012 (twelve weeks).

SEGMENTS — The company is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD segment”) and warehouse delivery segment (“warehouse segment”). The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in the Northeast, California and Nevada primarily through its DSD system. The warehouse segment produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 21, 2012 and April 23, 2011. No other customer accounted for 10% or more of the company’s sales.

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
	(Percent of Sales)
DSD	17.6%	17.9%
Warehouse delivery	3.7	4.0

Total	21.3%	21.9%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 21, 2012 from those disclosed in our Form 10-K filed for the year ended December 31, 2011.

2. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on a company’s financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $41.8 million and $36.8 million for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively.

During the sixteen weeks ended April 21, 2012, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

2012
Accumulated other comprehensive loss, December 31, 2011	$(112,047)
Derivative transactions:
Reclassified to earnings (materials, labor and other production costs), net of income tax of $6,283	10,036
Net amount of loss recognized on the effective portion, net of income tax of $(4,388)	(7,009)
Pension and postretirement plans transactions:
Amortization of prior service credits, net of income tax of $(30)	(49)
Amortization of actuarial loss, net of income tax of $567	906

Accumulated other comprehensive loss, April 21, 2012	$(108,163)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

The balance in accumulated other comprehensive loss consists of the following:

	April 21, 2012	December 31, 2011
	(Amounts in thousands)
Derivatives designated as cash flow hedges	$(11,881)	$(14,908)
Pension and postretirement plans	(96,282)	(97,139)

Total	$(108,163)	$(112,047)

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

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments were accrued because they were not paid at closing. During the sixteen weeks ended April 21, 2012, the company paid a portion of the accrued change in control payments. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted pursuant to the acquisition into the right to receive $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

The company incurred $6.2 million of acquisition-related costs during 2011. These expenses were included in the selling, distribution and administrative expense line item in the company’s consolidated statement of income for the 52 weeks ended December 31, 2011.

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

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due was $20.2 million, of which $2.9 million is expected to be uncollectible.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2011(amounts in thousands, except per share data):

For the 16 weeks ended April 23, 2011
Sales:
As reported	$801,825
Pro forma	$854,429
Net income:
As reported	$41,161
Pro forma	$43,926
Basic net income per common share:
As reported	$0.30
Pro forma	$0.32
Diluted net income per common share:
As reported	$0.30
Pro forma	$0.32

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisition with our credit facility and to conform Tasty’s revenue recognition policies to ours. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLES

There were no changes in the carrying amount of goodwill for the sixteen weeks ended April 21, 2012. The balance as of April 21, 2012 is as follows (amounts in thousands):

DSD	$212,629
Warehouse delivery	7,101

Total	$219,730

As of April 21, 2012 and December 31, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 21, 2012			December 31, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$7,545	$64,132	$71,677	$6,790	$64,887
Customer relationships	88,921	19,704	69,217	88,921	18,162	70,759
Non-compete agreements	1,874	1,411	463	1,874	1,397	477
Distributor relationships	4,123	738	3,385	4,123	649	3,474
Supply agreement	1,050	1,023	27	1,050	916	134

Total	$167,645	$30,421	$137,224	$167,645	$27,914	$139,731

There is an additional $1.5 million indefinite life intangible asset, which is not being amortized, separately identified from goodwill.

Aggregate amortization expense for the sixteen weeks ending April 21, 2012 and April 23, 2011 were $2.5 million and $1.8 million, respectively.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2012	$5,209
2013	$7,471
2014	$7,331
2015	$7,138
2016	$7,041

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 2,800 territory loans all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The Tasty sales distribution routes are primarily owned by independent sales distributors that purchased the exclusive right to sell and distribute Tastykake products in defined geographical territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest based on Treasury or LIBOR yields plus a spread.

During the sixteen weeks ending April 21, 2012 and April 23, 2011, $4.2 million and $3.9 million, respectively, was recorded as interest income relating to the distributor notes.

At April 21, 2012 and December 31, 2011, respectively, the carrying values of the distributor notes were as follows (amounts in thousands):

	April 21, 2012	December 31, 2011
Distributor notes receivable	$116,648	$117,058
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,825	14,736

Long-term portion of distributor notes receivable	$101,823	$102,322

At April 21, 2012 and December 31, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

The fair value of the company’s variable rate debt at April 21, 2012 approximates the recorded value. The fair value of the 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, approximates the recorded value at April 21, 2012. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of April 21, 2012, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(9.5) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$0.2	$—	$—	$0.2
Other long-term	—	—	—	—

Total	0.2	—	—	0.2

Liabilities:
Other current	(5.8)	(3.1)	—	(8.9)
Other long-term	—	(0.8)	—	(0.8)

Total	(5.8)	(3.9)	—	(9.7)

Net Fair Value	$(5.6)	$(3.9)	$—	$(9.5)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company held commodity derivatives at April 21, 2012 and December 31, 2011 qualified for hedge accounting.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and will be amortized to interest expense over the term of the notes.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. The current notional amount for the swaps of this amortizing loan is $82.5 million.

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

As of April 21, 2012, the fair value of the interest rate swaps was $(2.6) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(2.3)	$—	$(2.3)
Other long-term	—	(0.3)	—	(0.3)

Total	—	(2.6)	—	(2.6)

Net Fair Value	$—	$(2.6)	$—	$(2.6)

During the sixteen weeks ended April 21, 2012, interest expense of $1.0 million was recognized due to periodic settlements of the swap agreements.

The company has the following derivative instruments located on the consolidated balance sheet, utilized for risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 21, 2012		December 31, 2011		April 21, 2012		December 31, 2011
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
instruments	location	Value	location	Value	location	Value	location	Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$2,327	Other current liabilities	$2,639
Interest rate contracts	—	—	—	—	Other long term liabilities	306	Other long term liabilities	765
Commodity contracts	Other current assets	236	Other current assets	—	Other current liabilities	8,920	Other current liabilities	5,439
Commodity contracts	Other long term assets	—	Other long term assets	61	Other long term liabilities	803	Other long term liabilities	278

Total		$236		$61		$12,356		$9,121

The company has the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in accumulated other comprehensive income (“AOCI”), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedge Relationships	Derivative (Effective Portion)(Net of tax)		Location of Gain or (Loss)	(Effective Portion)(Net of tax)
	For the sixteen weeks ended		Reclassified from AOCI into Income	For the sixteen weeks ended
	April 21, 2012	April 23, 2011	(Effective Portion)	April 21, 2012	April 23, 2011
Interest rate contracts	$(1,548)	$(138)	Interest expense	$(590)	$(800)
Commodity contracts	(5,461)	8,630	Production costs(1)	(9,446)	14,095

Total	$(7,009)	$8,492		$(10,036)	$13,295

1. Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Derivatives in Cash	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) For the sixteen weeks ended
Flow Hedge Relationships		April 21, 2012	April 23, 2011
Interest rate contracts	Selling, marketing and administrative expenses	$(627)	$—
Commodity contracts	Selling, marketing and administrative expenses	—	—

Total		$(627)	$—

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire in the next four years are as follows (amounts in millions and net of tax) at April 21, 2012:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$3.0	$1.4	$4.4
Expiring in 2012	5.0	1.1	6.1
Expiring in 2013	0.6	0.5	1.1
Expiring in 2014	0.1	—	0.1
Expiring in 2015	0.1	—	0.1
Expiring in 2016	0.1	—	0.1

Total	$8.9	$3.0	$11.9

As of April 21, 2012, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedge Relationship	Notional amount (millions)
Interest rate contracts	$82.5
Wheat contracts	65.6
Soybean oil contracts	16.3
Natural gas contracts	10.9

Total	$175.3

The company’s derivative instruments contain no credit-risk-related contingent features at April 21, 2012. As of April 21, 2012 and December 31, 2011, the company had $11.7 million and $11.8 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at April 21, 2012 and December 31, 2011 (amounts in thousands):

	April 21, 2012	December 31, 2011
Unsecured credit facility	$—	$225,000
Unsecured term loan	82,500	90,000
4.375% Senior notes due 2022	399,045	—
Capital lease obligations	13,260	9,272
Other notes payable	1,766	1,902

	496,571	326,174
Less current maturities of long-term debt	53,571	42,768

Total long-term debt	$443,000	$283,406

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of April 21, 2012 and December 31, 2011, the bank overdraft balance was $1.1 million and $10.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $14.3 million and $14.7 million at April 21, 2012 and December 31, 2011, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Senior Notes, Credit Facility, and Term Loan

Senior Notes. On April 3, 2012, the company issued $400 million of ten-year 4.375% Senior Notes (the “notes”). The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens, sale and leaseback transactions, sales of assets, mergers and consolidations.

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds will be used for future acquisitions, general corporate purposes and working capital. The face value of the notes is $400.0 million and the current discount on the notes is $1.0 million. The company paid costs (including underwriting fees and legal fees) for issuing the senior notes of $3.8 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of April 21, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of April 21, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were no outstanding borrowings under the credit facility at April 21, 2012, and $225.0 million outstanding at December 31, 2011. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-Q. For the sixteen weeks ending April 21, 2012, the company borrowed $332.3 million in revolving borrowings under the credit facility and repaid $557.3 million in revolving borrowings. On April 21, 2012, the company had $485.7 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $14.3 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of April 21, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of April 21, 2012 and December 31, 2011, the amounts outstanding under the term loan were $82.5 million and $90.0 million, respectively.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 21, 2012 and December 31, 2011, there was $12.2 million and $7.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

As part of the Tasty acquisition the incorporated independent distributors (“IDs”) who deliver Tastykake products also qualify as VIEs. The IDs qualify as VIEs primarily because Tasty (and now the company) financed the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 21, 2012 and April 23, 2011 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 21, 2012	April 23, 2011
Net income	$37,943	$41,161

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	135,496	135,178
Weighted average shares outstanding for participating securities	—	143

Basic weighted average shares outstanding for common stock	135,496	135,321

Basic earnings per common share	$0.28	$0.30

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	135,496	135,321
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock, and deferred stock	1,686	1,160

Diluted weighted average shares outstanding for common stock	137,182	136,481

Diluted earnings per common share	$0.28	$0.30

Stock options to purchase 3,374,501 shares of common stock were not included in the computation of diluted earnings per share for the sixteen weeks ended April 23, 2011 because their effect would have been anti-dilutive. There were no anti-dilutive shares outstanding at April 21, 2012.

12. STOCK BASED COMPENSATION

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

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010
Shares granted	2,142	1,703
Exercise price($)	16.31	16.67
Vesting date	2/10/2014	2/9/2013
Fair value per share($)	3.47	3.69
Dividend yield(%)(1)	3.00	3.00
Expected volatility(%)(2)	29.20	30.60
Risk-free interest rate(%)(3)	2.44	2.35
Expected option life (years)(4)	5.00	5.00
Outstanding at April 21, 2012	2,107	1,650

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.

Expected option life —The 2011 and 2010 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for the sixteen weeks ended April 21, 2012 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,423	$15.67
Granted	—	$—
Exercised	(18)	$12.66
Forfeited	(13)	$16.32

Outstanding at April 21, 2012	7,392	$15.68	4.06	$42,275

Exercisable at April 21, 2012	3,666	$14.88	2.73	$23,896

As of April 21, 2012, there was $4.2 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 1.5 years.

The cash received, the (shortfall) windfall tax (expense) benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 21, 2012 and April 23, 2011 were as follows (amounts in thousands):

	April 21, 2012	April 23, 2011
Cash received from option exercises	$233	$1,007
Cash tax windfall (shortfall), net	$23	$489
Intrinsic value of stock options exercised	$124	$1,520

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2010, during the sixteen weeks ended April 21, 2012, the Company TSR rank was less than the 37th percentile and the grant was reduced by 16.9% of the award or 43,490 common shares. The total amount of shares that vested to plan participants was 213,271. Because the company achieved the ROI Target the cost for the portion of the award that did not vest was not reversed.

The performance-contingent restricted stock generally vests immediately if the grantee dies or becomes disabled. However, at normal retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the performance-contingent restricted stock will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest but will not exceed 100% of the award. The performance-contingent restricted stock granted in February 2010 paid accumulated dividends upon vesting of $0.2 million. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The following restricted stock award has been granted under the EPIP and has remaining service period (amounts in thousands, except price data):

Grant date	2/10/2011
Shares granted	324
Approximate vesting date	2/10/2013
Fair value per share	$15.93

The company’s performance-contingent restricted stock activity during the quarter ended April 21, 2012, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	576	$16.67
Grant reduction for not achieving the S&P TSR	(43)	$17.59
Vested	(213)	$17.59
Forfeited	(2)	$16.53

Nonvested at April 21, 2012	318	$15.93

As of April 21, 2012, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of shares vested during the period ended April 21, 2012 was $3.4 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at April 21, 2012 and December 31, 2011 was $2.7 million and $2.3 million, respectively, and is recorded in other long-term liabilities.

The fair value of the rights at April 21, 2012 ranged from $9.03 to $20.59. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 21, 2012: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 0.84% and expected life of 0.30 years to 2.05 years.

The rights activity for the sixteen weeks ended April 21, 2012 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	187	$12.03
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at April 21, 2012	187	$12.03	2.17	$2,483

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2012 an aggregate of 18,330 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the sixteen weeks ending April 21, 2012, a total of 20,205 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2011, non-employee directors were granted an aggregate of 50,400 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the sixteen weeks ending April 21, 2012, there were no deferred shares awards exercised for annual grant awards.

The deferred stock activity for the sixteen weeks ended April 21, 2012 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	231	$16.43
Deferred stock issued	18	$17.03
Deferred stock exercised	(20)	$14.49

Balance at April 21, 2012	229	$16.65	0.24	$4,905

Outstanding vested at April 21, 2012	135	$15.08		$2,889

Outstanding unvested at April 21, 2012	94	$18.90	0.58	$2,015

Shares vesting during the quarter ended April 21, 2012	27	$14.49		$577

As of April 21, 2012, there was $0.5 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP.

The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 21, 2012 and April 23, 2011 (amounts in thousands):

	April 21, 2012	April 23, 2011
Stock options	$1,202	$3,542
Performance-contingent restricted stock	1,005	1,432
Stock appreciation rights	424	514
Deferred stock	433	441

Total stock based compensation	$3,064	$5,929

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 21, 2012 as compared to accounts at December 31, 2011 (amounts in thousands):

	April 21, 2012	December 31, 2011
Current benefit liability	$1,334	$1,335
Noncurrent benefit liability	$141,921	$155,263
Accumulated other comprehensive loss, net of tax	$96,282	$97,139

Defined Benefit Plans and Nonqualified Plan

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 21, 2012, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 21, 2012 the company contributed $12.1 million to company pension plans. We expect to contribute an additional $6.1 million during the remainder of fiscal 2012.

The net periodic pension (benefit) cost for the company’s plans include the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
Service cost	$188	$147
Interest cost	6,668	5,616
Expected return on plan assets	(8,094)	(6,657)
Amortization of net loss	1,565	839

Total net periodic (benefit) cost	$327	$(55)

The company also has several smaller defined benefit plans associated with recent acquisitions that will be merged into the company’s defined benefit plans after receipt of final determination letters.

Post-Retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees. The plans incorporate an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
Service cost	$141	$131
Interest cost	186	212
Amortization of net (gain) loss	(92)	(15)
Amortization of prior service (credit) cost	(79)	(79)

Total net periodic benefit cost	$156	$249

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 21, 2012 and April 23, 2011, the total cost and employer contributions were $6.5 million and $6.0 million, respectively.

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a 401(k) savings plan. No employer contributions were made to the Tasty 401(k) savings plan during fiscal 2011, subsequent to the acquisition, or during the sixteen weeks ended April 21, 2012. The Tasty 401(k) Savings Plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon receipt of a final determination letter.

14. INCOME TAXES

The company’s effective tax rate for the first quarter of fiscal 2012 was 35.9%, slightly higher than the 2011 annual effective rate of 35.7%. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the first quarter of fiscal 2012, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company received $7.0 million in federal income tax refunds during the quarter ending April 21, 2012 that were recorded in other current assets at December 31, 2011.

15. SEGMENT REPORTING

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

	FOR THE SIXTEEN WEEKS ENDED
	APRIL 21, 2012	APRIL 23, 2011
SALES:
DSD	$745,703	$654,231
Warehouse delivery	195,949	191,802
Eliminations: Sales from warehouse delivery to DSD	(35,041)	(36,827)
Sales from DSD to warehouse delivery	(8,405)	(7,381)

	$898,206	$801,825

DEPRECIATION AND AMORTIZATION:
DSD	$23,820	$21,867
Warehouse delivery	5,926	6,056
Other	(7)	69

	$29,739	$27,992

INCOME (LOSS) FROM OPERATIONS:
DSD	$63,822	$64,219
Warehouse delivery	9,594	11,331
Other	(14,199)	(14,032)

	$59,217	$61,518

NET INTEREST EXPENSE (INCOME)	$24	$(1,762)

INCOME BEFORE INCOME TAXES	$59,193	$63,280

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Sixteen Weeks Ended April 21, 2012			For the Sixteen Weeks Ended April 23, 2011
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$435,122	$30,147	$465,269	$372,786	$27,843	$400,629
Store Branded Retail	117,949	38,054	156,003	100,508	39,344	139,852
Non-retail and Other	184,227	92,707	276,934	173,556	87,788	261,344

Total	$737,298	$160,908	$898,206	$646,850	$154,975	$801,825

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 21, 2012, the date of these financial statements. We believe there were no events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 21, 2012 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

OVERVIEW:

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. During the first quarter of 2012, our results were impacted by the competitive landscape and high promotional activity within the baking industry. Sales for the quarter ended April 21, 2012 increased 12.0% from the quarter ended April 23, 2011. This increase was primarily due to the Tasty Baking Company (“Tasty”) acquisition in the second quarter of fiscal 2011 which contributed 7.9% of the growth and to net positive pricing and mix shifts of 2.4% and an increase in volume of 1.7%.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We expect our commodity costs to be higher during 2012 as opposed to the costs experienced during 2011. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to reduce the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

On April 3, 2012, the Company entered into the Indenture (the “Indenture”) between the company, as issuer, and Wells Fargo Bank, National Association, as trustee (“Trustee”), in connection with the offer and sale of $400.0 million aggregate principal amount of the senior notes (“notes”). The company will pay interest on the notes on each April 1 and October 1, beginning on October 1, 2012. The notes will mature on April 1, 2022. Before January 1, 2022, the Company may, at any time, redeem the notes at a redemption price equal to 100% of the principal amount of such series, plus a “make whole” premium described in the Indenture. On or after January 1, 2022, the Company may redeem the notes at par, plus accrued and unpaid interest.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Form 10-K for the fiscal year ended December 31, 2011, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Form 10-K filed for the year ended December 31, 2011.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 21, 2012 and April 23, 2011, are set forth below (Dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 21, 2012	April 23, 2011	April 21, 2012	April 23, 2011	Dollars	%
Sales
DSD	$737,298	$646,850	82.1	80.7	$90,448	14.0
Warehouse delivery	160,908	154,975	17.9	19.3	5,933	3.8

Total	$898,206	$801,825	100.0	100.0	$96,381	12.0

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$359,209	$298,643	48.7	46.2	$60,566	20.3
Warehouse delivery(1)	119,769	113,615	74.4	73.3	6,154	5.4

Total	$478,978	$412,258	53.3	51.4	$66,720	16.2

Selling, distribution and administrative expenses
DSD(1)	$290,447	$262,121	39.4	40.5	$28,326	10.8
Warehouse delivery(1)	25,619	23,973	15.9	15.5	1,646	6.9
Corporate(2)	14,206	13,963	—	—	243	1.7

Total	$330,272	$300,057	36.8	37.4	$30,215	10.1

Depreciation and Amortization
DSD(1)	$23,820	$21,867	3.2	3.4	$1,953	8.9
Warehouse delivery(1)	5,926	6,056	3.7	3.9	(130)	(2.1)
Corporate(2)	(7)	69	—	—	(76)	NM

Total	$29,739	$27,992	3.3	3.5	$1,747	6.2

Income from operations
DSD(1)	$63,822	$64,219	8.7	9.9	$(397)	(0.6)
Warehouse delivery(1)	9,594	11,331	6.0	7.3	(1,737)	(15.3)
Corporate(2)	(14,199)	(14,032)	—	—	(167)	(1.2)

Total	$59,217	$61,518	6.6	7.7	$(2,301)	(3.7)

Interest expense (income), net	$24	$(1,762)	0.0	0.2	$(1,786)	NM
Income taxes	$21,250	$22,119	2.4	2.8	$(869)	(3.9)

Net income	$37,943	$41,161	4.2	5.1	$(3,218)	(7.8)

1.	As a percentage of revenue within the reporting segment

2.	The corporate segment has no revenues

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 21, 2012 COMPARED TO SIXTEEN WEEKS ENDED APRIL 23, 2011

Consolidated Sales.

	For the Sixteen Weeks Ended April 21, 2012		For the Sixteen Weeks Ended April 23, 2011
					% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$465,269	51.8%	$400,629	50.0%	16.1%
Store Branded Retail	156,003	17.4	139,852	17.4	11.5%
Non-retail and Other	276,934	30.8	261,344	32.6	6.0%

Total	$898,206	100.0%	$801,825	100.0%	12.0%

The 12.0% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.4%
Volume	1.7%
Acquisition	7.9%

Total percentage change in sales	12.0%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty acquisition and, to a lesser extent, pricing/mix increases. Increases in branded cake and branded soft variety were partially offset by decreases in branded white bread. The increase in store branded retail sales was due to the acquisition and pricing/mix increases. The increase in non-retail and other sales was due to volume increases, partially offset by pricing/mix decreases.

Direct-Store-Delivery Sales.

	For the Sixteen Weeks Ended April 21, 2012		For the Sixteen Weeks Ended April 23, 2011
					% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$435,122	59.0%	$372,786	57.6%	16.7%
Store Branded Retail	117,949	16.0	100,508	15.5	17.4%
Non-retail and Other	184,227	25.0	173,556	26.9	6.1%

Total	$737,298	100.0%	$646,850	100.0%	14.0%

The 14.0% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	3.4%
Volume	0.8%
Acquisition	9.8%

Total percentage change in sales	14.0%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty acquisition and, to a lesser extent, pricing/mix increases. Growth in branded cake and branded soft variety was partially offset by decreases in branded white bread. The increase in store branded retail sales was due to the acquisition and pricing/mix increases. The increase in non-retail and other sales was due to volume increases, partially offset by pricing/mix declines.

Warehouse Delivery Sales.

	For the Sixteen Weeks Ended April 21, 2012		For the Sixteen Weeks Ended April 23, 2011		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$30,147	18.7%	$27,843	18.0%	8.3%
Store Branded Retail	38,054	23.6	39,344	25.4	(3.3)%
Non-retail and Other	92,707	57.7	87,788	56.6	5.6%

Total	$160,908	100.0%	$154,975	100.0%	3.8%

The 3.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.2)%
Volume	4.0

Total percentage change in sales	3.8%

Sales category discussion

The increase in branded retail sales was primarily the result of increased multi-pak cake volume. The decrease in store branded retail sales was due to volume decreases in store branded cake partially offset by price/mix increases. The increase in non-retail and other sales, which include contract manufacturing and vending, was due to volume increases, partially offset by price/mix decreases.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to significant increases in ingredient costs which increased 260 basis points as a percent of sales and higher packaging costs which increased 30 basis points as a percent of sales. These increases were partially offset by sales increases and prior year manufacturing facility closure costs, which were $2.8 million, or 30 basis points as a percent of sales, net of operational savings.

The DSD segment’s increase as a percent of sales was primarily the result of significant increases in ingredient costs which increased 280 basis points as a percent of sales and higher costs as a percent of sales for the Tasty acquisition, partially offset by sales increases, prior year costs associated with closing a manufacturing facility and lower workforce-related costs which together decreased 50 basis points as a percent of sales. The prior year closure costs were $2.8 million, or 40 basis points as a percent of sales, net of operational savings, and were primarily workforce-related.

The warehouse delivery segment’s increase as a percent of sales was primarily a result of higher ingredient costs which increased 140 basis points as a percent of sales. The higher ingredient costs were driven by increases in flour, palm shortening/oil, and sugar.

Selling, Distribution and Administrative Expenses. The decrease as a percent of sales was due to sales increases, prior year costs from closing the manufacturing facility which, net of operational savings, impacted costs $2.4 million, or 30 basis points, as well as lower workforce-related costs which decreased 40 basis points as a percent of sales.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to sales increases and prior year manufacturing facility closure costs which, net of operational savings, impacted costs $2.4 million, or 40 basis points and lower workforce-related and distribution costs which decreased 30 basis points as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs which increased 80 basis points as a percent of sales, partially offset by lower workforce-related costs which decreased 30 basis points as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased due to the Tasty acquisition, partially offset by decreases resulting from fully depreciated property, plant and equipment of which $0.5 million was due to accelerated depreciation from closing the manufacturing facility in the prior year.

The DSD segment’s depreciation and amortization expense increased primarily due to the acquisition partially offset by $0.5 million from accelerated depreciation for closing the manufacturing facility in the prior year.

The warehouse delivery segment’s depreciation and amortization expense decreased primarily due to assets fully depreciated subsequent to the first quarter of fiscal 2011.

Income From Operations. The decrease in the DSD segment’s income from operations was primarily attributable to higher ingredient costs, partially offset by sales increases and the prior year manufacturing facility closure costs of $5.7 million, net of operational savings. The decrease in the warehouse delivery segment’s income from operations was primarily a result of higher ingredient costs. The unallocated corporate expenses were relatively flat.

Net Interest Expense (Income). The change was related to higher interest expense from the issuance of the notes and higher amounts outstanding under the company’s unsecured credit facility until the amounts outstanding under the credit facility were paid off at the issuance of the notes.

Income Taxes. The effective tax rate for the first quarter of fiscal 2012 was 35.9% compared to 35.0% in the first quarter of the prior year. The increase was primarily due to a reduced Section 199 qualifying production activities deduction. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and stock repurchases. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock when appropriate.

Cash Flows

Flowers Foods’ cash and cash equivalents increased to $186.1 million at April 21, 2012 from $7.8 million at December 31, 2011. The increase resulted from $60.1 million provided by operating activities and $131.7 provided by financing activities, offset by $13.4 million disbursed for investing activities.

Cash Flows Provided by Operating Activities. Net cash of $60.1 million provided by operating activities during the sixteen weeks ended April 21, 2012 consisted primarily of $37.9 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$29,739
Loss reclassified from accumulated other comprehensive income to net income	15,360
Stock-based compensation	3,064
Deferred income taxes	573
Provision for inventory obsolescence	413
Allowances for accounts receivable	660
Pension and postretirement plans expense	483
Other	(500)

Total	$49,792

Cash disbursed for working capital and other activities was $27.6 million. As of April 21, 2012, the company had $11.7 million recorded in other current assets representing collateral for hedged positions. As of December 31, 2011, the company had $11.8 million recorded in other current assets representing collateral for hedged positions.

Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the sixteen weeks ended April 21, 2012 of $13.4 million consisted primarily of capital expenditures of $14.3 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $10.9 million and $2.3 million, respectively. The company estimates capital expenditures of approximately $75.0 million to $85.0 million during fiscal 2012. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities of $131.7 million during the sixteen weeks ended April 21, 2012 consisted primarily of dividends paid of $20.6 million, stock repurchases of $1.4 million, offset by net debt issuances of $166.1 million, proceeds of $0.2 million from the exercise of stock options and the share-based payments income tax benefit of $0.1 million. As part of the senior notes issued, as discussed below, there was an additional $3.8 million paid for debt issuance costs and $1.0 million withheld from the gross proceeds of the debt for debt discount.

Senior Notes, Credit Facility, and Term Loan

Senior Notes. On April 3, 2012, the company issued $400 million of ten-year 4.375% Senior Notes (the “notes”). The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens, sale and leaseback transactions, sales of assets, mergers and consolidations.

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the Company’s revolving credit facility. The balance of the net proceeds will be used for future acquisitions, general corporate purposes and working capital. The face value of the notes is $400.0 million and the current discount on the notes is $1.0 million. The company paid costs (including underwriting fees and legal fees) for issuing the senior notes of $3.8 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. The company was in compliance with the terms of the notes on April 21, 2012.

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and will be amortized to interest expense over the term of the notes.

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of April 21, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

    There were no outstanding borrowings under the credit facility at April 21, 2012, and $225.0 million outstanding at December 31, 2011. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. For fiscal 2012, the company borrowed $332.3 million in revolving borrowings under the credit facility and repaid $557.3 million in revolving borrowings. On April 21, 2012, the company had $485.7 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $14.3 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of April 21, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of April 21, 2012 and December 31, 2011, the amounts outstanding under the term loan were $82.5 million and $90.0 million, respectively.

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

Uses of Cash

On February 23, 2012, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 23, 2012 to shareholders of record on March 9, 2012. This dividend payment was $20.3 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2012, 70,742 shares, at a cost of $1.4 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 21, 2012, 37.9 million shares, at a cost of $432.2 million, have been purchased.

During the first quarter of fiscal 2012, the company paid $13.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the first quarter of fiscal 2012, the company contributed $12.1 million to company pension plans. We expect to contribute an additional $6.1 million during the remainder of fiscal 2012.

Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on a company’s financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 21, 2012, the company’s hedge portfolio contained commodity derivatives with a fair value of $(9.5) million. Of this fair value, $(5.6) million is based on quoted market prices and $(3.9) million is based on models and other valuation methods. Approximately $(8.2) million, $(0.9) million, $(0.1) million,$(0.1) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2012 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 21, 2012, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $9.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of April 21, 2012.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of April 21, 2012, the fair value of these interest rate swaps was $(2.6) million. The current notional amount of the swaps for the amortizing loan is $82.5 million. All of this fair value is based on valuation models and $(1.8) million and $(0.8) million of this fair value is related to instruments expiring in 2012 and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of April 21, 2012, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $3.4 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

In making its assessment of internal control over financial reporting as of April 21, 2012, management has excluded Tasty because it was acquired by the company in a purchase business combination in May 2011. Tasty’s revenues for the sixteen weeks ended April 21, 2012 of $63.4 million represents approximately 7.1% of our consolidated revenue. Tasty’s assets, including intangible assets, represent approximately 12.1% of our consolidated assets at April 21, 2012. We will include Tasty in our second quarter assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 21, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2011 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2012 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
January 1, 2012 — January 28, 2012	—	—	—	7,199
January 29, 2012 — February 25, 2012	71	$19.14	71	7,128
February 26, 2012 — March 24, 2012	—	—	—	7,128
March 25, 2012 — April 21, 2012	—	—	—	7,128

Total	71	$19.14	71

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

Date: May 24, 2012

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

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).
4.2	—

Indenture, dated as of April 3, 2012, between Flowers Foods, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.3	—	Form of 4.375% Senior Notes due 2022 (Incorporated by reference to Flowers Foods’ Current Report on Form8-K, dated April 3, 2012, File No. 1-16247).
10.1+	—

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

21	—	Subsidiaries of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 29, 2012, File No. 1-16247).
*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 21, 2012.

*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement