Form 10-Q
period 2012-07-14
FLOWERS FOODS INC
filed 2012-08-14
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 8, 2012
Common Stock, $.01 par value	138,695,434

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	July 14, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$222,329	$7,783

Accounts and notes receivable, net of allowances of $518 and $171, respectively	203,179	185,603

Inventories, net:
Raw materials	27,961	26,626
Packaging materials	16,940	15,820
Finished goods	33,840	31,650

	78,741	74,096

Spare parts and supplies	41,431	39,624

Deferred taxes	23,460	36,264

Other	25,786	35,200

Total current assets	594,926	378,570

Property, Plant and Equipment, net of accumulated depreciation of $778,966 and $735,629, respectively	670,951	685,487

Notes Receivable	101,196	102,322

Assets Held for Sale — Distributor Routes	14,543	12,726

Other Assets	16,026	13,932

Goodwill	219,948	219,730

Other Intangible Assets, net	136,963	141,231

Total assets	$1,754,553	$1,553,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$62,694	$42,768
Accounts payable	115,637	115,138
Other accrued liabilities	116,345	110,513

Total current liabilities	294,676	268,419

Long-term liabilities:
Long-term debt and capital leases	26,276	283,406
4.375% senior notes due 2022	399,067	—

Total long-term debt and capital lease obligations	425,343	283,406

Other Liabilities:
Post-retirement/post-employment obligations	136,831	155,263
Deferred taxes	35,334	35,375
Other	48,645	52,567

Total other liabilities	220,810	243,205

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 152,488,088 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 15,971,222 shares and 16,506,822 shares, respectively	(214,444)	(221,246)
Capital in excess of par value	549,512	544,065
Retained earnings	571,995	547,997
Accumulated other comprehensive loss	(93,538)	(112,047)

Total stockholders’ equity	813,724	758,968

Total liabilities and stockholders’ equity	$1,754,553	$1,553,998

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Sales	$681,561	$642,596	$1,579,767	$1,444,421
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	365,658	341,887	844,636	754,145
Selling, distribution and administrative expenses	246,231	236,700	576,503	536,757
Depreciation and amortization	22,255	20,898	51,994	48,890

Income from operations	47,417	43,111	106,634	104,629
Interest expense	(6,078)	(2,372)	(10,306)	(4,521)
Interest income	3,143	2,968	7,347	6,879

Income before income taxes	44,482	43,707	103,675	106,987
Income tax expense	16,102	15,497	37,352	37,616

Net income	$28,380	$28,210	$66,323	$69,371

Net Income Per Common Share:
Basic:
Net income per common share	$0.21	$0.21	$0.49	$0.51

Weighted average shares outstanding	135,807	135,299	135,629	135,284

Diluted:
Net income per common share	$0.21	$0.21	$0.48	$0.51

Weighted average shares outstanding	137,716	137,225	137,433	136,734

Cash dividends paid per common share	$0.160	$0.150	$0.310	$0.283

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net income	$28,380	$28,210	$66,323	$69,371

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(36)	(36)	(85)	(85)
Amortization of actuarial loss included in net income	679	379	1,585	886

Pension and postretirement plans, net of tax	643	343	1,500	801
Derivative instruments:
Net derivatives for the period	9,958	(17,300)	2,949	(8,807)
Loss (Gain) reclassified to net income	4,024	(7,737)	14,060	(21,032)

Derivative instruments, net of tax	13,982	(25,037)	17,009	(29,839)

Other comprehensive income (loss), net of tax	14,625	(24,694)	18,509	(29,038)

Comprehensive income	$43,005	$3,516	$84,832	$40,333

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
						Treasury Stock
	Number of Shares Issued	Par Value		Retained Earnings		Number of Shares	Cost	Total
Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$758,968
Net income				66,323				66,323
Derivative transactions, net of tax					17,009			17,009
Pension and postretirement plans, net of tax					1,500			1,500
Exercise of stock options			(156)			604,542	8,117	7,961
Deferred stock issuance			(610)			45,405	610	—
Amortization of share-based payment awards			4,306					4,306
Tax benefits related to share based payment awards			1,336					1,336
Performance-contingent restricted stock awards forfeitures and cancellations			605			(45,252)	(605)	—
Stock repurchases						(70,742)	(1,354)	(1,354)
Issuance of deferred compensation			(34)			1,647	34	—
Dividends paid on vested performance-contingent restricted stock awards and deferred share awards				(255)				(255)
Dividends paid — $0.310 per common share				(42,070)				(42,070)

Balances at July 14, 2012	152,488,008	$199	$549,512	$571,995	$(93,538)	(15,971,222)	$(214,444)	$813,724

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$66,323	$69,371
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4,894	9,387
(Gain) loss reclassified from accumulated other comprehensive income to net income	21,234	(36,118)
Depreciation and amortization	51,994	48,890
Deferred income taxes	1,010	(5,719)
Provision for inventory obsolescence	598	762
Allowances for accounts receivable	827	557
Pension and postretirement plans expense	845	275
Other	(1,055)	(184)
Pension contributions	(16,143)	(3,322)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(18,272)	(12,546)
Inventories, net	(5,284)	(8,397)
Hedging activities, net	5,962	(13,589)
Other assets	9,456	3,877
Accounts payable	498	10,078
Other accrued liabilities	3,915	2,859

NET CASH PROVIDED BY OPERATING ACTIVITIES	126,802	66,181

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29,235)	(43,425)
Proceeds from sale of property, plant and equipment	981	1,307
Repurchase of distributor territories	(7,002)	(6,473)
Principal payments from notes receivable	7,998	6,714
Acquisitions, net of cash acquired	—	(164,485)
Contingent acquisition consideration payments	—	(5,000)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(27,258)	(211,362)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(42,325)	(38,433)
Exercise of stock options	7,961	12,471
Excess windfall tax benefit related to share-based payment awards	1,429	3,060
Payments for debt issuance costs	(3,875)	—
Stock repurchases	(1,354)	(18,029)
Change in bank overdraft	(5,149)	5,234
Proceeds from debt borrowings	731,340	499,000
Debt and capital lease obligation payments	(573,025)	(308,948)
Payment of financing fees	—	(2,108)
Other	—	(80)

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,002	152,167

Net increase in cash and cash equivalents	214,546	6,986
Cash and cash equivalents at beginning of period	7,783	6,755

Cash and cash equivalents at end of period	$222,329	$13,741

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 14, 2012 and July 16, 2011 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2012 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2012 (sixteen weeks), second quarter ended July 14, 2012 (twelve weeks), third quarter ending October 6, 2012 (twelve weeks) and fourth quarter ending December 29, 2012 (twelve weeks).

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

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
	(Percent of Sales)		(Percent of Sales)
DSD	18.4%	18.3%	17.9%	18.1%
Warehouse delivery	3.3	3.8	3.6	3.9

Total	21.7%	22.1%	21.5%	22.0%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our accounting policies from those disclosed in our Form 10-K filed for the year ended December 31, 2011.

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted under certain circumstances. The company is analyzing the potential impact of this guidance on the company’s consolidated financial statements.

3. COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $43.0 million and $84.8 million for the twelve and twenty-eight weeks ended July 14, 2012, respectively. Total comprehensive income was $3.5 million and $40.3 million for the twelve and twenty-eight weeks ended July 16, 2011, respectively.

During the twenty-eight weeks ended July 14, 2012, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, December 31, 2011	$(112,047)
Derivative instruments transactions:
Loss reclassified to earnings (materials, labor and other production costs), net of income tax of $8,802	14,060
Net amount of gain recognized on the effective portion, net of income tax of $1,846	2,949
Pension and postretirement plans transactions:
Amortization of actuarial loss, net of income tax of $992	1,585
Amortization of prior service credits, net of income tax of $(54)	(85)

Accumulated other comprehensive loss, July 14, 2012	$(93,538)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

The balance in accumulated other comprehensive income (loss) consists of the following:

	July 14, 2012	December 31, 2011
	(Amounts in thousands)
Derivatives designated as cash flow hedges	$2,101	$(14,908)
Pension and postretirement plans	(95,639)	(97,139)

Total	$(93,538)	$(112,047)

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

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments were accrued because they were not paid at closing. During the twenty-eight weeks ended July 14, 2012, the company paid a portion of the accrued change in control payments. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

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

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based in the estimated fair value at the merger date (amounts in thousands):

Fair value of consideration transferred:
Total tender, merger consideration, debt cash payments and change in control payments	$172,109

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$44,153
Inventories	7,789
Property, plant, and equipment	99,796
Identifiable intangible assets	51,419
Deferred income taxes	15,516
Financial liabilities	(66,359)

Net recognized amounts of identifiable assets acquired	$152,314

Goodwill	$19,795

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted average Amortization years
Trademarks	$36,409	40.0
Customer relationships	13,487	25.0
Distributor relationships	1,523	15.0

	$51,419	35.3

Goodwill of $19.8 million is allocated to the DSD operating segment. The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, distribute TastyKake products throughout our distribution network and to distribute Nature’s Own products throughout the legacy Tasty distribution network. None of the intangible assets, including goodwill, are deductible for tax purposes.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due is $20.2 million, of which $2.9 million is expected to be uncollectible. The company did not acquire any other class of receivable as a result of the merger with Tasty. There were adjustments of $0.2 million recorded to goodwill for the Tasty acquisition during the twelve weeks ended July 14, 2012.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2011 (amounts in thousands, except per share data):

	For the Twelve Weeks Ended	For the Twenty-Eight Weeks Ended
	July 16, 2011	July 16, 2011
Sales:
As reported	$642,596	$1,444,421
Pro forma	$677,506	$1,496,036
Net income:
As reported	$28,210	$69,371
Pro forma	$25,749	$73,378
Basic net income per common share:
As reported	$0.21	$0.51
Pro forma	$0.19	$0.54
Diluted net income per common share:
As reported	$0.21	$0.51
Pro forma	$0.19	$0.54

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

5. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 14, 2012, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of December 31, 2011	$212,629	$7,101	$219,730
Increase in goodwill related to acquisition (Note 4, Acquisition)	218	—	218

Balance as of July 14, 2012	$212,847	$7,101	$219,948

As of July 14, 2012 and December 31, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 14, 2012			December 31, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$8,111	$63,566	$71,677	$6,790	$64,887
Customer relationships	88,921	20,803	68,118	88,921	18,162	70,759
Non-compete agreements	1,874	1,421	453	1,874	1,397	477
Distributor relationships	4,123	797	3,326	4,123	649	3,474
Supply agreement	1,050	1,050	—	1,050	916	134

Total	$167,645	$32,182	$135,463	$167,645	$27,914	$139,731

There is an additional $1.5 million indefinite life intangible asset separately identified from goodwill.

Aggregate amortization expense for the twelve and twenty-eight weeks ending July 14, 2012 and July 16, 2011 were as follows (amounts in thousands):

Amortization expense
For the twelve weeks ended July 14, 2012	$1,752
For the twelve weeks ended July 16, 2011	$1,535
For the twenty-eight weeks ended July 14, 2012	$4,245
For the twenty-eight weeks ended July 16, 2011	$3,365

Estimated net amortization of intangibles for the remainder of fiscal 2012 and the next four years is as follows (amounts in thousands):

Amortization of intangibles, net
Remainder of 2012	$3,458
2013	$7,471
2014	$7,331
2015	$7,138
2016	$7,041

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

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 14, 2012	$3,143
For the twelve weeks ended July 16, 2011	$2,968
For the twenty-eight weeks ended July 14, 2012	$7,347
For the twenty-eight weeks ended July 16, 2011	$6,879

At July 14, 2012 and December 31, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 14, 2012	December 31, 2011
Distributor notes receivable	$116,063	$117,058
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,867	14,736

Long-term portion of distributor notes receivable	$101,196	$102,322

At July 14, 2012 and December 31, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

The fair value of the company’s variable rate debt at July 14, 2012 approximates the recorded value. The fair value of the 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $411.4 million while the carrying value is $399.1 million on July 14, 2012. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

For fair value disclosure information about our derivative assets and liabilities see Note 7, Derivative Financial Instruments.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The company measures the fair value of its derivative portfolio by using the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. These measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

Level 1: Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets

Level 2: Modeled fair value with model inputs that are all observable market values

Level 3: Modeled fair value with at least one model input that is not an observable market value

COMMODITY PRICE RISK

The company enters into commodity derivatives designated as cash-flow hedges of existing or future exposure to changes in various raw material prices. The positions held in the portfolio effectively fix the price, or limit increases in price, for various periods of time extending as far as fiscal 2016. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production.

As of July 14, 2012, the company’s hedge portfolio contained commodity derivatives with a net fair value of $11.4 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$12.9	$—	$—	$12.9
Other long-term	0.5	—	—	0.5

Total	13.4	—	—	13.4

Liabilities:
Other current	—	(1.6)	—	(1.6)
Other long-term	—	(0.4)	—	(0.4)

Total	—	(2.0)	—	(2.0)

Net Fair Value	$13.4	$(2.0)	$—	$11.4

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company-held commodity derivatives at July 14, 2012 and December 31, 2011 qualified for hedge accounting.

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

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. The current notional amount for the swaps of this amortizing loan is $75.0 million.

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

As of July 14, 2012, the fair value of the interest rate swaps was $(2.0) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	—	(1.9)	—	(1.9)
Other long-term	—	(0.1)	—	(0.1)

Total	—	(2.0)	—	(2.0)

Net Fair Value	$—	$(2.0)	$—	$(2.0)

The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 14, 2012		December 31, 2011		July 14, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$1,938	Other current liabilities	$2,639
Interest rate contracts	—	—	—	—	Other long term liabilities	74	Other long term liabilities	765
Commodity contracts	Other current assets	12,935	Other current assets	—	Other current liabilities	1,613	Other current liabilities	5,439
Commodity contracts	Other long term assets	465	Other long term assets	61	Other long term liabilities	357	Other long term liabilities	278

Total		$13,400		$61		$3,982		$9,121

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	July 14, 2012	July 16, 2011		July 14, 2012	July 16, 2011
Interest rate contracts	$(35)	$(105)	Interest (expense) income	$(411)	$(380)
Commodity contracts	9,993	(17,195)	Production costs(1)	(3,613)	8,117

Total	$9,958	$(17,300)		$(4,024)	$7,737

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twenty-eight weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twenty-eight weeks ended
	July 14, 2012	July 16, 2011		July 14, 2012	July 16, 2011
Interest rate contracts	$(1,583)	$(242)	Interest (expense) income	$(1,001)	$1,181
Commodity contracts	4,532	(8,565)	Production costs(1)	(13,059)	(22,213)

Total	$2,949	$(8,807)		$(14,060)	$(21,032)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next five years are as follows (amounts in millions and net of tax) at July 14, 2012:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(2.3)	$(1.4)	$(3.7)
Expiring in 2012	3.8	(0.8)	3.0
Expiring in 2013	3.4	(0.5)	2.9
Expiring in 2014	—	—	—
Expiring in 2015	—	—	—
Expiring in 2016	(0.1)	—	(0.1)

Total	$4.8	$(2.7)	$2.1

As of July 14, 2012, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Interest rate contracts	$75.0
Wheat contracts	90.7
Soybean Oil contracts	27.3
Natural gas contracts	9.0

Total	$202.0

The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $75.0 million represents the current settlement notional amount. Note 8, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at July 14, 2012. As of July 14, 2012 and December 31, 2011, the company had $1.2 million and $11.8 million, respectively, in other current assets representing collateral for hedged positions. As of July 14, 2012, the company also had $(7.3) million in other current liabilities representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at July 14, 2012 and December 31, 2011 (amounts in thousands):

	July 14, 2012	December 31, 2011
Unsecured credit facility	$—	$225,000
Unsecured term loan	75,000	90,000
4.375% senior notes due 2022	399,067	—
Capital lease obligations	12,319	9,272
Other notes payable	1,651	1,902

	488,037	326,174
Less current maturities	62,694	42,768

Total long-term debt and capital leases	$425,343	$283,406

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of July 14, 2012 and December 31, 2011, the bank overdraft balance was $5.0 million and $10.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $14.4 million and $14.7 million at July 14, 2012 and December 31, 2011, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Senior Notes, Credit Facility, and Term Loan

Senior Notes. On April 3, 2012, the company issued $400 million of ten-year 4.375% Senior Notes (the “notes”). The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds will be used for future acquisitions, general corporate purposes and working capital. The face value of the notes is $400.0 million and the current discount on the notes is $1.0 million. The company paid costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of July 14, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of July 14, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were no outstanding borrowings under the credit facility at July 14, 2012, and $225.0 million outstanding at December 31, 2011. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-Q. For the twenty-eight weeks ending July 14, 2012, the company borrowed $332.3 million in revolving borrowings under the credit facility and repaid $557.3 million in revolving borrowings. On July 14, 2012, the company had $485.6 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $14.4 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of July 14, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of July 14, 2012 and December 31, 2011, the amounts outstanding under the term loan were $75.0 million and $90.0 million, respectively.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 14, 2012 and December 31, 2011, there was $11.4 million and $7.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net income	$28,380	$28,210	$66,323	$69,371

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	135,807	135,299	135,629	135,202
Weighted average shares outstanding for participating securities	—	—	—	82

Basic weighted average shares outstanding for common stock	135,807	135,299	135,629	135,284

Basic earnings per common share	$0.21	$0.21	$0.49	$0.51

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	135,807	135,299	135,629	135,284
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,909	1,926	1,804	1,450

Diluted weighted average shares outstanding for common stock	137,716	137,225	137,433	136,734

Diluted earnings per common share	$0.21	$0.21	$0.48	$0.51

The following shares were not included in the computation of diluted earnings per share for the twelve and twenty-eighty weeks ended July 14, 2012 and July 16, 2011 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended July 14, 2012	—
For the twelve weeks ended July 16, 2011	—
For the twenty-eight weeks ended July 14, 2012	48
For the twenty-eight weeks ended July 16, 2011	1,654

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

Non-Qualified Stock Options

The following non-qualified stock options (“NQSO”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010
Shares granted	2,142	1,703
Exercise price	16.31	16.67
Vesting date	2/10/2014	2/9/2013
Fair value per share ($)	3.47	3.69
Dividend yield (%)(1)	3.00	3.00
Expected volatility (%)(2)	29.20	30.60
Risk-free interest rate (%)(3)	2.44	2.35
Expected option life (years)(4)	5.00	5.00
Outstanding at July 14, 2012	2,105	1,629

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.
3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
4.	Expected option life — The 2010 and 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The summary of the shares granted and outstanding for NQSO activity for the twenty-eight weeks ended July 14, 2012 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	NQSO	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,423	$15.67
Exercised	(605)	$13.17
Forfeited	(14)	$16.33

Outstanding at July 14, 2012	6,804	$15.90	4.01	$42,212

Exercisable at July 14, 2012	3,080	$15.21	2.63	$21,237

As of July 14, 2012, there was $3.4 million of total unrecognized compensation expense related to outstanding NQSO. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.

The cash received, the windfall tax benefits, and intrinsic value from NQSO exercises for the twenty-eight weeks ended July 14, 2012 and July 16, 2011 were as follows (amounts in thousands):

	July 14, 2012	July 16, 2011
Cash received from exercises	$7,961	$12,471
Cash tax windfall, net	$1,465	$3,030
Intrinsic value of NQSO exercised	$5,859	$11,494

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2010, during the twenty-eight weeks ended July 14, 2012, the Company TSR rank was less than the 37th percentile and the grant was reduced by 16.9% of the award or 43,490 common shares. The total amount of shares that vested to plan participants was 213,271. Because the company achieved the ROI Target the cost for the portion of the award that did not vest was not reversed.

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

The following performance-contingent restricted stock awards have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	2/10/2011
Shares granted	324
Approximate vesting date	2/10/2013
Fair value per share	$15.93

A summary of the status of the company’s nonvested shares for performance-contingent restricted stock as of July 14, 2012, and changes during the twenty-eight weeks ended July 14, 2012, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Nonvested at December 31, 2011	576	$16.67
Vested	(213)	$17.59
Grant reduction for not achieving the S&P TSR	(43)	$17.59
Forfeited	(2)	$16.50

Nonvested at July 14, 2012	318	$15.93	0.81	$7,024

As of July 14, 2012, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the twenty-eight weeks ended July 16, 2011 was $3.4 million.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual. During the first quarter of fiscal 2012 an aggregate of 18,330 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the twenty-eight weeks ending July 14, 2012, a total of 20,205 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2012, non-employee directors were granted an aggregate of 47,800 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the twenty-eight weeks ending July 14, 2012, there were 25,200 deferred shares awards exercised for annual grant awards.

The deferred stock activity for the twenty-eight weeks ended July 14, 2012 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	231	$16.43
Deferred stock issued	66	$20.62
Deferred stock exercised	(45)	$18.00

Balance at July 14, 2012	252	$17.24	0.33	$5,564

Outstanding vested at July 14, 2012	160	$15.98		$3,541

Outstanding unvested at July 14, 2012	92	$19.45	0.90	$2,204

Shares vesting during the quarter ended July 14, 2012	77	$18.62		$1,709

As of July 14, 2012, there was $1.3 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP.

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

The fair value of the rights at July 14, 2012 ranged from $9.54 to $21.49. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 14, 2012: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 0.25% and expected life of 0.15 years to 1.95 years.

The rights activity for the twenty-eight weeks ended July 14, 2012 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Outstanding at December 31, 2011	187	$12.03
Rights exercised	(35)	$15.61

Outstanding at July 14, 2012	152	$11.19	2.29	$1,968

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense (income) for the twelve and twenty-eight week periods ended July 14, 2012 and July 16, 2011, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Stock options	$784	$1,140	$1,986	$4,682
Restricted stock	580	1,117	1,585	2,549
Stock appreciation rights	164	830	588	1,344
Deferred stock	302	370	735	812

Total stock based compensation	$1,830	$3,457	$4,894	$9,387

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 14, 2012 as compared to accounts at December 31, 2011 (amounts in thousands):

	As Of
	July 14, 2012	December 31, 2011
Current benefit liability	$1,335	$1,335
Noncurrent benefit liability	$136,831	$155,263
Accumulated other comprehensive loss	$95,639	$97,139

Defined Benefit Plans and Nonqualified Plan

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 14, 2012, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company has contributed $16.1 million to its qualified pension plans during 2012, and is reviewing the potential implications of MAP-21 on its expected contributions for the remainder of the year.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Service cost	$140	$110	$327	$257
Interest cost	5,001	4,607	11,669	10,224
Expected return on plan assets	(6,068)	(5,474)	(14,162)	(12,130)
Amortization of net loss	1,173	629	2,738	1,467

Total net periodic benefit (income) cost	$246	$(128)	$572	$(182)

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

The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Service cost	$106	$97	$247	$229
Interest cost	140	182	326	393
Amortization of prior service (credit) cost	(59)	(59)	(139)	(139)
Amortization of net (gain) loss	(70)	(11)	(161)	(26)

Total net periodic benefit cost	$117	$209	$273	$457

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twenty-eight weeks ended July 14, 2012 and July 16, 2011, the total cost and employer contributions were $11.0 million and $10.1 million, respectively.

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a 401(k) savings plan. No employer contributions were made to the Tasty 401(k) savings plan during fiscal 2011, subsequent to the acquisition, or during the twenty-eight weeks ended July 14, 2012. The Tasty 401(k) Savings Plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon receipt of a final determination letter.

14. INCOME TAXES

The company’s effective tax rate for the twelve and twenty-eight weeks ended July 14, 2012 was 36.2% and 36.0% respectively. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the twelve and twenty-eight weeks ended July 14, 2012, the company’s activity with respect to its uncertain tax positions and related interest accruals was immaterial.

15. SEGMENT REPORTING

The company’s DSD segment produces fresh and frozen packaged bread, rolls, tortillas, and snack products and the warehouse delivery segment produces frozen bread, rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows:

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
SALES:
DSD	$571,554	$530,765	$1,317,257	$1,184,996
Warehouse delivery	141,879	142,346	337,828	334,148
Eliminations: Sales from warehouse delivery to DSD	(24,727)	(24,330)	(59,768)	(61,157)
Sales from DSD to warehouse delivery	(7,145)	(6,185)	(15,550)	(13,566)

	$681,561	$642,596	$1,579,767	$1,444,421

DEPRECIATION AND AMORTIZATION:
DSD	$18,148	$16,167	$41,968	$38,034
Warehouse delivery	4,147	4,593	10,073	10,649
Unallocated corporate costs	(40)	138	(47)	207

	$22,255	$20,898	$51,994	$48,890

INCOME FROM OPERATIONS:
DSD	$51,569	$51,339	$115,391	$115,558
Warehouse delivery	6,320	5,117	15,914	16,448
Unallocated corporate costs	(10,472)	(13,345)	(24,671)	(27,377)

	$47,417	$43,111	$106,634	$104,629

NET INTEREST (EXPENSE) INCOME	$(2,935)	$596	$(2,959)	$2,358

INCOME BEFORE INCOME TAXES	$44,482	$43,707	$103,675	$106,987

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended July 14, 2012			For the Twelve Weeks Ended July 16, 2011
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$335,447	$23,067	$358,514	$307,841	$23,805	$331,646
Store Branded Retail	98,577	26,164	124,741	90,408	29,298	119,706
Non-retail and Other	130,385	67,921	198,306	126,331	64,913	191,244

Total	$564,409	$117,152	$681,561	$524,580	$118,016	$642,596

	For the Twenty-Eight Weeks Ended July 14, 2012			For the Twenty-Eight Weeks Ended July 16, 2011
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$770,678	$53,297	$823,975	$680,799	$51,712	$732,511
Store Branded Retail	216,522	64,136	280,658	190,917	68,578	259,495
Non-retail and Other	314,507	160,627	475,134	299,714	152,701	452,415

Total	$1,301,707	$278,060	$1,579,767	$1,171,430	$272,991	$1,444,421

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 14, 2012, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the acquisition discussed below.

On July 21, 2012, two wholly owned subsidiaries of the company acquired Lepage Bakeries, Inc. (“Lepage”) and certain affiliated companies. Lepage operates two bakeries in Maine and one in Vermont and serves customers primarily in the northeastern United States with an extensive line of Country Kitchen and Barowsky’s branded bread. The results of Lepage’s operations will be included in the company’s condensed consolidated financial statements in the third quarter ending on October 6, 2012 and will be included in the company’s DSD segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity.

The aggregate purchase price was $383.0 million. The acquisition of Lepage and certain of its affiliates was completed by the purchase of all the issued and outstanding shares of Lepage and certain affiliates by a wholly-owned subsidiary of the company for $300.0 million in cash and $20.0 million in deferred payments beginning on the fourth anniversary of the closing date. Certain other Lepage affiliates merged into a wholly-owned subsidiary of the company in exchange for 2,178,648 shares of our common stock valued at $44.6 million at closing. The common shares were computed based on $50.0 million divided by the average closing price over twenty trading days ending five days prior to close. An additional $18.4 million was paid to the shareholders of Lepage at closing in connection with certain incremental tax liabilities that will be incurred by the shareholders if the parties jointly make an election under Section 338(h)(10) of the Internal Revenue Code. In the event the parties decide not to make such an election, these payments will be returned to the company.

The company incurred $1.5 million and $1.7 million of acquisition-related costs during the twelve and twenty-eight weeks ended July 14, 2012, respectively, for Lepage. These expenses are included in the selling, distribution and administrative expense line item in the company’s condensed consolidated statements of income for the twelve and twenty-eight weeks ended July 14, 2012. Additional costs of $4.5 million related to the acquisition were paid at closing.

These disclosures are all based on our preliminary estimates of the fair values of the consideration paid. The purchase price allocation will be shown once the valuations for the assets acquired and liabilities assumed have been completed during our fiscal third quarter. We expect these values to change when we file our results of operations for the twelve and forty weeks ended October 6, 2012. This acquisition will be accounted for as a business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 14, 2012 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

OVERVIEW:

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment operates 35 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through its DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, and Southwest as well as in select markets in the Northeast, California, and Nevada. The warehouse segment operates 9 bakeries and produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels and one mix plant that produces bakery mixes.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. During the second quarter of 2012, our results were impacted by the competitive landscape and high promotional activity within the baking industry. Sales for the quarter ended July 14, 2012 increased 6.1% from the quarter ended July 16, 2011. This increase was primarily due to the Tasty Baking Company (“Tasty”) acquisition in the second quarter of fiscal 2011 which contributed 4.5% of the growth and to net positive pricing and mix shifts of 2.3%, partially offset by a decrease in volume of 0.7%. Sales for the twenty-eight weeks ended July 14, 2012 increased 9.4% from the twenty-eight weeks ended July 16, 2011. This increase was primarily due to the Tasty acquisition in fiscal 2011 which contributed 6.4% of the growth and to net positive pricing and mix shifts of 2.4% and volume increases of 0.6%.

For the twelve weeks ended July 14, 2012 and July 16, 2011, diluted net income per share was $0.21 per share. For the twelve weeks ended July 14, 2012, net income was $28.4 million, a 0.6% increase compared to $28.2 million reported for the twelve weeks ended July 16, 2011.

For the twenty-eight weeks ended July 14, 2012, diluted net income per share was $0.48 as compared to $0.51 per share for the twenty-eight weeks ended July 16, 2011, a 5.9% decrease. For the twenty-eight weeks ended July 14, 2012, net income was $66.3 million, a 4.4% decrease compared to $69.4 million reported for the twenty-eight weeks ended July 16, 2011.

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

Subsequent to the end of the second quarter, on July 21, 2012, two wholly owned subsidiaries of the company acquired Lepage Bakeries, Inc. (“Lepage”) and certain affiliated companies. Lepage operates two bakeries in Maine and one in Vermont and serves customers primarily in the northeastern United States with an extensive line of Country Kitchen and Barowsky’s branded bread. The results of Lepage’s operations will be included in the company’s consolidated financial statements in the third quarter ending on October 6, 2012 and will be included in the company’s DSD segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity.

The aggregate purchase price was $383.0 million. The acquisition of Lepage and certain of its affiliates was completed by the purchase of all the issued and outstanding shares of Lepage and certain affiliates by a wholly-owned subsidiary of the company for

$300.0 million in cash and $20.0 million in deferred payments beginning on the fourth anniversary of the closing date. Certain other Lepage affiliates merged into a wholly-owned subsidiary of the company in exchange for 2,178,648 shares of our common stock valued at $44.6 million at closing. The common shares were computed based on $50.0 million divided by the average closing price over twenty trading days ending five days prior to close. An additional $18.4 million was paid to the shareholders of Lepage at closing in connection with certain incremental tax liabilities that will be incurred by the shareholders if the parties jointly make an election under Section 338(h)(10) of the Internal Revenue Code. In the event the parties decide not to make such an election, these payments will be returned to the company.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 14, 2012 and July 16, 2011, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011	Dollars	%
Sales
DSD	$564,409	$524,580	82.8	81.6	$39,829	7.6
Warehouse delivery	117,152	118,016	17.2	18.4	(864)	(0.7)

Total	$681,561	$642,596	100.0	100.0	$38,965	6.1

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$277,455	$251,435	49.2	47.9	$26,020	10.3
Warehouse delivery(1)	88,203	90,452	75.3	76.6	(2,249)	(2.5)

Total	$365,658	$341,887	53.7	53.2	$23,771	7.0

Selling, distribution and administrative expenses
DSD(1)	$217,237	$205,639	38.5	39.2	$11,598	5.6
Warehouse delivery(1)	18,482	17,854	15.8	15.1	628	3.5
Corporate(2)	10,512	13,207	—	—	(2,695)	(20.4)

Total	$246,231	$236,700	36.1	36.8	$9,531	4.0

Depreciation and amortization
DSD(1)	$18,148	$16,167	3.2	3.1	$1,981	12.2
Warehouse delivery(1)	4,147	4,593	3.5	3.9	(446)	(9.7)
Corporate(2)	(40)	138	—	—	(178)	NM

Total	$22,255	$20,898	3.3	3.3	$1,357	6.5

Income from operations
DSD(1)	$51,569	$51,339	9.1	9.8	$230	0.5
Warehouse delivery(1)	6,320	5,117	5.4	4.3	1,203	23.5
Corporate(2)	(10,472)	(13,345)	—	—	2,873	21.5

Total	$47,417	$43,111	7.0	6.7	$4,306	10.0

Interest (expense) income, net	$(2,935)	$596	(0.4)	0.1	$3,531	NM
Income taxes	$16,102	$15,497	2.4	2.4	$605	3.9

Net income	$28,380	$28,210	4.2	4.4	$170	0.6

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 14, 2012 and July 16, 2011, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011	Dollars	%
Sales
DSD	$1,301,707	$1,171,430	82.4	81.1	$130,277	11.1
Warehouse delivery	278,060	272,991	17.6	18.9	5,069	1.9

Total	$1,579,767	$1,444,421	100.0	100.0	$135,346	9.4

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$636,664	$550,078	48.9	47.0	$86,586	15.7
Warehouse delivery(1)	207,972	204,067	74.8	74.8	3,905	1.9

Total	$844,636	$754,145	53.5	52.2	$90,491	12.0

Selling, distribution and administrative expenses
DSD(1)	$507,684	$467,760	39.0	39.9	$39,924	8.5
Warehouse delivery(1)	44,101	41,827	15.9	15.3	2,274	5.4
Corporate(2)	24,718	27,170	—	—	(2,452)	(9.0)

Total	$576,503	$536,757	36.5	37.2	$39,746	7.4

Depreciation and amortization
DSD(1)	$41,968	$38,034	3.2	3.2	$3,934	10.3
Warehouse delivery(1)	10,073	10,649	3.6	3.9	(576)	(5.4)
Corporate(2)	(47)	207	—	—	(254)	NM

Total	$51,994	$48,890	3.3	3.4	$3,104	6.3

Income from operations
DSD(1)	$115,391	$115,558	8.9	9.9	$(167)	(0.1)
Warehouse delivery(1)	15,914	16,448	5.7	6.0	(534)	(3.3)
Corporate(2)	(24,671)	(27,377)	—	—	2,706	(9.9)

Total	$106,634	$104,629	6.7	7.2	$2,005	1.9

Interest (expense) income, net	$(2,959)	$2,358	(0.2)	0.2	$(5,317)	NM
Income taxes	$37,352	$37,616	2.4	2.6	$(264)	(0.7)

Net income	$66,323	$69,371	4.2	4.8	$(3,048)	(4.4)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 14, 2012 COMPARED TO TWELVE WEEKS ENDED JULY 16, 2011

Consolidated Sales.

	For the Twelve Weeks Ended July 14, 2012		For the Twelve Weeks Ended July 16, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$358,514	52.6%	$331,646	51.6%	8.1%
Store Branded Retail	124,741	18.3	119,706	18.6	4.2%
Non-Retail and Other	198,306	29.1	191,244	29.8	3.7%

Total	$681,561	100.0%	$642,596	100.0%	6.1%

The 6.1% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.3%
Volume	(0.7)%
Acquisition	4.5%

Total Percentage Change in Sales	6.1%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty acquisition and, to a lesser extent, pricing/mix increases. Increases in branded cake and branded soft variety were partially offset by decreases in branded white bread. The increase in store branded retail sales was due to the acquisition and pricing/mix increases. The increase in non-retail and other sales was due primarily to volume increases.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended July 14, 2012		For the Twelve Weeks Ended July 16, 2011		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$335,447	59.4%	$307,841	58.7%	9.0%
Store Branded Retail	98,577	17.5	90,408	17.2	9.0%
Non-Retail and Other	130,385	23.1	126,331	24.1	3.2%

Total	$564,409	100.0%	$524,580	100.0%	7.6%

The 7.6% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	1.5%
Volume	0.6%
Acquisition	5.5%

Total Percentage Change in Sales	7.6%

Sales category discussion

The increase in branded retail sales was due to the Tasty acquisition, pricing/mix increases and volume increases in soft variety, partially offset by overall volume declines with the largest decrease in branded white bread. The increase in store branded retail sales was due to the Tasty acquisition and increases in buns/rolls/tortillas. The increase in non-retail and other sales was due primarily to volume increases in foodservice sales.

Warehouse Delivery Sales.

	For the Twelve Weeks Ended July 14, 2012		For the Twelve Weeks Ended July 16, 2011		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$23,067	19.7%	$23,805	20.2%	(3.1)%
Store Branded Retail	26,164	22.3	29,298	24.8	(10.7)%
Non-Retail and Other	67,921	58.0	64,913	55.0	4.6%

Total	$117,152	100.0%	$118,016	100.0%	(0.7)%

The 0.7% decrease in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	3.8%
Volume	(4.5)%

Total Percentage Change in Sales	(0.7)%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower multi-pak cake volume and pricing/mix decreases. The decrease in store branded retail sales was due to volume decreases in store branded cake partially offset by pricing/mix increases. The increase in non-retail and other sales, which include contract manufacturing and vending, was due to pricing/mix increases, partially offset by volume decreases, primarily in contract manufacturing.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to increases in ingredient costs, particularly flour and sweeteners, partially offset by lower energy costs as a percent of sales and efficiency gains.

The DSD segment increase as a percent of sales was due to higher ingredient costs, primarily flour and, to a lesser extent, oil, and higher costs for the Tasty acquisition, partially offset by sales increases and efficiency gains.

The warehouse delivery segment decrease as a percent of sales was primarily a result of lower energy and repairs and maintenance costs and increased efficiencies, partially offset by higher ingredient and packaging costs. The higher ingredient costs were driven by increases in flour, sugar and salad oil, partially offset by lower palm shortening.

Selling, Distribution and Administrative Expenses. The decrease as a percent of sales was due to lower acquisition related expenses and lower workforce-related costs as a percent of sales. The acquisition related costs were $2.3 million for the quarter, as compared to $4.5 million in last year’s second quarter. These costs are included in unallocated corporate expenses.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales due to sales increases, lower workforce-related costs and lower costs for Tasty.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs which increased 30 basis points as a percent of sales and lower sales.

Depreciation and Amortization. Depreciation and amortization increased primarily due to the Tasty acquisition.

The DSD segment’s depreciation and amortization expense increase was mainly due to the Tasty acquisition. The warehouse delivery segment’s depreciation and amortization expense decreased primarily to assets fully depreciated subsequent to the second quarter of fiscal 2011.

Income from Operations. The modest increase in the DSD segment income from operations was attributable to higher sales, partially offset by increases in input costs. During the quarter, the Tasty acquisition was slighty positive to operating income. The increase in the warehouse delivery segment income from operations was primarily a result of lower materials, supplies, labor and other production costs described above partially offset by higher distribution costs. The decrease in unallocated corporate expenses was primarily due to the lower acquisition related costs discussed above.

Net Interest Expense. The increase was related to higher interest expense due to higher debt outstanding from the senior notes issued in the first quarter of fiscal 2012.

Income Taxes. The effective tax rate for the second quarter of fiscal 2012 was 36.2% compared to 35.5% in the second quarter of the prior year. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

TWENTY-EIGHT WEEKS ENDED JULY 14, 2012 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 16, 2011

Consolidated Sales.

	For the Twenty-Eight Weeks Ended July 14, 2012		For the Twenty-Eight Weeks Ended July 16, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$823,975	52.2%	$732,511	50.7%	12.5%
Store Branded Retail	280,658	17.8	259,495	18.0	8.2%
Non-Retail and Other	475,134	30.0	452,415	31.3	5.0%

Total	$1,579,767	100.0%	$1,444,421	100.0%	9.4%

The 9.4% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.4%
Volume	0.6%
Acquisition	6.4%

Total Percentage Change in Sales	9.4%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty acquisition and, to a lesser extent, positive net pricing/mix and volume increases in soft variety, partially offset by overall volume declines, particularly white bread and buns and sandwich rounds. The increase in store branded retail sales was primarily due to the Tasty acquisition and increases in store branded buns/rolls/tortillas. The increase in non-retail and other sales was due primarily to volume increases in foodservice sales as well as acquisition contribution.

Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended July 14, 2012		For the Twenty-Eight Weeks Ended July 16, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$770,678	59.2%	$680,799	58.1%	13.2%
Store Branded Retail	216,522	16.6	190,917	16.3	13.4%
Non-Retail and Other	314,507	24.2	299,714	25.6	4.9%

Total	$1,301,707	100.0%	$1,171,430	100.0%	11.1%

The 11.1% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.6%
Volume	0.7%
Acquisition	7.8%

Total Percentage Change in Sales	11.1%

Sales category discussion

The increase in branded retail sales was due to the Tasty acquisition and, to a lesser extent, and positive net pricing/mix, partially offset by volume declines with the largest decreases in white bread and buns and sandwich rounds. The increase in store branded retail was primarily from growth in store brand white bread and store brand buns/rolls/tortillas as well as growth in store brand cake due to the Tasty acquisition. The increase in non-retail and other sales was primarily due to increased volume in foodservice sales and contribution from the Tasty acquisition.

Warehouse Delivery Sales.

	For the Twenty-Eight Weeks Ended July 14, 2012		For the Twenty-Eight Weeks Ended July 16, 2011		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$53,297	19.2%	$51,712	18.9%	3.1%
Store Branded Retail	64,136	23.1	68,578	25.1	(6.5)%
Non-Retail and Other	160,627	57.7	152,701	56.0	5.2%

Total	$278,060	100.0%	$272,991	100.0%	1.9%

The 1.9% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	1.5%
Volume	0.4%

Total Percentage Change in Sales	1.9%

Sales category discussion

The increase in branded retail sales was primarily due to increases in bakery deli volume and brand snack growth from both volume and pricing/mix increases. The decrease in store branded retail sales was due to volume decreases, partially offset by pricing/mix increases. The increases in non-retail and other sales, which include contract manufacturing and vending, was due to volume increases, partially offset by pricing and mix decreases.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to significantly higher ingredient costs, primarily flour and to a lesser extent sweeteners, and higher packaging costs, partially offset by sales increases, prior year plant closure costs, lower energy costs and improved efficiency. Costs of $2.8 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment increase as a percent of sales was primarily a result of significant increases in ingredient costs, primarily flour, and higher costs for Tasty, partially offset by sales increases, prior year plant closure costs, efficiency gains and lower workforce-related costs as a percent of sales.

The warehouse delivery segment as a percent of sales was unchanged from the prior year. Increases in ingredient costs, primarily flour, as a percent of sales were offset by lower workforce-related, repairs and maintenance and energy costs as a percent of sales.

Selling, Distribution and Administrative Expenses. The decrease as a percent of sales was due to lower acquisition related costs, workforce-related costs as a percent of sales and prior year plant closure costs. In the prior year, we incurred $5.3 million of acquisition related costs as compared to $3.4 million in the current year. Costs of $2.4 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to sales increases, the prior year plant closure costs, lower distribution costs, and lower costs for Tasty as a percent of sales.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs which increased 40 basis points as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased due to the acquisition.

The DSD segment’s depreciation and amortization expense increased primarily due to the acquisition. The warehouse delivery segment’s depreciation and amortization expense decreased primarily as a result of assets fully depreciated subsequent to the second quarter of fiscal 2011.

Income from Operations. The modest decrease in the DSD segment income from operations was attributable to higher input costs as a percent of sales, partially offset by sales increases and costs associated with the closure of a manufacturing facility in the first quarter of fiscal 2011. The decrease in the warehouse delivery segment income from operations was primarily a result of higher materials, supplies, labor, and other production costs as described above. The decrease in unallocated corporate expenses was primarily due to lower acquisition related costs.

Net Interest Expense. The increase was due to higher interest expense due to higher debt outstanding from the senior notes issued in the first quarter of this year.

Income Taxes. The effective tax rate for the twenty-eight weeks ended July 14, 2012 and July 16, 2011 was 36.0% and 35.2%, respectively. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

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

Cash Flows

Flowers Foods’ cash and cash equivalents increased to $222.3 million at July 14, 2012 from $7.8 million at December 31, 2011. The increase resulted from $126.8 million provided by operating activities and $115.0 million provided by financing activities, offset by $27.3 million disbursed for investing activities.

Cash Flows Provided by Operating Activities. Net cash of $126.8 million provided by operating activities during the twenty-eight weeks ended July 14, 2012 consisted primarily of $66.3 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$51,994
Gain reclassified from accumulated other comprehensive income to net income	21,234
Stock-based compensation	4,894
Deferred income taxes	1,010
Provision for inventory obsolescence	598
Allowances for accounts receivable	827
Pension and postretirement plans expense	845
Other	(1,055)

Total	$80,347

Cash disbursed for working capital and other activities was $19.8 million. As of July 14, 2012, the company had $1.2 million recorded in other current assets representing collateral for hedged positions. As of December 31, 2011, the company had $11.8 million recorded in other current assets representing collateral for hedged positions.

Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the twenty-eight weeks ended July 14, 2012 of $27.3 million consisted primarily of capital expenditures of $29.2 million. Capital expenditures in the DSD segment and the warehouse delivery segment were $22.6 million and $4.7 million, respectively. The company estimates capital expenditures of approximately $75.0 million to $85.0 million during fiscal 2012. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities of $115.0 million during the twenty-eight weeks ended July 14, 2012 consisted primarily of dividends paid of $42.3 million, stock repurchases of $1.4 million, offset by net debt issuances of $158.3 million, proceeds of $8.0 million from the exercise of stock options and the share-based payments income tax benefit of $1.4 million. As part of the senior notes issued, as discussed below, there was an additional $3.9 million paid for debt issuance costs and $1.0 million withheld from the gross proceeds of the debt for debt discount.

Senior Notes, Credit Facility, and Term Loan

Senior Notes. On April 3, 2012, the company issued $400 million of ten-year 4.375% Senior Notes (the “notes”). The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the Company’s revolving credit facility. The balance of the net proceeds will be used for future acquisitions, general corporate purposes and working capital. The face value of the notes is $400.0 million and the current discount on the notes is $1.0 million. The company paid costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. The company was in compliance with the terms of the notes on July 14, 2012.

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

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of July 14, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were no outstanding borrowings under the credit facility at July 14, 2012, and $225.0 million outstanding at December 31, 2011. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. For fiscal 2012, the company borrowed $332.3 million in revolving borrowings under the credit facility and repaid $557.3 million in revolving borrowings. On July 14, 2012, the company had $485.6 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $14.4 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of July 14, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of July 14, 2012 and December 31, 2011, the amounts outstanding under the term loan were $75.0 million and $90.0 million, respectively.

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

Uses of Cash

On February 23, 2012, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 23, 2012 to shareholders of record on March 9, 2012. This dividend payment was $20.3 million. On June 1, 2012, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on June 29, 2012 to shareholders of record on June 15, 2012. This dividend payment was $21.7 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2012, 70,742 shares, at a cost of $1.4 million of the company’s common stock were purchased under the plan. From the inception of the plan through July 14, 2012, 37.9 million shares, at a cost of $432.2 million, have been purchased. There were no shares repurchased under the plan during the second quarter of fiscal 2012.

During the first quarter of fiscal 2012, the company paid $13.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the second quarter of 2012, Congress passed the Moving Ahead for Progress in 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company has contributed $16.1 million to its qualified pension plans during 2012, and is reviewing the potential implications of MAP-21 on its expected contributions for the remainder of the year.

Subsequent to the end of the second quarter, we paid $318.4 million of cash consideration and tax related payments in connection with the Lepage acquisition discussed above with cash available and by drawing down on the new credit facility. In addition to the cash consideration at closing we paid $4.5 million in transaction costs. The amount outstanding under the credit facility as of August 8, 2012 is $82.5 million.

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than note that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted under certain circumstances. The company is analyzing the potential impact of this guidance on the company’s consolidated financial statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 14, 2012, the company’s hedge portfolio contained commodity derivatives with a fair value of $11.4 million. Of this fair value, $13.4 million is based on quoted market prices and $(2.0) million is based on models and other valuation methods. Approximately $6.1 million, $5.5 million, $(0.05) million, $(0.06) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2012 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 14, 2012, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $13.8 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of July 14, 2012.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of July 14, 2012, the fair value of these interest rate swaps was $(2.0) million. The current notional amount of the swaps for the amortizing loan is $75.0 million. All of this fair value is based on valuation models and $(1.2) million and $(0.8) million of this fair value is related to instruments expiring in 2012 and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of July 14, 2012, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by $0.01 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 14, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2011 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the twenty-eight weeks of fiscal 2012.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ GEORGE E. DEESE
Name:	George E. Deese
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 14, 2012

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.3	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.4	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.5	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).

10.8	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.10	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.11	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.12	—	First Amendement to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.13	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.14	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.15	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.16	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.19	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

10.20	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 16, 2011.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith