Form 10-Q
period 2012-10-06
FLOWERS FOODS INC
filed 2012-11-08
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 2, 2012
Common Stock, $.01 par value	138,181,007

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	October 6, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$14,137	$7,783

Accounts and notes receivable, net of allowances of $888 and $171, respectively	221,581	185,603

Inventories, net:
Raw materials	29,466	26,626
Packaging materials	18,145	15,820
Finished goods	40,447	31,650

	88,058	74,096

Spare parts and supplies	44,108	39,624

Deferred taxes	20,956	36,264

Other	23,201	35,200

Total current assets	412,041	378,570

Property, Plant and Equipment, net of accumulated depreciation of $799,028 and $735,629, respectively	728,912	685,487

Notes Receivable	100,946	102,322

Assets Held for Sale — Distributor Routes	26,162	12,726

Other Assets	15,238	13,932

Goodwill	276,170	219,730

Other Intangible Assets, net	390,848	141,231

Total assets	$1,950,317	$1,553,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$72,016	$42,768
Accounts payable	132,879	115,138
Other accrued liabilities	129,402	110,513

Total current liabilities	334,297	268,419

Long-term liabilities:
Long-term debt and capital leases	132,818	283,406
4.375% senior notes due April 1, 2022	399,089	—

Total long-term debt and capital lease obligations	531,907	283,406

Other Liabilities:
Post-retirement/post-employment obligations	133,831	155,263
Deferred taxes	38,398	35,375
Other	48,223	52,567

Total other liabilities	220,452	243,205

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 152,488,008 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 14,307,001 shares and 16,506,822 shares, respectively	(196,259)	(221,246)
Capital in excess of par value	568,775	544,065
Retained earnings	581,125	547,997
Accumulated other comprehensive loss	(90,179)	(112,047)

Total stockholders’ equity	863,661	758,968

Total liabilities and stockholders’ equity	$1,950,317	$1,553,998

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Sales	$717,282	$675,369	$2,297,049	$2,119,790
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	382,508	365,706	1,227,144	1,119,851
Selling, distribution and administrative expenses	257,326	239,084	833,829	775,841
Depreciation and amortization	24,757	22,816	76,751	71,706

Income from operations	52,691	47,763	159,325	152,392
Interest expense	(6,708)	(2,838)	(17,014)	(7,359)
Interest income	3,140	3,103	10,487	9,982

Income before income taxes	49,123	48,028	152,798	155,015
Income tax expense	17,892	17,009	55,244	54,625

Net income	$31,231	$31,019	$97,554	$100,390

Net Income Per Common Share:
Basic:
Net income per common share	$0.23	$0.23	$0.72	$0.74

Weighted average shares outstanding	138,027	135,617	136,348	135,384

Diluted:
Net income per common share	$0.22	$0.23	$0.71	$0.73

Weighted average shares outstanding	139,717	137,207	138,110	136,851

Cash dividends paid per common share	$0.160	$0.150	$0.470	$0.433

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net income	$31,231	$31,019	$97,554	$100,390

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(36)	(37)	(121)	(122)
Amortization of actuarial loss included in net income	679	381	2,264	1,267

Pension and postretirement plans, net of tax	643	344	2,143	1,145
Derivative instruments:
Net change in fair value of derivatives	39	(8,078)	2,988	(17,078)
Loss (Gain) reclassified to net income	2,677	(2,054)	16,737	(22,894)

Derivative instruments, net of tax	2,716	(10,132)	19,725	(39,972)

Other comprehensive income (loss), net of tax	3,359	(9,788)	21,868	(38,827)

Comprehensive income	$34,590	$21,231	$119,422	$61,563

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Treasury Stock

	Number of Shares Issued	Par Value		Retained Earnings		Number of Shares	Cost	Total

Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$758,968
Net income				97,554				97,554
Derivative transactions, net of tax					19,725			19,725
Pension and postretirement plans, net of tax					2,143			2,143
Shares issued for acquisition			16,628			2,178,648	29,259	45,887
Exercise of stock options			(165)			690,115	9,277	9,112
Deferred stock issuance			(610)			45,405	610	—
Amortization of share-based payment awards			6,834					6,834
Tax benefits related to share based payment awards			1,451					1,451
Performance-contingent restricted stock awards forfeitures and cancellations			606			(45,252)	(606)	—
Stock repurchases						(670,742)	(13,587)	(13,587)
Issuance of deferred compensation			(34)			1,647	34	—
Dividends paid on vested performance-contingent restricted stock awards and deferred share awards				(255)				(255)
Dividends paid — $0.470 per common share				(64,171)				(64,171)

Balances at October 6, 2012	152,488,008	$199	$568,775	$581,125	$(90,179)	(14,307,001)	$(196,259)	$863,661

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 6, 2012	October 8, 2011
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$97,554	$100,390
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	7,012	11,203
(Gain) loss reclassified from accumulated other comprehensive income to net income	24,972	(40,354)
Depreciation and amortization	76,751	71,706
Deferred income taxes	3,155	(10,520)
Provision for inventory obsolescence	804	934
Allowances for accounts receivable	1,995	460
Pension and postretirement plans expense	1,208	249
Other	(1,452)	(87)
Pension contributions	(18,143)	(10,962)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(30,518)	(8,376)
Inventories, net	(10,270)	(15,845)
Hedging activities, net	5,627	(24,278)
Other assets	10,343	9,442
Accounts payable	10,761	3,565
Other accrued liabilities	2,430	7,258

NET CASH PROVIDED BY OPERATING ACTIVITIES	182,229	94,785

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(49,188)	(65,314)
Proceeds from sale of property, plant and equipment	1,103	2,339
Repurchase of distributor territories	(9,640)	(10,145)
Principal payments from notes receivable	11,056	9,651
Acquisitions, net of cash acquired	(318,426)	(164,485)
Contingent acquisition consideration payments	—	(5,000)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(365,095)	(232,954)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(64,426)	(58,770)
Exercise of stock options	9,112	12,721
Excess windfall tax benefit related to share-based payment awards	1,544	3,061
Payments for debt issuance costs	(3,877)	—
Stock repurchases	(13,587)	(26,598)
Change in bank overdraft	3,287	2,962
Proceeds from debt borrowings	1,179,181	790,400
Debt and capital lease obligation payments	(922,014)	(581,978)
Payment of financing fees	—	(2,108)
Other	—	(80)

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,220	139,610

Net increase in cash and cash equivalents	6,354	1,441
Cash and cash equivalents at beginning of period	7,783	6,755

Cash and cash equivalents at end of period	$14,137	$8,196

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 6, 2012 and October 8, 2011 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2012 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 21, 2012 (sixteen weeks), second quarter ended July 14, 2012 (twelve weeks), third quarter ended October 6, 2012 (twelve weeks) and fourth quarter ending December 29, 2012 (twelve weeks).

SEGMENTS — The company is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery segment (“DSD segment”) and warehouse delivery segment (“warehouse segment”). The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as select markets in California and Nevada primarily through its DSD system. The warehouse segment produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 6, 2012 and October 8, 2011. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(Percent of Sales)		(Percent of Sales)
DSD	16.9%	17.5%	17.6%	17.9%
Warehouse delivery	2.9	3.8	3.4	3.9

Total	19.8%	21.3%	21.0%	21.8%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our accounting policies from those disclosed in our Form 10-K filed for the year ended December 31, 2011.

ACQUISITION — On July 21, 2012, we completed the acquisition of Lepage Bakeries, Inc. and certain of its affiliated companies (collectively, “Lepage”) for cash, deferred cash payments, and shares of Flowers common stock. This acquisition has been accounted for using the purchase method of accounting, with Flowers as the acquirer and Lepage as the acquiree. As of July 21, 2012, Lepage’s results of operations are included in our DSD segment. Additional disclosure is in Note 4, Acquisitions.

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company is analyzing the potential impact of this guidance on the company’s consolidated financial statements.

3. COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items. Total comprehensive income, determined as net income adjusted by other comprehensive income, was $34.6 million and $119.4 million for the twelve and forty weeks ended October 6, 2012, respectively. Total comprehensive income was $21.2 million and $61.6 million for the twelve and forty weeks ended October 8, 2011, respectively.

During the forty weeks ended October 6, 2012, changes to accumulated other comprehensive loss, net of income tax, were as follows (amounts in thousands):

Accumulated other comprehensive loss, December 31, 2011	$(112,047)
Derivative instruments transactions:
Loss reclassified to earnings (materials, labor and other production costs), net of income tax of $10,478	16,737
Net amount of gain recognized on the effective portion of cash flow hedges, net of income tax of $1,870	2,988
Pension and postretirement plans transactions:
Amortization of actuarial loss, net of income tax of $1,418	2,264
Amortization of prior service credits, net of income tax of $(77)	(121)

Accumulated other comprehensive loss, October 6, 2012	$(90,179)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The gross amount reported on the Condensed Consolidated Statements of Cash Flows is $25.0 million. This is netted against the deferred tax amount of $9.6 million to yield the net amount of $15.4 million that can be found in the disclosures in Note 7, Derivatives, in the Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion) table from the production costs disclosure.

The balance in accumulated other comprehensive income (loss) consists of the following:

	October 6, 2012	December 31, 2011
	(Amounts in thousands)
Derivatives designated as cash flow hedges	$4,817	$(14,908)
Pension and postretirement plans	(94,996)	(97,139)

Total	$(90,179)	$(112,047)

4. ACQUISITIONS

On July 21, 2012, we completed the acquisition of Lepage in two separate but concurrent transactions. Pursuant to the Acquisition Agreement dated May 31, 2012 (the “Acquisition Agreement”), by and among Flowers, Lobsterco I, LLC, a Maine single-member limited liability company and indirect wholly owned subsidiary of Flowers (“Lobsterco I”), Lepage, RAL, Inc., a Maine corporation (“RAL”), Bakeast Company, a Maine general partnership (“Bakeast Partnership”), Bakeast Holdings, Inc., a Delaware corporation (“Bakeast Holdings,” and collectively with Lepage, RAL and Bakeast Partnership, the “Acquired Entities”), and the equityholders of the Acquired Entities named in the Acquisition Agreement (collectively, the “Equityholders”), Lobsterco I purchased from the Equityholders all of the issued and outstanding shares of the Acquired Entities in exchange for approximately $318.4 million in cash and $17.7 million in deferred cash payments.

Pursuant to the Agreement and Plan of Merger dated May 31, 2012 (the “Merger Agreement”), by and among Flowers, Lobsterco II, LLC, a Maine single-member limited liability company and indirect wholly owned subsidiary of Flowers (“Lobsterco II”), Aarow Leasing, Inc., a Maine corporation (“Aarow”), The Everest Company, Incorporated, a Maine corporation (“Everest,” and together with Aarow, the “Acquired Companies”), and the Shareholders, the Acquired Companies merged with and into Lobsterco II (the “Merger”) and all of the issued and outstanding shares of common stock of the Acquired Companies were exchanged for 2,178,648 shares of Flowers common stock.

Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets making fresh bakery products under the Country Kitchen and Barowsky’s brands. This acquisition provides a DSD platform to accelerate penetration of Nature’s Own and Tastykake brands in the Northeast. The Lepage acquisition will be accounted for as a business combination.

The preliminary aggregate purchase price was $382.1 million as described in the table below. We incurred $6.7 million in acquisition-related costs during 2012 for Lepage. These expenses were included in the selling, distribution and administrative line item in the company’s consolidated statement of income for the forty weeks ending on October 6, 2012. Acquisition-related costs were $5.1 million for the twelve weeks ending on October 6, 2012.

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:

Cash	$300,000
Cash paid for preliminary tax adjustment	18,426
Accrued working capital adjustment estimate	158
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$382,134

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,487
Inventories	4,537
Property, plant, and equipment	60,332
Assets Held for sale – Distributor routes	10,000
Identifiable intangible assets estimate	256,400
Deferred income taxes	(1,318)
Financial liabilities	(15,526)

Net recognized amounts of identifiable assets acquired	$325,912

Goodwill	$56,222

The $18.4 million cash payment for the preliminary tax adjustment is the amount paid to the Lepage equityholders at the closing of the acquisition in connection with certain incremental tax liabilities that will be incurred by those equityholders if the parties jointly make an election under Section 338(h)(10) of the Internal Revenue Code. In the event the parties decide not to make such an election, the payment will be returned to the company. There is an additional $2.1 million preliminary tax adjustment (recorded in the financial liabilities figure in the table above) the company will pay for entity level state taxes.

The $17.7 million obligation for the deferred payments represents the fair value of the fixed payments of $1,250,000 beginning on the first business day of each of the sixteen calendar quarters following the fourth anniversary of the closing of the

Acquisition (A total of $20.0 million in gross payments). The first payment will be made by Flowers on October 1, 2016 and the final payment will be made on July 1, 2020. The difference between the fair value and the gross payments of $2.3 million is recorded as a reduction to the liability and will be amortized to expense over eight years.

We issued 2,178,648 shares of Flowers common stock to certain equityholders of Lepage with a fair value of $45.9 million. The number of shares issued was calculated by dividing $50.0 million by the average closing price of Flowers Foods, Inc. common stock for the twenty consecutive trading day period ending five trading days prior to the closing. The shares issued to the equityholders were separated into five categories with each category having a different holding period requirement. As a result, each holding period had a fair value assignment based on an implied fair value which was determined using the Black-Scholes call option formula for an option expiring on each restriction lapse date. The estimated exercise price is equal to the stock price on the last trading day before the closing on July 21, 2012 of $20.48. The table below outlines the determination of fair value and provides the assumptions used in the calculation. The fair value of the stock consideration is computed in the following table:

Restriction lapse year	2012	2013	2014	2015	2016	Total
Value of Flowers shares issued (thousands)	$25,000	$10,000	$5,000	$5,000	$5,000	$50,000

Implied Fair Value of Restricted shares (thousands)	$23,626	$9,154	$4,447	$4,363	$4,297	$45,887

Exercise price (per share)	$20.48	$20.48	$20.48	$20.48	$20.48

Expected term (yrs)	0.37	1.00	2.00	3.00	4.00

Volatility (%)	25.0%	25.0%	25.0%	25.0%	25.0%

Risk-free rate (%)	0.1%	0.2%	0.2%	0.3%	0.4%

Dividend Yield (%)	3.0%	3.0%	3.0%	3.0%	3.0%

The following table presents the allocation of intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Amount	Weighted average Amortization years
Customer relationships	69,000	25.0
Non-compete agreements	2,400	4.0

	$71,400	24.3

In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $56.2 million is allocated to the DSD segment. Approximately $14.4 million of goodwill is deductible for income tax purposes. The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, to distribute Country Kitchen and Borowsky’s products throughout our distribution network and to distribute Nature’s Own and Tastykake products throughout the Lepage markets.

The fair value of trade receivables is $7.4 million. The gross amount receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

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

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments were accrued because they were not paid at closing. During the forty weeks ended October 6, 2012, the company paid a portion of the accrued change in control payments. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted into the right to receive $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

The company incurred $6.2 million of acquisition-related costs during 2011 related to Tasty. These expenses were included in the selling, distribution and administrative expense line item in the company’s consolidated statement of income for the 52 weeks ended December 31, 2011.

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the merger date (amounts in thousands):

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

Goodwill of $19.8 million is allocated to the DSD segment. The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, distribute TastyKake products throughout our distribution network and to distribute Nature’s Own products throughout the legacy Tasty distribution network. None of the intangible assets, including goodwill, are deductible for tax purposes. Goodwill increased by $0.2 million during the twelve weeks ended July 14, 2012.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount receivable is $20.2 million, of which $2.9 million is expected to be uncollectible. The company did not acquire any other class of receivable as a result of the merger with Tasty.

Acquisitions Pro Forma

We recognized revenues for Lepage during the quarter ended October 6, 2012 of $39.2 million. Income from operations for Lepage for the quarter ended October 6, 2012 was $6.7 million. We recorded Lepage’s activity at the beginning of our third quarter. Therefore, there are no pro forma disclosures for the quarter in the table below.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Lepage and Tasty occurred at the beginning of fiscal 2011 (amounts in thousands, except per share data):

	For the Twelve Weeks Ended October 8, 2011	For the Forty Weeks Ended October 8, 2011	For the Forty Weeks Ended October 6, 2012
Sales:
As reported	$675,369	$2,119,790	$2,297,049
Pro forma	$718,891	$2,341,667	$2,396,569
Net income:
As reported	$31,019	$100,390	$97,554
Pro forma	$35,545	$104,984	$97,503
Basic net income per common share:
As reported	$0.23	$0.74	$0.72
Pro forma	$0.26	$0.76	$0.71
Diluted net income per common share:
As reported	$0.23	$0.73	$0.71
Pro forma	$0.26	$0.76	$0.70

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisitions with either the credit facility or the senior notes and to conform Tasty’s revenue recognition policies to ours. Lepage’s revenue recognition policy was consistent with ours and adjustments are not required. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the forty weeks ended October 6, 2012, are as follows (amounts in thousands):

	DSD	Warehouse delivery	Total
Balance as of December 31, 2011	$212,629	$7,101	$219,730
Increase in goodwill related to acquisitions (Note 4, Acquisition)	56,440	—	56,440

Balance as of October 6, 2012	$269,069	$7,101	$276,170

As of October 6, 2012 and December 31, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 6, 2012			December 31, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,677	$8,677	$63,000	$71,677	$6,790	$64,887
Customer relationships	157,921	22,539	135,382	88,921	18,162	70,759
Non-compete agreements	4,274	1,570	2,704	1,874	1,397	477
Distributor relationships	4,123	861	3,262	4,123	649	3,474
Supply agreement	1,050	1,050	—	1,050	916	134

Total	$239,045	$34,697	$204,348	$167,645	$27,914	$139,731

There are $186.5 million of indefinite lived intangible assets separately identified from goodwill.

Aggregate amortization expense for the twelve and forty weeks ending October 6, 2012 and October 8, 2011 were as follows (amounts in thousands):

Amortization expense
For the twelve weeks ended October 6, 2012	$2,504
For the twelve weeks ended October 8, 2011	$1,905
For the forty weeks ended October 6, 2012	$6,749
For the forty weeks ended October 8, 2011	$5,271

Estimated net amortization of intangibles for the remainder of fiscal 2012 and the next four years is as follows (amounts in thousands):

Amortization of intangibles, net
Remainder of 2012	$2,504
2013	$10,831
2014	$10,691
2015	$10,498
2016	$10,124

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

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 6, 2012	$3,140
For the twelve weeks ended October 8, 2011	$3,103
For the forty weeks ended October 6, 2012	$10,487
For the forty weeks ended October 8, 2011	$9,982

At October 6, 2012 and December 31, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 6, 2012	December 31, 2011
Distributor notes receivable	$115,719	$117,058
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	14,773	14,736

Long-term portion of distributor notes receivable	$100,946	$102,322

At October 6, 2012 and December 31, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

The fair value of the company’s variable rate debt at October 6, 2012 approximates the recorded value. The fair value of the 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $413.1 million while the carrying value is $399.1 million on October 6, 2012. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of October 6, 2012, the company’s hedge portfolio contained commodity derivatives with a net fair value of $5.6 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$5.6	$1.0	$—	$6.6
Other long-term	—	0.1	—	0.1

Total	5.6	1.1	—	6.7

Liabilities:
Other current	(0.4)	(0.6)	—	(1.0)
Other long-term	(0.1)	—	—	(0.1)

Total	(0.5)	(0.6)	—	(1.1)

Net Fair Value	$5.1	$0.5	$—	$5.6

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company-held commodity derivatives at October 6, 2012 and December 31, 2011 qualified for hedge accounting.

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

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. The current notional amount for the swaps of this amortizing loan is $67.5 million.

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

As of October 6, 2012, the fair value of the interest rate swaps was $(1.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	—	(1.4)	—	(1.4)
Other long-term	—	—	—	—

Total	—	(1.4)	—	(1.4)

Net Fair Value	$—	$(1.4)	$—	$(1.4)

The company has the following derivative instruments located on the condensed consolidated balance sheet, utilized for risk management purposes (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 6, 2012		December 31, 2011		October 6, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$ —	—	$ —	Other current liabilities	$1,436	Other current liabilities	$2,639
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	765
Commodity contracts	Other current assets	6,693	Other current assets	—	Other current liabilities	970	Other current liabilities	5,439
Commodity contracts	Other long term assets	25	Other long term assets	61	Other long term liabilities	104	Other long term liabilities	278

Total		$ 6,718		$ 61		$2,510		$9,121

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	October 6, 2012	October 8, 2011		October 6, 2012	October 8, 2011
Interest rate contracts	$(23)	$(69)	Interest (expense) income	$(378)	$(551)
Commodity contracts	62	(8,009)	Production costs(1)	(2,299)	2,605

Total	$39	$(8,078)		$(2,677)	$2,054

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the forty weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the forty weeks ended
	October 6, 2012	October 8, 2011		October 6, 2012	October 8, 2011
Interest rate contracts	$(1,606)	$(504)	Interest (expense) income	$(1,379)	$(1,923)
Commodity contracts	4,594	(16,574)	Production costs(1)	(15,358)	24,817

Total	$2,988	$(17,078)		$(16,737)	$22,894

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next five years are as follows (amounts in millions and net of tax) at October 6, 2012:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$3.7	$(1.4)	$2.3
Expiring in 2012	(0.3)	(0.4)	(0.7)
Expiring in 2013	3.7	(0.5)	3.2
Expiring in 2014	—	—	—
Expiring in 2015	—	—	—
Expiring in 2016	—	—	—

Total	$7.1	$(2.3)	$4.8

As of October 6, 2012, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Interest rate contracts	$67.5
Wheat contracts	106.5
Soybean oil contracts	24.6
Natural gas contracts	10.2

Total	$208.8

The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $67.5 million represents the current settlement notional amount. Note 8, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at October 6, 2012. As of October 6, 2012 and December 31, 2011, the company had $2.1 million and $11.8 million, respectively, in other current assets representing collateral for hedged positions. As of October 6, 2012, the company also had $2.0 million in other current liabilities representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at October 6, 2012 and December 31, 2011 (amounts in thousands):

	October 6, 2012	December 31, 2011
Unsecured credit facility	$106,600	$225,000
Unsecured term loan	67,500	90,000
4.375% senior notes due April 1, 2022	399,089	—
Capital lease obligations	11,431	9,272
Other notes payable	19,303	1,902

	603,923	326,174
Less current maturities	72,016	42,768

Total long-term debt and capital leases	$531,907	$283,406

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of October 6, 2012 and December 31, 2011, the bank overdraft balance was $13.5 million and $10.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.6 million and $14.7 million at October 6, 2012 and December 31, 2011, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds were used in connection with the Lepage acquisition. The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of October 6, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 6, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $106.6 million and $225.0 million in outstanding borrowings under the credit facility at October 6, 2012 and at December 31, 2011, respectively. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-Q. For the forty weeks ending October 6, 2012, the company borrowed $780.1 million in revolving borrowings under the credit facility and repaid $898.5 million in revolving borrowings. On October 6, 2012, the company had $377.8 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $15.6 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of October 6, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of October 6, 2012 and December 31, 2011, the amounts outstanding under the term loan were $67.5 million and $90.0 million, respectively.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 6, 2012 and December 31, 2011, there was $10.7 million and $7.9 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

As part of the Tasty acquisition the incorporated independent distributors (“IDs”) who deliver Tastykake products also qualify as VIEs. The IDs qualify as VIEs primarily because Tasty (and now the company) financed the routes, which create variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 6, 2012 and October 8, 2011 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net income	$31,231	$31,019	$97,554	$100,390

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	138,027	135,617	136,348	135,327
Weighted average shares outstanding for participating securities	—	—	—	57

Basic weighted average shares outstanding for common stock	138,027	135,617	136,348	135,384

Basic earnings per common share	$0.23	$0.23	$0.72	$0.74

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	138,027	135,617	136,348	135,384
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,690	1,590	1,762	1,467

Diluted weighted average shares outstanding for common stock	139,717	137,207	138,110	136,851

Diluted earnings per common share	$0.22	$0.23	$0.71	$0.73

The following shares were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 6, 2012 and October 8, 2011 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended October 6, 2012	137,450
For the twelve weeks ended October 8, 2011	—
For the forty weeks ended October 6, 2012	137,450
For the forty weeks ended October 8, 2011	—

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

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Certain key employees have been granted performance-contingent restricted stock. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K). The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%

70th	150%

50th	100%

30th	50%

Below 30th	0%

The TSR shares vest immediately if the grantee dies or becomes disabled. However, at retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the TSR shares will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	7/16/2012
Shares granted	137.5
Approximate vesting date	2/28/2014
Fair value per share	$23.18

As of October 6, 2012, there was $2.7 million of total unrecognized compensation cost related to nonvested TSR Shares granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K). Return on Invested Capital is calculated by dividing our profit by the invested capital. Generally, the performance condition requires the company’s “return on invested capital” (“ROIC”) to exceed its weighted average “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of target; or

•	ROIC above WACC by 4.75% pays 125% of target.

The ROIC shares vest immediately if the grantee dies or becomes disabled. However, at retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the ROIC shares will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of the award is equal to the stock price on the grant date of $21.56. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For the twelve and forty weeks ended October 6, 2012, we expensed these awards assuming 100% attainment of the ROI Target.

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	7/16/2012
Shares granted	137.5
Approximate vesting date	2/28/2014
Fair value per share	$21.56

As of October 6, 2012, there was $2.5 million of total unrecognized compensation cost related to nonvested ROIC Shares granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2010, during the forty weeks ended October 6, 2012, the Company TSR rank was less than the 37th percentile and the grant was reduced by 16.9% of the award or 43,490 common shares. The total amount of shares that vested to plan participants was 213,271. Because the company achieved the ROI Target, the cost for the portion of the award that did not vest was not reversed.

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

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock as of October 6, 2012, and changes during the forty weeks ended October 6, 2012, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Nonvested at December 31, 2011	576	$16.67
Vested	(213)	$17.59
Granted	275	$22.37
Grant reduction for not achieving the S&P TSR	(43)	$17.59
Forfeited	(2)	$16.50

Nonvested at October 6, 2012	593	$18.92	0.96	$11,362

As of October 6, 2012, there was $6.1 million of total unrecognized compensation cost related to nonvested restricted stock granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the forty weeks ended October 8, 2011 was $3.4 million.

Non-Qualified Stock Options

The following non-qualified stock options (“NQSO”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010
Shares granted	2,142	1,703
Exercise price	16.31	16.67
Vesting date	2/10/2014	2/9/2013
Fair value per share ($)	3.47	3.69
Dividend yield (%)(1)	3.00	3.00
Expected volatility (%)(2)	29.20	30.60
Risk-free interest rate (%)(3)	2.44	2.35
Expected option life (years)(4)	5.00	5.00
Outstanding at October 6, 2012	2,100	1,629

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.
3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
4.	Expected option life — The 2010 and 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The summary of the shares granted and outstanding for NQSO activity for the forty weeks ended October 6, 2012 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	NQSO	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,423	$15.67
Exercised	(690)	$13.20
Forfeited	(15)	$16.33

Outstanding at October 6, 2012	6,718	$15.93	3.82	$21,707

Exercisable at October 6, 2012	2,982	$15.27	2.46	$11,642

As of October 6, 2012, there was $2.7 million of total unrecognized compensation expense related to outstanding NQSO. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.

The cash received, the windfall tax benefits, and intrinsic value from NQSO exercises for the forty weeks ended October 6, 2012 and October 8, 2011 were as follows (amounts in thousands):

	October 6, 2012	October 8, 2011
Cash received from exercises	$9,112	$12,721
Cash tax windfall, net	$1,491	$3,025
Intrinsic value of NQSO exercised	$6,472	$11,542

Generally, if the employee dies, becomes disabled or retires at normal retirement age (age 65 or later), the NQSO immediately vest and must be exercised within two years. In addition, NQSO will vest if the company undergoes a change in control.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual. During the first quarter of fiscal 2012 an aggregate of 18,330 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the forty weeks ending October 6, 2012, a total of 20,205 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2012, non-employee directors were granted an aggregate of 47,800 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the forty weeks ending October 6, 2012, there were 25,200 deferred shares awards exercised for annual grant awards.

The deferred stock activity for the forty weeks ended October 6, 2012 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	231	$16.43
Deferred stock issued	66	$20.62
Deferred stock exercised	(45)	$18.00

Balance at October 6, 2012	252	$17.24	0.24	$4,827

Outstanding vested at October 6, 2012	160	$15.98		$3,071

Outstanding unvested at October 6, 2012	92	$19.45	0.67	$1,755

Shares vesting during the quarter ended October 6, 2012	77	$18.62		$1,483

As of October 6, 2012, there was $0.9 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP.

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

The fair value of the rights at October 6, 2012 ranged from $6.99 to $18.88. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 6, 2012: dividend yield 3.0%; expected volatility 29.0%; risk-free interest rate 0.23% and expected life of 0.05 years to 1.85 years.

The rights activity for the forty weeks ended October 6, 2012 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Current Intrinsic Value
Outstanding at December 31, 2011	187	$12.03
Rights exercised	(35)	$15.61

Outstanding at October 6, 2012	152	$11.19	2.06	$1,524

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense (income) for the twelve and forty week periods ended October 6, 2012 and October 8, 2011, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Stock options	$694	$1,002	$2,680	$5,684
Performance-contingent restricted stock	1,509	1,048	3,094	3,598
Stock appreciation rights	(410)	(568)	178	776
Deferred stock	325	333	1,060	1,145

Total stock based compensation	$2,118	$1,815	$7,012	$11,203

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 6, 2012 as compared to accounts at December 31, 2011 (amounts in thousands):

	As of
	October 6, 2012	December 31, 2011
Current benefit liability	$1,335	$1,335
Noncurrent benefit liability	$133,831	$155,263
Accumulated other comprehensive loss	$94,996	$97,139

Defined Benefit Plans and Nonqualified Plan

The company has trusteed, noncontributory defined benefit pension plans covering certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 6, 2012, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company has contributed $18.1 million to its qualified pension plans during 2012, and is reviewing the potential implications of MAP-21 on its expected contributions for the remainder of the year.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Service cost	$142	$110	$469	$368
Interest cost	5,001	5,278	16,670	15,500
Expected return on plan assets	(6,070)	(6,291)	(20,232)	(18,421)
Amortization of net loss	1,174	629	3,912	2,096

Total net periodic benefit (income) cost	$247	$(274)	$819	$(457)

The company also has one smaller defined benefit plans associated with a recent acquisition that will be merged into the Flowers Foods defined benefit plan at year end.

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

The net periodic postretirement benefit cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Service cost	$106	$98	$352	$327
Interest cost	140	220	465	614
Amortization of prior service (credit) cost	(59)	(59)	(198)	(198)
Amortization of net (gain) loss	(70)	(11)	(230)	(37)

Total net periodic benefit cost	$117	$248	$389	$706

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the forty weeks ended October 6, 2012 and October 8, 2011, the total cost and employer contributions were $15.6 million and $14.2 million, respectively.

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a 401(k) savings plan. No employer contributions were made to the Tasty 401(k) savings plan during fiscal 2011, subsequent to the acquisition, or during the forty weeks ended October 6, 2012. The Tasty 401(k) Savings Plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan at year end.

The company also assumed sponsorships of the Lepage 401(k) Plan at the time of the Lepage acquisition on July 21, 2012. Employer contributions to the Lepage 401(k) Plan were $0.1 million for the forty weeks ended October 6, 2012. The Lepage 401(k) Plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon a detailed review of prior plan operations and administration.

14. INCOME TAXES

The company’s effective tax rate for the twelve and forty weeks ended October 6, 2012 was 36.4% and 36.2% respectively. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the twelve and forty weeks ended October 6, 2012, the company’s activity with respect to its uncertain tax positions and related interest accruals was immaterial.

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

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
SALES:
DSD	$601,360	$560,630	$1,918,617	$1,745,625
Warehouse delivery	149,723	145,808	487,551	479,958
Eliminations: Sales from warehouse delivery to DSD	(24,691)	(24,207)	(84,459)	(85,366)
Sales from DSD to warehouse delivery	(9,110)	(6,862)	(24,660)	(20,427)

	$717,282	$675,369	$2,297,049	$2,119,790

DEPRECIATION AND AMORTIZATION:
DSD	$20,716	$18,069	$62,684	$56,103
Warehouse delivery	4,067	4,600	14,140	15,249
Unallocated corporate costs	(26)	147	(73)	354

	$24,757	$22,816	$76,751	$71,706

INCOME FROM OPERATIONS:
DSD	$58,571	$46,955	$173,962	$162,513
Warehouse delivery	7,566	7,305	23,480	23,753
Unallocated corporate costs	(13,446)	(6,497)	(38,117)	(33,874)

	$52,691	$47,763	$159,325	$152,392

NET INTEREST (EXPENSE) INCOME	$(3,568)	$265	$(6,527)	$2,623

INCOME BEFORE INCOME TAXES	$49,123	$48,028	$152,798	$155,015

The assets of our DSD segment were $1,626.0 million at October 6, 2012 and $1,227.9 million at December 31, 2011. This increase is primarily from the Lepage acquisition which was assigned to the DSD segment.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended October 6, 2012			For the Twelve Weeks Ended October 8, 2011
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$350,884	$21,830	$372,714	$327,032	$22,037	$349,069
Store Branded Retail	104,269	26,852	131,121	92,561	30,690	123,251
Non-retail and Other	137,097	76,350	213,447	134,175	68,874	203,049

Total	$592,250	$125,032	$717,282	$553,768	$121,601	$675,369

	For the Forty Weeks Ended October 6, 2012			For the Forty Weeks Ended October 8, 2011
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$1,120,434	$75,168	$1,195,602	$1,008,168	$73,763	$1,081,931
Store Branded Retail	321,108	91,039	412,147	283,825	99,308	383,133
Non-retail and Other	452,415	236,885	689,300	433,205	221,521	654,726

Total	$1,893,957	$403,092	$2,297,049	$1,725,198	$394,592	$2,119,790

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 6, 2012, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

On October 26, 2012, we announced an agreement under which we will acquire certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo S.A. B. de C.V. Under the terms of the transactions, we will receive perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California, which together account for annual sales of approximately $134 million. We also will receive perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Okla., market area. The transactions will be completed in phases. The Oklahoma City license will be completed in our fourth quarter of fiscal 2012, and the first phase of the California transaction is expected to close in the first quarter of fiscal 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 6, 2012 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

OVERVIEW:

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment operates 35 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through its DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, Northeast and Southwest as well as in select markets in California and Nevada. The warehouse segment operates 9 bakeries and produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels and one mix plant that produces bakery mixes.

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvement in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this consistent and sustainable growth will build value for our shareholders.

Sales are principally affected by pricing, quality, brand recognition, new product introductions and product line extensions, marketing and service. The company manages these factors to achieve a sales mix favoring its higher-margin branded products, while using store brand products to absorb overhead costs and maximize use of production capacity. During the third quarter of 2012, our results were impacted by the competitive landscape and high promotional activity within the baking industry. Sales for the quarter ended October 6, 2012 increased 6.2% from the quarter ended October 8, 2011. This increase was primarily due to the Lepage acquisition in the third quarter of fiscal 2012 which contributed 5.8% of the growth and to positive pricing and mix shifts of 2.7%, partially offset by a decrease in volume of 2.3%. Sales for the forty weeks ended October 6, 2012 increased 8.4% from the forty weeks ended October 8, 2011. This increase was primarily due to the Lepage and Tasty acquisitions (discussed below) in fiscal 2012 and 2011, respectively, which contributed 6.2% of the growth and to positive pricing and mix shifts of 2.5% partially offset by volume decreases of 0.3%.

For the twelve weeks ended October 6, 2012, diluted net income per share was $0.22 per share as compared to $0.23 per share for the twelve weeks ended October 8, 2011, a 4.3% decrease. For the twelve weeks ended October 6, 2012, net income was $31.2 million, a 0.7% increase compared to $31.0 million reported for the twelve weeks ended October 8, 2011.

For the forty weeks ended October 6, 2012, diluted net income per share was $0.71 as compared to $0.73 per share for the forty weeks ended October 8, 2011, a 2.7% decrease. For the forty weeks ended October 6, 2012, net income was $97.6 million, a 2.8% decrease compared to $100.4 million reported for the forty weeks ended October 8, 2011.

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

On July 21, 2012, two wholly owned subsidiaries of the company acquired Lepage Bakeries, Inc. (“Lepage”) and certain affiliated companies. Lepage operates two bakeries in Maine and one in Vermont and serves customers primarily in the northeastern United States with an extensive line of Country Kitchen and Barowsky’s branded bread. The results of Lepage’s operations are included in the company’s consolidated financial statements in the third quarter ending on October 6, 2012 and are included in the company’s DSD segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity.

The aggregate purchase price was $382.1 million. The acquisition of Lepage and certain of its affiliates was completed by the purchase of all the issued and outstanding shares of Lepage and certain affiliates by a wholly-owned subsidiary of the company for approximately $300.0 million in cash and $20.0 million in deferred payments beginning on the fourth anniversary of the closing date. Certain other Lepage affiliates merged into a wholly-owned subsidiary of the company in exchange for 2,178,648 shares of our common stock valued at $45.9 million at closing. The common shares were calculated by dividing $50.0 million by the average closing price over twenty trading days ending five days prior to close. An additional $18.4 million was paid to the shareholders of Lepage at closing in connection with certain incremental tax liabilities that will be incurred by the shareholders if the parties jointly make an election under Section 338(h)(10) of the Internal Revenue Code. In the event the parties decide not to make such an election, these payments will be returned to the company.

Subsequent to the end of our third quarter, on October 26, 2012, we announced an agreement under which we will acquire for approximately $50.0 million certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo S.A. B. de C.V. Under the terms of the transactions, we will receive perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California, which together account for annual sales of approximately $134.0 million. We also will receive perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Okla., market area. The transactions will be completed in phases. The Oklahoma City license will be completed in our fourth quarter of fiscal 2012, and the first phase of the California transaction is expected to close in the first quarter of fiscal 2013.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 6, 2012 and October 8, 2011, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011	Dollars	%
Sales
DSD	$592,250	$553,768	82.6	82.0	$38,482	6.9
Warehouse delivery	125,032	121,601	17.4	18.0	3,431	2.8

Total	$717,282	$675,369	100.0	100.0	$41,913	6.2

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$287,939	$274,091	48.6	49.5	$13,848	5.1
Warehouse delivery(1)	94,569	91,615	75.6	75.3	2,954	3.2

Total	$382,508	$365,706	53.3	54.1	$16,802	4.6

Selling, distribution and administrative expenses
DSD(1)	$225,024	$214,653	38.0	38.8	$10,371	4.8
Warehouse delivery(1)	18,830	18,081	15.1	14.9	749	4.1
Corporate(2)	13,472	6,350	—	—	7,122	NM

Total	$257,326	$239,084	35.9	35.4	$18,242	7.6

Depreciation and amortization
DSD(1)	$20,716	$18,069	3.5	3.3	$2,647	14.6
Warehouse delivery(1)	4,067	4,600	3.3	3.8	(533)	(11.6)
Corporate(2)	(26)	147	—	—	(173)	NM

Total	$24,757	$22,816	3.5	3.4	$1,941	8.5

Income from operations
DSD(1)	$58,571	$46,955	9.9	8.5	$11,616	24.7
Warehouse delivery(1)	7,566	7,305	6.1	6.0	261	3.6
Corporate(2)	(13,446)	(6,497)	—	—	(6,949)	NM

Total	$52,691	$47,763	7.3	7.1	$4,928	10.3

Interest (expense) income, net	$(3,568)	$265	(0.4)	0.0	$3,833	NM
Income taxes	$17,892	$17,009	2.5	2.5	$883	5.2

Net income	$31,231	$31,019	4.4	4.6	$212	0.7

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM	— Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 6, 2012 and October 8, 2011, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011	Dollars	%
Sales
DSD	$1,893,957	$1,725,198	82.5	81.4	$168,759	9.8
Warehouse delivery	403,092	394,592	17.5	18.6	8,500	2.2

Total	$2,297,049	$2,119,790	100.0	100.0	$177,259	8.4

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$924,603	$824,169	48.8	47.8	$100,434	12.2
Warehouse delivery(1)	302,541	295,682	75.1	74.9	6,859	2.3

Total	$1,227,144	$1,119,851	53.4	52.8	$107,293	9.6

Selling, distribution and administrative expenses
DSD(1)	$732,708	$682,413	38.7	39.6	$50,295	7.4
Warehouse delivery(1)	62,931	59,908	15.6	15.2	3,023	5.0
Corporate(2)	38,190	33,520	—	—	4,670	13.9

Total	$833,829	$775,841	36.3	36.6	$57,988	7.5

Depreciation and amortization
DSD(1)	$62,684	$56,103	3.3	3.3	$6,581	11.7
Warehouse delivery(1)	14,140	15,249	3.5	3.9	(1,109)	(7.3)
Corporate(2)	(73)	354	—	—	(427)	NM

Total	$76,751	$71,706	3.3	3.4	$5,045	7.0

Income from operations
DSD(1)	$173,962	$162,513	9.2	9.4	$11,449	7.0
Warehouse delivery(1)	23,480	23,753	5.8	6.0	(273)	(1.1)
Corporate(2)	(38,117)	(33,874)	—	—	(4,243)	12.5

Total	$159,325	$152,392	6.9	7.2	$6,933	4.5

Interest (expense) income, net	$(6,527)	$2,623	(0.3)	0.1	$(9,150)	NM
Income taxes	$55,244	$54,625	2.4	2.6	$619	1.1

Net income	$97,554	$100,390	4.2	4.7	$(2,836)	(2.8)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM	— Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 6, 2012 COMPARED TO TWELVE WEEKS ENDED OCTOBER 8, 2011

Consolidated Sales.

	For the Twelve Weeks Ended October 6, 2012		For the Twelve Weeks Ended October 8, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$372,714	52.0%	$349,069	51.7%	6.8%
Store Branded Retail	131,121	18.3	123,251	18.2	6.4%
Non-Retail and Other	213,447	29.7	203,049	30.1	5.1%

Total	$717,282	100.0%	$675,369	100.0%	6.2%

The 6.2% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.7%
Volume	(2.3)%
Acquisition	5.8%

Total Percentage Change in Sales	6.2%

Sales category discussion

The increase in branded retail sales was due primarily to the Lepage acquisition and, to a lesser extent, pricing/mix increases, partially offset by volume declines. Branded soft variety and branded cake drove the increases. The increase in store branded retail sales was due to the acquisition, partially offset by the loss of a customer in our core market. The increase in non-retail and other sales was due primarily to the acquisition and to a lesser extent increases in foodservice sales.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended October 6, 2012		For the Twelve Weeks Ended October 8, 2011		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$350,884	59.2%	$327,032	59.1%	7.3%
Store Branded Retail	104,269	17.6	92,561	16.7	12.6%
Non-Retail and Other	137,097	23.2	134,175	24.2	2.2%

Total	$592,250	100.0%	$553,768	100.0%	6.9%

The 6.9% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.7%
Volume	(0.8)%
Acquisition	7.0%

Total Percentage Change in Sales	6.9%

Sales category discussion

The increase in branded retail sales was due to the Lepage acquisition and, to a lesser extent, pricing/mix increases and volume increases in soft variety, partially offset by overall volume declines with the largest decrease in branded cake. The increase in store branded retail sales was due to the Lepage acquisition, partially offset by decreases in store branded white bread. The increase in non-retail and other sales was due to the acquisition, somewhat offset by decreases in foodservice and institutional sales.

Warehouse Delivery Sales.

	For the Twelve Weeks Ended October 6, 2012		For the Twelve Weeks Ended October 8, 2011		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$21,830	17.5%	$22,037	18.1%	(0.9)%
Store Branded Retail	26,852	21.5	30,690	25.2	(12.5)%
Non-Retail and Other	76,350	61.0	68,874	56.7	10.9%

Total	$125,032	100.0%	$121,601	100.0%	2.8%

The 2.8% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	9.4%
Volume	(6.6)%

Total Percentage Change in Sales	2.8%

Sales category discussion

The decrease in branded retail sales was primarily the result of lower multi-pak cake volume, partially offset by pricing/mix increases in all branded retail sales categories. The decrease in store branded retail sales was due to volume decreases in store branded cake, partially offset by price/mix increases. The increase in non-retail and other sales was due to pricing/mix increases, partially offset by volume decreases, primarily in contract manufacturing.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The decrease as a percent of sales was primarily due to lower costs for Lepage, sales increases and efficiency gains.

The DSD segment decrease as a percent of sales was due to lower costs for Lepage, lower ingredient costs, primarily flour, and efficiency gains.

The warehouse delivery segment increase as a percent of sales was primarily a result of higher ingredient costs, partially offset by lower packaging, workforce related and energy costs. The higher ingredient costs were driven by increases in flour and sugar.

Selling, Distribution and Administrative Expenses. The increase as a percent of sales was due to acquisition related expenses incurred in the quarter and higher workforce-related costs as a percent of sales. These increases were partially offset by lower costs as a percent of sales for Lepage and increases in miscellaneous income. The acquisition related costs were $5.1 million for the quarter and are included in unallocated corporate expenses.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales due to lower costs for Lepage and increases in miscellaneous income, partially offset by higher workforce-related costs.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution and marketing costs.

Depreciation and Amortization. Depreciation and amortization increased due to the Lepage acquisition.

The DSD segment’s depreciation and amortization expense increase was mainly due to the Lepage acquisition. The warehouse delivery’s depreciation and amortization expense decreased primarily due to assets fully depreciated subsequent to the third quarter of fiscal 2012.

Income from Operations. The increase in the DSD segment income from operations was attributable to the Lepage acquisition as well as overall margin improvement and lower SD&A costs as a percent of sales. During the quarter, the Lepage acquisition contributed $6.7 million to operating income. The increase in the warehouse delivery segment income from operations was primarily a result of higher sales partially offset by higher ingredient costs. The increase in unallocated corporate expenses was primarily due to the acquisition related costs discussed above.

Net Interest Expense. The increase was related to higher interest expense due to higher debt outstanding from the senior notes issued in the first quarter of fiscal 2012 and additional withdrawals from the new credit facility.

Income Taxes. The effective tax rate for the third quarter of fiscal 2012 was 36.4% compared to 35.4% in the third quarter of the prior year. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. Non-deductible transaction costs in the current quarter and favorable discrete items booked in the prior year quarter account for a significant portion of the difference in the quarters’ effective rates.

FORTY WEEKS ENDED OCTOBER 6, 2012 COMPARED TO FORTY WEEKS ENDED OCTOBER 8, 2011

Consolidated Sales.

	For the Forty Weeks Ended October 6, 2012		For the Forty Weeks Ended October 8, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,195,602	52.0%	$1,081,931	51.0%	10.5%
Store Branded Retail	412,147	17.9	383,133	18.1	7.6%
Non-Retail and Other	689,300	30.1	654,726	30.9	5.3%

Total	$2,297,049	100.0%	$2,119,790	100.0%	8.4%

The 8.4% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.5%
Volume	(0.3)%
Acquisition	6.2%

Total Percentage Change in Sales	8.4%

Sales category discussion

The increase in branded retail sales was due primarily to the Tasty and Lepage acquisitions and, to a lesser extent, positive net pricing/mix, partially offset by overall volume declines, particularly white bread, buns and sandwich rounds. The increase in store branded retail sales was primarily due to the acquisitions and, to a lesser extent, increases in all sales categories with the exception of decreases in store brand cake. The increase in non-retail and other sales was due primarily to volume increases in foodservice sales as well as acquisition contribution.

Direct-Store-Delivery Sales.

	For the Forty Weeks Ended October 6, 2012		For the Forty Weeks Ended October 8, 2011		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,120,434	59.2%	$1,008,168	58.4%	11.1%
Store Branded Retail	321,108	17.0	283,825	16.5	13.1%
Non-Retail and Other	452,415	23.8	433,205	25.1	4.4%

Total	$1,893,957	100.0%	$1,725,198	100.0%	9.8%

The 9.8% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.0%
Volume	0.2%
Acquisition	7.6%

Total Percentage Change in Sales	9.8%

Sales category discussion

The increase in branded retail sales was due to the Tasty and Lepage acquisitions and, to a lesser extent, positive net pricing/mix, partially offset by volume declines with the largest decreases in white bread, buns and sandwich rounds. The increase in store branded retail was due to acquisition contribution and growth in store brand buns/rolls/tortillas and store brand white bread. The increase in non-retail and other sales was primarily due to the acquisitions and overall volume increases.

Warehouse Delivery Sales.

	For the Forty Weeks Ended October 6, 2012		For the Forty Weeks Ended October 8, 2011		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$75,168	18.6%	$73,763	18.7%	1.9%
Store Branded Retail	91,039	22.6	99,308	25.2	(8.3)%
Non-Retail and Other	236,885	58.8	221,521	56.1	6.9%

Total	$403,092	100.0%	$394,592	100.0%	2.2%

The 2.2% increase in sales was attributable to the following for all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	3.8%
Volume	(1.6)%

Total Percentage Change in Sales	2.2%

Sales category discussion

The increase in branded retail sales was primarily due to increases in bakery deli volume and brand snack growth from both volume and pricing/mix increases, partially offset by multi-pak decreases in both volume and pricing/mix. The decrease in store branded retail sales was due to volume decreases in store branded cake, partially offset by pricing/mix increases. The increase in non-retail and other sales was due to volume and pricing/mix increases.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The increase as a percent of sales was primarily due to significantly higher ingredient costs, primarily flour and to a lesser extent, sweeteners and oils, partially offset by sales increases, lower energy and workforce-related costs and improved efficiency. Costs of $2.8 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment increase as a percent of sales was primarily a result of significant increases in ingredient costs, primarily flour, and higher costs for Tasty, partially offset by sales increases, efficiency gains and lower energy costs as a percent of sales. Costs of $2.8 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The warehouse delivery segment increased slightly as a percent of sales. Increases in ingredient costs were offset by lower workforce-related, packaging, repairs and maintenance and energy costs as a percent of sales. The higher ingredient costs were driven by increases in flour, sugar, and other shortening.

Selling, Distribution and Administrative Expenses. The decrease as a percent of sales was due to sales increases and lower workforce-related costs as a percent of sales. In the prior year, we incurred $6.0 million of acquisition related costs as compared to $8.5 million in the current year. Costs of $2.4 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The DSD segment’s selling, distribution and administrative expenses decreased as a percent of sales primarily due to sales increases, lower workforce-related costs and lower costs for the acquisitions as a percent of sales. Costs of $2.4 million were incurred during the first quarter of fiscal 2011 associated with the closure of a manufacturing facility.

The warehouse delivery segment’s selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs.

Depreciation and Amortization. Depreciation and amortization increased due to the Lepage and Tasty acquisitions.

The DSD segment’s depreciation and amortization expense increased due to the acquisitions. The warehouse delivery’s depreciation and amortization expense decreased primarily due to assets fully depreciated subsequent to the third quarter of fiscal 2011.

Income from Operations. The increase in the DSD segment income from operations was attributable to the acquisitions and sales increases, partially offset by higher input costs as a percent of sales. The decrease in the warehouse delivery segment income from operations was primarily a result of higher ingredient costs and higher distribution costs. The increase in unallocated corporate expenses was primarily due to higher acquisition related costs.

Net Interest Expense. The increase was due to higher interest expense due to higher debt outstanding from the senior notes issued in the first quarter of this year and additional withdrawals from the new credit facility in the third quarter.

Income Taxes. The effective tax rate for the forty weeks ended October 6, 2012 and October 8, 2011 was 36.2% and 35.2%, respectively. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. Non-deductible transaction costs in the forty weeks ended October 6, 2012 and favorable discrete items booked in the prior year account for a significant portion of the difference in the year over year effective rate.

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

Cash Flows

Our cash and cash equivalents increased to $14.1 million at October 6, 2012 from $7.8 million at December 31, 2011. The increase resulted from $182.2 million provided by operating activities and $189.2 million provided by financing activities, offset by $365.1 million disbursed for investing activities.

Cash Flows Provided by Operating Activities. Net cash of $182.2 million provided by operating activities during the forty weeks ended October 6, 2012 consisted primarily of $97.6 million in net income, adjusted for the following non-cash items (amounts in thousands):

Depreciation and amortization	$76,751
Loss reclassified from accumulated other comprehensive income to net income	24,972
Stock-based compensation	7,012
Deferred income taxes	3,155
Provision for inventory obsolescence	804
Allowances for accounts receivable	1,995
Pension and postretirement plans expense	1,208
Other	(1,452)

Total	$114,445

Cash disbursed for working capital and other activities is as follows (amounts in thousands):

Pension contributions	$(18,143)
Accounts and notes receivable, net	(30,518)
Inventories, net	(10,270)
Hedging activities, net	5,627
Other assets	10,343
Accounts payable	10,761
Other accrued liabilities	2,430

Total	$(29,770)

As of October 6, 2012, the company had $2.1 million recorded in other current assets representing collateral for hedged positions. As of December 31, 2011, the company had $11.8 million recorded in other current assets representing collateral for hedged positions.

Cash Flows Disbursed for Investing Activities. Net cash disbursed for investing activities during the forty weeks ended October 6, 2012 of $365.1 million consisted primarily of the Lepage acquisition of $318.4 million. In addition, capital expenditures of $49.2 million were paid during the forty weeks ended October 6, 2012. Capital expenditures in the DSD segment and the warehouse delivery segment were $39.2 million and $7.2 million, respectively. The company estimates capital expenditures of approximately $75.0 million to $85.0 million during fiscal 2012. The company also leases certain production machinery and equipment through various operating leases.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities of $189.2 million during the forty weeks ended October 6, 2012 consisted primarily of net proceeds from debt issuance of $257.2 million and $9.1 million from the exercise of stock options. These net proceeds were offset by dividends paid of $64.4 million, stock repurchases of $13.6 million, and $3.9 million paid for debt issuance costs for the senior notes issued in the first quarter of fiscal 2012

Senior Notes, Credit Facility, and Term Loan

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

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the Company’s revolving credit facility. The balance of the net proceeds were used for the Lepage acquisition. The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. The company was in compliance with the terms of the notes on October 6, 2012.

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

Credit Facility. On May 20, 2011, the company amended and restated its credit facility (the “new credit facility”), which was previously amended on October 5, 2007 (the “former credit facility”). The new credit facility is a five-year, $500.0 million senior unsecured revolving loan facility with two, one-year extension options. Further, the company may request to increase its borrowings under the new credit facility up to an aggregate of $700.0 million upon the satisfaction of certain conditions. Proceeds from the new credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The new credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of October 6, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $106.6 million and $225.0 million in outstanding borrowings under the credit facility at October 6, 2012 and at December 31, 2011, respectively. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. For fiscal 2012, the company borrowed $780.1 million in revolving borrowings under the credit facility and repaid $898.5 million in revolving borrowings. On October 6, 2012, the company had $377.8 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $15.6 million for letters of credit.

Term Loan. On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements for the next twelve months. As of October 6, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of October 6, 2012 and December 31, 2011, the amounts outstanding under the term loan were $67.5 million and $90.0 million, respectively.

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

Uses of Cash

On February 23, 2012, the Board of Directors declared a dividend of $0.15 per share on the company’s common stock that was paid on March 23, 2012 to shareholders of record on March 9, 2012. This dividend payment was $20.3 million. On June 1, 2012, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on June 29, 2012 to shareholders of record on June 15, 2012. This dividend payment was $21.7 million. On August 17, 2012, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on September 14, 2012 to shareholders of record on August 31, 2012. This dividend payment was $22.1 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2012, 70,742 shares, at a cost of $1.4 million of the company’s common stock were purchased under the plan. There were no shares repurchased under the plan during the second quarter of fiscal 2012. We purchased 600,000 shares during the third quarter of fiscal 2012, at a cost of $12.2 million. From the inception of the plan through October 6, 2012, 38.5 million shares, at a cost of $444.4 million, have been purchased.

During the first quarter of fiscal 2012, the company paid $13.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the second quarter of 2012, Congress passed the Moving Ahead for Progress in 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company has contributed $18.1 million to its qualified pension plans during 2012, and is reviewing the potential implications of MAP-21 on its expected contributions for the remainder of the year.

We paid approximately $318.4 million of cash consideration and tax related payments in connection with the Lepage acquisition discussed above with cash available and by drawing down on our new credit facility. In addition to the cash consideration at closing we paid $4.5 million in transaction costs. The total acquisition costs recognized during the twelve and forty weeks ended October 6, 2012 were $5.1 million and $8.5 million, respectively.

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than note that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company is analyzing the potential impact of this guidance on the company’s consolidated financial statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 6, 2012, the company’s hedge portfolio contained commodity derivatives with a fair value of $5.6 million. Of this fair value, $5.1 million is based on quoted market prices and $0.5 million is based on models and other valuation methods. Approximately $(0.5) million, $6.1 million, $0.04 million, $(0.01) million and $(0.05) million of this fair value relates to instruments that will be utilized in fiscal 2012 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 6, 2012, a hypothetical ten percent increase in commodity prices would increase the fair value of the derivative portfolio by $12.4 million. Based on the company’s derivative portfolio as of October 6, 2012, a hypothetical ten percent decrease in commodity prices would decrease the fair value of the derivative portfolio by $12.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of October 6, 2012.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of October 6, 2012, the fair value of these interest rate swaps was $(1.4) million. The current notional amount of the swaps for the amortizing loan is $67.5 million. All of this fair value is based on valuation models and $(0.6) million and $(0.9) million of this fair value is related to instruments expiring in 2012 and 2013, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of October 6, 2012, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by an immaterial amount. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 6, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of changes in internal control over financial reporting as of October 6, 2012, management has excluded the Lepage acquisition as we are currently assessing their control environment. Lepage’s revenues for the twelve and forty weeks ended October 6, 2012 of $39.2 million represents approximately 5.5% and 1.8% of our consolidated revenue for the twelve and forty weeks ended October 6, 2012, respectively. Lepage’s assets, including intangible assets, represent approximately 20.8% of our consolidated assets at October 6, 2012.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Form 10-K for the year ended December 31, 2011 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the forty weeks of fiscal 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2012 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
July 17, 2012 — August 11, 2012	—	$—	—	7,128
August 12, 2012 — September 8, 2012	400	$20.34	400	6,728
September 9, 2012 — October 6, 2012	200	$20.48	200	6,528

Total	600	$20.39	600

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/S/ GEORGE E. DEESE
Name:	George E. Deese
Title:	Chairman of the Board and Chief Executive Officer

By:	/S/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/S/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: November 8, 2012

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

4.2	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.3	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.4	—	Form of 4.375% Senior Note due April 1, 2022 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.5	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7	—	Form of Continuation of Employment Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1016247).

10.8	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

Exhibit No		Name of Exhibit

10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.10	—	Agreement and Plan of Merger, dated June 23, 2008, by and among, Flowers Foods, Inc., Peachtree Acquisition Co., LLC, Holsum Bakery, Inc., Lloyd Edward Eisele, Jr. and The Lloyd Edward Eisele, Jr. Revocable Trust (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K/A dated June 25, 2008, File No. 1-16247).

10.11	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.12	—	First Amendement to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.13	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).

10.14	—	Form of 2010 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form
10-K dated March 3, 2010, File No. 1-16247).

10.15	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.16	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form
10-K dated February 23, 2011, File No. 1-16247).

10.18	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.19	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

10.20	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No.
1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No		Name of Exhibit

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 8, 2011.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith