Form 10-K
period 2012-12-29
FLOWERS FOODS INC
filed 2013-02-20
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sales price on the New York Stock Exchange on July 14, 2012 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,840,984,349.

On February 15, 2013, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 138,297,249.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 22, 2013, which will be filed with the Securities and Exchange Commission on or prior to April 10, 2013, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights.

iii

PART I

Item 1.	Business

Historical Information

Flowers Foods’ beginning dates back to 1919 when two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, Ga. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, the company listed on the American Stock Exchange. In 1982, Flowers listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, following the acquisition of Keebler Foods Company, one of the largest cookie and cracker companies in the U.S., and the top-selling Mrs. Smith’s frozen pie brand, Flowers Industries transformed from a strong regional baker into a national baked foods company. By 1999, the company had $4.2 billion in annual sales and three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler Foods, a national cookie and cracker company. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company. The remaining business units — Flowers Bakeries and Mrs. Smith’s — were spun off into a new company, Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers Foods sold its Mrs. Smith’s frozen dessert business to The Schwan Food Company, retaining its core fresh bakery and frozen bread and roll businesses.

From 2003 through 2012, Flowers Foods executed its growth strategy to reach more of the U.S. population with fresh breads, buns, rolls, and snack cakes through its Direct-Store-Delivery segment. In the nine year span, the company’s access to the U.S. population for its fresh bakery products and brands grew from about 38% to more than 70%. The company’s market capitalization increased from $418.9 million to $3,172.0 million at the end of fiscal 2012.

As used herein, references to “we,” “our,” “us,” the “company”, “Flowers” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods, Inc., as of December 29, 2012.

The Company

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (82% of total sales) operates 35 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (18% of total sales) operates 10 bakeries that produce snack cakes and breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels.

At the end of 2012, the DSD segment’s fresh bakery foods were available to more than 70% of the U.S. population. Our DSD system is comprised of approximately 4,100 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in their geographic territories. In addition, the company has approximately 890 company-owned territories available for sale. This number increased significantly during fiscal 2012 because of additional territories held for sale from acquisitions.

The warehouse segment’s fresh snack cakes and frozen breads and rolls are sold nationally direct to customers’ warehouses and delivered through frozen and non-frozen contract carriers.

See Note 21, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for financial information about our segments.

Our brands are among the best known in the baking industry. Many of our DSD brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in our core Southern markets. Our brands include the following:

DSD Segment Brands/ Company Owned	DSD Segment Brands/Franchised/Licensed	Warehouse Segment Brands/ Company Owned
Nature’s Own	Sunbeam	Mrs. Freshley’s
Whitewheat	Roman Meal	European Bakers
Tastykake	Bunny	Broad Street Bakery
Bluebird	Holsum	Leo’s Foods
Cobblestone Mill	Aunt Hattie’s	Juarez
ButterKrust	Country Kitchen	Tesoritos
Dandee
Mary Jane
Mary Jane and Friends
Evangeline Maid
Captain John Derst
Country Hearth
Natural Grain Flowers Foods
Mi Casa
Frestillas
Barowsky’s

Strategies

Flowers Foods has focused on developing and refining operating strategies to create competitive advantages in the marketplace. We believe these strategies help us achieve our long-term objectives and work to build value for shareholders. Put simply, our strategies are to:

•	Grow Sales. We have a three-pronged strategy for growing sales through acquisitions, market expansions, and core markets.

•	Invest Wisely. We invest to improve the effectiveness of our bakeries, distribution networks, and information systems.

•	Bake Smart. We innovate to improve processes, enhance quality, reduce costs, and conserve resources.

•	Give Extraordinary Service. We go beyond the expected to meet our customers’ needs.

•	Appreciate the Team. We respect every individual, embrace diversity, and promote the career growth of team members.

Grow Sales

As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery products that are responsive to changing consumer needs and preferences using market research and the strength of our well-established brands. We establish and strengthen our brands in existing and new markets by focusing on product quality, offering a broad and diverse product line, and providing exceptional customer service. We expand our geographic reach by making strategic acquisitions and expanding from our existing bakeries into new markets. Our growth strategy has proven successful, evidenced by our sales and net income compound average annual growth rate of 8.4% and 8.5%, respectively, over the last five years. Our strategy encompasses specific efforts for growth through acquisitions, market expansions, and core markets.

Acquisitions

Growth through acquisitions has been an important component of our strategy. Since our initial public offering in 1968, we have made over 100 acquisitions. Since our spinoff in 2001, Flowers Foods has made 10 acquisitions that, at the time of the acquisition, added approximately $737 million in annual revenue. Our primary acquisition targets have been independent/regional baking companies in areas of the country where we have not previously had access to market our fresh baked foods.

In October 2012, Flowers announced an agreement to acquire from Grupo Bimbo, S.A.B. de C.V. (“Grupo Bimbo”) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California, which together account for annual sales of approximately $134 million. In addition, Flowers received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. The California transition is expected to be completed in phases. The California transaction is expected to close on February 23, 2013. On January 29, 2013, Grupo Bimbo filed a motion with the United States District Court for the District of Columbia seeking to suspend the California transaction pending a review by the United States Department of Justice of the company’s proposed acquisition of certain assets and brands of Hostess Brands, Inc. On February 13, 2013, the court denied the motion.

In July 2012, we completed the acquisition of Lepage Bakeries and certain of its affiliated companies (“Lepage”), a strong regional baker that serves New England and New York. Lepage operates two bakeries in Maine and one in Vermont with fresh breads, buns, rolls, croissants, english muffins, and donuts. The acquisition extends Flowers Foods’ reach into New England and brings new brands (Country Kitchen and Barowsky’s), products, and customers to strengthen our DSD segment.

In May 2011, the company acquired Tasty Baking Company (“Tasty”) to strengthen our position in the branded snack cake category and extend our DSD distribution into the Northeast. The Tastykake brand has been introduced through most of Flowers’ DSD territory and Flowers’ bread brands are being introduced into Tasty’s core markets in the Mid-Atlantic states, New Jersey, and New York.

Expansion Markets

In 2011, we announced a specific market expansion goal: To serve a geographical area that includes at least 75% of the U.S. population by 2016 with our Nature’s Own brand and other fresh DSD brands. At the end of 2012, we had expanded our population reach to more than 70%, moving into 10 states and added $170.6 million in annual sales in these expansion markets. Expansion markets are new markets entered into since 2004. These markets include acquisitions and added territories through market expansion. We accomplished this by expanding the reach of our existing bakeries into new territories, building new bakeries, and merging with or acquiring independent bakers in strategic locations.

We intend to accomplish our long-term goals by continuing our strategy of market expansion, building new bakeries, and merging with or acquiring independent bakeries.

Our market expansion efforts are driven by our individual bakeries as they extend their service boundaries by serving new customers in territories adjacent to their current service areas. They accomplish this by partnering with retail and foodservice customers to serve new locations, adding our direct-store-distribution structure, and working to reach new customers in the targeted growth area.

Core Markets

Our strategy for growth in core markets includes introducing new products to serve both retail and foodservice customers. We have been successful in developing innovative products that gained consumer acceptance, as evidenced by reaching our goal of having new products comprise 3% to 5% of our sales growth for the last five years. A list of new products for fiscal 2012 can be found below in the Brands & Products discussion.

In core markets, we also strive to enhance our customer base by reaching out to retailers or foodservice customers to offer additional products to those we currently serve and develop relationships with those who are potential customers.

Invest Wisely & Bake Smart

Throughout our history, we have devoted significant resources to automate our production facilities and improve our distribution capabilities. We believe these investments have made us one of the most efficient producers of packaged bakery products in the United States. We believe our capital investments yield valuable long-term benefits, such as more consistent product quality, highly sanitary processes, and greater production volume at a lower cost per unit.

From 2008 through 2012, we invested $403.8 million in capital projects. We believe this consistent, yearly investment in our bakeries has given us a competitive edge in the baking industry and we are committed to maintaining that advantage by continuing our investments in new technology and improved processes. In 2012, we announced a $31.0 million investment in our Oxford, Pennsylvania bakery to add bread production capacity. The new production capacity, which we expect to be completed in the spring of fiscal 2013, will help support our introduction of Nature’s Own and other breads into Pennsylvania, New Jersey, and the northeast. We expect that a second investment of approximately $18.0 million in a production line for buns will be made in the future.

Our investment decisions also include assessing current production capacity and, from time to time, it is necessary for us to close older, less efficient facilities.

Through several decades, we have established a reciprocal baking system that allows us to move or shift production among our DSD segment bakeries to ensure that we are able to meet current market needs, respond to extraordinary events (such as hurricanes or other natural disasters), and remain a low-cost producer and marketer of a full line of bakery products on a national and super-regional basis. We also use company-owned and leased warehouses and distribution centers located in geographic areas that allow for efficient movement of our products from bakery to market.

We believe our company also invests wisely and bakes smart by:

•	Engaging in research and development activities that involve developing new products, improving the quality of existing products, and improving and automating production processes.

•	Developing and evaluating new processing techniques for both current and proposed product lines.

•

Improving our shipping and logistics. In 2009, we began to roll out a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of 2012, we had installed this automated shipping system in 18 of our bakeries. We intend to install this system in six additional bakeries during 2013.

•

Conserving resources. In November 2012, we published our 2011 Sustainability Report, in which we report sustainability data for our non-manufacturing facilities (warehouses, distribution centers, offices, and retail outlets). The Sustainability Report can be found on our website www.flowersfoods.com.

Give Extraordinary Service

When it comes to our customers, our strategy is to go beyond the expected. We know that great service helps build strong relationships with our retail and foodservice customers. Our reputation for excellent service supports our sales growth in core markets and helps us as we move into new markets.

Our national accounts team for key customers supports bakery teams to build trade relationships at the corporate and local level. They are assisted by our business analysis and insights team that provides our trade partners with objective statistical data and creative ideas aimed at enhancing the overall bakery category. We also work with trade customers in other ways — from web-based ordering to scan-based trading or pay-by-scan (“PBS”). In foodservice, we partner with national chains to develop customized bakery items that meet their specific needs.

Appreciate the Team

We strive to maintain good relationships and ongoing communications with all our team members. We are committed to equal employment opportunities, meeting all federal and state employment laws, and striving to respect the dignity of all our team members and associates. In addition, our subsidiaries provide:

•	Fair and equitable compensation and a balanced program of benefits;

•	Working conditions that promote employees’ health and safety;

•	Training opportunities that encourage professional development; and

•	Ways for team members to discuss concerns through our open door policy and peer review program.

We employ approximately 9,800 people. Approximately 980 of these employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Brands & Products

Nature’s Own is the bestselling loaf bread in the U.S. in pounds and dollars and its compound annual growth rate in sales since 2000 has been 11.7%.

During 2012, we introduced the following new products under this brand:

•	Nature’s Own 8 pack ButterBuns Sandwich Rolls & Hot Dog Rolls

•	Nature’s Own Pull-A-Part Butterbread Dinner Rolls

•	Nature’s Own Oatmeal Cinnamon Raisin and Oatmeal Cranberry Orange Toasters,

We also introduced Nature’s Own into the following new markets: Philadelphia, Cincinnati/Dayton, Pittsburgh, and St. Louis. In addition to Nature’s Own, our DSD segment also markets, among others:

•	Lepage brands, including Barowsky’s and Country Kitchen. We introduced Nature’s Own to the Lepage territories.

•

Tastykake and Blue Bird branded snack cakes and pastries. In 2012, we added new items to the Tastykake lineup, including Tastykake Chocolate Bells, Tastykake Bag and 6 pack Mini Donuts, and Tastykake Kandy Bar Kakes. The Tastykake brand expanded into Texas and into the New England Lepage market.

•

Fresh packaged bakery products under store brands for retailers. While store branded products carry lower margins than our branded products, they allow us to effectively use available production and distribution capacity. Store branded product also helps the company expand our total retail shelf space.

Our warehouse segment markets a line of specialty breads and rolls under the European Bakers brand, proprietary breads, buns, and rolls for specific foodservice customers, and tortillas and tortilla chips under Leo’s Foods and Juarez. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Our warehouse segment products are distributed nationally through retail, foodservice and vending customer warehouses.

In 2012, we had the following initiatives for the Mrs. Freshley’s brand:

•	Introduced “Made with Cinnabon Cinnamon” Honey Bun, Danish, and Coffee Cakes.

•	Reintroduced our Crème Cakes under a new name, Dreamies, and a new package design.

During 2012, we spent $1.9 million in product development costs for new products and product enhancements.

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

Customers

Our top 10 customers in fiscal 2012 accounted for 45.1% of sales. During 2012, our largest customer, Walmart/Sam’s Club, represented 20.7% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart was the only customer to account for 10.0% or more of our sales during 2012, 2011 or 2010.

Our fresh baked foods customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 239 such stores, and reported sales of $65.2 million during fiscal 2012 related to these outlets.

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

To get fresh bakery foods to market, we use a network of approximately 5,000 routes (or territories) to distribute certain Flowers DSD brands in specified geographic territories. The company has sold the majority of these territories to independent distributors under long-term financing arrangements. The independent distributor program is designed to provide retail and foodservice customers with superior service. Independent distributors, highly motivated by financial incentives from their territory ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their territories resulting from higher branded sales volume.

The company has developed proprietary software on the hand-held computers that independent distributors use for daily ordering, transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee reduces the company’s selling, distribution and administrative expenses, and totaled $4.9 million in 2012, $4.6 million in 2011, and $3.7 million in 2010. Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. This system ensures that distributors have an adequate supply of the right mix of products to meet retail and foodservice customers’ immediate needs. We believe our system minimizes returns of unsold goods.

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

We also use PBS to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During fiscal 2012 approximately $863.9 million of our DSD segment sales came through our PBS system.

Our warehouse segment distributes a portion of our packaged bakery snack products from a central distribution facility located near our Crossville, Tennessee snack cake bakery. We believe this centralized distribution method allows us to achieve both production and distribution efficiencies. Our snack cake bakeries operate what we believe are long, efficient production runs of a single product, which are then shipped to the central distribution facility. Products coming from different bakeries are then cross-docked and shipped directly to customers’ warehouses nationwide. Our frozen bread and roll products are shipped to various outside freezer facilities for distribution to our customers.

Intellectual Property

We own a number of trademarks, trade names, patents, and licenses. The company also sells products under franchised and licensed trademarks and trade names that it does not own. We consider all our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty. On July 23, 2008, one of our wholly-owned subsidiaries filed a lawsuit against Hostess Brands, Inc. (“Hostess”) (formerly Interstate Bakeries Corporation) in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserts that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods is seeking actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. Flowers Foods sought summary judgment for our claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit. One of the asset purchase agreements that Flowers Foods entered into with Hostess on January 11, 2013, described more fully below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” includes the transfer of the ownership of the Nature’s Pride brand to Flowers Foods and a settlement and release agreement among the parties. In the event that the transaction is not ultimately approved or is otherwise terminated, Flowers Foods rights with respect to the current litigation will be preserved.

Raw Materials

Our primary baking ingredients are flour, sweeteners, and shortening. We also use paper products, such as corrugated cardboard, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.

In addition, we are dependent on natural gas as fuel for firing our ovens. Our independent distributors and third-party shipping companies use gasoline and diesel as fuel for their trucks.

As commodities, many of our baking ingredients are subject to periodic price fluctuations. Over the past six years the commodities market has been extremely volatile. Agricultural commodity prices reached all time highs in 2007 and have remained volatile every year since. We expect our commodity costs to increase in 2013. These costs fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. Our company enters into forward purchase agreements and derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Competitive Overview

The U.S. retail market for fresh packaged bakery products is estimated at $21.2 billion. This category is intensely competitive. It is comprised of large food companies, retailer-owned bakeries, large independent bakeries with national distribution, and smaller regional and local bakeries. From a national standpoint, Flowers Foods is currently the number two company in the U.S. fresh baking industry based on market share.

At the start of 2012, the primary national competitors in the fresh bakery category included Grupo Bimbo S.A. de C.V./Bimbo Bakeries (“Grupo Bimbo”) (Arnold, Thomas, Entemann’s), Hostess (Wonder Bread, Hostess), Campbell Soup Company (Pepperidge Farm), and retailer-owned bakeries. Flowers Foods also faces significant competition from store brands (also known as “private label”) and products produced by independent bakers. While store brand breads and rolls have been offered by food retailers for decades, food retailers have put more emphasis on store brand products with the entry of mass merchandisers like Walmart and the ongoing consolidation of traditional supermarkets into much larger regional operations. In general, the store brand share of the fresh bread aisle accounts for approximately 25% of the dollar sales and approximately 36% of unit sales.

There are also a number of smaller regional bakers, although some of them do not enjoy some of the competitive advantages of larger operations, including greater brand awareness and economies of scale in areas such as purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

The competitive landscape in the U.S. fresh baking industry continues to change. In 2011, Grupo Bimbo completed its acquisition of Sara Lee. By the end of 2012, Hostess, which has been in bankruptcy for seven of the last eight years, shut down production and announced it would liquidate its business. That process is proceeding under the supervision of the Bankruptcy Court.

Competition in the baking industry continues to be driven by a number of factors. These include the ability to serve consolidated — and larger — retail and foodservice customers, generational changes in family-owned businesses, and competitors’ promotional efforts on branded bread and store brands. Competition typically is based on product availability, product quality, brand loyalty, price, effective promotions, and the ability to target changing consumer preferences. Customer service, including frequent delivery to keep store shelves well-stocked, is an increasingly important competitive factor.

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price. Primary national competitors for fresh packaged bakery snack products include McKee Foods Corporation (Little Debbie), Cloverhill Bakery and Grupo Bimbo.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery, Turano Baking Company, and All Round Foods, Inc. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

Flowers Foods also faces competition from store brands that are produced both by us and our competitors. For several decades, store brand breads and rolls have been offered by food retail customers. Recently, food retailers have put more emphasis on store brand products, initiating a store brand push in such categories as chips and cereals. In general, the store brand share of the fresh bread aisle has remained relatively consistent.

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

Commodities, such as flour, sweeteners, and shortening, which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices. Our failure to enter into effective hedging arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We may be adversely impacted if our information technology systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

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

We have several large customers that account for a significant portion of our sales, and the loss of one of our large customers could adversely affect our results of operations. Our top ten customers accounted for 45.1% of our sales during fiscal 2012. Our largest customer, Walmart/Sam’s Club, accounted for 20.7% of our sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

Consolidation in the retail and foodservice industries could affect our sales and profitability.

If our retail and foodservice customers continue to grow larger due to consolidation in their respective industries, they may demand lower pricing and increased promotional programs. Meeting these demands could adversely affect our sales and profitability.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 12.7% of all the pension plan assets as of December 29, 2012.

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

Disruption in our supply chain or distribution capabilities from political instability, armed hostilities, incidents of terrorism, natural disasters, weather or labor strikes could have an adverse effect on our business, financial condition and results of operations.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers due to weather, natural disaster, fire or explosion, terrorism, pandemics or labor strikes, could impair our ability to manufacture or sell our products. Moreover, terrorist activity, armed conflict, political instability or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

Inability to anticipate or respond to changes in consumer preferences may result in decreased demand for our products, which could have an adverse impact on our future growth and operating results.

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

EXECUTIVE OFFICERS

Name, age and Office	Business Experience

George E. Deese Age 66 Chairman of the Board and Chief Executive Officer	On February 15, 2013, the company announced that Mr. Deese has been elected executive chairman of the board effective May 22, 2013. Mr. Deese has been Chairman of the Board and Chief Executive Officer of Flowers Foods since January 2010. Mr. Deese previously served as Chairman of the Board, President and Chief Executive Officer of Flowers Foods from January 2006 to January 2010. He previously served as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Name, age and Office	Business Experience

Allen L. Shiver Age 57 President	On February 15, 2013, the company announced that Mr. Shiver has been elected president and chief executive officer effective May 22, 2013. Mr. Shiver has been President of Flowers Foods since January 2010. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to January 2010. He previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

R. Steve Kinsey Age 52 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and at Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 65 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Stephen R. Avera Age 56 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an Associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 62 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Name, age and Office	Business Experience

Marta Jones Turner Age 59 Executive Vice President of Corporate Relations	Ms. Jones Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Jones Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997. Ms. Jones Turner joined the company in 1978.

Karyl H. Lauder Age 56 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 54 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 59 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008. Mr. Thriffiley previously served as Vice President of Human Resources from 2002 to 2008. Prior to that, Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

H. Mark Courtney Age 52 Senior Vice President of Sales and Marketing	Mr. Courtney has been Senior Vice President of Sales and Marketing of Flowers Bakeries since January of 2010. He previously served as Senior Vice President of Sales from April 2008 until January 2010. Prior to that, Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

David A. Hubbard Age 43 Senior Vice President and Chief Information Officer	Mr. Hubbard has been Senior Vice President and Chief Information Officer of Flowers Foods since December 2012. Prior to that he served as Vice President and Chief Information Officer from October 2011 to December of 2012. He previously served as Vice President, IT Technology and Development in 2011. Prior to that Mr. Hubbard was the IT Director, SAP Technology and eBusiness from 2003 through early 2011.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 44 bakeries and one mix plant, of which 44 are owned and one is leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2012, DSD segment facilities taken as a whole, operated moderately above capacity and warehouse segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment

Birmingham, Alabama	New Orleans, Louisiana
Opelika, Alabama	Lewiston, Maine(2)
Tuscaloosa, Alabama	Goldsboro, North Carolina
Phoenix, Arizona	Jamestown, North Carolina
Tolleson, Arizona	Newton, North Carolina
Batesville, Arkansas	Philadelphia, Pennsylvania (Leased)
Bradenton, Florida	Oxford, Pennsylvania
Jacksonville, Florida	Morristown, Tennessee
Lakeland, Florida	Denton, Texas
Miami, Florida	El Paso, Texas
Atlanta, Georgia	Houston, Texas(2)
Savannah, Georgia	San Antonio, Texas
Thomasville, Georgia	Tyler, Texas
Villa Rica, Georgia	Brattleboro, Vermont
Bardstown, Kentucky	Lynchburg, Virginia
Baton Rouge, Louisiana	Norfolk, Virginia
Lafayette, Louisiana

Warehouse Segment

Montgomery, Alabama	London, Kentucky
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
Cedar Rapids, Iowa (mix plant)	Ft. Worth, Texas

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserts that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods is seeking actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. Flowers Foods sought summary judgment for its claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit. One of the asset purchase agreements that Flowers Foods entered into with Hostess on January 11, 2013, described more fully below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” includes the transfer of the ownership of the Nature’s Pride brand to Flowers Foods and a settlement and release agreement among the parties. In the event that the transaction is not ultimately approved or is otherwise terminated, Flowers Foods’ rights with respect to the current litigation will be preserved.

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

	FY 2012			FY 2011
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$21.46	$18.39	$0.150	$19.79	$15.74	$0.133
Second	$24.20	$19.40	$0.160	$23.00	$18.83	$0.150
Third	$22.10	$19.11	$0.160	$23.13	$17.79	$0.150
Fourth	$24.14	$18.46	$0.160	$21.10	$18.68	$0.150

Holders

As of February 15, 2013, there were approximately 3,870 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 29, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
	(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	6,360	$16.08	3,015
Equity compensation plans not approved by security holders	—	—	—

Total	6,360	$16.08	3,015

Under the company’s compensation plans the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares available under the compensation plans is 27,937,500 shares as approved by shareholder vote in 2009. See Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 29, 2007 through December 28, 2012, the last trading day of our 2012 fiscal year.

Comparison of Cumulative Five Year Total Return

	December 29, 2007	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012
FLOWERS FOODS INC	100.00	101.91	104.58	122.06	133.08	167.97
S&P 500 INDEX	100.00	64.55	79.14	91.06	92.98	106.07
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	88.53	102.37	119.12	139.59	152.30
S&P MIDCAP 400 INDEX	100.00	64.94	87.11	110.32	108.40	125.77

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 29, 2007. Flowers Foods’ share price is also indexed to $100 at December 29, 2007. These prices have been adjusted for stock splits.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The company has purchased 38.7 million shares under the plan through December 29, 2012. During 2012, the company acquired 0.9 million shares under the plan. The company acquired 0.3 million shares under the plan during the fourth quarter of fiscal 2012.

The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2012 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
October 7, 2012 — November 3, 2012	265	$19.39	265	6,263
November 4, 2012 — December 1, 2012	—	$—	—	6,263
December 2, 2012 — December 29, 2012	—	$—	—	6,263

Total	265	$19.39	265

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2012, 2011, 2010, 2009, and 2008 have been derived from the audited consolidated financial statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

	For the 52 Weeks Ended				For the 53 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$3,046,491	$2,773,356	$2,573,769	$2,600,849	$2,414,892
Net income	$136,121	$123,428	$137,047	$133,712	$122,307
Net income attributable to noncontrolling interest	—	—	—	$(3,415)	$(3,074)
Net income attributable to Flowers Foods, Inc.	$136,121	$123,428	$137,047	$130,297	$119,233
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.98	$0.90	$0.99	$0.94	$0.85
Cash dividends per common share	$0.630	$0.583	$0.517	$0.450	$0.383
Balance Sheet Data:
Total assets	$1,995,849	$1,553,998	$1,325,489	$1,351,442	$1,353,244
Long-term debt and capital leases	$535,016	$283,406	$98,870	$225,905	$263,879

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data included herein and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — description of our business. This includes discussion on our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and other pertinent matters affecting the company’s financial position.

There were several significant events during fiscal 2012 that will provide additional context while reading this discussion. These events include:

•

Lepage Acquisition — On July 21, 2012, we completed the acquisition of Lepage for cash, deferred cash payments, and shares of Flowers common stock. This acquisition has been accounted for using the purchase method of accounting, with Flowers as the acquiror and Lepage as the acquiree. As of July 21, 2012, Lepage’s results of operations are included in our DSD segment. Acquisition costs of $7.1 million were paid during fiscal 2012 and are included in the company’s selling, distribution and administrative expense line item in the Consolidated Statements of Income. Lepage generated sales of $80.7 million and income from operations of $12.4 million to the company during our fiscal 2012. Please see Note 7, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K, for additional disclosures.

•

Issuance of Senior Notes — On April 3, 2012, the company issued $400.0 million of ten-year 4.375% Senior Notes (the “senior notes”). The company will pay semiannual interest on the senior notes each April 1 and October 1, which began on October 1, 2012, and the senior notes will mature on April 1, 2022. The net proceeds from this offering of $399.0 million (including $1.0 million of debt discount) were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds were used in connection with the Lepage acquisition. The company paid issuance costs (including underwriting and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and debt discount are being amortized over the ten-year term of the senior notes.

•

Amendment to the Credit Facility — On November 16, 2012, the company amended its revolving credit facility, which was most recently amended and restated on May 20, 2011 (the “credit facility”). The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains provisions that permit Flowers to request an additional one-year extension of its maturity and to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject in each case to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The amendment extended the term to the five years ending on November 16, 2017 rather than May 20, 2016 and had modest rate reductions. There were no other significant changes in the amendment. Financing fees of $0.6 million were paid in connection to this amendment and are being amortized over the five year term of the credit facility.

There are also several anticipated events that may occur in fiscal 2013 that will provide perspective on how the company’s cash flows and financial position may materially change, including:

•

Term Loan payoff — The company is required to make an aggregate of $67.5 million in four equal quarterly payments on the term loan issued on August 1, 2008. The first of these payments was made on December 31, 2012. These payments will satisfy our obligations under the term loan agreement.

•

Hostess asset purchases — As a result of the Hostess liquidation discussed below, on January 11, 2013, the company announced it signed two asset purchase agreements with Hostess, as the “stalking horse bidder” for certain Hostess assets. One of the agreements provides for the purchase by Flowers of the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands; 20 bakeries; and approximately 38 depots for a purchase price of $360.0 million. The other agreement provides for the purchase by the company of the Beefsteak brand for $30.0 million. The transactions are subject to a court-approved bankruptcy process initiated by Hostess. The stalking horse bids were approved on January 25, 2013 and the auction for these assets is scheduled to occur on February 28, 2013. If the company succeeds in its bids for these assets we expect to close the transactions shortly after court approval. These transactions are subject to regulatory clearance. The acquisition of these assets is in line with our long-term growth objectives to reach significantly more of the U.S. population with our fresh breads, buns, and rolls. We expect to finance the transactions through a mix of available cash on hand and debt. There will be significant acquisition costs that will be recorded as they are incurred.

•

Sara Lee and Earthgrains asset purchases — On October 26, 2012 the company announced that the United States Department of Justice approved an agreement under which the company will acquire certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo. These assets are expected to cost approximately $50.0 million. The company will receive perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California. In addition, we will receive perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. The California transition is expected to be completed in phases. The California transaction is expected to close on February 23, 2013. On January 29, 2013, Grupo Bimbo filed a motion with the United States District Court for the District of Columbia seeking to suspend the California transaction pending a review by the United States Department of Justice of the Company’s proposed acquisition of certain assets and brands of Hostess, Inc. On February 13, 2013 the court denied the motion. We expect to finance this transaction with cash on hand and debt.

•

Production facility expansion in Oxford, Pennsylvania — On April 11, 2012, the company announced plans to expand the production facility of our Oxford, Pennsylvania plant and add a new bread production line that will help the company provide fresh bread to the growing market in Pennsylvania and the surrounding areas. We decided to invest approximately $31 million over two years based on the expectation that the project will receive economic support and assistance from the Commonwealth of Pennsylvania. We expect that a second investment of approximately $18 million in a production line for buns will be made in the future. We intend to fund these future cash needs with cash on hand, our existing credit facility and equipment leases.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed – whether in homes, restaurants, fast food outlets, or institutions.

Delivery methods and segments

The company has structured a network of bakeries through much of the U.S. to serve retail and foodservice customers with fresh bakery items, such as breads, rolls, buns, and snack cakes. We have two distinct delivery systems for delivering our products. First, the DSD segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales to build equity in their distributorships. The second delivery system is found in the Warehouse segment, which ships fresh or frozen products to customers’ warehouses and customers then distribute these products to their individual depots, stores, or restaurants. Our manufacturing facility locations have been assigned to either the DSD or Warehouse segment depending on which method is used to deliver and sell their products.

The DSD segment operates a highly involved system of reciprocal baking whereby individual bakeries have an assigned production mission to produce certain items for their own market as well as for other DSD bakeries’ markets. This system allows for long and efficient production runs that help the company maintain its position as a low cost producer. Bakeries within regional networks exchange products overnight through a third party transportation system so that at the beginning of each sales day, every bakery in the DSD segment has a full complement of fresh products for its independent distributors as they service their retail and foodservice customers.

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistently excellent quality, and offers a good working environment for team members. In fiscal years 2012, 2011, and 2010, the company had capital expenditures of $67.3 million, $79.2 million and $98.4 million, respectively. The comparatively larger amount of capital expenditures in fiscal 2010 was from the completion of our bakery in Bardstown, Kentucky.

Consumers and our product portfolio

The company recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and outside resources tapped to stay current on changing taste, flavor, texture, and shape trends in bakery products and food in general. Our marketing, quality assurance, and research and development staffs collaborate regularly as new products are considered, developed, tested, and introduced.

Brands are important in the bakery category and the company has invested over several decades in its brand portfolio through advertising, promotion and packaging. Nature’s Own, introduced in 1977, was developed to address the developing trend of consumers demanding baked foods with a healthier profile. Nature’s Own, from inception, offered baked foods with no artificial flavors, colors, or preservatives. More recently, Nature’s Own has removed high fructose corn syrup from its recipes and also added specific healthier ingredients such as fiber and omega-3.

Through the years, the company product offering has included some form of cake. In recent years, snack cakes have been developed and introduced under several brands, such as Bluebird and Mrs. Freshley’s. On May 20, 2011, the company acquired Tasty Baking Co. (“Tasty,”). Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern U. S. with an extensive line of Tastykake branded snack cakes. The Tastykake brand adds an iconic snack cake brand to our brand portfolio. Tasty’s revenues, before the acquisition reached its one year anniversary in fiscal 2012, were $92.1 million. In addition, approximately $30.0 million of sales was from the introduction of the Tastykake products into our core markets. We will continue to roll out the Tastykake brand into Flowers’ core markets through 2013. Our core markets in this case are defined as markets in existence immediately preceding the Tasty acquisition.

Strengths and core competencies

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvements in the operating results of our existing businesses and, after detailed analysis, acquiring businesses and properties that add value to the company. We believe this strategy will result in consistent and sustainable growth that will build value for our shareholders.

The company is also committed to maintaining a collaborative Information Technology group that meets all of our bakeries needs and maximizes efficiencies where available. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory.

We have developed long-term goals over five year time horizons and have communicated these goals broadly to the investment community and to internal audiences. Compensation and bonus programs are set with benchmarks to the company’s long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that provides performance-contingent common stock awards that generally vest over a two year period. We believe these incentive programs provide both a short and long-term goal for our most senior management team and aligns their interests with those of shareholders.

We believe our highly automated bakeries that focus on quality permit us to bake products that meet consumers’ needs. We also strive to maintain service levels for customers, consumers, and suppliers that exceed what is expected. The design of our delivery systems and segments permits us to allocate management time and resources to meet consumers’ expectations.

Competition and risks

In January 2012, Hostess filed for bankruptcy for the second time since 2004. In November 2012, they filed a liquidation motion seeking permission to shut down and sell assets. This was approved on November 21, 2012. At that time Hostess immediately stopped production and sold out their remaining inventory. They discontinued serving their customers by late November 2012. These events impacted the industry as these sales shifted to other providers to meet consumers’ needs. These providers included Flowers, Grupo Bimbo (the “Arnolds”, “Thomas”, and “Entenmann’s” brands), Campbell Soup Company (the “Pepperidge Farm” brands), smaller regional bakeries, retailer-owned bakeries, and store brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing and service. Sales for fiscal 2012 increased 9.8% from fiscal 2011. This increase was primarily due to the Lepage acquisition in fiscal 2012 and the Tasty acquisition in fiscal 2011 which together contributed 6.2% of sales growth, increased volume, and increased pricing/mix. Our sales increased in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011 by 14.7%, which was primarily driven by volume increases and the Lepage acquisition. While we expect sales to grow, we cannot guarantee at what level considering the current economic environment and competitive landscape in the baking industry. Until the completion of the Hostess liquidation in bankruptcy, the baking industry will continue to see market fluctuations in the near-term as companies compete for market position.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We anticipate that our commodity costs will rise during 2013. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

Critical Accounting Estimates

Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the company’s Consolidated Financial Statements.

The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues, expenses and cash flows during the reporting period. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below, which are used in the preparation of the Consolidated Financial Statements:

•	revenue recognition;

•	derivative instruments;

•	valuation of long-lived assets, goodwill and other intangible assets;

•	self-insurance reserves;

•	income tax expense and accruals;

•	pension obligations; and

•	share-based payments.

Revenue Recognition.    The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage and value, at the time the coupons are issued. Estimates for customer rebates assume that customers will meet the estimates of required quantities to qualify for payment and are recorded as a reduction to gross sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our portion of the estimated advertising cost of the underlying program and are recognized at the time the advertising takes place. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as PBS. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. The company believes it is a baked foods industry leader in PBS and utilizes this technology with a majority of its larger retail customers. In fiscal 2012 the company recorded $863.4 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2013. In addition, new PBS customers will begin implementation during 2013.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

Derivative Instruments.    The company’s cost of primary raw materials is highly correlated to certain commodities markets. Commodities, such as our baking ingredients, experience price fluctuations. If actual market conditions become significantly different than those anticipated, raw material prices could increase significantly, adversely affecting our results of operations. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of volatility in raw material prices. The company measures the fair value of its derivative portfolio using fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value on internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were recorded for fiscal years 2012, 2011 or 2010.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. Our reporting units are at the segment level. Each segment consists of several components. These components are aggregated by their respective delivery method into the warehouse delivery segment and DSD segment. These segments rely on reciprocal baking among its components, cross-sells its products/brands within the segment, and utilize the same delivery method. Marketing, research and development and capital projects are measured at the segment level. We believe these factors support our reporting unit classifications. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in our fourth quarter unless circumstances require this analysis be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values by at least $490 million in each reporting unit. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2012, 2011, or 2010.

In connection with acquisitions, the company has acquired trademarks, customer lists and non-compete agreements, which are intangible assets subject to amortization. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2012, 2011, or 2010.

The company also owns trademarks acquired in acquisitions that are indefinite lived intangible assets not subject to amortization of $186.5 million. A total of $185.0 million of the trademarks were from the Lepage acquisition that occurred in July 2012. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded for the fiscal years 2012, 2011, or 2010.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Our income tax expense, deferred tax assets and liabilities and reserve for uncertain tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if we believe it is more likely than not that some or all of the deferred assets will not be realized. While the company considers future taxable income and ongoing prudent and feasible tax strategies in assessing the need for valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.

Periodically we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to 2009.

Pension Obligations.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain another defined benefit plan that covers a small number of union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. These plans were merged into the company’s largest defined benefit plan at December 31, 2011. Effective May 20, 2011, the company assumed sponsorship of three defined benefit plans as part of the Tasty acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. Two of the Tasty defined benefit plans are nonqualified plans covering former employees. One of these nonqualified plans was terminated and all benefit obligations of the plan were settled effective December 31, 2011. The Tasty qualified defined benefit plan was merged into the company’s largest defined benefit plan at December 31, 2012. The company recorded pension cost of $1.1 million for fiscal 2012. We expect pension income of approximately $1.7 million for fiscal 2013.

A sensitivity analysis of fiscal 2012 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) for changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2012 pension costs	$(78)	$165	$(822)	$822
Estimated change in FY 2012 year-end benefit obligations	$(15,984)	$16,860	N/A	N/A

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2012, as compared with the average annual return on the plans’ assets over the past 15 years of approximately 7.7% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 18, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of the fiscal 2012 measurement date of December 31, 2011 for the pension plans the company sponsors was $160.8 million. The total unrecognized loss as of the fiscal 2013 measurement date of December 31, 2012 for the pension plans the company sponsors was $184.5 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2013 is expected to be approximately $6.2 million. To the extent that this unrecognized loss is subsequently recognized, the loss will increase the company’s pension costs in the future.

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

Employee grants issued before fiscal 2012 included non-qualified stock options (“NQSO”) and performance-contingent stock awards (“PSA”). The NQSO were valued using a Black-Scholes option-pricing model. The inputs for the model include an expected life, risk-free rate, expected volatility and dividend yield.

The PSA incorporated a market and performance condition component. However, because of the market condition the expense amount would only change if we determined the performance condition was triggered. The performance condition was always satisfied and adjustments were never made. The market condition was dependent on certain market benchmarks but the expense for these awards never changed.

In fiscal 2012 we granted additional PSA that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) shares is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target.

Results of Operations

Matters Affecting Analysis

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2012, 2011 and 2010 consisted of 52 weeks. Fiscal 2013 will consist of 52 weeks.

Acquisitions.    On July 21, 2012, we completed the acquisition of Lepage in two separate but concurrent transactions. Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets making fresh bakery products under the Country Kitchen and Barowsky’s brands. The results of Lepage’s operations are included in the company’s consolidated financial statements beginning July 21, 2012 and are included in the company’s DSD segment. This acquisition provides a DSD platform to accelerate penetration of Nature’s Own and Tastykake brands in the Northeast. During 2012, Lepage contributed sales of $80.7 million and income from operations of $12.4 million.

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States under the Tastykake snack brand. The results of Tasty’s operations are included in the company’s consolidated financial statements beginning May 20, 2011 and are included in the company’s DSD segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the Tastykake brand increased our position in the branded snack cake category. During 2012 (before we reached the one-year anniversary of the acquisition), Tasty contributed sales of $92.1 million and income from operations of $3.0 million. The DSD model will allow us to expand the Tastykake brand and the Nature’s Own brand throughout our respective networks.

In January 2012, Hostess filed for bankruptcy for the second time since 2004. In November 2012, they filed a liquidation motion seeking permission to shut down and sell assets. This was approved on November 21, 2012. At that time, Hostess immediately ceased production and sold out their remaining inventory. They discontinued serving their customers by late November 2012. These events impacted the industry as these sales shifted to other providers, including Flowers, in order to meet consumers’ needs.

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2012 and 2011 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$2,508,856	$2,265,244	82.4	81.7	$243,612	10.8
Warehouse	537,635	508,112	17.6	18.3	29,523	5.8

Total	$3,046,491	$2,773,356	100.0	100.0	$273,135	9.8

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,218,053	$1,090,941	48.6	48.2	$127,112	11.7
Warehouse(1)	399,757	382,260	74.4	75.2	17,497	4.6

Total	$1,617,810	$1,473,201	53.1	53.1	$144,609	9.8

Selling, distribution and administrative expenses
DSD(1)	$973,317	$896,677	38.8	39.6	$76,640	8.5
Warehouse(1)	83,381	78,733	15.5	15.5	4,648	5.9
Corporate(2)	50,782	41,081	—	—	9,701	23.6

Total	$1,107,480	$1,016,491	36.4	36.7	$90,989	9.0

Depreciation and amortization
DSD(1)	$84,290	$74,378	3.4	3.3	$9,912	13.3
Warehouse(1)	18,267	19,768	3.4	3.9	(1,501)	(7.6)
Corporate(2)	133	492	—	—	(359)	(73.0)

Total	$102,690	$94,638	3.4	3.4	$8,052	8.5

Income from operations
DSD(1)	$233,196	$203,248	9.3	9.0	$29,948	14.7
Warehouse(1)	36,230	27,351	6.7	5.4	8,879	32.5
Corporate(2)	(50,915)	(41,573)	—	—	(9,342)	(22.5)

Total	$218,511	$189,026	7.2	6.8	$29,485	15.6

Interest (expense) income, net	$(9,739)	$2,940	0.3	0.1	$(12,679)	NM
Income taxes	$72,651	$68,538	2.4	2.5	$4,113	6.0

Net income	$136,121	$123,428	4.5	4.5	$12,693	10.3

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2011 and 2010 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$2,265,244	$2,071,356	81.7	80.5	$193,888	9.4
Warehouse	508,112	502,413	18.3	19.5	5,699	1.1

Total	$2,773,356	$2,573,769	100.0	100.0	$199,587	7.8

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,090,941	$986,610	48.2	47.6	$104,331	10.6
Warehouse(1)	382,260	360,180	75.2	71.7	22,080	6.1

Total	$1,473,201	$1,346,790	53.1	52.3	$126,411	9.4

Selling, distribution and administrative expenses
DSD(1)	$896,677	$823,797	39.6	39.8	$72,880	8.8
Warehouse(1)	78,733	75,323	15.5	15.0	3,410	4.5
Corporate(2)	41,081	36,879	—	—	4,202	11.4

Total	$1,016,491	$935,999	36.7	36.4	$80,492	8.6

Depreciation and amortization
DSD(1)	$74,378	$65,977	3.3	3.2	$8,401	12.7
Warehouse(1)	19,768	18,985	3.9	3.8	783	4.1
Corporate(2)	492	156	—	—	336	215.4

Total	$94,638	$85,118	3.4	3.3	$9,520	11.2

Income from operations
DSD(1)	$203,248	$194,972	9.0	9.4	$8,276	4.2
Warehouse(1)	27,351	47,925	5.4	9.5	(20,574)	(42.9)
Corporate(2)	(41,573)	(37,035)	—	—	(4,538)	(12.3)

Total	$189,026	$205,862	6.8	8.0	$(16,836)	(8.2)

Interest income, net	$2,940	$4,518	0.1	0.2	$(1,578)	(34.9)
Income taxes	$68,538	$73,333	2.5	2.8	$(4,795)	(6.5)

Net income	$123,428	$137,047	4.5	5.3	$(13,619)	(9.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

Fifty-Two Weeks Ended December 29, 2012 Compared to Fifty-Two Weeks Ended December 31, 2011

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,590,464	52.2%	$1,421,229	51.3%	11.9%
Store Branded Retail	544,464	17.9	499,661	18.0	9.0%
Non-retail and Other	911,563	29.9	852,466	30.7	6.9%

Total	$3,046,491	100.0%	$2,773,356	100.0%	9.8%

The 9.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.5%
Volume	2.1%
Acquisitions	6.2%

Total Percentage Change in Sales	9.8%

Sales category discussion

Branded retail sales increased primarily due to the Tasty and Lepage acquisitions, as well as increased volume in soft variety and multi-pak cake. Competitive pricing and heavy promotional activity partially offset these increases. The increase in store branded retail was due to the acquisitions and to a lesser extent increased volume in store brand buns and rolls, partially offset by declines in store brand cake excluding acquisition contribution. The increase in non-retail and other sales was due to significant volume increases in all foodservice categories and the acquisition contribution.

The DSD percentage increase compared to total sales is primarily due to the Tasty and Lepage acquisitions occurring in fiscal 2011 and 2012, respectively. This percentage should continue to increase into 2013 as the Lepage acquisition will include a full year of sales in the DSD segment.

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,486,725	59.3%	$1,326,992	58.6%	12.0%
Store Branded Retail	426,565	17.0	373,971	16.5	14.1%
Non-retail and Other	595,566	23.7	564,281	24.9	5.5%

Total	$2,508,856	100.0%	$2,265,244	100.0%	10.8%

The 10.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	1.6%
Volume	1.5%
Acquisitions	7.7%

Total Percentage Change in Sales	10.8%

Sales category discussion

Branded retail sales increased primarily due to the Tasty and Lepage acquisitions, as well as increased volume in soft variety and multi-pak cake. Competitive pricing and heavy promotional activity partially offset these increases. The increase in store branded retail was due to the acquisitions and to a lesser extent increased volume in store brand buns and rolls. The increase in non-retail and other sales was due to the acquisition contribution and volume increases in fast food and other restaurants.

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$103,739	19.3%	$94,237	18.5%	10.1%
Store Branded Retail	117,899	21.9	125,690	24.7	(6.2)%
Non-retail and Other	315,997	58.8	288,185	56.8	9.7%

Total	$537,635	100.0%	$508,112	100.0%	5.8%

The 5.8% increase in sales was attributable to the following:

Favorable (Unfavorable)
Percentage Point Change in Sales Attributed to:
Pricing/Mix	2.2%
Volume	3.6%

Total Percentage Change in Sales	5.8%

Sales category discussion

The increase in branded retail sales was primarily due to volume increases in brand snack/dessert cake, multi-pak cake and bakery deli. The decrease in store branded retail sales was primarily a shift from store brand cake to branded retail sales, partially offset by pricing/mix increases. The increase in non-retail and other sales was due to volume increases in foodservice which includes fast foods and vending, partially offset by pricing/mix declines.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Ingredients	27.5%	26.6%	0.9%
Workforce-related costs	13.8	14.2	(0.4)
Packaging	4.8	4.7	0.1
Utilities	1.7	1.9	(0.2)
Other	5.3	5.7	(0.4)

Total	53.1%	53.1%	0.0%

The ingredient costs increase as a percent of sales was from higher flour costs and to a lesser extent, higher shortening/oil and sweetener costs. Decreases in workforce-related costs and utilities as a percent of sales were from increased sales volume. Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base. Additionally, efficiency and scrap improvements helped offset the ingredient increases.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and are expected to continue that trend into 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.9%	23.0%	0.9%
Workforce-related costs	11.7	11.9	(0.2)
Packaging	3.4	3.2	0.2
Utilities	1.5	1.7	(0.2)
Other	8.1	8.4	(0.3)

Total	48.6%	48.2%	0.4%

The DSD Segment increase in ingredient costs as a percent of sales was primarily from higher flour costs, and, to a lesser extent, higher sweetener and oil costs.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Ingredients	44.7%	43.1%	1.6%
Workforce-related costs	23.8	24.4	(0.6)
Packaging	11.3	11.5	(0.2)
Utilities	2.2	2.6	(0.4)
Other	(7.6)	(6.4)	(1.2)

Total	74.4%	75.2%	(0.8)%

The warehouse segment’s increased ingredient costs as a percent of sales was from higher prices for flour, sugar, shortening/oil and cocoa as well as higher volumes. Workforce-related costs, packaging, and utilities as a percent of sales decreased due to volume increases in fiscal 2012. The decrease in other costs was due primarily to decreased repairs and maintenance costs, and increased sales volumes which spread manufacturing costs over a larger sales base. As a result, additional overhead was covered in fiscal 2012 compared to fiscal 2011.

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.3%	17.4%	(0.1)%
Distributor distribution fees	13.2	13.4	(0.2)
Other	5.9	5.9	(0.0)

Total	36.4%	36.7%	(0.3)%

The decrease in workforce-related costs as a percent of sales was due to higher sales, partially offset by the increase related to Lepage discussed below. Distributor distribution fees decreased as a percent of sales due to the Lepage acquisition. Lepage generally distributes its products directly rather than via independent distributors. We do not expect this to continue once we sell the Lepage territories to independent distributors in and beyond 2013. Once the distributor territories are sold the Lepage distributor distribution fees will be reflected here. Currently, the delivery costs for Lepage are recorded in the selling, distribution and administrative expenses line item as workforce-related costs because their delivery routes are generally all company owned and the employees who deliver their products are included in the workforce-related costs line item.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.3%	17.6%	(0.3)%
Distributor distribution fees	16.0	16.4	(0.4)
Other	5.5	5.6	(0.1)

Total	38.8%	39.6%	(0.8)%

The decrease in workforce-related costs as a percent of sales was due to higher sales volume which spread these costs over a higher sales base in fiscal 2012. Distributor distribution fees decreased due to the Lepage acquisition. Lepage generally distributes its products directly rather than via independent distributors. We do not expect this to continue once we sell the Lepage territories to independent distributors in and beyond 2013. Once the distributor territories are sold the Lepage distributor distribution fees will be reflected here. Currently, the delivery costs for Lepage are recorded in the selling, distribution and administrative expenses line item as workforce-related costs.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.1%	9.7%	(0.6)%
Freezer/storage rent	1.9	1.9	0.0
Distribution costs	1.1	0.5	0.6
Other	3.4	3.4	0.0

Total	15.5%	15.5%	0.0%

The decrease in workforce-related costs as a percent of sales was due to volume increases in fiscal 2012. The increase in distribution costs was from increased volume.

Depreciation and Amortization.    Depreciation and amortization expense increased primarily due to the Lepage and Tasty acquisitions.

The DSD segment depreciation and amortization expense increased primarily as the result of the Lepage and Tasty acquisitions.

The warehouse segment depreciation and amortization expense decrease was the result of assets fully depreciated at the beginning of the year that did not impact the current year.

Income from operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD	14.7%
Warehouse	32.5
Unallocated corporate	(22.5)
Consolidated	15.6%

The increase in the DSD segment income from operations was attributable to the Lepage and Tasty acquisitions and sales increases, partially offset by higher ingredient costs. The increase in the warehouse segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to higher acquisition costs associated with the Lepage acquisition that was completed in our third quarter of fiscal 2012 and higher workforce-related costs. Any costs associated with the potential purchase of certain Hostess assets will continue to negatively impact unallocated corporate expenses during 2013.

Net Interest Expense (Income).    The decrease resulted from higher interest expense on the senior notes issued by the company during fiscal 2012 primarily to pay off credit facility draw downs used to purchase Tasty in 2011 and to purchase Lepage in 2012. It is expected that interest expense for the senior notes and the credit facility will exceed interest income on distributor notes into the foreseeable future.

Income Taxes.    The effective tax rate for fiscal 2012 and fiscal 2011 was 34.8% and 35.7%, respectively. This decrease is primarily due to favorable discrete items recognized during the year. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.

Fifty-Two Weeks Ended December 31, 2011 Compared to Fifty-Two Weeks Ended January 1, 2011

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 31, 2011		January 1, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,421,229	51.3%	$1,305,415	50.7%	8.9%
Store Branded Retail	499,661	18.0	432,406	16.8	15.6%
Non-retail and Other	852,466	30.7	835,948	32.5	2.0%

Total	$2,773,356	100.0%	$2,573,769	100.0%	7.8%

The 7.8% increase in sales was attributable to the following:

Favorable
Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	3.7%
Volume	(0.9)%
Acquisition (Tasty)	5.0%

Total Percentage Change in Sales	7.8%

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

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 31, 2011		January 1, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,326,992	58.6%	$1,194,568	57.7%	11.1%
Store Branded Retail	373,971	16.5	327,233	15.8	14.3%
Non-retail and Other	564,281	24.9	549,555	26.5	2.7%

Total	$2,265,244	100.0%	$2,071,356	100.0%	9.4%

The 9.4% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	3.3%
Volume	(0.1)%
Acquisition (Tasty)	6.2%

Total Percentage Change in Sales	9.4%

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

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 31, 2011		January 1, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$94,237	18.5%	$110,847	22.1%	(15.0)%
Store Branded Retail	125,690	24.7	105,173	20.9	19.5%
Non-retail and Other	288,185	56.8	286,393	57.0	0.6%

Total	$508,112	100.0%	$502,413	100.0%	1.1%

The 1.1% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	4.0%
Volume	(2.9)%

Total Percentage Change in Sales	1.1%

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

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.6%	25.6%	1.0%
Workforce-related costs	14.2	14.6	(0.4)
Packaging	4.7	4.5	0.2
Utilities	1.9	2.0	(0.1)
Other	5.7	5.6	0.1

Total	53.1%	52.3%	0.8%

The increase as a percent of sales was primarily due to significant increases in ingredient costs. The increase in ingredient costs was from flour, shortening/oil, cocoa and sugar. These were partially offset by lower workforce-related costs as a percent of sales.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in the second half of 2010. Since this time commodity prices have been very volatile. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments qualifying for hedge accounting to manage the impact of such volatility in raw materials prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.0%	22.2%	0.8%
Workforce-related costs	11.9	12.2	(0.3)
Packaging	3.2	2.7	0.5
Utilities	1.7	1.8	(0.1)
Other	8.4	8.7	(0.3)

Total	48.2%	47.6%	0.6%

The DSD segment cost increase as a percent of sales was primarily the result of significant increases in ingredient costs and higher costs as a percent of sales for the Tasty acquisition, partially offset by lower workforce-related costs as a percent of sales. The increase in ingredient costs were primarily from higher flour costs.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Ingredients	43.1%	40.0%	3.1%
Workforce-related costs	24.4	24.5	(0.1)
Packaging	11.5	11.8	(0.3)
Utilities	2.6	2.7	(0.1)
Other	(6.4)	(7.3)	0.9

Total	75.2%	71.7%	3.5%

The warehouse segment cost increased as a percent of sales primarily as a result of higher ingredient costs as a percent of sales. Ingredient costs increased from higher shortening, cocoa, flour and sweetener costs. These were partially offset by lower packaging costs as a percent of sales primarily attributable to volume.

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4%	17.5%	(0.1)%
Distributor distribution fees	13.4	13.3	0.1
Other	5.9	5.6	0.3

Total	36.7%	36.4%	0.3%

The increase as a percent of sales was due to acquisition-related costs of $6.2 million for the Tasty acquisition, plant closure costs and higher distribution cost as a percent of sales, partially offset by sales increases.

The table below present the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6%	17.7%	(0.1)%
Distributor distribution fees	16.4	16.5	(0.1)
Other	5.6	5.6	0.0

Total	39.6%	39.8%	(0.2)%

The DSD segment selling, distribution and administrative expenses decreased as a percent of sales. The decrease was primarily due to sales increases and higher scrap dough income.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2011 % of sales	FY 2010 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.7%	9.5%	0.2%
Freezer/storage rent	1.9	1.8	0.1
Distribution costs	0.5	0.0	0.5
Other	3.4	3.7	(0.3)

Total	15.5%	15.0%	0.5%

The warehouse segment selling, distribution and administrative expenses increased as a percent of sales primarily due to higher distribution costs as a percent of sales.

Depreciation and Amortization.    Depreciation and amortization expense increased primarily due to the Tasty acquisition.

The DSD segment depreciation and amortization expense increased primarily due to the Tasty acquisition.

The warehouse segment depreciation and amortization expense did not change materially.

Income from operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD	4.2%
Warehouse	(42.9)
Unallocated corporate	(12.3)
Consolidated	(8.2)%

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

Income Taxes.    The effective tax rate for fiscal 2011 and fiscal 2010 was 35.7% and 34.9%, respectively. This increase is primarily due to the non-deductible transaction costs associated with the Tasty acquisition. The difference in the effective rate and the statutory rate is primarily due to state income taxes and the Section 199 qualifying production activities deduction.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock, when appropriate. The potential acquisition of the Hostess assets, described in the overview above, is expected to require approximately $390.0 million in cash. The Sara Lee and Earthgrains asset purchases, described in the overview above, are expected to require approximately $50.0 million in cash.

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

Flowers Foods’ cash and cash equivalents were $13.3 million at December 29, 2012 as compared to $7.8 million at December 31, 2011. The cash and cash equivalents were derived from the acitivities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2012	Fiscal 2011	Change
Cash flows provided by operating activities	$216,880	$134,290	$82,590
Cash for investing activities	(385,437)	(237,939)	(147,498)
Cash provided by financing activities	174,049	104,677	69,372

Total change in cash	$5,492	$1,028	$4,464

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Change
Depreciation and amortization	$102,690	$94,638	$8,052
Stock-based compensation	10,116	13,638	(3,522)
Loss (gain) reclassified from accumulated other comprehensive income to net income	17,272	(38,038)	55,310
Deferred income taxes	11,450	(1,700)	13,150
Provision for inventory obsolescence	947	765	182
Allowances for accounts receivable	1,991	414	1,577
Pension and postretirement plans expense	1,570	222	1,348
Other non-cash	(1,182)	(162)	(1,020)

Net non-cash adjustment to net income	$144,854	$69,777	$75,077

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Change
Changes in accounts receivable, net	$(64,182)	$(283)	$(63,899)
Changes in inventories, net	(13,366)	(6,457)	(6,909)
Changes in hedging activities, net	(1,850)	(25,874)	24,024
Changes in other assets, net	1,431	(749)	2,180
Changes in accounts payable, net	28,529	(5,187)	33,716
Changes in other accrued liabilities, net	3,486	(8,135)	11,621
Pension contributions	(18,143)	(12,230)	(5,913)

Net changes in working capital and pension contributions	$(64,095)	$(58,915)	$(5,180)

The change in depreciation and amortization was primarily due to the Tasty acquisition in fiscal 2011 and the Lepage acquisition in fiscal 2012. Depreciation and amortization increased $8.2 million for these acquisitions from fiscal 2011 to fiscal 2012. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and was a different type of grant than those prior to fiscal 2012. The provision of allowance for accounts receivable increased because sales increased by 14.7% in the fourth quarter of fiscal 2012. The sales increase affected the accounts receivable balance for sales that occurred in the quarter but which were not paid until 2013. The increase in inventory was because the company increased materials on hand to keep up with sales demand. The pension and postretirement plan expense increased because the unfunded liability of the plans increased from the prior year. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and are due to sales increases. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program. This change was not applicable to fiscal 2012 and causes the large variance when comparing fiscal 2012 activity to fiscal 2011 activity. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program). Note 9, Other Current Assets, Note 10, Other Accrued Liabilities, and Note 19, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K list material items for additional context to changes in working capital.

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2012. As of December 29, 2012, the company had $9.0 million recorded in other current assets, and on January 1, 2011, the company had $11.8 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

In fiscal 2012, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $9.0 million and discretionary contributions of $9.1 million. In addition, there were $0.4 million in nonqualified pension benefits paid from corporate assets during fiscal 2012. Despite an average annual return on plan assets of 7.7% (net of expenses) over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008 which have not fully recovered. During 2013, the company expects to contribute $15.7 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2013, the company estimates payments totaling $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $13.4 million during the first quarter of 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activites for fiscal 2012 and fiscal 2011 (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Change
Purchase of property, plant, and equipment	$(67,259)	$(79,162)	$11,903
Repurchase of distributor territories	(17,849)	(14,581)	(3,268)
Principal payments from notes receivable	16,498	12,629	3,869
Acquisition of businesses, net of cash acquired	(318,476)	(164,485)	(153,991)
Contingent acquisition consideration payments	—	(5,000)	5,000
Proceeds from sale of property, plant and equipment	1,301	12,104	(10,803)
Other investing activities	348	556	(208)

Net cash disbursed for investing activities	$(385,437)	$(237,939)	$(147,498)

Net cash disbursed for investing activities included the Tasty acquisition of $164.5 million in fiscal 2011 and the Lepage acquisition of $318.5 million in fiscal 2012. The potential Hostess asset acquisition and the Sara Lee and Earthgrains intangible asset acquisition could require approximately $440.0 million in cash, collectively, during fiscal 2013. We expect to finance these transactions through a mix of available cash on hand and debt. Capital expenditures for the DSD and warehouse segments were $55.7 million and $10.8 million, respectively. The company estimates capital expenditures of approximately $70.0 million to $80.0 million on a consolidated basis during fiscal 2013. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Tasty acquisition in fiscal 2011. Tasty incorporates the same distributor model the company uses and, as a result, the activity in these line items increased in fiscal 2012. Prior to the acquisition, and currently, Lepage generally does not use the independent distributor model to deliver their products. However, this is expected to change in the future. We intend to implement the independent distributor model at Lepage in the near future. This will cause changes in the amount outstanding under the distributor notes in fiscal 2013 and beyond which will affect the principal payments received in the future. The company sold several lease-back properties in fiscal 2011 that caused a significant change when compared to fiscal 2012. Also the contingent acquisition consideration payment in fiscal 2011 was from an acquisition that occurred in fiscal 2008. There are no additional contingent acquisition consideration payments outstanding at this time.

Cash Flows Provided by Financing Activities.    The table below presents net cash provided by financing activities for fiscal 2012 and fiscal 2011 (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Change
Dividends paid	$(86,489)	$(79,081)	$(7,408)
Exercise of stock options, including windfall tax benefit	16,199	16,006	193
Payment of debt issuance costs and financing fees	(4,440)	(2,108)	(2,332)
Stock repurchases	(18,726)	(26,598)	7,872
Change in bank overdrafts	6,684	521	6,163
Net debt and capital lease obligations payments	260,821	196,017	64,804
Other	—	(80)	80

Net cash provided by financing activities	$174,049	$104,677	$69,372

Our dividend payout increased 6.7% beginning with the dividend paid on June 29, 2012 when compared to the dividend paid on March 23, 2012. The compound annual growth rate for our dividend payout rate from fiscal 2008 to fiscal 2012 was 15.6%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of December 29, 2012 there were nonqualified stock option grants of 2,624,849 shares that were exercisable. These have a remaining contractual life of approximately 2.4 years and a weighted average exercise price of

$15.53 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees increased because we incurred fees for the senior notes issued in April 2012 and the amendment to the credit facility in November 2012. The change in bank overdraft was a function of our cash receipts at the end of our fiscal 2012. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily from the senior notes issued in April 2012. The notes are due in April 2022 and will require $400.0 million to satisfy the obligation at that time. At this time we do not anticipate an issue with meeting this obligation.

At December 29, 2012, there was $67.5 million due under our term loan by August 2013 in four equal payments. The first of these payments was made on December 31, 2012. This is presently recorded as a current liability in our Consolidated Balance Sheet. We expect to be able to make these payments from cash provided by operations or from drawing down the current credit facility.

The credit facility is variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change and the term loan will be paid off during fiscal 2013. Therefore, draw downs on the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Senior Notes, Credit Facility, and Term Loan

Senior Notes.    On April 3, 2012, the company issued $400 million of ten-year 4.375% Senior Notes (the “senior notes”). The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds was used in connection with the Lepage acquisition. The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility.    On November 16, 2012, the company amended the credit facility which was previously amended and restated on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains provisions that permit Flowers to request an additional one-year extension of its maturity and to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject in each case to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the new credit facility and can meet presently foreseeable financial requirements. As of December 29, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate, or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.025% to 1.025% for base rate loans and from 1.025% to 2.025% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.6 million in connection with the amendment of the new credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the credit facility at the time of the May 20, 2011 amendment.

There were $110.5 million and $225.0 million in outstanding borrowings under the credit facility at December 29, 2012 and at December 31, 2011, respectively. The highest outstanding daily balance during 2012 was $230.0 million and the lowest amount outstanding daily balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. For fiscal 2012, the company borrowed $1,083.4 million in revolving borrowings under the credit facility and repaid $1,197.9 million in revolving borrowings. On December 29, 2012, the company had $373.7 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $15.8 million for letters of credit for the benefit of certain insurance companies and certain lessors.

Term Loan.    On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet financial requirements until maturity of the term loan. As of December 29, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of December 29, 2012 and December 31, 2011, the amounts outstanding under the term loan were $67.5 million and $90.0 million, respectively.

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

Credit Ratings.    Currently the company’s credit rating by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability and cost. We will monitor our credit ratings to see how they are affected by the increase in debt related to the Earthgrains and Sara Lee (in California) asset acquisitions and the possible acquisition of certain Hostess assets.

Shelf Registration.    On February 8, 2011, the company filed a universal shelf registration statement on Form S-3 with the SEC, which allows the company to sell, from time to time, certain securities, including common stock, preferred stock, debt securities and/or warrants, either individually or in units, in one or more offerings. On April 3, 2012, the Company offered and sold $400.0 million of senior notes pursuant to the registration statement and used the net proceeds from the offering to repay long-term debt under the company’s revolving credit facility and to fund certain acquisitions that were completed during the fiscal year ended December 31, 2012. The company currently has no other specific plans to offer any securities covered by the registration statement, and is not required to offer the securities in the future pursuant to the registration statement. The terms of any additional offering under the registration statement will be established at the time of the offering. Proceeds from the sale of any securities will be used for general corporate purposes, which may include, share repurchases, refinancing existing indebtedness, capital expenditures, and possible acquisitions. Except for the net proceeds received from the offering of the senior notes, the company has not allocated a specific portion of the net proceeds for any particular use at this time. The universal shelf registration statement is intended to provide the company with flexibility to raise funds through one or more offerings of its securities, subject to market conditions and the company’s capital needs.

In addition, on July 31, 2012, the company registered 2,178,648 shares of common stock pursuant to a resale shelf registration statement filed in connection with the acquisition of the Lepage Bakeries. The resale shelf registration statement was filed to fulfill the company’s contractual obligations under a registration rights agreement by and among the company and certain Lepage stockholders that received shares of the company’s common stock in the acquisition. The company will not receive any proceeds from the sale of its common stock by these selling stockholders.

Stock Repurchase Plan.    Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open markets or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 29, 2012, 38.7 million shares at a cost of $449.5 million have been purchased under this plan. Included in these amounts are 0.9 million shares at a cost of $18.7 million purchased during fiscal 2012.

Income Taxes.    Federal and state tax payments totaled $63.6 million, $70.6 million, and $73.2 million during fiscal years 2012, 2011 and 2010, respectively, and were funded with cash flows from operations.

Distributor Arrangements.    The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes generally have terms of up to ten years, and the distributors pay principal and interest weekly. A majority of the independent distributors have the right to require the company to repurchase the territories and trucks, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.8 million as of December 29, 2012 and December 31, 2011, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor for ten times average weekly branded sales. If the company acquires a territory from an independent distributor that is to be resold, the company operates the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $118.5 million and $117.1 million as of December 29, 2012 and December 31, 2011, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $30.1 million and $12.7 million as of December 29, 2012 and December 31, 2011, respectively, of territories held for sale. The increase was primarily the result of higher turnover for expansion market distributor territories, certain routes that were repurchased for route restructuring, and the territories held for sale from the Lepage acquisition of $16.2 million. We anticipate selling these territories in the Lepage distribution area in the near future.

In the ordinary course of business, when an independent distributor terminates its relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the leased truck of the former distributor. To accomplish this, the company operates the leased truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 29, 2012 and December 31, 2011, the company operated 267 and 217 trucks at held for sale distributorships, respectively. Assuming the company does not resell these territories to new independent distributors, at December 29, 2012 and December 31, 2011, the maximum obligation associated with these truck leases was approximately $10.0 million and $8.7 million, respectively. There is no liability recorded in the consolidated financial statements with respect to such leases, as the obligation for each lease generally remains an obligation of the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.    At December 29, 2012 and December 31, 2011, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.    The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at December 29, 2012 and December 31, 2011 was $11.4 million and $10.2 million, respectively.

During fiscal 2008, participants in the company’s EDCP were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares of our common stock equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, in equal installments over up to 60 quarters, or upon separation from service from the company. A total of 1,647 shares were issued during 2012.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 29, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2013	2014-2015	2016-2017	2018 and Beyond
Contractual Obligations:
Long-term debt	$599,434	$68,712	$222	$118,000	$412,500
Interest payments(1)	161,958	17,533	35,050	35,000	74,375
Capital leases	10,627	3,284	4,843	2,271	229
Interest on capital leases	649	310	270	61	8
Non-cancelable operating lease obligations(2)	455,960	50,606	80,198	60,222	264,934
Pension and postretirement contributions and payments(3)	24,876	16,600	1,896	1,960	4,420
Deferred compensation plan obligations(4)	11,425	106	280	456	10,583
Purchase obligations(5)	165,929	165,929	—	—	—

Total contractual cash obligations	$1,430,858	$323,080	$122,759	$217,970	$767,049

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$15,733	$15,733	$—	$—	$—

Total commitments	$15,733	$15,733	$—	$—	$—

(1)	Interest payments on our variable rate term loan are based on the actual rate as of December 29, 2012. This includes interest swapped from a floating rate to a fixed rate based on our interest rate swaps under the term loan. The $110.5 million outstanding under our credit facility at December 29, 2012 is not included since payments into and out of the facility change daily. Interest on the senior notes is based on the stated rate and excludes the amortization of debt discount of $0.9 million. Also excluded from interest payments are the non-cash amortization charges of the discount for the fair value of the Lepage deferred payments.

(2)	Does not include lease payments expected to be incurred in fiscal year 2013 related to distributor vehicles and other short-term operating leases. These are not recorded on the consolidated balance sheet but will be recorded as lease payments obligations are incurred in the consolidated statements of income.

(3)	Includes the estimated company contributions to the pension plans during fiscal 2013 and the expected benefit payments for postretirement plans from fiscal 2013 through fiscal 2022. These future postretirement plan payments are not recorded on the consolidated balance sheet but will be recorded as these payments are incurred in the consolidated statements of income.

(4)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP. This liability is recorded on the consolidated balance sheet.

(5)	Represents the company’s various ingredient and packaging purchasing agreements. This item is not recorded on the consolidated balance sheet.

(6)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 29, 2012 and certain lessors. Such amounts are not recorded on the consolidated balance sheets, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $5.6 million related to uncertain tax positions. Details regarding this liability are presented in Note 19, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K. We expect to sell repurchased distributor territories that we currently operate. If we determined that these territories would not be sold, an additional $10.0 million of future lease payments would become our responsibility. These are not included in the table and will only be recorded if they are incurred.

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

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013 an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements.

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

EBITDA is used as the primary performance measure in the company’s Annual Executive Bonus Plan. The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation, amortization. The company believes that EBITDA is a useful tool for managing the operations of its business and is an indicator of the company’s ability to incur and service indebtedness and generate free cash flow. Furthermore, pursuant to the terms of our credit facility, EBITDA is used to determine the company’s compliance with certain financial covenants. The company also believes that EBITDA measures are commonly reported and widely used by investors and other interested parties as measures of a company’s operating performance and debt servicing ability because EBITDA measures assist in comparing performance on a consistent basis without regard to depreciation, amortization, interest expense (income) or taxes which can vary significantly depending upon accounting methods and non-operating factors (such as historical cost). EBITDA is also a widely-accepted financial indicator of a company’s ability to incur and service indebtedness.

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

The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forwards, futures, swaps and option contracts to hedge existing or future exposure to changes in interest rates and commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes. If actual market conditions are less favorable than those anticipated, interest rates and commodity prices could increase significantly, adversely affecting our interest costs and the margins from the sale of our products.

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 29, 2012, the company’s hedge portfolio contained commodity derivatives with a fair value of $(3.2) million. Of this fair value, $(2.6) million is based on quoted market prices and $(0.6) million is based on models and other valuation methods; $(3.04) million, $(0.03) million, $(0.04) million and $(0.07) million of this fair value relates to instruments that will be utilized in each of fiscal 2013 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 29, 2012, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $10.6 million and $(10.7) million, respectively. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company has interest rate swaps with initial notional amounts of $85.0 million and $65.0 million to fix the interest rate on the $150.0 million term loan entered into on August 1, 2008 to fund the acquisitions of ButterKrust and Holsum. The notional amounts match the quarterly principal payments on the $150.0 million term loan so that the remaining outstanding term loan balance at any reporting date is fully covered by the swap arrangements through the August 2013 maturity of the term loan. In addition, on October 27, 2008, the company entered into an interest rate swap with a notional amount of $50.0 million to fix the interest rate through September 30, 2009 on $50.0 million of borrowings outstanding under the company’s unsecured credit facility. As of December 29, 2012, the fair value of these interest rate swaps was $(0.8) million. All of this fair value is based on valuation models and all of this fair value is related to instruments expiring in fiscal 2013.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of December 29, 2012, a hypothetical ten percent change in interest rates would increase or decrease the fair value of the interest rate swap by $0.6 million. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase or decrease in payments under the interest rate swap would be substantially offset by increases or decreases in interest expense.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

In making its assessment of internal control over financial reporting as of December 29, 2012, management has excluded Lepage because it was acquired by the company in a purchase business combination in July 2012. Lepage’s revenues for fiscal 2012 of $80.7 million represents approximately 2.6% of our consolidated revenue for fiscal 2012. Lepage’s assets, including intangible assets, represent approximately 20.0% of our consolidated assets at December 29, 2012.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance-Relationships Among Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 10, 2013 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our Chairman of the Board and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on July 2, 2012 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2012 and Fiscal 2011 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 29, 2012 and December 31, 2011.

Consolidated Statements of Income for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011.

Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 29, 2012, December 31, 2011 and January 1, 2011.

Notes to Consolidated Financial Statements.

2.	Exhibits. The following documents are filed as exhibits hereto:

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).
4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).
4.3	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).
10.1+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.2+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

Exhibit No		Name of Exhibit
10.3+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.4+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.5+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.6+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.7+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.8	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).
10.9	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).
10.10	—	First Amendment to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).
10.11+	—	Form of 2009 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 4, 2009, File No. 1-16247).
10.12+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.13+	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.14+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.15+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).
*10.16+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10.17+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
10.18	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equityholders named therein dated May 31, 2012 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

Exhibit No		Name of Exhibit
10.19	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein dated May 31, 2012 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).
10.20	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).
10.21	—	Intellectual Property Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).
*21	—	Subsidiaries of Flowers Foods, Inc.
*23	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Fiscal Year Ended December 29, 2012.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2013.

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

Signature	Title	Date

/s/ GEORGE E. DEESE George E. Deese	Chairman of the Board and Chief Executive Officer	February 20, 2013

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	February 20, 2013

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	February 20, 2013

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 20, 2013

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 20, 2013

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 20, 2013

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 20, 2013

/s/ AMOS R. MCMULLIAN Amos R. Mcmullian	Director	February 20, 2013

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 20, 2013

/s/ DAVID V. SINGER David V. Singer	Director	February 20, 2013

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 20, 2013

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 20, 2013

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 20, 2013

FLOWERS FOODS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries (the “Company”) at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Lepage Bakeries, Inc. (Lepage) from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Company in a purchase business combination in July 2012. We have also excluded Lepage from our audit of internal control over financial reporting. Lepage is a wholly-owned subsidiary whose total assets and total revenues represent 20.0% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 20, 2013

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,275	$7,783

Accounts and notes receivable, net of allowances of $386 and $171, respectively	256,235	185,603

Inventories:
Raw materials	32,731	26,626
Packaging materials	18,885	15,820
Finished goods	39,394	31,650

	91,010	74,096

Spare parts and supplies	45,239	39,624

Deferred taxes	29,198	36,264

Other	29,494	35,200

Total current assets	464,451	378,570

Property, Plant and Equipment:
Land	75,610	69,958
Buildings	378,255	360,956
Machinery and equipment	964,377	895,026
Furniture, fixtures and transportation equipment	97,110	81,288
Construction in progress	21,645	13,888

	1,536,997	1,421,116
Less: accumulated depreciation	(811,161)	(735,629)

	725,836	685,487

Notes Receivable	102,723	102,322

Assets Held for Sale — Distributor Routes	30,116	12,726

Other Assets	14,442	13,932

Goodwill	269,897	219,730

Other Intangible Assets, net	388,384	141,231

Total assets	$1,995,849	$1,553,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$71,996	$42,768
Accounts payable	153,956	115,138
Other accrued liabilities	129,006	110,513

Total current liabilities	354,958	268,419

Long-term liabilities:
Long-term debt and capital leases	135,905	283,406
4.375% senior notes due April 1, 2022	399,111	—

Total long-term debt and capital lease obligations	535,016	283,406

Other Liabilities:
Post-retirement/post-employment obligations	159,158	155,263
Deferred taxes	39,206	35,375
Other	48,891	52,567

Total other liabilities	247,255	243,205

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 152,488,008 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 14,214,819 shares and 16,506,822 shares, respectively	(196,465)	(221,246)
Capital in excess of par value	571,924	544,065
Retained earnings	597,629	547,997
Accumulated other comprehensive loss	(114,667)	(112,047)

Total stockholders’ equity	858,620	758,968

Total liabilities and stockholders’ equity	$1,995,849	$1,553,998

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the 52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(Amounts in thousands, except per share data)
Sales	$3,046,491	$2,773,356	$2,573,769
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,617,810	1,473,201	1,346,790
Selling, distribution and administrative expenses	1,107,480	1,016,491	935,999
Depreciation and amortization	102,690	94,638	85,118

Income from operations	218,511	189,026	205,862
Interest expense	23,411	10,172	8,164
Interest income	(13,672)	(13,112)	(12,682)

Income before income taxes	208,772	191,966	210,380
Income tax expense	72,651	68,538	73,333

Net income	$136,121	$123,428	$137,047

Net Income Per Common Share:
Basic:
Net income per common share	$1.00	$0.91	$1.00

Weighted average shares outstanding	136,670	135,387	137,129

Diluted:
Net income per common share	$0.98	$0.90	$0.99

Weighted average shares outstanding	138,449	136,881	138,162

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the 52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(Amounts in thousands, except per share data)
Net income.	$136,121	$123,428	$137,047

Other comprehensive income, net of tax:
Pension and postretirement plans:
Prior service cost for the period	—	—	68
Net loss for the period	(16,214)	(41,117)	(6,070)
Amortization of prior service credit included in net income	(158)	(158)	(107)
Amortization of actuarial loss included in net income	2,944	1,750	1,303

Pension and postretirement plans, net of tax	(13,428)	(39,525)	(4,806)

Derivative instruments:
Net change in fair value of derivatives	(1,546)	(17,851)	27,700
Loss (gain) reclassified to net income	12,354	(20,962)	8,069

Derivative instruments, net of tax	10,808	(38,813)	35,769

Other comprehensive (loss) income, net of tax	(2,620)	(78,338)	30,963

Comprehensive income	$133,501	$45,090	$168,010

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total
	Number of Shares Issued	Par Value				Number of Shares	Cost
	(Amounts in thousands, except share data)
Balances at January 2, 2010	101,659,924	$199	$532,144	$437,524	$(64,672)	(10,200,387)	$(189,250)	$12,081	$728,026
Deconsolidation of Variable Interest Entity (Note 12)								(12,081)	(12,081)
Net income				137,047					137,047
Derivative instruments, net of tax					35,769				35,769
Pension and postretirement plans, net of tax					(4,806)				(4,806)
Stock repurchases						(1,548,771)	(39,184)		(39,184)
Exercise of stock options			(1,202)			486,887	9,086		7,884
Issuance of performance-contingent restricted stock awards			(4,102)			220,640	4,102		—
Issuance of deferred stock awards			(631)			33,920	631		—
Amortization of share-based compensation awards			12,995						12,995
Income tax benefits related to share-based payments			1,022						1,022
Performance-contingent restricted stock award forfeitures and cancellations			83			(4,425)	(83)		—
Issuance of deferred compensation			(15)			642	15		—
Dividends paid — $0.517 per common share				(70,882)					(70,882)

Balances at January 1, 2011	101,659,924	$199	$540,294	$503,689	$(33,709)	(11,011,494)	$(214,683)	$—	$795,790
Net income				123,428					123,428
Derivative instruments, net of tax					(38,813)				(38,813)
Pension and postretirement plans, net of tax					(39,525)				(39,525)
Adjustment for 3 for 2 stock split (Note 14)	50,828,084			(39)		(5,375,912)			(39)
Stock repurchases						(1,155,103)	(26,598)		(26,598)
Exercise of stock options			(2,512)			803,090	15,445		12,933
Issuance of performance-contingent restricted stock awards			(4,213)			216,050	4,213		—
Issuance of deferred stock awards			(1,160)			56,505	1,119		(41)
Amortization of share-based compensation awards			12,982						12,982
Income tax benefits related to share-based payments			2,932						2,932
Performance-contingent restricted stock awards forfeitures and cancellations			961			(51,630)	(961)		—
Issuance of deferred compensation			(219)			11,672	219		—
Contingent acquisition consideration			(5,000)						(5,000)
Dividends paid — $0.583 per common share				(79,081)					(79,081)

Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$—	$758,968
Net income				136,121					136,121
Derivative instruments, net of tax					10,808				10,808
Pension and postretirement plans, net of tax					(13,428)				(13,428)
Shares issued for acquisition			16,628			2,178,648	29,259		45,887
Stock repurchases						(935,742)	(18,726)		(18,726)
Exercise of stock options			(329)			1,047,297	14,210		13,881
Issuance of deferred stock awards			(610)			45,405	610		—
Amortization of share-based compensation awards			9,373						9,373
Income tax benefits related to share-based payments			2,225						2,225
Performance-contingent restricted stock awards forfeitures and cancellations			606			(45,252)	(606)		—
Issuance of deferred compensation			(34)			1,647	34		—
Dividends paid on vested performance-contingent restricted stock awards and deferred share awards				(255)					(255)
Dividends paid — $0.63 per common share				(86,234)					(86,234)

Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$—	$858,620

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$136,121	$123,428	$137,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,690	94,638	85,118
Stock-based compensation	10,116	13,638	13,678
Loss (gain) reclassified from accumulated other comprehensive income to net income	17,272	(38,038)	8,475
Deferred income taxes	11,450	(1,700)	3,888
Provision for inventory obsolescence	947	765	1,047
Allowances for accounts receivable	1,991	414	547
Pension and postretirement plans expense	1,570	222	1,842
Other	(1,182)	(162)	(285)
Pension contributions	(18,143)	(12,230)	(909)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(64,182)	(283)	11,482
Inventories	(13,366)	(6,457)	(936)
Hedging activities, net	(1,850)	(25,874)	39,134
Other assets	1,431	(749)	(8,838)
Accounts payable	28,529	(5,187)	7,879
Other accrued liabilities	3,486	(8,135)	6,881

Net cash provided by operating activities	216,880	134,290	306,050

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(67,259)	(79,162)	(98,404)
Repurchase of distributor territories	(17,849)	(14,581)	(10,843)
Principal payments from notes receivable	16,498	12,629	12,514
Acquisition of businesses, net of cash acquired	(318,476)	(164,485)	—
Contingent acquisition consideration payments	—	(5,000)	—
Deconsolidation of variable interest entity (Note 12)	—	—	(8,804)
Proceeds from sale of property, plant and equipment	1,301	12,104	1,075
Other	348	556	165

Net cash disbursed for investing activities	(385,437)	(237,939)	(104,297)

Cash flows provided by (disbursed for) financing activities:
Dividends paid	(86,489)	(79,081)	(70,882)
Exercise of stock options	13,881	12,933	7,884
Excess windfall tax benefit related to stock awards	2,318	3,073	977
Payments for debt issuance costs	(3,882)	—	—
Payment of financing fees	(558)	(2,108)	—
Stock repurchases	(18,726)	(26,598)	(39,184)
Change in cash overdrafts	6,684	521	(1,432)
Proceeds from debt borrowings	1,482,481	1,071,100	418,500
Debt and capital lease obligation payments	(1,221,660)	(875,083)	(529,809)
Other	—	(80)	—

Net cash provided by (disbursed for) financing activities	174,049	104,677	(213,946)

Net increase (decrease) in cash and cash equivalents	5,492	1,028	(12,193)
Cash and cash equivalents at beginning of period	7,783	6,755	18,948

Cash and cash equivalents at end of period	$13,275	$7,783	$6,755

Schedule of non cash investing and financing activities:
Issuance of deferred compensation to common stock equivalent units	$34	$219	$15
Capital and right-to-use lease obligations	$4,867	$1,404	$13,332
Deconsolidation of VIE capital leases	$—	$—	$26,389
Issuance of notes receivable	$1,891	$833	$171
Shares issued for acquisition	$45,887	$—	$—
Deferred obligations issued for acquisition	$17,663	—	—
Purchase of property, plant and equipment included in accounts payable	$3,310	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$16,106	$9,588	$7,470
Income taxes paid, net of refunds of $7,194, $430 and $623, respectively	$56,377	$70,122	$72,554

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD segment”) and warehouse delivery segment (“warehouse segment”). The DSD segment focuses on the production and marketing of bakery products to U.S. customers in the Southeast, Mid-Atlantic, and Southwest as well as select markets in the Northeast, California, and Nevada primarily through its DSD system. The warehouse segment produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2012, fiscal 2011 and fiscal 2010 consisted of 52 weeks. Fiscal 2013 will consist of 52 weeks. The next 53-week year for the company will be fiscal 2014.

Revenue Recognition.    The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage and value, at the time the coupons are issued. Estimates for customer rebates assume that customers will meet the estimates of required quantities to qualify for payment and are recorded as a reduction to gross

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our proportion of the estimated advertising cost of the underlying program and are recognized at the time the advertising takes place. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2012, 2011 and 2010, the company recorded $863.4 million, $821.0 million and $744.7 million, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities deliver our products to independent distributors, who deliver our products to outlets of retail accounts that are within the distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). No revenue is recognized by the company upon delivery of our products by the company to the distributor or upon delivery of our products by the distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 29, 2012 and December 31, 2011 was $5.6 million and $5.0 million, respectively.

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

The company repurchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable of up to ten years is recorded for the sales price of the territory (for those situations when the company provides direct financing to the distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable (i.e., the sales price) and the territory’s carrying value is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers its distributor activity a cost of distribution. Since the distributor has the right to require the company to repurchase the territory at the original purchase price within the first six-month period following the date of sale, no gain is recorded on the sale of the territory until after the six-month period is completed (except that gains of $5,000 or less are recognized immediately upon the sale). Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining term of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time the impairment occurs. The deferred gains were $17.3 million and $16.9 million at December 29, 2012 and December 31, 2011, respectively, and are recorded in other long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $2.6 million during fiscal 2012, $2.4 million during fiscal 2011 and $4.2 million during fiscal 2010 related to the sale of territories as a component of selling, distribution and administrative expenses.

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2012	$171	$1,991	$1,776	$386
Fiscal 2011	$522	$414	$765	$171
Fiscal 2010	$469	$547	$494	$522

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2012, 2011 and 2010 accounted for 45.1%, 45.6% and 46.5% of sales, respectively. Our largest customer, Walmart/Sam’s Club, percent of sales for fiscal years 2012, 2011 and 2010 were as follows:

	Percent of Sales
	DSD	Warehouse	Total
Fiscal 2012	17.5%	3.2%	20.7%
Fiscal 2011	17.8%	3.8%	21.6%
Fiscal 2010	18.2%	3.6%	21.8%

Inventories.    Inventories at December 29, 2012 and December 31, 2011 are valued at lower of cost or market. Costs for raw materials and packaging are at moving average cost. Finished goods inventories are based on standard costs which approximate average costs. The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2012	$58	$947	$967	$38
Fiscal 2011	$231	$765	$938	$58
Fiscal 2010	$82	$1,047	$898	$231

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the consolidated statements of income. For fiscal years 2012, 2011, and 2010, shipping costs were $675.6 million, $630.1 million, and $577.3 million, respectively, including delivery fees paid to independent distributors.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $15.6 million and $11.6 million at December 29, 2012 and December 31, 2011, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $5.6 million and $3.6 million at December 29, 2012 and December 31, 2011, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures and transportation equipment over three to fifteen years. Property under capital leases is amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2012, 2011 and 2010 was $93.4 million, $87.5 million and $79.1 million, respectively. The company recorded an immaterial amount of capitalized interest during fiscal 2012, 2011 and 2010. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal years 2012, 2011 or 2010. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of impairment are present. See Note 6, Goodwill and Other Intangible Assets, for additional disclosure.

Impairment of Long-Lived Assets.    The company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairment charges during fiscal 2012, 2011 or 2010.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 14, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $19.1 million, $16.8 million and $14.4 million for fiscal years 2012, 2011 and 2010, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our consolidated statements of income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. See Note 15, Stock-Based Compensation, for additional disclosure.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $7.5 million and $6.4 million at December 29, 2012 and December 31, 2011, respectively. Amortization expense of capitalized software development costs, which is included in depreciation expense in the consolidated statements of income, was $1.6 million, $1.4 million and $1.7 million in fiscal years 2012, 2011 and 2010, respectively.

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

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2012	$4,874	$(782)	$453	$4,545
Fiscal 2011	$2,691	$(415)	$2,598	$4,874
Fiscal 2010	$3,647	$(279)	$(677)	$2,691

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The company determines the fair value of substantially all its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 18, Postretirement Plans, for additional disclosure.

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

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. In December 2011, the FASB issued guidance to delay a requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements where other comprehensive income is presented, by component of other comprehensive income. The FASB did not delay the requirements for the presentation of reclassifications out of accumulated other comprehensive income that was in place before the original amendment was issued in June 2011. See Note 16, Accumulated Other Comprehensive Income (Loss), for additional disclosure.

Note 3.	New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013, an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements.

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

The company provides direct financing to independent distributors for the purchase of the distributors’ territories and records the notes receivable on the consolidated balance sheet. The territories are financed for up to ten years. During fiscal years 2012, 2011 and 2010, $13.7 million, $13.1 million and $12.7 million, respectively, was recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. Additional details are included in Note 13, Fair Value of Financial Instruments.

Note 5.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate its relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor at a multiple of average weekly branded sales, and this value is charged to earnings. In the event an independent distributor terminates its relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s consolidated balance sheets as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 29, 2012 and December 31, 2011, territories recorded as assets held for sale were $30.1 million and $12.7 million, respectively. The company held for sale and operated approximately 309 and 240 such independent distributor territories at December 29, 2012 and December 31, 2011, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized and is evaluated for impairment as required. The significant increase in routes held for sale is primarily from the Lepage acquisition. See Note 7, Acquisitions, for the Lepage disclosure.

Territories held for sale and operated by the company are sold to independent distributors generally at a multiple of average weekly branded sales, which approximate the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor within the six-month period following the date of sale. The company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

Note 6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, by segment, during fiscal 2011 and fiscal 2012, are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of January 1, 2011	$193,052	$7,101	$200,153
Increase in goodwill related to acquisition (Note 7)	19,577	—	19,577

Balance as of December 31, 2011	$212,629	$7,101	$219,730
Increase in goodwill related to acquisitions (Note 7)	50,167	—	50,167

Balance as of December 29, 2012	$262,796	$7,101	$269,897

As of December 29, 2012 and December 31, 2011, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 29, 2012			December 31, 2011
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$9,243	$62,484	$71,677	$6,790	$64,887
Customer relationships	157,921	24,275	133,646	88,921	18,162	70,759
Non-compete agreements	4,274	1,719	2,555	1,874	1,397	477
Distributor relationships	4,123	924	3,199	4,123	649	3,474
Supplier agreements	1,050	1,050	—	1,050	916	134

Total	$239,095	$37,211	$201,884	$167,645	$27,914	$139,731

As of December 29, 2012 and December 31, 2011, there was $186.5 million and $1.5 million of indefinite life intangible assets separately identified from goodwill, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net amortization expense for fiscal 2012, 2011, and 2010 was as follows (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Total	$9,253	$7,176	$6,004

Estimated amortization of intangibles for 2013 and the next four years thereafter is as follows (amounts in thousands):

Amortization of Intangibles
2013	$10,832
2014	$10,693
2015	$10,499
2016	$10,125
2017	$9,706

Note 7.	Acquisitions

Lepage acquisition

On July 21, 2012, we completed the acquisition of Lepage Bakeries, Inc. (“Lepage”) in two separate but concurrent transactions. Pursuant to the Acquisition Agreement dated May 31, 2012 (the “Acquisition Agreement”), by and among Flowers, Lobsterco I, LLC, a Maine single-member limited liability company and direct wholly owned subsidiary of Flowers (“Lobsterco I”), Lepage, RAL, Inc., a Maine corporation (“RAL”), Bakeast Company, a Maine general partnership (“Bakeast Partnership”), Bakeast Holdings, Inc., a Delaware corporation (“Bakeast Holdings,” and collectively with Lepage, RAL and Bakeast Partnership, the “Acquired Entities”), and the equityholders of the Acquired Entities named in the Acquisition Agreement (collectively, the “Equityholders”), Lobsterco I purchased from the Equityholders all of the issued and outstanding shares of the Acquired Entities in exchange for approximately $318.4 million in cash and $17.7 million in deferred obligations, which is the fair value of gross payments of $20.0 million.

Pursuant to the Agreement and Plan of Merger dated May 31, 2012 (the “Merger Agreement”), by and among Flowers, Lobsterco II, LLC, a Maine single-member limited liability company and direct wholly owned subsidiary of Flowers (“Lobsterco II”), Aarow Leasing, Inc., a Maine corporation (“Aarow”), The Everest Company, Incorporated, a Maine corporation (“Everest,” and together with Aarow, the “Acquired Companies”), and certain equityholders of Lepage, the Acquired Companies merged with and into Lobsterco II (the “Merger”) and all of the issued and outstanding shares of common stock of the Acquired Companies were exchanged for 2,178,648 shares of Flowers common stock.

Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets making fresh bakery products under the Country Kitchen and Barowsky’s brands. This acquisition provides a DSD platform to accelerate penetration of Nature’s Own and Tastykake brands in the Northeast. The Lepage acquisition has been accounted for as a business combination. The results of Lepage’s operations are included in the company’s consolidated financial statements beginning on July 21, 2012 and are included in the company’s DSD operating segment.

The preliminary aggregate purchase price was $381.9 million as described in the table below. We incurred $7.1 million in acquisition-related costs during 2012 for Lepage. These expenses are included in the selling, distribution and administrative line item in the company’s consolidated statement of income for the fifty-two weeks ending on December 29, 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash	$300,000
Cash paid for preliminary tax adjustment	18,426
Net working capital adjustment estimate	(55)
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$381,921

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,658
Inventories	4,537
Property, plant, and equipment	59,970
Assets Held for sale — Distributor routes	16,161
Identifiable intangible assets estimate	256,400
Deferred income taxes, net	(1,137)
Financial liabilities	(15,617)

Net recognized amounts of identifiable assets acquired	$331,972

Goodwill	$49,949

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

The $17.7 million obligation for the deferred payments represents the fair value of the fixed payments of $1,250,000 beginning on the first business day of each of the sixteen calendar quarters following the fourth anniversary of the closing of the acquisition (total of $20.0 million in gross payments). The first payment will be made by Flowers on October 1, 2016 and the final payment will be made on July 1, 2020. The difference between the fair value and the gross payments of $2.3 million is recorded as a reduction to the liability and is being amortized to interest expense over eight years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We issued 2,178,648 shares of Flowers common stock to certain equityholders of Lepage with a fair value of $45.9 million. The number of shares issued was calculated by dividing $50.0 million by the average closing price of Flowers Foods, Inc. common stock for the twenty consecutive trading day period ending five trading days prior to the closing. The shares issued to the equityholders were separated into five categories with each category having a different holding period requirement. As a result, each holding period had a fair value assignment based on an implied fair value which was determined using the Black-Scholes call option formula for an option expiring on each restriction lapse date. The estimated exercise price is equal to the stock price on the last trading day before the closing on July 21, 2012 of $20.48. The table below outlines the determination of fair value and provides the assumptions used in the calculation:

Restriction lapse year	2012	2013	2014	2015	2016	Total
Value of Flowers shares issued (thousands)	$25,000	$10,000	$5,000	$5,000	$5,000	$50,000
Implied Fair Value of Restricted shares (thousands)	$23,626	$9,154	$4,447	$4,363	$4,297	$45,887
Exercise price (per share)	$20.48	$20.48	$20.48	$20.48	$20.48
Expected term (yrs)	0.37	1.00	2.00	3.00	4.00
Volatility (%)	25.0%	25.0%	25.0%	25.0%	25.0%
Risk-free rate (%)	0.1%	0.2%	0.2%	0.3%	0.4%
Dividend Yield (%)	3.0%	3.0%	3.0%	3.0%	3.0%

The following table presents the intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Amount	Weighted average amortization years
Customer relationships	$69,000	25.0
Non-compete agreements	2,400	4.0

	$71,400	24.3

The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, to distribute Country Kitchen and Barowsky’s products throughout our distribution network and to distribute Nature’s Own and Tastykake products throughout the Lepage markets. In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $49.9 million is allocated to the DSD segment. Approximately $10.2 million of goodwill is deductible for income tax purposes.

The fair value of trade receivables is $7.4 million. The gross amount of the receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

Tasty acquisition

On May 20, 2011, a wholly owned subsidiary of the company acquired Tasty. Tasty operates two bakeries in Pennsylvania and serves customers primarily in the northeastern United States with an extensive line of Tastykake branded snacks. The results of Tasty’s operations are included in the company’s consolidated financial statements beginning May 20, 2011 and are included in the company’s DSD operating segment. The acquisition facilitated our expansion into new geographic markets and increased our manufacturing capacity. In addition, the Tastykake brand increased our position in the branded snack cake category. The Tasty acquisition has been accounted for as a business combination.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price was $172.1 million, including the payoff of certain indebtedness, Tasty transaction expenses and change in control payments. The change in control payments were paid in fiscal 2012. The acquisition was completed through a short-form merger following the company’s tender offer through a wholly owned subsidiary for all of the outstanding shares of common stock of Tasty for $4.00 per share in cash, without interest and less any applicable withholding tax. Each share of Tasty not accepted for payment in the tender offer was converted pursuant to the acquisition into the right to receive $4.00 per share in cash as consideration, without interest and less any applicable withholding taxes.

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

The following table summarizes the consideration transferred to acquire Tasty and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Total tender, acquisition consideration, debt cash payments and change in control payments	$172,109

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$44,153
Inventories	7,789
Property, plant, and equipment	99,796
Identifiable intangible assets	51,419
Deferred income taxes, net	15,516
Financial liabilities	(66,359)

Net recognized amounts of identifiable assets acquired	$152,314

Goodwill	$19,795

The following table presents the intangible assets subject to amortization (amounts in thousands, except for amortization years):

	Amount	Weighted average Amortization years
Trademarks	$36,409	40.0
Customer relationships	13,487	25.0
Distributor relationships	1,523	15.0

	$51,419	35.3

Goodwill of $19.8 million was allocated to the DSD segment. The primary reasons for the acquisition were to expand the company’s footprint into the northeastern United States, distribute Tastykake products throughout our distribution network and Nature’s Own products throughout the legacy Tasty markets. None of the intangible assets, including goodwill, are deductible for tax purposes. Goodwill relating to Tasty increased by $0.2 million during fiscal 2012.

The fair value of the assets acquired includes trade receivables of $17.3 million. The gross amount due is $20.2 million, of which $2.9 million is expected to be uncollectible.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition pro formas

Lepage contributed revenues of $80.7 million and income from operations of $12.4 million for fiscal 2012. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty occurred at the beginning of fiscal 2010 and as if the acquisition of Lepage occurred at the beginning of fiscal 2011 (amounts in thousands, except per share data):

	For fiscal
	2012	2011	2010
Sales:
As reported	$3,046,491	$2,773,356	$2,573,769
Pro forma	$3,146,011	$2,995,233	$2,783,120
Net income:
As reported	$136,121	$123,428	$137,047
Pro forma	$136,714	$128,022	$137,113
Basic net income per common share:
As reported	$1.00	$0.91	$1.00
Pro forma	$0.98	$0.93	$1.00
Diluted net income per common share:
As reported	$0.98	$0.90	$0.99
Pro forma	$0.97	$0.92	$0.99

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2012, the company’s commodity hedge portfolio contained derivatives with a fair value of $(3.2) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(2.5)	(0.5)	—	(3.0)
Other long-term	(0.1)	(0.1)	—	(0.2)

Total	(2.6)	(0.6)	—	(3.2)

Net Fair Value	$(2.6)	$(0.6)	$—	$(3.2)

As of December 31, 2011, the company’s commodity hedge portfolio contained derivatives with a fair value of $(5.7) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$0.1	$—	$—	$0.1

Total	0.1	—	—	0.1

Liabilities:
Other current	(2.6)	(2.9)	—	(5.5)
Other long-term	—	(0.3)	—	(0.3)

Total	(2.6)	(3.2)	—	(5.8)

Net Fair Value	$(2.5)	$(3.2)	$—	$(5.7)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2013. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at December 29, 2012 qualified for hedge accounting. During fiscal years 2012, 2011 and 2010 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in fair value of these instruments.

Interest Rate Risk

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and is being amortized to interest expense over the term of the notes.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received is being recorded as interest expense. These swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps is recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, distribution and administrative expenses.

As of December 29, 2012, the fair value of the interest rate swaps was $(0.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(0.9)	$—	$(0.9)

Total	—	(0.9)	—	(0.9)

Net Fair Value	$—	$(0.9)	$—	$(0.9)

As of December 31, 2011, the fair value of the interest rate swaps was $(3.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(2.6)	$—	$(2.6)
Other long-term	—	(0.8)	—	(0.8)

Total	—	(3.4)	—	(3.4)

Net Fair Value	$—	$(3.4)	$—	$(3.4)

During 2012, 2011 and 2010, interest expense of $2.8 million, $4.0 million and $4.6 million, respectively, was recognized due to periodic settlements of the swaps.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company had the following derivative instruments recorded on the consolidated balance sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

Derivatives Designated as Hedging Instruments	Derivative Assets				Derivative Liabilities
	December 29, 2012		December 31, 2011		December 29, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$867	Other current liabilities	$2,639
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	765
Commodity contracts	Other current assets	—	Other current assets	—	Other current liabilities	3,047	Other current liabilities	5,439
Commodity contracts	Other long term assets	9	Other long term assets	61	Other long term liabilities	146	Other long term liabilities	278

Total		$9		$61		$4,060		$9,121

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in accumulated other comprehensive income (“AOCI”), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	For the 52 Weeks Ended December 29, 2012	For the 52 Weeks Ended December 31, 2011	For the 52 Weeks Ended January 1, 2011
Interest rate contracts	$(1,221)	$(547)	$(2,684)
Commodity contracts	(325)	(17,304)	30,384

Total	$(1,546)	$(17,851)	$27,700

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	For the 52 Weeks Ended December 29, 2012	For the 52 Weeks Ended December 31, 2011	For the 52 Weeks Ended January 1, 2011	Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	$1,732	$2,431	$2,857	Interest expense (income) Selling, distribution and administrative expenses Production costs(1)
Commodity contracts	—	—	—
Commodity contracts	10,622	(23,393)	5,212

Total	$12,354	$(20,962)	$8,069

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at December 29, 2012:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$0.1	$1.0	$1.1
Expiring in 2013 and beyond	2.4	0.6	3.0

Total	$2.5	$1.6	$4.1

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2012, 2011 and 2010 there were no discontinued hedge positions.

As of December 29, 2012, the company had entered into the following financial contracts to hedge commodity and interest rate risks:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)
Interest rate contracts	$67.5
Wheat contracts	88.0
Soybean oil contracts	20.6
Natural gas contracts	11.1

Total	$187.2

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2012. As of December 29, 2012, the company had $9.0 million recorded in other current assets, and on December 31, 2011, the company had $11.8 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 9.	Other Current Assets

Other current assets consist of:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Prepaid assets	$14,544	$13,028
Collateral to counterparties for derivative positions	8,984	11,842
Income taxes receivable	5,399	9,852
Other	567	478

Total	$29,494	$35,200

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Accrued Liabilities

Other accrued liabilities consist of:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Employee compensation	$61,911	$55,910
Fair value of derivative instruments	3,914	8,078
Insurance	21,195	20,125
Bank overdraft	16,846	10,162
Accrued interest	5,458	123
Other	19,682	16,115

Total	$129,006	$110,513

Note 11.	Debt, Lease and Other Commitments

Long-term debt consisted of the following at December 29, 2012 and December 31, 2011:

	Interest Rate at December 29, 2012	Final Maturity	December 29, 2012	December 31, 2011
			(Amounts in thousands)
Unsecured credit facility	2.75%	2017	$110,500	$225,000
Unsecured term loan	5.88%	2013	67,500	90,000
4.375% senior notes due April 1, 2022	4.38%	2022	399,111	—
Capital lease obligations	3.28%	2020	10,627	9,272
Other notes payable	2.34%	2014	19,274	1,902

			607,012	326,174
Due within one year			71,996	42,768

Due after one year			$535,016	$283,406

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of December 29, 2012 and December 31, 2011, the bank overdraft balance was $16.8 million and $10.2 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.8 million and $14.7 million at December 29, 2012 and December 31, 2011, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

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

The net proceeds from this offering were partially used to repay $207.2 million of long-term debt then outstanding under the company’s revolving credit facility. The balance of the net proceeds were used in connection with the Lepage acquisition. The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility.    On November 16, 2012, the company amended the credit facility which was previously amended and restated on May 20, 2011 (the “credit facility”). The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains provisions that permit Flowers to request an additional one-year extension of its maturity and to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject in each case to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of December 29, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.025% to 1.025% for base rate loans and from 1.025% to 2.025% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.6 million in connection with the amendment of the new credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the new credit facility. The company recognized financing costs of $0.1 million related to the credit facility at the time of the May 20, 2011 amendment.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were $110.5 million and $225.0 million in outstanding borrowings under the credit facility at December 29, 2012 and at December 31, 2011, respectively. The highest outstanding daily balance during 2012 was $230.0 million and the low amount outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. For fiscal 2012, the company borrowed $1,083.4 million in revolving borrowings under the credit facility and repaid $1,197.9 million in revolving borrowings. On December 29, 2012, the company had $373.7 million available under its credit facilities for working capital and general corporate purposes. The amount available under the credit facility is reduced by $15.8 million for letters of credit.

Term Loan.    On May 20, 2011, the company amended its credit agreement entered on August 1, 2008 (the “term loan”), to conform the terms to the new credit facility. The term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the term loan and meet the financial requirements until its maturity date. As of December 29, 2012 and December 31, 2011, the company was in compliance with all restrictive financial covenants under the term loan. As of December 29, 2012 and December 31, 2011, the amounts outstanding under the term loan were $67.5 million and $90.0 million, respectively.

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

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability and cost. We will monitor our credit ratings to see how they are affected by the increase in debt related to the Earthgrains and Sara Lee (in California) asset acquisitions and the possible acquisition of certain Hostess assets.

Assets recorded under capital lease agreements included in property, plant and equipment consist of buildings, machinery and equipment and transportation equipment.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of debt outstanding, including capital leases, as of December 29, 2012, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2013	$71,996
2014	3,703
2015	1,362
2016	3,717
2017	116,554
2018 and thereafter	412,729

Total	$610,061

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

	Capital Leases	Operating Leases
	(Amounts in thousands)
2013	$3,593	$50,606
2014	3,667	43,307
2015	1,447	36,891
2016	1,267	31,520
2017	1,064	28,702
2018 and thereafter	238	264,934

Total minimum payments	11,276	$455,960

Amount representing interest	649

Obligations under capital leases	10,627
Obligations due within one year	3,284

Long-term obligations under capital leases	$7,343

Rent expense for all operating leases amounted to $76.8 million for fiscal 2012, $70.2 million for fiscal 2011 and $62.9 million for fiscal 2010.

In September 2007, the company entered into a Master Agency Agreement and a Master Lease (collectively, the “Master Lease”) representing a $50.0 million commitment to lease certain distribution facilities. On August 22, 2008, the company added an additional $50.0 million to the commitment. Pursuant to terms of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Lease, on behalf of the lessor, the company may either develop distribution facilities or sell and lease-back existing owned distribution facilities of the company. The facilities will be leased by the lessor to wholly-owned subsidiaries of the company under one or more operating leases. The leases each have a term of 22 years following the completion of either the construction period or completion of the sale and lease-back. The company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to cause the company to purchase the facilities. The Master Lease does not include financial covenants. During fiscal years 2012, 2011 and 2010, the company did not enter into any additional operating lease commitments under the Master Lease.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at December 29, 2012 and December 31, 2011 was $11.4 million and $10.2 million, respectively.

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

No material guarantees or indemnifications have been entered into by the company through December 29, 2012.

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

As part of the deconsolidation of the VIE, the company concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 29, 2012 and December 31, 2011, there was $10.0 million and $7.9 million,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) who deliver Tastykake products also qualify as VIEs. The IDs qualify as VIEs primarily because the company finances the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

Note 13.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 4,000 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest based on Treasury or LIBOR yields plus a spread.

The fair value of the company’s variable rate debt at December 29, 2012 approximates the recorded value. The fair value of the notes issued on April 3, 2012, as discussed in Note 11, Debt, Lease and Other Commitments, is approximately $418.9 million while the carrying value is $399.1 million on December 29, 2012. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

For fair value disclosure information about our derivative assets and liabilities see Note 8, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 18, Postretirement Plans.

At December 29, 2012 and December 31, 2011, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	December 29, 2012	December 31, 2011
Distributor notes receivable	$118,481	$117,058
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	15,758	14,736

Long-term portion of distributor notes receivable	$102,723	$102,322

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 29, 2012 and December 31, 2011, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

Note 14.	Stockholders’ Equity

Flowers Foods’ articles of incorporation provide that its authorized capital consist of 500,000,000 shares of common stock having a par value of $0.01 per share and 1,000,000 shares of preferred stock. The preferred stock of which (a) 200,000 shares have been designated by the Board of Directors as Series A Junior Participating Preferred Stock, having a par value per share of $100 and (b) 800,000 shares of preferred stock, having a par value per share of $0.01, has not been designated by the Board of Directors. No shares of preferred stock have been issued by Flowers Foods.

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

Preferred Stock

The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the holders of Flowers Foods common stock. Although the Board of Directors does not presently intend to do so, it could issue shares of preferred stock, with rights that could adversely affect the voting power and other rights of holders of Flowers Foods common stock without obtaining the approval of Flowers Foods’ shareholders. In addition, the issuance of preferred shares could delay or prevent a change in control of Flowers Foods without further action by its shareholders.

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorized stock repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on the then-existing business or market conditions and other factors. As of December 29, 2012, 38,736,779 shares at a cost of $449.5 million have been purchased under this plan. Included in these amounts are 935,742 shares at a cost of $18.7 million purchased during fiscal 2012.

Dividends

During fiscal years 2012, 2011 and 2010, the company paid dividends of $86.2 million, or $0.630 per share, $79.1 million, or $0.583 per share, and $70.9 million, or $0.517 per share, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock split.

On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011 and new shares were issued on June 24, 2011.

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

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2010. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011	2/9/2010
Shares granted	2,142	1,703
Exercise price($)	16.31	16.67
Vesting date	2/10/2014	2/9/2013
Fair value per share($)	3.47	3.69
Dividend yield(%)(1)	3.00	3.00
Expected volatility(%)(2)	29.20	30.60
Risk-free interest rate(%)(3)	2.44	2.35
Expected option life (years)(4)	5.00	5.00
Outstanding at December 29, 2012	2,100	1,654

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2011 and 2010 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110, as the company did not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock option activity for fiscal years 2012, 2011 and 2010 pursuant to the EPIP is set forth below:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Amounts in thousands, except price data)
Outstanding at beginning of year	7,423	$15.67	6,547	$14.66	5,602	$13.56
Granted	—	$—	2,142	$16.31	1,703	$16.67
Exercised	(1,047)	$13.25	(1,165)	$11.10	(731)	$10.79
Forfeitures	(16)	$16.33	(101)	$16.30	(27)	$16.38

Outstanding at end of year	6,360	$16.08	7,423	$15.67	6,547	$14.66

Exercisable at end of year	2,638		2,258		2,109

Weighted average fair value of options granted during the year	$—		$3.47		$3.69

As of December 29, 2012, options outstanding under the EPIP had an average exercise price of $16.08, a weighted average remaining contractual life of 3.75 years, and an aggregate intrinsic value of $43.6 million.

As of December 29, 2012, there was $2.0 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.04 years.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2012, 2011 and 2010 are set forth below (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cash received from option exercises	$13,881	$12,933	$7,884
Cash tax windfall benefit, net	$2,343	$3,037	$683
Intrinsic value of stock options exercised	$9,965	$11,632	$4,409

Performance Based Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K). The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

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

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	7/16/2012
Shares granted	137.5
Vesting date	2/28/2014
Fair value per share	$23.18

As of December 29, 2012, there was $2.2 million of total unrecognized compensation cost related to nonvested TSR Shares granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.05 years. This grant vests over one and a half years since it was not granted until July 2012. These grants normally vest in two years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K). Return on Invested Capital is calculated by dividing our profit by the invested capital. Generally, the performance condition requires the company’s “return on invested capital” (“ROIC”) to exceed its weighted average “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of target; or

•	ROIC above WACC by 4.75% pays 125% of target.

The ROIC shares vest immediately if the grantee dies or becomes disabled. However, at retirement the grantee will receive a pro-rata number of shares through the grantee’s retirement date at the normal vesting date. In addition, the ROIC shares will immediately vest at the grant date award level without adjustment if the company undergoes a change in control. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of the award is equal to the stock price on the grant date of $21.56. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For fiscal 2012, we expensed these awards assuming 100% attainment of the ROI Target.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	7/16/2012
Shares granted	137.5
Vesting date	2/28/2014
Fair value per share	$21.56

As of December 29, 2012, there was $2.1 million of total unrecognized compensation cost related to nonvested ROIC Shares granted by the EPIP. That cost is expected to be recognized over a weighted-average period of 1.05 years. This grant vests over one and a half years since it was not granted until July 2012. These grants are normally two years.

Performance-Contingent Restricted Stock

Prior to 2012, certain key employees have been granted performance-contingent restricted stock. These awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) and the performance condition requires the company’s “return on invested capital” to exceed its weighted average “cost of capital” by 3.75% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. If the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted based on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:

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

In connection with the vesting in 2012 of the performance-contingent restricted stock granted in February 2010, the Company TSR rank was less than the 37th percentile and the grant was reduced by 16.9% of the award or 43,490 shares of common stock. The total amount of shares that vested to plan participants was 213,271. Because the company achieved the ROI Target, the cost for the portion of the award that did not vest was not reversed.

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

Grant date	2/10/2011	2/9/2010
Shares granted	324	268
Vesting date	2/10/2013	2/9/2012
Fair value per share	$15.93	$17.59

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2012, 2011 and 2010 is set forth below:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	576	$16.67	568	$17.08	621	$17.34
Initial grant	275	$22.37	324	$15.93	268	$17.59
Supplemental grant for exceeding the S&P TSR	—	—	—	—	63	$18.02
Vested	(214)	$17.59	(242)	$16.64	(378)	$15.02
Grant reduction for not achieving the S&P TSR	(43)	$17.59	(60)	$16.64	—	$—
Forfeitures	(2)	$17.16	(14)	$16.82	(6)	$17.25

Balance at end of year	592	$18.92	576	$16.67	568	$17.08

As of December 29, 2012, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 0.99 years. The fair value of performance-contingent restricted share awards that vested during fiscal 2012 was $4.1 million. There was a tax shortfall of $0.2 million on the vesting (issuance) of performance-contingent awards during fiscal 2012.

Deferred Stock awards

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual. During the first quarter of fiscal 2012 an aggregate of 18,330 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During fiscal 2012, a total of 20,205 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2012, non-employee directors were granted an aggregate of 47,800 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2012, there were 25,200 deferred share awards exercised for annual grant awards.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred stock activity for fiscal years 2012, 2011, and 2010 is set forth below:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	231	$16.43	240	$15.11	195	$14.60
Issued	66	$20.62	76	$19.35	96	$15.41
Exercised	(45)	$18.01	(85)	$15.31	(51)	$13.71

Balance at end of year	252	$17.24	231	$16.43	240	$15.11

Outstanding vested at end of year	160	$15.98	128	$15.11	124	$15.00

Outstanding unvested at end of year	92	$19.45	103	$18.07	116	$15.23

Shares vesting during the year	77	$18.62	70	$15.73	71	$13.39

As of December 29, 2012, there was $0.6 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.58 years. The intrinsic value of deferred stock awards that vested during fiscal 2012 was $1.8 million. There was a tax windfall of $0.1 million on the exercise of deferred share awards during fiscal 2012.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chairman fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at the measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at December 29, 2012 and December 31, 2011 was $1.7 million and $2.3 million, respectively, and is recorded in other long-term liabilities. During the fiscal year ended January 2, 2010, the company paid out the accrued dividends for those rights granted after 2003. Future dividends on vested rights granted after 2003 are paid out at the time dividends are paid to other common shareholders. Payments on rights exercised in fiscal 2012 were $1.3 million.

The fair value of the rights at December 29, 2012 ranged from $10.36 to $15.86. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at December 29, 2012: dividend yield 2.9%; expected volatility 29.0%; risk-free interest rate 0.27%; and expected life of 0.50 years to 1.70 years.

The rights activity for fiscal years 2012, 2011, and 2010 is set forth below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands, except price data)
Balance at beginning of year	187	348	348
Rights exercised	(57)	(161)	—

Balance at end of year	130	187	348

Weighted average — grant date fair value	$10.52	$11.02	$7.42

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the company’s stock based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Stock options	$3,374	$6,803	$6,931
Performance - contingent restricted stock awards	4,615	4,700	4,727
Deferred stock awards	1,384	1,479	1,337
Stock appreciation rights	743	656	683

Total stock based compensation	$10,116	$13,638	$13,678

Note 16.	Accumulated Other Comprehensive Income (Loss)

The company had other comprehensive income (loss) resulting from its accounting for derivative financial instruments and its defined benefit pension plans and postretirement benefit plans. Total comprehensive income (loss), determined as net income adjusted by other comprehensive income (loss), was $133.5 million, $45.1 million and $168.0 million for fiscal years 2012, 2011 and 2010, respectively.

During fiscal years 2012, 2011 and 2010, changes to accumulated other comprehensive loss, net of income tax, were as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Accumulated other comprehensive loss, beginning balance	$(112,047)	$(33,709)	$(64,672)
Derivative instruments transactions:
Reclassified to earnings (materials, labor and other production costs), net of income tax of $7,734, $(13,123) and $5,051, respectively	12,354	(20,962)	8,069
Net change recognized on the effective portion of cash flow hedges, net of income tax of $(968), $(11,175) and $17,326, respectively	(1,546)	(17,851)	27,700
Pension and postretirement plans transactions:
Prior service cost for the period, net of income tax of $0, $0 and $41	—	—	68
Net (loss) gain for the period, net of income tax of $(10,150), $(25,740) and $(3,799), respectively	(16,214)	(41,117)	(6,070)
Amortization of actuarial loss, net of income tax of $1,842, $1,099 and $815, respectively	2,944	1,750	1,303
Amortization of prior service (credits), net of income tax of $(99), $(99) and $(67), respectively	(158)	(158)	(107)

Accumulated other comprehensive loss, ending balance	$(114,667)	$(112,047)	$(33,709)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the gain or loss reclassified from accumulated other comprehensive income (“AOCI”) for our commodity contracts (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Gross (gain) loss reclassified from AOCI into Income	$17,272	$(38,038)	$8,475
Tax (benefit) expense	(6,650)	14,645	(3,263)

Net of tax	$10,622	$(23,393)	$5,212

The balance of accumulated other comprehensive loss consists of the following:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Commodity derivatives designated as cash flow hedges	$(2,528)	$(12,825)
Interest rate swaps designated as cash flow hedges	(1,572)	(2,083)
Pension and postretirement plan net actuarial loss	(110,918)	(97,648)
Pension and postretirement plan prior service credit	351	509

Total	$(114,667)	$(112,047)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Earnings Per Share

On May 25, 2011, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 10, 2011, and new shares were issued on June 24, 2011.

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2012, 2011 and 2010 (amounts in thousands, except per share data):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net income	$136,121	$123,428	$137,047

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	136,670	135,343	136,796
Weighted average shares outstanding for participating securities	—	44	333

Basic weighted average shares outstanding per common share	136,670	135,387	137,129

Basic earnings per common share	$1.00	$0.91	$1.00

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	136,670	135,387	137,129
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,779	1,494	1,033

Diluted weighted average shares outstanding per common share	138,449	136,881	138,162

Diluted earnings per common share	$0.98	$0.90	$0.99

The following shares were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (amounts in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Shares excluded from the diluted earnings per share computation	—	—	1,693

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 29, 2012 and December 31, 2011:

	As of
	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Current benefit liability	$1,288	$1,335
Noncurrent benefit liability	$159,158	$155,263
Accumulated other comprehensive loss, net of tax	$110,568	$97,139

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a qualified defined benefit plan and two non-qualified benefit plans. The purchase accounting liabilities were developed for these plans as of the acquisition date and the 2011 net periodic cost was measured for each plan for the portion of the fiscal year subsequent to the acquisition. The total unfunded liability at acquisition for these plans was $29.0 million. One of the Tasty nonqualified defined benefit plans was terminated and all benefit obligations of the plan were settled effective December 31, 2011. Settlement costs of $0.2 million were recognized during 2011 due to the plan termination. The Tasty defined benefit plan merged into the Flowers Plan No. 1 as of December 31, 2012.

The Company used a measurement date of December 31, 2012 for the defined benefit and postretirement benefit plans described below.

Defined Benefit Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plans are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2012 and December 31, 2011, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $1.7 million for fiscal 2013.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Service cost	$610	$478	$388
Interest cost	21,670	20,923	18,666
Expected return on plan assets	(26,301)	(24,712)	(20,663)
Settlement loss	—	172	—
Amortization of actuarial loss	5,085	2,725	2,177

Net periodic pension cost (income)	1,064	(414)	568

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	28,857	67,015	11,924
Settlement loss	—	(172)	—
Amortization of actuarial loss	(5,085)	(2,725)	(2,177)

Total recognized in other comprehensive loss	23,772	64,118	9,747

Total recognized in net periodic benefit cost and other comprehensive loss	$24,836	$63,704	$10,315

Actual return on plan assets for fiscal years 2012, 2011 and 2010 was $41.9 million, $0.1 million and $27.0 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $6.2 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2013 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$472,793	$341,073
Service cost	610	478
Interest cost	21,670	20,923
Actuarial loss	44,447	42,370
Acquisitions	—	89,638
Settlements	—	(768)
Benefits paid	(24,884)	(20,921)

Benefit obligation at end of year	$514,636	$472,793

Change in plan assets:
Fair value of plan assets at beginning of year	$330,085	$277,800
Actual return on plan assets	41,891	67
Employer contribution	18,579	13,314
Acquisitions	—	60,593
Settlements	—	(768)
Benefits paid	(24,884)	(20,921)

Fair value of plan assets at end of year	$365,671	$330,085

Funded status, end of year:
Fair value of plan assets	$365,671	$330,085
Benefit obligations	514,636	472,793

Funded status and amount recognized at end of year	$(148,965)	$(142,708)

Amounts recognized in the balance sheet:
Current liability	(421)	(428)
Noncurrent liability	(148,544)	(142,280)

Amount recognized at end of year	$(148,965)	$(142,708)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$184,528	$160,756

Accumulated benefit obligation at end of year	$513,396	$471,673

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 29, 2012 were $514.6 million, $513.4 million and $365.7 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $472.8 million, $471.7 million, and $330.1 million, respectively, at December 31, 2011.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2012	Fiscal 2011		Fiscal 2010
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2012	12/31/2011		12/31/2010
Discount rate	4.00%	4.70%		5.48%
Rate of compensation increase	4.00%	4.00%		3.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	1/1/2012	1/1/2011		1/1/2010
Discount rate	4.70%	5.38	%(1)	5.98%
Expected return on plan assets	8.00%	8.00%		8.00%
Rate of compensation increase	4.00%	3.50%		3.50%

(1)	The Tasty pension plans were acquired May 20, 2011. The weighted average discount rate used to determine net (income) cost for these plans was 4.98%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2012, as compared with the average annual return on the plan assets over the last 15 years of approximately 7.7% (net of expenses).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2012 and December 31, 2011, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2012
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$18,614	$—	$18,614
Equity securities:
U.S. companies	72,414	—	—	72,414
International companies	1,532	—	—	1,532
Domestic equity funds(h)	71,589	—	—	71,589
International equity funds(a)(h)	—	57,428	—	57,428
Fixed income securities:
Domestic mutual funds(b)(h)	22,564	—	—	22,564
Private equity funds(c)	—	24,288	—	24,288
Real estate(d)	—	—	11,564	11,564
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,534	9,534
Hedged equity funds(f)	—	—	34,646	34,646
Absolute return funds(c)	—	—	41,936	41,936
Other assets and (liabilities)(g)	—	—	(534)	(534)
Accrued income(g)	—	—	96	96

Total	$168,099	$100,330	$97,242	$365,671

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair value of Pension Plan Assets as of December 31, 2011
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$21,755	$—	$—	$21,755
Equity securities:
U.S. companies	94,155	—	—	94,155
International companies	1,489	—	—	1,489
	22,557	—	—	22,557
International equity funds(a)	9,631	29,539	—	39,170
Fixed income securities:
Domestic mutual funds(b)	39,473	—	—	39,473
Private equity funds(c)	—	12,721	—	12,721
Real estate(d)	—	—	10,381	10,381
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,413	9,413
Hedged equity funds(f)	—	—	39,099	39,099
Absolute return funds(c)	—	—	39,997	39,997
Other assets and liabilities(g)	—	—	(322)	(322)
Accrued income(g)	—	—	197	197

Total	$189,060	$42,260	$98,765	$330,085

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This class invests primarily in U.S. government issued securities.

(c)	This class invests primarily in absolute return strategy funds.

(d)	This class includes funds that invest primarily in U.S. commercial real estate.

(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This class invests primarily in hedged equity funds.

(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

(h)	There is a pending sale for an asset in this classification.

The following table provides information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2012 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other assets and liabilities and accrued income	Totals
Balance at December 31, 2011	$10,381	$9,413	$39,099	$39,997	$(125)	$98,765
Actual return on plan assets:
Total gains or losses (realized and unrealized)	834	—	1,559	2,336	—	4,722
Purchases	—	468	0	14,000	—	14,468
Issues	461	—	—	11	—	472
Sales	(112)	(347)	(6,012)	(14,408)	—	(20,872)
Settlements	—	—	—	—	(313)	(313)
Transfers out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2012	$11,564	$9,534	$34,646	$41,936	$(438)	$97,242

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2012 and December 31, 2011, and target asset allocations for fiscal 2013 are as follows:

		Percentage of Plan Assets at the Measurement Date
Asset Category	Target Allocation 2013
		2012	2011
Equity securities	40-60%	55.5	47.7
Fixed income securities	10-40%	12.8	15.8
Real estate	0-25%	3.2	3.1
Other diversifying strategies(1)	0-40%	23.6	26.8
Short term investments and cash	0-25%	4.9	6.6

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,020,242 shares of the company’s common stock in the amount of $47.0 million and $38.3 million (12.9% and 11.6% of total plan assets) as of December 31, 2012 and December 31, 2011, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions are as follows:

Year	Required	Discretionary
	(Amounts in thousands)
2010	$461	$448
2011	$7,983	$5,331
2012	$9,430	$9,149

All contributions are made in cash. The required contributions made during fiscal 2012 include $9.0 million to qualified plans and $0.4 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $9.1 million made to qualified plans during fiscal 2012 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During 2013, the company expects to contribute $15.7 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company elected to use asset smoothing beginning with the 2009 plan year. As a result, contributions may be deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The effective date of the final regulations is for plan years beginning on or after January 1, 2010. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The company elected to use the interest rate stabilization provisions of MAP-21 beginning with the 2012 plan year. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations, as amended by MAP-21.

Benefit Payments

The following are benefits paid under the plans during fiscal years 2012, 2011 and 2010 and expected to be paid from fiscal 2013 through fiscal 2022. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets.

Pension Benefits
(Amounts in thousands)
2010	$16,294
2011	$20,921
2012	$24,884
Estimated Future Payments:
2013	$25,359
2014	$25,713
2015	$26,064
2016	$26,616
2017	$27,013
2018 – 2022	$142,855

Postretirement Benefit Plans

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

Eligible retirees dental coverage is only available under COBRA. Medical coverage is available beginning with fiscal 2012 either through COBRA or the retiree-only medical plan. The plan incorporates employee contributions at COBRA premium levels. Eligibility for the retiree-only medical plan is based on age and length of service and vesting in a Flowers retirement plan. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was enacted. The MMA established a voluntary prescription drug benefit under Medicare, known as

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. If the retiree is covered under COBRA, coverage terminates at age 65 when the retiree is eligible for Medicare. There is no age 65 limitation for the retiree-only medical plan. The retiree can continue coverage after age 65 at which time Medicare is primary coverage and our plan is secondary coverage. This group does not have filings for the Medicare Part D subsidy.

On August 4, 2008 the company assumed sponsorship of a medical, dental, and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust. The ButterKrust plan provides coverage to a limited group. Eligibility for benefits is based on the attainment of certain age and service requirements. Additionally, non-union employees hired after March 1, 2004 are not eligible. Union employees who meet the medical eligibility requirements are also eligible for life insurance benefits. Medical premium levels for retirees and spouses vary by group. The company has determined that the prescription drug benefit provided to some participants in the ButterKrust plan are at least actuarially equivalent to Medicare Part D for certain non-union and all union participants. Other participants in the plan are not eligible for prescription drug benefits. This group does file for the Medicare Part D subsidy.

As a result of union negotiations in October 2009, eligibility for the ButterKrust plan was only extended through October 26, 2012 for union employees. Only eligible union employees who retired prior to October 26, 2012 can receive benefits under the ButterKrust plan. In addition, certain medical plan provisions were changed in the ButterKrust plan and measured at year-end 2009. During 2010, minimal mid-year accounting adjustments were made to the postretirement benefit plans to reflect clarification of the provisions of the October 2009 negotiations.

The net periodic benefit cost for the company’s postretirement benefit plans includes the following components for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Service cost	$458	$426	$632
Interest cost	605	687	875
Amortization:
Prior service cost	(257)	(257)	(174)
Actuarial gain	(299)	(48)	(59)

Total net periodic benefit cost	507	808	1,274

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(2,492)	(158)	(2,055)
Mid-year accounting adjustment prior service (credit)	—	—	(109)
Amortization of actuarial gain	299	48	59
Amortization of prior service (cost) credit	257	257	174

Total recognized in other comprehensive (loss) income	(1,936)	147	(1,931)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1,429)	$955	$(657)

*	Includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $(1.1) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2013 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,889	$13,824
Service cost	458	426
Interest cost	605	687
Participant contributions	356	402
Actuarial loss (gain)	(2,513)	(195)
Benefits paid	(1,366)	(1,321)
Less federal subsidy on benefits paid	52	66

Benefit obligation at end of year	$11,481	$13,889

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,010	919
Participant contributions	356	402
Benefits paid	(1,366)	(1,321)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	11,481	13,889

Funded status and amount recognized at end of year	$(11,481)	$(13,889)

Amounts recognized in the balance sheet:
Current liability	$(867)	$(907)
Noncurrent liability	(10,614)	(12,982)

Amount recognized at end of year	$(11,481)	$(13,889)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (gain) loss before taxes	$(4,173)	$(1,980)
Prior service (credit) cost before taxes	(570)	(828)

Amounts recognized in accumulated other comprehensive (loss) income	$(4,743)	$(2,808)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2012	12/31/2011	12/31/2010
Discount rate	3.34%	4.35%	5.00%
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%	8.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2019	2019	2017
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2012	1/1/2011	1/1/2010
Discount rate	4.35%	5.00%	5.75%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.50%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2019	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2012, 2011 and 2010:

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Effect on total of service and interest cost	$(100)	$(98)	$(150)	$115	$124	$171
Effect on postretirement benefit obligation	$(667)	$(915)	$(867)	$744	$1,022	$955

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2010	$635
2011	$853
2012	$958
2013 (Expected)	$867

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.9 million expected funding for postretirement benefit plans during 2013, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.4 million and $0.4 million for fiscal years 2012, 2011 and 2010, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Payments

The following are benefits paid by the company during fiscal years 2012, 2011 and 2010 and expected to be paid from fiscal 2013 through fiscal 2022. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross Contribution	MMA Subsidy (Income)
2010	$693	$(58)
2011	$919	$(66)
2012	$1,010	$(52)
Estimated Future Payments:
2013	$919	$(52)
2014	$988	$(54)
2015	$1,018	$(56)
2016	$1,031	$(59)
2017	$1,048	$(60)
2018 – 2022	$4,684	$(264)

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

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.7 million for fiscal 2012, $4.2 million for fiscal 2011 and $3.1 million for fiscal 2010. The company recorded an expense and a liability in fiscal 2011 of $2.5 million for a complete withdrawal which was paid on February 2, 2012. There were no partial or full withdrawals during fiscal 2012 which led to lower expense during fiscal 2012 compared to fiscal 2011.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2012, 2011, and 2010. There are no contractually required minimum contributions to the plans as of December 29, 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s participation in these multiemployer plans for fiscal 2012 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2012 and 2011, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

Pension Fund	EIN		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions (Amounts in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		Pension Plan No.	2012	2011		2012 ($)	2011 ($)	2010 ($)
IAM National Pension Fund	51-6031295	002	Green	Green	No	101	100	104	No	5/1/2016
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Green	Green	No	115	121	123	No	8/10/2017
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	283	291	318	No	2/4/2017
BC&T International Pension Fund	52-6118572	001	Red	Green	Yes	797	673	713	Yes	10/31/2015

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2012, 2011 and 2010, the total cost and employer contributions were $20.3 million, $18.2 million and $17.2 million, respectively.

The company acquired Tasty on May 20, 2011, at which time we assumed sponsorship of a 401(k) savings plan. No employer contributions were made to the Tasty 401(k) savings plan during fiscal 2011 or fiscal 2012, subsequent to the acquisition. This plan merged into the Flowers Foods 401(k) Retirement Savings Plan on January 1, 2013.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Current Taxes:
Federal	$54,599	$60,129	$60,472
State	6,602	10,109	8,973

	61,201	70,238	69,445

Deferred Taxes:
Federal	9,703	(1,492)	4,372
State	1,747	(208)	(484)

	11,450	(1,700)	3,888

Income tax expense	$72,651	$68,538	$73,333

Fiscal 2012 deferred income tax expense is significantly higher than in the prior years presented. Pension funding, tax amortization of acquired intangibles, and an increase in the amount of federal net operating loss available were significant factors contributing to the increase. On January 2, 2013, tax legislation was enacted that will require the recognition of an immaterial discrete benefit in the first quarter of fiscal 2013. This benefit relates to credits generated in 2012 which cannot be recognized until the period that includes the enactment date of the legislation.

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Tax at U.S. federal income tax rate	$73,070	$67,188	$73,633
State income taxes, net of federal income tax benefit	5,427	6,546	5,795
Section 199 qualifying production activities benefit	(5,407)	(5,645)	(6,019)
Other	(439)	449	(76)

Income tax expense	$72,651	$68,538	$73,333

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Self-insurance	$5,633	$6,183
Compensation and employee benefits	11,612	12,045
Deferred income	6,697	6,519
Loss and credit carryforwards	31,187	36,270
Equity-based compensation	12,198	12,541
Hedging	2,578	9,345
Pension	54,843	53,199
Postretirement benefits	7,805	8,407
Other	13,453	13,338
Deferred tax assets valuation allowance	(4,545)	(4,874)

Deferred tax assets	141,461	152,973

Depreciation	(88,494)	(90,174)
Intangible assets	(60,304)	(59,527)
Other	(2,671)	(2,383)

Deferred tax liabilities	(151,469)	(152,084)

Net deferred tax (liability) asset	$(10,008)	$889

The company has a deferred tax asset of $20.2 million related to a federal net operating loss carryforward which we expect to fully utilize. Additionally, the company and various subsidiaries have a net deferred tax asset of $9.0 million related to state net operating loss carryforwards with expiration dates through fiscal 2024. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $7.3 million and $8.7 million as of December 29, 2012 and December 31, 2011, respectively. This decrease is primarily due to the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $7.3 million (less $1.7 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.7 million and $0.7 million at December 29, 2012 and December 31, 2011, respectively. An insignificant amount of net interest expense was recognized during fiscal 2012 and $0.4 million was recognized during fiscal 2011. Interest expense recognized in 2010 was also insignificant.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. With limited exceptions, the company is no longer subject to federal or state examinations for years prior to 2009.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Unrecognized tax benefit at beginning of fiscal year	$8,709	$4,823	$4,629
Gross increases — tax positions in a current period	331	876	553
Gross increases — acquisitions	—	3,863	—
Lapses of statutes of limitations	(1,736)	(853)	(359)

Unrecognized tax benefit at end of fiscal year	$7,304	$8,709	$4,823

Note 20.	Commitments and Contingencies

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

The company has recorded current liabilities of $19.0 million related to self-insurance reserves at December 29, 2012 and December 31, 2011. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

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

The company’s DSD segment produces fresh and frozen packaged bread, rolls, tortillas, and snack products and the warehouse segment produces frozen bread and rolls and tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Amounts in thousands)
Sales:
DSD	$2,541,135	$2,291,011	$2,096,100
Warehouse	648,889	618,982	613,627
Eliminations:
Sales from Warehouse to DSD	(111,254)	(110,870)	(111,214)
Sales from DSD to Warehouse	(32,279)	(25,767)	(24,744)

	$3,046,491	$2,773,356	$2,573,769

Depreciation and amortization:
DSD	$84,290	$74,378	$65,977
Warehouse	18,267	19,768	18,985
Other(1)	133	492	156

	$102,690	$94,638	$85,118

Income from operations:
DSD	$233,196	$203,248	$194,972
Warehouse	36,230	27,351	47,925
Other(1)	(50,915)	(41,573)	(37,035)

	$218,511	$189,026	$205,862

Net interest (expense) income	$(9,739)	$2,940	$4,518

Income before income taxes	$208,772	$191,966	$210,380

Capital expenditures:
DSD	$52,375	$61,017	$69,252
Warehouse	10,809	14,379	24,693
Other(1)	4,075	3,766	4,459

	$67,259	$79,162	$98,404

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 29, 2012	December 31, 2011
Assets:
DSD	$1,638,826	$1,222,896
Warehouse	245,195	230,711
Other(2)	111,828	100,391

	$1,995,849	$1,553,998

(1)	Represents the company’s corporate head office amounts and acquisition costs.

(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2012, 2011 and 2010 (amounts in thousands):

	Fiscal 2012			Fiscal 2011			Fiscal 2010
	DSD	Warehouse	Total	DSD	Warehouse	Total	DSD	Warehouse	Total
Branded Retail	$1,486,725	$103,739	$1,590,464	$1,326,992	$94,237	$1,421,229	$1,194,568	$110,847	$1,305,415
Store Branded Retail	426,565	117,899	544,464	373,971	125,690	499,661	327,233	105,173	432,406
Non-retail and Other	595,566	315,997	911,563	564,281	288,185	852,466	549,555	286,393	835,948

Total	$2,508,856	$537,635	$3,046,491	$2,265,244	$508,112	$2,773,356	$2,071,356	$502,413	$2,573,769

Note 22.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Sales	2012	$898,206	$681,561	$717,282	$749,442
	2011	$801,825	$642,596	$675,369	$653,566
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2012	$478,978	$365,658	$382,508	$390,666
	2011	$412,258	$341,887	$365,706	$353,350
Net income.	2012	$37,943	$28,380	$31,231	$38,567
	2011	$41,161	$28,210	$31,019	$23,038
Basic net income per share	2012	$0.28	$0.21	$0.23	$0.28
	2011	$0.31	$0.21	$0.23	$0.17
Diluted net income per share	2012	$0.28	$0.21	$0.22	$0.28
	2011	$0.30	$0.21	$0.23	$0.17

Note 23.	Subsequent Events

Dividend.    On February 15, 2013, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock to be paid on March 15, 2013 to shareholders of record on March 1, 2013.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 26, 2012 the company announced that the United States Department of Justice approved an agreement under which the company will acquire certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo S.A.B de C.V. These assets are expected to cost approximately $50.0 million. The company will receive perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California. In addition, we will receive perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The Oklahoma license was completed during fiscal 2012 for an immaterial cost. The California transition is expected to be completed in phases. The California transaction is expected to close on February 23, 2013. On January 29, 2013, Grupo Bimbo filed a motion with the United States District Court for the District of Columbia seeking to suspend the California transaction pending a review by the United States Department of Justice of the company’s proposed acquisition of certain assets and brands of Hostess Brands, Inc. On February 13, 2013, the court denied the motion.

On January 11, 2013, the company announced it signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provides for the purchase by Flowers of the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands; 20 bakeries; and approximately 38 depots for a purchase price of $360.0 million. The other agreement provides for the purchase by the company of the Beefsteak brand for $30.0 million. The transactions are subject to a court-approved bankruptcy process initiated by Hostess. The stalking horse bid was approved on January 25, 2013 and the auction for these assets is scheduled to occur on February 28, 2013. If the company succeeds in its bid for these assets we expect to close the transactions shortly after court approval. These transactions are subject to regulatory clearance. The acquisition of these assets is in line with our long-term growth objectives to reach significantly more of the U.S. population with our fresh breads, buns, and rolls. We expect to finance the transaction through a mix of available cash on hand and debt. There will be significant acquisition costs that will be recorded as they are incurred.