Form 10-Q
period 2013-03-31
FLOWERS FOODS INC
filed 2013-05-16
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 10, 2013
Common Stock, $.01 stated par value	138,232,858

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

•	the loss or financial instability of any significant customer(s);

•	the failure of material acquisition transactions to close;

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology and customer requirements as required;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of our Form 10-K filed on February 20, 2013 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 20, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,246	$13,275

Accounts and notes receivable, net of allowances of $2,411 and $386, respectively	267,472	256,235

Inventories, net:
Raw materials	33,296	32,731
Packaging materials	21,330	18,885
Finished goods	40,310	39,394

	94,936	91,010

Spare parts and supplies	46,164	45,239

Deferred taxes	33,635	29,198

Deposits	18,000	—

Other	30,130	29,494

Total current assets	504,583	464,451

Property, Plant and Equipment, net of accumulated depreciation of $838,703 and $811,161, respectively	720,291	725,836

Notes Receivable	103,379	102,723

Assets Held for Sale — Distributor Routes	63,595	30,116

Contingently refundable consideration	7,600	—

Other Assets	14,951	14,442

Goodwill	270,154	269,897

Other Intangible Assets, net	476,045	388,384

Total assets	$2,160,598	$1,995,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$38,146	$71,996
Accounts payable	152,225	153,956
Other accrued liabilities	141,957	129,006

Total current liabilities	332,328	354,958

Long-Term Debt and Capital Leases	201,386	135,905
4.375% senior notes due 2022	399,141	399,111

Total long-term debt	600,527	535,016

Other Liabilities:
Post-retirement/post-employment obligations	156,095	159,158
Deferred taxes	74,751	39,206
Other	50,673	48,891

Total other liabilities	281,519	247,255

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 152,488,008 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 14,255,150 shares and 14,214,819 shares, respectively	(198,922)	(196,465)
Capital in excess of par value	577,472	571,924
Retained earnings	688,787	597,629
Accumulated other comprehensive loss	(121,312)	(114,667)

Total stockholders’ equity	946,224	858,620

Total liabilities and stockholders’ equity	$2,160,598	$1,995,849

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Sales	$1,130,810	$898,206
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	585,298	478,978
Selling, distribution and administrative expenses	411,439	330,272
Depreciation and amortization	34,189	29,739
Gain on acquisition	(51,320)	—

Income from operations	151,204	59,217
Interest expense	(8,819)	(4,229)
Interest income	4,264	4,205

Income before income taxes	146,649	59,193
Income tax expense	33,374	21,250

Net income	$113,275	$37,943

Net Income Per Common Share:
Basic:
Net income per common share	$0.82	$0.28

Weighted average shares outstanding	138,111	135,496

Diluted:
Net income per common share	$0.81	$0.28

Weighted average shares outstanding	140,610	137,182

Cash dividends paid per common share	$0.160	$0.150

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Net income	$113,275	$37,943

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(49)	(49)
Amortization of actuarial loss included in net income	1,018	906

Pension and postretirement plans, net of tax	969	857
Derivative instruments:
Net change in fair value of derivatives	(8,621)	(7,009)
Loss reclassified to net income	1,007	10,036

Derivative instruments, net of tax	(7,614)	3,027
Other comprehensive (loss) income, net of tax	(6,645)	3,884

Comprehensive income	$106,630	$41,827

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Number of shares issued	Par Value				Number of shares	Cost
Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				113,275				113,275
Derivative instruments, net of tax					(7,614)			(7,614)
Pension and postretirement plans, net of tax					969			969
Exercise of stock options			20			9,000	126	146
Deferred stock issuance			(333)			24,060	333	—
Amortization of share-based payment awards			4,884					4,884
Tax benefits related to share-based payment awards			2,237					2,237
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (note 12)			(874)			63,232	874	—
Stock repurchases						(136,623)	(3,790)	(3,790)
Dividends paid on vested performance-contingent restricted stock awards			(386)					(386)
Dividends paid — $0.160 per common share				(22,117)				(22,117)

Balances at April 20, 2013	152,488,008	$199	$577,472	$688,787	$(121,312)	(14,255,150)	$(198,922)	$946,224

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$113,275	$37,943
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(51,320)	—
Stock-based compensation	6,075	3,064
Loss reclassified from accumulated other comprehensive income to net income	1,095	15,360
Depreciation and amortization	34,189	29,739
Deferred income taxes	(3,140)	573
Provision for inventory obsolescence	398	413
Allowances for accounts receivable	1,998	660
Pension and postretirement plans (income) expense	(628)	483
Other	(1,478)	(500)
Pension contributions	(484)	(12,055)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(12,769)	(15,819)
Inventories, net	(4,324)	(6,038)
Hedging activities, net	(19,209)	(6,483)
Other assets	4,829	14,356
Accounts payable	1,523	296
Other accrued liabilities	16,799	(1,879)

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,829	60,113

CASH FLOWS (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,558)	(14,288)
Proceeds from sale of property, plant and equipment	1,123	470
Repurchase of independent distributor territories	(16,841)	(4,388)
Principal payments from notes receivable	6,336	4,799
Proceeds from sales of distribution territories	7,570	—
Deposit paid for potential acquisition	(18,000)	—
Acquisition of businesses, net of cash acquired	(49,950)	—

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(92,320)	(13,407)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(22,503)	(20,570)
Exercise of stock options	146	233
Excess windfall tax benefit related to share-based payment awards	2,237	60
Payments for debt issuance costs	—	(3,766)
Payments for financing fees	(1,270)	—
Stock repurchases	(3,790)	(1,354)
Change in bank overdraft	(488)	(9,064)
Proceeds from debt borrowings	595,200	731,340
Debt and capital lease obligation payments	(563,070)	(565,221)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,462	131,658

Net increase in cash and cash equivalents	971	178,364
Cash and cash equivalents at beginning of period	13,275	7,783

Cash and cash equivalents at end of period	$14,246	$186,147

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (“the company”) have been prepared by the company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 20, 2013 and April 21, 2012 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2013 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2013 (sixteen weeks), second quarter ending July 13, 2013 (twelve weeks), third quarter ending October 5, 2013 (twelve weeks) and fourth quarter ending December 28, 2013 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (82% of total sales) operates 35 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (18% of total sales) operates 9 bakeries that produce snack cakes and breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 20, 2013 and April 21, 2012. No other customer accounted for 10% or more of the company’s sales.

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
	(Percent of Sales)
DSD	16.9%	17.6%
Warehouse delivery	3.5	3.7

Total	20.4%	21.3%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 20, 2013 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ACQUISITION — On February 25, 2013, the company announced the completion of its acquisition from BBU, Inc., a subsidiary of Grupo Bimbo S.A.B. de C.V. (“BBU”), of (1) the perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. Additional disclosure regarding the acquisition is included in Note 4, Acquisitions.

On January 11, 2013, the company announced it signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provides for the purchase by Flowers of the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and approximately 38 depots for a purchase price of $360.0 million (the “first bid”). The other agreement provides for the purchase by the company of the Beefsteak brand for $30.0 million (the “second bid”). The stalking horse bids were approved on January 25, 2013 and on February 28, 2013, our first bid was declared the highest and best bid for such assets. The second bid was topped by another bidder and we chose not to increase our bid. As a result, that agreement terminated and we have no further obligations under it. The first bid has now moved to regulatory review and we expect the process to be completed during the second half of the year. We also received a break-up fee of $0.9 million during the first quarter of 2013 relating to the topping of the second bid. The company paid $18.0 million as a deposit for the first bid, which will be applied to the purchase price related to the first bid if that acquisition closes, or returned to the company if that acquisition does not close. This amount is recorded in other current assets on the condensed consolidated balance sheet.

2. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013 an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements. This guidance will be effective for our fiscal 2014 which begins on December 29, 2013. Our fiscal 2013 began on December 30, 2012 which was before the effective date of this new guidance.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 20, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(542)	Interest income (expense)
Commodity contracts	(1,095)	Cost of sales, Note 3

Total before tax	$(1,637)	Total before tax
Tax (expense) or benefit	(630)	Tax (expense) or benefit

Total net of tax	$(1,007)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$79	Note 1, below
Actuarial losses	(1,655)	Note 1, below

Total before tax	$(1,576)	Total before tax
Tax (expense) or benefit	(607)	Tax (expense) or benefit

Total net of tax	$(969)	Net of tax

Total reclassifications	$(1,976)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 20, 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(8,621)	—	(8,621)
Reclassified to earnings from accumulated other comprehensive income	1,007	969	1,976

Accumulated other comprehensive loss, April 20, 2013	$(11,714)	$(109,598)	$(121,312)

4. ACQUISITIONS

Sara Lee and Earthgrains acquisition of trademark licenses

On February 23, 2013, the company completed its acquisition from BBU of (1) the perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The acquisition of the Oklahoma license was completed during fiscal 2012 for an immaterial cost. These acquisitions are included in our DSD segment.

The following table summarizes the consideration transferred to acquire these licenses and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$49,950
Contingently refundable consideration (the “holdback”)	(7,600)

Total consideration, net	$42,350

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$6,476
Identifiable intangible asset — distribution rights	27,822
Identifiable intangible asset — trademark	79,500
Identifiable intangible asset — customer relationships	12,000
Deferred income taxes, net	(32,128)

Net recognized amounts of identifiable assets acquired	$93,670

Bargain purchase gain	$51,320

The primary reason for this trademark acquisition was to expand the company’s footprint into the California markets. The trademark is a non-amortizable asset and the customer relationships are being amortized over 12 years. We believe the acquisition resulted in a bargain purchase because the U.S. Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from an arms-length negotiation. The bargain purchase gain is recognized in the line item “Gain on acquisition”. The above purchase price allocation is preliminary.

During negotiations with the divestiture trustee, a holdback provision (the “holdback”) was inserted into the executed agreement. The holdback is an amount of $10.0 million of the cash consideration transferred at closing that will remain in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback is to encourage the company to increase production capacity serving the California market. The first triggering event relates to the co-pack arrangement and the second triggering event relates to the opening of the Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU is required to supply the company with Sara Lee branded product for a period of up to 18 months ending August 17, 2014. If we terminate the co-pack agreement (“co-pack decision”) or reopen the Stockton Bakery (“bakery decision”) potential payments from the holdback amount will be made to us and are determined based on specified dates for those actions. The table below reflects the potential payments under each scenario (amounts in thousands):

	February 23, 2013 – November 20, 2013	November 21, 2013 – February 18, 2014	February 19, 2014 – May 19, 2014	May 20, 2014 – August 17, 2014
Co-pack decision	$10,000	$7,500	$5,000	$—
Bakery decision	$10,000	$10,000	$7,500	$5,000

If we do not make the co-pack decision or the bakery decision by August 17, 2014, any remaining amount of the holdback will be distributed to BBU. The holdback fair value of $7.6 million represents our assessment of the probability that we will terminate the co-pack arrangement and/or open the Stockton bakery. This probability will be assessed at each reporting period and changes in the fair value of the holdback will be recorded through earnings in the period of change. The holdback amount is recorded in other assets on the condensed consolidated balance sheet.

The sales included since acquisition during the sixteen weeks ended April 20, 2013 were $10.7 million. We incurred $1.3 million in acquisition-related costs during the first quarter of 2013 for the Sara Lee and Earthgrains asset purchase. These expenses are included in the selling, distribution and administrative line item in the company’s condensed consolidated statement of income. Subsequent to the acquisition we are developing distribution territories to sell to independent distributors who will serve California. The territory development will take part in several stages over the remainder of fiscal 2013. The distribution rights intangible asset was recharacterized to territories held for sale immediately subsequent to the acquisition as a result of our decision to develop and market these territories. The distributor routes caused the significant increase in the assets held for sale as reported on the condensed consolidated balance sheet.

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

Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets with fresh bakery products sold under the Country Kitchen and Barowsky’s brands. This acquisition provides a DSD platform to accelerate penetration of Nature’s Own and Tastykake brands in the Northeast. The Lepage acquisition has been accounted for as a business combination. The results of Lepage’s operations are included in the company’s consolidated financial statements beginning on July 21, 2012 and are included in the company’s DSD operating segment.

The preliminary aggregate purchase price was $381.9 million as described in the table below. We incurred $7.1 million in acquisition-related costs during fiscal 2012 for Lepage. These expenses are included in the selling, distribution and administrative line item in the company’s consolidated statement of income for the fifty-two weeks ending on December 29, 2012.

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash	$300,000
Cash paid for preliminary tax adjustment	18,426
Net working capital adjustment estimate	121
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$382,097

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,658
Inventories	4,537
Property, plant, and equipment	59,970
Assets held for sale — Distributor routes	16,161
Identifiable intangible assets estimate	256,400
Deferred income taxes, net	(1,137)
Financial liabilities	(15,698)

Net recognized amounts of identifiable assets acquired	$331,891

Goodwill	$50,206

The $18.4 million cash payment for the preliminary tax adjustment is the amount paid to the Lepage equityholders at the closing of the acquisition in connection with certain incremental tax liabilities incurred by those equityholders at the joint election under Section 338(h)(10) of the Internal Revenue Code. There is an additional $2.1 million preliminary tax adjustment (recorded in the financial liabilities figure in the table above) that the company will pay for entity level state taxes. Goodwill increased $0.3 million during the sixteen weeks ended April 20, 2013 for a working capital adjustment.

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

We issued 2,178,648 shares of Flowers common stock to certain equityholders of Lepage with a fair value of $45.9 million. The number of shares issued was calculated by dividing $50.0 million by the average closing price of Flowers common stock for the twenty consecutive trading day period ending five trading days prior to the closing. The shares issued to the equityholders were separated into five categories with each category having a different holding period requirement. As a result, each holding period had a fair value assignment based on an implied fair value which was determined using the Black-Scholes call option formula for an option expiring on each restriction lapse date. The estimated exercise price is equal to the stock price on the last trading day before the closing on July 21, 2012 of $20.48. The table below outlines the determination of fair value and provides the assumptions used in the calculation:

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

The primary reasons for the acquisition are to expand the company’s footprint into the northeastern United States, to distribute Country Kitchen and Barowsky’s products throughout our distribution network and to distribute Nature’s Own and Tastykake products throughout the Lepage territories. In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $50.2 million is allocated to the DSD segment. Approximately $10.2 million of goodwill is deductible for income tax purposes.

The fair value of trade receivables is $7.4 million. The gross amount of the receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lepage occurred at the beginning of fiscal 2012 (amounts in thousands, except per share data). Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that it is immaterial.

For the Sixteen Weeks Ended April 21, 2012
Sales:
As reported	$898,206
Pro forma	$948,382
Net income:
As reported	$37,943
Pro forma	$38,438
Basic net income per common share:
As reported	$0.28
Pro forma	$0.28
Diluted net income per common share:
As reported	$0.28
Pro forma	$0.28

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisition with our credit facility. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLES

Goodwill activity for the sixteen weeks ended April 20, 2013 and the balances as of April 20, 2013 are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of December 29, 2012	$262,796	$7,101	$269,897
Increase in goodwill related to acquisitions (Note 4)	257	—	257

Balance as of April 20, 2013	$263,053	$7,101	$270,154

As of April 20, 2013 and December 29, 2012, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 20, 2013			December 29, 2012
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$9,998	$61,729	$71,727	$9,243	$62,484
Customer relationships	169,921	26,658	143,263	157,921	24,275	133,646
Non-compete agreements	4,274	2,335	1,939	4,274	1,719	2,555
Distributor relationships	4,123	1,009	3,114	4,123	924	3,199
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$41,050	$210,045	$239,095	$37,211	$201,884

There are $266.0 million and $186.5 million of indefinite life intangible assets at April 20, 2013 and December 29, 2012, respectively. These are not being amortized and are separately identified from goodwill. The distribution rights intangible asset acquired in the Sara Lee California transaction was recorded to assets held for sale immediately subsequent to acquisition because we made the decision to disaggregate our distribution rights in California to the independent distributor model we use to deliver our products.

Aggregate amortization expense for the sixteen weeks ending April 20, 2013 and April 21, 2012 were $3.4 million and $2.5 million, respectively.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2013	$7,888
2014	$11,238
2015	$11,045
2016	$10,671
2017	$10,251

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 2,900 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest based on Treasury or LIBOR yields plus a spread.

At April 20, 2013 and December 29, 2012, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	April 20, 2013	December 29, 2012
Distributor notes receivable	$119,604	$118,481
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	16,225	15,758

Long-term portion of distributor notes receivable	$103,379	$102,723

At April 20, 2013 and December 29, 2012, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

During the sixteen weeks ending April 20, 2013 and April 21, 2012, $4.3 million and $4.2 million, respectively, was recorded as interest income relating to the distributor notes.

The fair value of the company’s variable rate debt at April 20, 2013 approximates the recorded value. The fair value of the company’s ten-year 4.375% Senior Notes (the “notes”) issued on April 3, 2012 is approximately $413.7 million while the carrying value is $399.1 million, as discussed in Note 8, Debt and Other Obligations, on April 20, 2013. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

For fair value disclosure information about our derivative assets and liabilities see Note 7, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 13, Postretirement Plans.

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

Level 1: Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets

Level 2: Modeled fair value with model inputs that are all observable market values

Level 3: Modeled fair value with at least one model input that is not an observable market value

COMMODITY PRICE RISK

The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input to production. In addition, we utilize an immaterial amount of weather derivatives that are not classified as cash-flow hedges.

As of April 20, 2013, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(6.8) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$1.0	$—	$1.0
Other long-term	—	0.1	—	0.1

Total	—	1.1	—	1.1

Liabilities:
Other current	(7.9)	—	—	(7.9)
Other long-term	—	—	—	—

Total	(7.9)	—	—	(7.9)

Net Fair Value	$(7.9)	$1.1	$—	$(6.8)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at April 20, 2013 and December 29, 2012 qualified for hedge accounting, except for certain immaterial weather derivatives.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the notes were priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and is being amortized to interest expense over the term of the notes.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. The current notional amount for the swaps of this amortizing loan is $33.8 million.

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

As of April 20, 2013, the fair value of the interest rate swaps was $(0.3) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(0.3)	$—	$(0.3)

Total	—	(0.3)	—	(0.3)

Net Fair Value	$—	$(0.3)	$—	$(0.3)

During the sixteen weeks ended April 20, 2013, interest expense of $0.5 million was recognized due to periodic settlements of the swap agreements.

The company has the following derivative instruments located on the consolidated balance sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 20, 2013		December 29, 2012		April 20, 2013		December 29, 2012
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$331	Other current liabilities	$867
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	—
Commodity contracts	Other current assets	1,015	Other current assets	—	Other current liabilities	7,886	Other current liabilities	3.047
Commodity contracts	Other long term assets	64	Other long term assets	9	Other long term liabilities	39	Other long term liabilities	146

Total		$1,079		$9		$8,256		$4,060

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (“OCI”) and the condensed consolidated income statement (amounts in thousands and net of tax):

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)
	For the sixteen weeks ended			For the sixteen weeks ended
	April 20, 2013	April 21, 2012		April 20, 2013	April 21, 2012
Interest rate contracts	$(296)	$(1,548)	Interest expense	$(334)	$(590)
Commodity contracts	(8,325)	(5,461)	Production costs(1)	(673)	(9,446)

Total	$(8,621)	$(7,009)		$(1,007)	$(10,036)

(1)	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

Derivatives in Cash Flow Hedge Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) For the sixteen weeks ended
		April 20, 2013	April 21, 2012
Interest rate contracts	Selling, marketing and administrative expenses	$—	$(627)
Commodity contracts	Selling, marketing and administrative expenses	—	—

Total		$—	$(627)

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire in the next four years are as follows (amounts in millions and net of tax) at April 20, 2013:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$5.9	$1.3	$7.2
Expiring in 2013	4.2	0.2	4.4
Expiring in 2014	—	—	—
Expiring in 2015	—	—	—
Expiring in 2016	0.1	—	0.1

Total	$10.2	$1.5	$11.7

As of April 20, 2013, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedge Relationships	Notional amount (millions)
Interest rate contracts	$33.8
Wheat contracts	133.8
Soybean oil contracts	23.2
Natural gas contracts	18.7

Total	$209.5

The company’s derivative instruments contain no credit-risk-related contingent features at April 20, 2013. As of April 20, 2013 and December 29, 2012, the company had $17.8 million and $9.0 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at April 20, 2013 and December 29, 2012 (amounts in thousands):

	April 21, 2012	December 29,2012
Unsecured credit facility	$176,700	$110,500
Unsecured term loan	33,750	67,500
4.375% Senior notes due 2022	399,141	399,111
Capital lease obligations	9,812	10,627
Other notes payable	19,270	19,274

	638,673	607,012
Less current maturities of long-term debt	38,146	71,996

Total long-term debt	$600,527	$535,016

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of April 20, 2013 and December 29, 2012, the bank overdraft balance was $16.4 million and $16.8 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.6 million and $15.8 million at April 20, 2013 and December 29, 2012, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Senior Notes, Credit Facility, and Term Loan

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of certain brands and assets of Hostess and pay acquisition-related costs and expenses. The company expects to draw the funds at the completion of the Hostess asset purchase.

The new term loan will amortize in quarterly installments based on the annual percentages in the table below. The first payment is due and payable on the last business day of the first calendar quarter ending after the borrowing date, quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.

Anniversary Year	Percent of Principal Due
1	5%
2	10%
3	10%
4	35%
5	40%

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.3 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments will commence on May 1, 2013 and continue to the earlier of the borrowing date or until the commitment is terminated. The commitment fee is payable on the last day of each calendar quarter occurring after May 1, 2013 and before the borrowing date, with the final payment due on the borrowing date. The commitment terminates on September 30, 2013. The new term loan is also subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes. On April 3, 2012, the company issued $400 million of the notes. The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of April 20, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 20, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.025% to 1.025% for base rate loans and from 1.025% to 2.025% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.6 million in connection with the November 16, 2012 amendment of the credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the credit facility.

There were $176.7 million and $110.5 million in outstanding borrowings under the credit facility at April 20, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $87.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the sixteen weeks ended April 20, 2013 the company borrowed $595.2 million in revolving borrowings under the credit facility and repaid $529.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.6 million for letters of credit. On April 20, 2013, the company had $307.7 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended term loan and meet the financial requirements until the maturity date. As of April 20, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of April 20, 2013 and December 29, 2012, the amounts outstanding under the amended term loan were $33.8 million and $67.5 million, respectively.

Interest on the amended term loan is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. The company paid additional financing costs of $0.1 million in connection with a prior amendment of the amended term loan on May 20, 2011, which, in addition to the remaining balance of the original $0.8 million in financing costs, is being amortized over the remaining life of the term loan.

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 20, 2013 and December 29, 2012, there was $9.3 million and $10.0 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The company uses independent distributors (“IDs”) to distribute our products in the DSD segment. Certain of these IDs are organized as incorporated entities and meet the qualification as VIEs. The IDs qualify as VIEs primarily because the company finances the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserts that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods is seeking actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. Flowers Foods sought summary judgment for its claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit. The asset purchase agreements that Flowers Foods entered into with Hostess on January 11, 2013, discussed in Note 1, Basis of Presentation, include the transfer of the ownership of the Nature’s Pride brand to Flowers Foods and a settlement and release agreement among the parties. In the event that the transaction is not ultimately approved or is otherwise terminated, Flowers Foods’ rights with respect to the current litigation will be preserved.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental regulations affecting the company and its properties.

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 20, 2013 and April 21, 2012 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Net income	$113,275	$37,943

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	138,111	135,496

Basic earnings per common share	$0.82	$0.28

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	138,111	135,496
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock, and deferred stock	2,499	1,686

Diluted weighted average shares outstanding for common stock	140,610	137,182

Diluted earnings per common share	$0.81	$0.28

There were no anti-dilutive shares outstanding at April 20, 2013 or April 21, 2012.

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

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	2/10/2011
Shares granted	2,142
Exercise price($)	16.31
Vesting date	2/10/2014
Fair value per share($)	3.47
Dividend yield(%)(1)	3.00
Expected volatility(%)(2)	29.20
Risk-free interest rate(%)(3)	2.44
Expected option life (years)(4)	5.00
Outstanding at April 20, 2013	2,095

(1)	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
(2)	Expected volatility — based on historical volatility over the expected term using daily stock prices.
(3)	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
(4)	Expected option life —The 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for the sixteen weeks ended April 20, 2013 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	6,360	$16.08
Granted	—	$—
Exercised	(9)	$16.20
Forfeited	(9)	$16.48

Outstanding at April 20, 2013	6,342	$16.08	3.44	$102,377

Exercisable at April 20, 2013	4,253	$15.96	2.76	$69,071

As of April 20, 2013, there was $1.3 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 0.8 years.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 20, 2013 and April 21, 2012 were as follows (amounts in thousands):

	April 20, 2013	April 21, 2012
Cash received from option exercises	$146	$233
Cash tax windfall, net	$29	$23
Intrinsic value of stock options exercised	$109	$124

Generally, if the employee dies, becomes disabled or retires at normal retirement age (age 65 or later), the nonqualified stock options immediately vest and must be exercised within two years. In addition, nonqualified stock options will vest if the company undergoes a change in control.

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that on that date, the vesting conditions are satisfied. As a result of the delay in the grant of the 2012 awards the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date, the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) total stockholder return from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ total stockholder return. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	1/1/13	7/16/2012
Shares granted	276.1	137.5
Vesting date	3/1/2015	2/28/2014
Fair value per share	$25.83	$23.18

As of April 20, 2013, there was $7.7 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.6 years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year. These grants normally vest in two years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that on that date, the vesting conditions are satisfied. As a result of the delay in the grant of the 2012 awards the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit by the invested capital. Generally, the performance condition requires the company’s “return on invested capital” (“ROIC”) to exceed its weighted average “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal year performance period. The 2012 award is a 17 month performance period and the 2013 award is a two year performance period. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of target; or

•	ROIC above WACC by 4.75% pays 125% of target.

The ROIC shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC shares will immediately vest at the target level. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For the quarter ended April 20, 2013, we expensed the 2012 awards assuming 125% attainment of the ROI Target and the 2013 awards assuming 100% attainment of the ROI Target.

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	1/1/13	7/16/2012
Shares granted	276.1	137.5
Vesting date	3/1/2015	2/28/2014
Fair value per share	$23.27	$21.56

As of April 20, 2013, there was $7.3 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.6 years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year. These grants normally vest in two years.

Performance-Contingent Restricted Stock

Prior to 2012 certain key employees were granted performance-contingent restricted stock. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K) and the performance condition requires the company’s “return on invested capital” to exceed its weighted average “cost of capital” by 3.75% (the “ROI Target”) over the two fiscal years immediately preceding the vesting date. If the ROI Target is not met the awards are forfeited. If the ROI Target is satisfied, then the performance-contingent restricted stock grant may be adjusted based on the company’s total return to shareholders (“Company TSR”) percent rank as compared to the total return to shareholders of the S&P Packaged Food & Meat Index (“S&P TSR”) in the manner set forth below:

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2011, during the sixteen weeks ended April 20, 2013, an additional 63,233 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount. At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.1 million.

The company’s performance-contingent restricted stock activity during the quarter ended April 20, 2013, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2012	592	$18.92
Initial grant	552	$24.55
Grant increase for exceeding the S&P TSR	63	$15.93
Vested	(381)	$15.93
Forfeited	(2)	$23.44

Nonvested at April 20, 2013	824	$23.83

As of April 20, 2013, there was $15.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.61 years. The total intrinsic value of shares vested during the period ended April 20, 2013 was $10.6 million.

Deferred Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2013, an aggregate of 24,100 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the sixteen weeks ending April 20, 2013, a total of 24,060 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2012, non-employee directors were granted an aggregate of 47,800 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the sixteen weeks ending April 20, 2013, there were no deferred shares awards exercised for annual grant awards.

The deferred stock activity for the sixteen weeks ended April 20, 2013 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 29, 2012	252	$17.24
Deferred stock issued	24	$21.60
Deferred stock exercised	(24)	$16.22

Balance at April 20, 2013	252	$17.76	0.24	$8,121

Outstanding vested at April 20, 2013	160	$15.98		$5,167

Outstanding unvested at April 20, 2013	92	$20.86	0.66	$2,954

Shares vesting during the quarter ended April 20, 2013	24	$16.22		$776

As of April 20, 2013, there was $0.7 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at April 20, 2013 and December 29, 2012 was $2.9 million and $1.7 million, respectively, and is recorded in other long-term liabilities.

The fair value of the rights at April 20, 2013 ranged from $19.33 to $24.60. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 20, 2013: dividend yield 2.7%; expected volatility 28.0%; risk-free interest rate 0.24% and expected life of 0.35 years to 1.55 years.

The rights activity for the sixteen weeks ended April 20, 2013 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	130	$10.52
Rights exercised	—	—
Rights forfeited	—	—

Outstanding at April 20, 2013	130	$10.52	1.82	$2,899

The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 20, 2013 and April 21, 2012 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Stock options	$636	$1,202
Performance-contingent restricted stock awards	3,794	1,005
Deferred stock	454	433
Stock appreciation rights	1,191	424

Total stock based compensation	$6,075	$3,064

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 20, 2013 as compared to accounts at December 29, 2012 (amounts in thousands):

	April 20, 2013	December 29, 2012
Current benefit liability	$1,288	$1,288
Noncurrent benefit liability	$156,095	$159,158
Accumulated other comprehensive loss, net of tax	$109,598	$110,567

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 20, 2013, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 20, 2013 the company contributed $0.5 million to company pension plans. We expect to contribute an additional $15.2 million during the remainder of fiscal 2013.

The net periodic pension (benefit) cost, recognized in selling, distribution and administrative expenses, for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Service cost	$218	$188
Interest cost	6,181	6,668
Expected return on plan assets	(8,825)	(8,094)
Amortization of net loss	1,901	1,565

Total net periodic (benefit) cost	$(525)	$327

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

The net periodic postretirement benefit (income) cost, recognized in selling, distribution and administrative expenses, for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Service cost	$105	$141
Interest cost	117	186
Amortization of net (gain) loss	(246)	(92)
Amortization of prior service (credit) cost	(79)	(79)

Total net periodic benefit (income) cost	$(103)	$156

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 20, 2013 and April 21, 2012, the total cost and employer contributions were $7.5 million and $6.5 million, respectively.

The company acquired Lepage in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon completion of a detailed review of prior plan operations and administration.

14. INCOME TAXES

The company’s effective tax rate for the first quarter of fiscal 2013 was 22.8%, significantly lower than the rate of 35.9% for the first quarter of 2012. The decrease in the current quarter’s rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 12%. The other primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. Tax legislation adopted in January of 2013 had an immaterial impact on the rate.

During the first quarter of fiscal 2013, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
SALES:
DSD	$945,185	$745,703
Warehouse delivery	251,220	195,949
Eliminations: Sales from warehouse delivery to DSD	(42,814)	(35,041)
Sales from DSD to warehouse delivery	(22,781)	(8,405)

	$1,130,810	$898,206

DEPRECIATION AND AMORTIZATION:
DSD	$28,695	$23,820
Warehouse delivery	5,315	5,926
Other(1)	179	(7)

	$34,189	$29,739

INCOME (LOSS) FROM OPERATIONS:
DSD	$152,488	$63,822
Warehouse delivery	18,660	9,594
Other(1)	(19,944)	(14,199)

	$151,204	$59,217

NET INTEREST EXPENSE	$(4,555)	$(24)

INCOME BEFORE INCOME TAXES	$146,649	$59,193

The assets by segment as of April 20, 2013 and December 31, 2012 were as follows (amounts in thousands):

	As of
	April 20, 2013	December 29, 2012
Assets:
DSD segment	$1,795,081	$1,638,826
Warehouse segment	241,535	245,195
Other(2)	123,982	111,828

	$2,160,598	$1,995,849

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Sixteen Weeks Ended April 20, 2013			For the Sixteen Weeks Ended April 21, 2012
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$565,206	$46,591	$611,797	$434,603	$30,202	$464,805
Store Branded Retail	143,352	48,641	191,993	117,798	37,997	155,795
Non-retail and Other	213,846	113,174	327,020	184,897	92,709	277,606

Total	$922,404	$208,406	$1,130,810	$737,298	$160,908	$898,206

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 20, 2013, the date of these financial statements. We believe there were no events or transactions discovered during this evaluation period that require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 20, 2013 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•

Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the two comparative quarters presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events during the sixteen weeks ended April 20, 2013 that will provide additional context while reading this discussion. These events include:

•

Sara Lee and Earthgrains asset purchases — On October 26, 2012 the company announced that the United States Department of Justice (the “DOJ”) approved an agreement under which the company will acquire certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”). The cash used to acquire these assets was approximately $50.0 million. The company received (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. The California acquisition closed on February 23, 2013. We financed this transaction with cash on hand and available holdings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $51.3 million after tax.

During negotiations with the divestiture trustee, a holdback provision (the “holdback”) was inserted into the executed agreement. The holdback is an amount of $10.0 million of the cash consideration transferred at closing that will remain in escrow based on the possible occurrence of one of two triggering events. The purpose of the holdback is to encourage the company to increase production capacity serving the California market. The first triggering event relates to the co-pack arrangement and the second triggering event relates to the opening of the Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU is required to supply the company with Sara Lee branded product for a period of up to 18 months ending August 17, 2014. If we terminate the co-pack agreement (“co-pack decision”) or reopen the Stockton Bakery (“bakery decision”) potential payments from the holdback amount will be made to us and are determined based on specified dates for those actions. The table below reflects the potential payments under each scenario (amounts in thousands):

	February 23, 2013 – November 20, 2013	November 21, 2013 – February 18, 2014	February 19, 2014 – May 19, 2014	May 20, 2014 – August 17, 2014
Co-pack decision	$10,000	$7,500	$5,000	$—
Bakery decision	$10,000	$10,000	$7,500	$5,000

If we do not make the co-pack decision or the bakery decision by August 17, 2014, any remaining amount of the holdback will be distributed to BBU. The holdback fair value of $7.6 million, set forth in our consolidated financial statements, represents our assessment of the probability that we will terminate the co-pack arrangement and/or open the Stockton bakery. This probability will be assessed at each reporting period and changes in the fair value of the holdback will be recorded through earnings in the period of change. The holdback amount is recorded in other assets on the condensed consolidated balance sheet.

•

Hostess asset purchases — As a result of the liquidation of Hostess Brands, Inc. (“Hostess”) discussed below, on January 11, 2013, the company announced it signed two asset purchase agreements with Hostess, as the “stalking horse bidder” for certain Hostess assets. One of the agreements provides for the purchase by Flowers of the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and approximately 38 depots for a purchase price of $360.0 million (the “first bid”). The other agreement provides for the purchase by the company of the Beefsteak brand for $30.0 million (the “second bid”). The stalking horse bids were approved on January 25, 2013 and on February 28, 2013, the first bid was declared the highest and best bid for such assets, eliminating the need for the scheduled competitive auction. The first bid has now moved to regulatory review and we expect the process to be completed during the second half of the year. The second bid was topped by another bidder and we chose not to increase our bid. As a result, that agreement terminated and we have no further obligations under it. We received a break-up fee of $0.9 million during the first quarter of 2013 relating to the topping of the second bid. The company paid $18.0 million as a deposit for the first bid transaction, which will be applied to the purchase price related to the first bid if the acquisition closes or returned to the company if that acquisition does not close.

•

New term loan — On April 5, 2013, we announced that we entered into a senior unsecured delayed-drawn term loan facility (“new term loan”) with a commitment of up to $300.0 million to help finance the pending acquisition of certain brands and assets of Hostess, and to pay certain acquisition-related costs and expenses. There were $1.3 million in financing fees associated with this new term loan. The company expects to draw the funds at the completion of the Hostess asset purchase. Until that time and beginning May 1, 2013, a commitment fee of 20 basis points on the daily undrawn portion of the commitment is applicable.

•

Amendment to the Credit Facility and Term Loan — On April 5, 2013, we announced concurrently with the new term loan above, that we amended our existing $500.0 million senior unsecured revolving loan facility and existing unsecured term loan. The amendments provide for less restrictive leverage ratios and certain more favorable covenant terms, update the respective base agreements to address changes in law, and include applicable conforming changes in light of the new term loan. There were no costs associated with these amendments.

There are also several anticipated events that may occur in fiscal 2013 that provide perspective on how the company’s cash flows and financial position may materially change, including:

•

Term Loan payoff — The company is required to pay an aggregate of $67.5 million in four equal quarterly payments on the term loan issued on August 1, 2008. The first of these payments was made on December 31, 2012. These payments will satisfy our remaining obligations under that term loan agreement.

•

Production facility expansion in Oxford, Pennsylvania — On April 11, 2012, the company announced plans to expand our Oxford, Pennsylvania production facility and add a new bread production line that will help the company provide fresh bread to the growing market in Pennsylvania and the surrounding areas. We decided to invest approximately $31 million over two years based on the expectation that the project will receive economic support and assistance from the Commonwealth of Pennsylvania. We expect that a second investment of approximately $18.0 million in a production line for buns will be made in the future. We intend to fund these future cash needs with cash on hand, our existing credit facility and equipment leases.

BUSINESS:

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed – whether in homes, restaurants, fast food outlets, or institutions.

Delivery methods and segments

The company has structured a network of bakeries through much of the U.S. to serve retail and foodservice customers with fresh bakery items, such as breads, rolls, buns, and snack cakes. We have two distinct delivery systems for delivering our products. First, the direct-store-delivery segment (the “DSD segment”) products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales to build equity in their distributorships. The second delivery system is found in the warehouse delivery segment (the “warehouse segment”), which ships fresh or frozen products to customers’ warehouses and customers then distribute these products to their individual depots, stores, or restaurants. Our manufacturing facility locations have been assigned to either the DSD or warehouse segment depending on which method is used to primarily deliver and sell their products.

The DSD segment operates a highly involved system of reciprocal baking whereby individual bakeries have an assigned production mission to produce certain items for their own region as well as for other DSD bakeries’ regions. This system allows for long and efficient production runs that help the company maintain its position as a low cost producer. Bakeries within regional networks exchange products overnight through a third party transportation system so that at the beginning of each sales day, every bakery in the DSD segment has a full complement of fresh products for its independent distributors.

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

Through the years, the company’s product offerings have included some form of cake. In recent years, snack cakes have been developed and introduced under several brands, such as Bluebird and Mrs. Freshley’s. In 2011, the company acquired Tasty Baking Co. (“Tasty”) resulting in the addition of the iconic Tastykake brand to our brand portfolio. Tasty operates two bakeries in Pennsylvania and served customers primarily in the northeastern U. S. with an extensive line of Tastykake branded snack cakes. Subsequent to the acquisition, we have expanded Tastykake to a majority of our other markets.

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

The company is also committed to maintaining a collaborative Information Technology group that meets all of our bakeries’ needs and maximizes efficiencies where available. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory.

We have developed and publicly announced our long-term goals over five-year time horizons. Compensation and bonus programs are set with benchmarks to the company’s long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that provides performance-contingent common stock awards that generally vest over a two year period. We believe these incentive programs provide short and long-term goals for our most senior management team and aligns their interests with those of shareholders.

We believe our highly automated bakeries that focus on quality permit us to bake products that meet consumers’ needs. We also strive to maintain service levels for customers, consumers, and suppliers that exceed what is expected. The design of our delivery systems and segments permits us to allocate management time and resources to meet consumers’ expectations.

Competition and risks

In January 2012, Hostess filed for bankruptcy for the second time since 2004. In November 2012, they filed a liquidation motion seeking permission to shut down and sell assets. This was approved on November 21, 2012. At that time, Hostess immediately stopped production and sold out their remaining inventory. They discontinued serving their customers by late November 2012. These events impacted the industry as these sales shifted to other providers to meet consumers’ needs. These providers included Flowers, Grupo Bimbo (the “Arnolds”, “Thomas”, “Sara Lee”, and “Entenmann’s” brands), Campbell Soup Company (the “Pepperidge Farm” brands), smaller regional bakeries, retailer-owned bakeries, and store brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing and service. Sales for the sixteen weeks ended April 20, 2013 increased 25.9% over the sixteen weeks ended April 21, 2012. This increase was primarily due to volume increases and the Lepage acquisition in fiscal 2012 and the Sara Lee acquisition in 2013. While we expect sales to grow, we cannot provide any assurance regarding the level of growth considering the current economic environment and competitive landscape in the baking industry. The baking industry will continue to see market fluctuations as companies compete for market position.

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

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed for the year ended December 29, 2012.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 20, 2013 and April 21, 2012, are set forth below (Dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 20, 2013	April 20, 2012	April 20, 2013	April 20, 2012	Dollars	%
Sales
DSD	$922,404	$737,298	81.6	82.1	$185,106	25.1
Warehouse delivery	208,406	160,908	18.4	17.9	47,498	29.5

Total	$1,130,810	$898,206	100.0	100.0	$232,604	25.9

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD (1)	$431,409	$359,209	46.8	48.7	$72,200	20.1
Warehouse delivery(1)	153,889	119,769	73.8	74.4	34,120	28.5

Total	$585,298	$478,978	51.8	53.3	$106,320	22.2

Selling, distribution and administrative expenses
DSD(1)	$361,132	$290,447	39.2	39.4	$70,685	24.3
Warehouse delivery(1)	30,542	25,619	14.7	15.9	4,923	19.2
Corporate(2)	19,765	14,206	—	—	5,559	39.1

Total	$411,439	$330,272	36.4	36.8	$81,167	24.6

Depreciation and Amortization
DSD(1)	$28,695	$23,820	3.1	3.2	$4,875	20.5
Warehouse delivery(1)	5,315	5,926	2.6	3.7	(611)	(10.3)
Corporate(2)	179	(7)	—	—	186	NM

Total	$34,189	$29,739	3.0	3.3	$4,450	15.0

Gain on acquisition
DSD(1)	$51,320	$—	5.6	—	$51,320	NM
Warehouse delivery(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$51,320	$—	4.5	—	$51,320	NM

Income from operations
DSD(1)	$152,488	$63,822	16.5	8.7	$88,666	138.9
Warehouse delivery(1)	18,660	9,594	9.0	6.0	9,066	94.5
Corporate(2)	(19,944)	(14,199)	—	—	(5,745)	(40.5)

Total	$151,204	$59,217	13.4	6.6	$91,987	155.3

Interest expense, net	$4,555	$24	0.4	0.0	$4,531	NM
Income taxes	$33,374	$21,250	3.0	2.4	$12,124	57.1

Net income	$113,275	$37,943	10.0	4.2	$75,332	198.5

(1)	As a percentage of revenue within the reporting segment
(2)	The corporate segment has no revenues

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 20, 2013 COMPARED TO SIXTEEN WEEKS ENDED APRIL 21, 2012

Consolidated Sales.

	For the Sixteen Weeks Ended April 20, 2013		For the Sixteen Weeks Ended April 21, 2012
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase
Branded Retail	$611,797	54.1%	$464,805	51.7%	31.6%
Store Branded Retail	191,993	17.0	155,795	17.4	23.2%
Non-retail and Other	327,020	28.9	277,606	30.9	17.8%

Total	$1,130,810	100.0%	$898,206	100.0%	25.9%

The 25.9% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(1.1)%
Volume	19.3%
Acquisition	7.7%

Total percentage change in sales	25.9%

Sales category discussion

The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Lepage and Sara Lee California acquisitions. Significant increases in branded soft variety, snack cake, and white bread drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases and the Lepage acquisition contribution. The increase in non-retail and other sales was due to volume increases, largely foodservice and vending, and, to a lesser extent, the Lepage acquisition contribution. The unfavorable net pricing/mix was primarily the result of a significant increase in the sale of single serve cake items.

Direct-Store-Delivery Sales.

	For the Sixteen Weeks Ended April 20, 2013		For the Sixteen Weeks Ended April 21, 2012
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase
Branded Retail	$565,206	61.3%	$434,603	58.9%	30.1%
Store Branded Retail	143,352	15.5	117,798	16.0	21.7%
Non-retail and Other	213,846	23.2	184,897	25.1	15.7%

Total	$922,404	100.0%	$737,298	100.0%	25.1%

The 25.1% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.7%
Volume	15.0%
Acquisition	9.4%

Total percentage change in sales	25.1%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Lepage and Sara Lee California acquisitions. Increases in brand soft variety, brand cake, and white bread contributed the most growth and were attributable to volume increases. The increase in store branded retail sales was due to volume increases and the Lepage acquisition. These increases were partially offset by approximately $9.2 million of store branded snack cake that is now sold through our warehouse delivery segment. This negatively affected DSD segment sales approximately 1.2%. The increase in non-retail and other sales was due to volume increases and, to a lesser extent, pricing/mix increases.

Warehouse Delivery Sales.

	For the Sixteen Weeks Ended April 20, 2013		For the Sixteen Weeks Ended April 21, 2012		% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$46,591	22.4%	$30,202	18.8%	54.3%
Store Branded Retail	48,641	23.3	37,997	23.6	28.0%
Non-retail and Other	113,174	54.3	92,709	57.6	22.1%

Total	$208,406	100.0%	$160,908	100.0%	29.5%

The 29.5% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(3.6)%
Volume	33.1

Total percentage change in sales	29.5%

Sales category discussion

The increase in branded retail sales was primarily the result of increased branded snack cake volume. The increase in store branded retail sales was due to volume increases in store branded cake and, to a lesser extent, by price/mix increases. These increases were partially affected by approximately $9.2 million of store branded snack cake that were previously sold through our DSD segment as discussed above. This positively affected warehouse delivery segment sales approximately 5.7%, increasing volume, but negatively impacting mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to volume increases, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	27.3%	27.7%	(0.4)%
Workforce-related costs	12.9	14.0	(1.1)
Packaging	4.6	4.8	(0.2)
Utilities	1.4	1.6	(0.2)
Other	5.6	5.2	0.4

Total	51.8%	53.3%	(1.5)%

The ingredient costs decrease as a percent of sales was from higher sales of outside purchased products. The cost of these outside purchases is included in the other line item component. Decreases in workforce-related costs as a percent of sales were from increased sales volume, lower costs at Lepage, and increased sales of outside purchased products. Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base.

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

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.7%	23.9%	(0.2)%
Workforce-related costs	11.0	11.7	(0.7)
Packaging	3.3	3.3	0.0
Utilities	1.3	1.5	(0.2)
Other	7.5	8.3	(0.8)

Total	46.8%	48.7%	(1.9)%

Workforce-related costs decreased as a percent of sales due to significant volume increases and lower costs at Lepage. The overall decrease in the other line item component is due to increased sales to the warehouse segment and lower overhead costs as a percent of sales, partially offset by the Sara Lee California products purchased directly from BBU.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	42.8%	45.6%	(2.8)%
Workforce-related costs	21.4	24.4	(3.0)
Packaging	10.4	11.8	(1.4)
Utilities	1.8	2.2	(0.4)
Other	(2.6)	(9.6)	7.0

Total	73.8%	74.4%	(0.6)%

The warehouse segment’s decrease in ingredient costs and packaging costs as a percent of sales was from the sales transferred from our DSD segment described above. The effect of this transfer was a 200 basis point benefit as a percent of sales. Excluding this item, the decrease in ingredients was primarily attributed to increases in outside purchases of product that are included in the other line item component in the above table. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales. The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD segment to the warehouse segment discussed above.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8%	17.4%	0.4%
Distributor distribution fees	12.4	13.5	(1.1)
Other	6.2	5.9	0.3

Total	36.4%	36.8%	(0.4)%

The increase in workforce-related costs was attributable to costs associated with the creation of new distribution territories due to the Sara Lee California acquisition. In addition, Lepage generally uses employees to deliver product instead of independent distributors. The distributor distribution fees decreased due to Lepage as discussed above. In addition stock-based compensation costs increased due to the timing of grants from 2012 to 2013 and from the increase in our stock price, which affected the stock appreciation rights expense. Acquisition-related costs increased the other line item component.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.2%	17.4%	0.8%
Distributor distribution fees	15.2	16.4	(1.2)
Other	5.8	5.6	0.2

Total	39.2%	39.4%	(0.2)%

The increase in workforce-related costs was attributable to costs associated with the creation of new distribution territories in connection with the Sara Lee California acquisition. Additionally, Lepage generally uses employees to deliver product instead of independent distributors and these costs are included in workforce-related costs. The distributor distribution fees decreased due to Lepage as discussed above.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 20, 2013 % of sales	April 21, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.9%	9.2%	(0.3)%
Freezer storage/rent	1.7	1.8	(0.1)
Distribution costs	0.8	1.2	(0.4)
Other	3.3	3.7	(0.4)

Total	14.7%	15.9%	(1.2)%

The overall decrease in selling, distribution and administrative expenses was primarily driven by decreases in workforce-related costs. These costs were lower because of higher sales volumes which spread the costs over a larger base. These decreases were partially offset by increased broker commissions due to increased sales volume. Higher sales that spread fixed costs over the larger sales base drove the decrease in the other line item component.

Depreciation and Amortization. Depreciation and amortization increased due primarily to the Lepage acquisition, partially offset by decreases resulting from fully depreciated property, plant and equipment.

The DSD segment’s depreciation and amortization expense increased primarily due to the Lepage acquisition.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the first quarter of fiscal 2012.

Gain on acquisition. On October 26, 2012 the company announced that the DOJ approved an agreement under which the company will acquire certain assets and trademark licenses from BBU. The cash used to aquire these assets was approximately $50.0 million. The company received (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. The California acquisition closed on February 23, 2013. We financed this transaction with cash on hand and available holdings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $51.3 million after tax.

Income From Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD	138.9%
Warehouse	94.5
Unallocated corporate	(40.5)
Consolidated	155.3%

The increase in the DSD segment income from operations was primarily attributable to the gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 80.4% of the DSD segment increase in operating income. Excluding the gain on acquisition, the increase was 58.5% which was driven by significantly higher sales volumes and the Lepage acquisition. The increase in the warehouse segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to higher acquisition costs associated with the Sara Lee California acquisition, higher acquisition costs for the potential Hostess acquisition, and higher workforce-related costs. Any costs associated with the potential purchase of certain Hostess assets will continue to negatively impact unallocated corporate expenses during 2013.

Net Interest Expense. The change was related to higher interest expense from the issuance of the company’s ten-year 4.375% senior notes on April 3, 2012 (the “notes”) and higher amounts outstanding under the company’s unsecured credit facility.

Income Taxes. The company’s effective tax rate for the first quarter of fiscal 2013 was 22.8%, significantly lower than the rate of 35.9% for the first quarter of 2012. The decrease in the current quarter’s rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 12%. The other primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. Tax legislation adopted in January of 2013 had an immaterial impact on the rate.

During the first quarter of fiscal 2013, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and stock repurchases. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock, when appropriate. We believe we have access to available funds to meet our short and long-term capital requirements.

Cash Flows

The potential acquisition of the Hostess assets, described in the overview above, is expected to require approximately $360.0 million in cash (excluding acquisition-related costs) of which $18.0 million was paid as a deposit during the sixteen weeks ended April 20, 2013. We expect to finance this transaction with cash on hand, funds available under the new term loan, and funds available under the credit facility. The Sara Lee California and Earthgrains asset purchases, described in the overview above, required approximately $50.0 million in cash.

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 11, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended December 29, 2012 for detailed financial information regarding the company’s lease arrangements.

Flowers cash and cash equivalents were $14.2 million at April 20, 2013 as compared to $13.3 million at December 29, 2012. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash flow component	April 20, 2013	April 21, 2012	Change
Cash flows provided by operating activities	$86,829	$60,113	$8,716
Cash disbursed for investing activities	(92,320)	(13,407)	(60,913)
Cash provided by financing activities	6,462	131,658	(125,196)

Total change in cash	$971	$178,364	$(177,393)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012	Change
Depreciation and amortization	$34,189	$29,739	$4,450
Gain on acquisition	(51,320)	—	(51,320)
Stock-based compensation	6,075	3,064	3,011
Loss (gain) reclassified from accumulated other comprehensive income to net income	1,095	15,360	(14,265)
Deferred income taxes	(3,140)	573	(3,713)
Provision for inventory obsolescence	398	413	(15)
Bad debt expense (allowance for accounts receivable)	1,998	660	1,338
Pension and postretirement plans (income) expense	(628)	483	(1,111)
Other non-cash	(1,478)	(500)	(978)

Net non-cash adjustment to net income	$(12,811)	$49,792	$(62,603)

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012	Change
Changes in accounts receivable, net	$(12,769)	$(15,819)	$3,050
Changes in inventories, net	(4,324)	(6,038)	1,714
Changes in hedging activities, net	(19,209)	(6,483)	(12,726)
Changes in other assets, net	4,829	14,356	(9,527)
Changes in accounts payable, net	1,523	296	1,227
Changes in other accrued liabilities, net	16,799	(1,879)	18,678
Pension contributions	(484)	(12,055)	11,571

Net changes in working capital and pension contributions	$(13,635)	$(27,622)	$13,987

The change in depreciation and amortization was primarily due to the Lepage and Sara Lee California acquisitions. Depreciation and amortization increased $2.9 million for these acquisitions. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and the significant increase of our stock price in the quarter. Also, the award in 2013 was on January 1, 2013 and was, therefore, included in the entire quarter. The bad debt expense increased because of write-downs for a specific customer that occurred in the first quarter of fiscal 2013. The pension and postretirement plan (income) expense decreased because we recognized income during fiscal 2013 versus expense during fiscal 2012. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and are due to sales increases and the timing of receipts. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2012. As of April 20, 2013 and December 29, 2012, the company had $17.8 million and $9.0 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

During 2013, the company expects to contribute an additional $15.3 million to our qualified pension plans and expects to pay an additional $0.3 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $13.4 million during the first quarter of 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 20, 2013 and April 21, 2012 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012	Change
Purchase of property, plant, and equipment	$(22,558)	$(14,288)	$(8,270)
Repurchase of distributor territories	(16,841)	(4,388)	(12,453)
Principal payments from notes receivable	6,336	4,799	1,537
Acquisition of businesses, net of cash acquired	(49,950)	—	(49,950)
Proceeds from sales of distribution territories	7,570	—	7,570
Deposit paid for potential acquisition	(18,000)	—	(18,000)
Proceeds from sale of property, plant and equipment	1,123	470	653

Net cash disbursed for investing activities	$(92,320)	$(13,407)	$(78,913)

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $50.0 million in the first quarter of fiscal 2013. The potential Hostess asset acquisition could require approximately $342.0 million in cash, collectively, during fiscal 2013. We paid $18.0 million as a deposit during the first quarter of fiscal 2013 that will be applied to the purchase price of the Hostess acquisition at closing. If the transaction does not close the deposit will be returned to us. We expect to finance this transaction through a mix of available cash on hand and available borrowing capacity. Capital expenditures for the DSD and warehouse segments were $16.8 million and $1.9 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2013. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California asset acquisition distributor territory roll-out in the first quarter of fiscal 2013. Prior to the acquisition, and currently, Lepage generally does not use the independent distributor model to deliver their products. However, we intend to implement the independent distributor model at Lepage in the near future, which will cause changes in the amount outstanding under the distributor notes in fiscal 2013 and will affect the principal payments received by us in the future.

Cash Flows Provided by Financing Activities. The table below presents net cash provided by financing activities for the sixteen weeks ended April 21, 2013 and April 20, 2012, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 20, 2013	April 21, 2012	Change
Dividends paid	$(22,503)	$(20,570)	$(1,933)
Exercise of stock options, including windfall tax benefit	2,383	293	2,090
Payment of debt issuance costs and financing fees	(1,270)	(3,766)	2,496
Stock repurchases	(3,790)	(1,354)	(2,436)
Change in bank overdrafts	(488)	(9,064)	8,576
Net debt and capital lease obligations payments	32,130	166,119	(133,989)

Net cash provided by financing activities	$6,462	$131,658	$(125,196)

Our dividend payout increased 6.7% beginning with the dividend paid on June 29, 2012 when compared to the dividend paid on March 23, 2012. The compound annual growth rate for our dividend payout rate from fiscal 2008 to fiscal 2012 was 15.6%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of April 20, 2013 there were nonqualified stock option grants of 4,253,448 shares that were exercisable. These have a remaining contractual life of approximately 2.76 years and a weighted average exercise price of $15.96 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

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

At December 29, 2012, there was $67.5 million due under our term loan by August 2013 in four equal payments. The first of these payments was made on December 31, 2012 and another payment was made on March 28, 2013. This is presently recorded as a current liability in our Consolidated Balance Sheet. We expect to be able to make these payments from cash provided by operations or from drawing down the current credit facility.

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

Senior Notes, Credit Facility, and Term Loan

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of certain brands and assets of Hostess and pay acquisition-related costs and expenses. The company expects to draw the funds at the completion of the Hostess asset purchase.

The new term loan will amortize in quarterly installments based on the annual percentages in the table below. The first payment is due and payable on the last business day of the first calendar quarter ending after the borrowing date, quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.

Anniversary Year	Percent of Principal Due
1	5%
2	10%
3	10%
4	35%
5	40%

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.3 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments will commence on May 1, 2013 and continue to the earlier of the borrowing date or until the commitment is terminated. The commitment fee is payable on the last day of each calendar quarter occurring after May 1, 2013 and before the borrowing date, with the final payment due on the borrowing date. The commitment terminates on September 30, 2013. The new term loan is also subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes. On April 3, 2012, the company issued $400 million of the notes. The company will pay semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.9 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the senior notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the senior notes. As of April 20, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 20, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.025% to 1.025% for base rate loans and from 1.025% to 2.025% for Eurodollar loans. In addition, a facility fee ranging from 0.10% to 0.35% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.6 million in connection with the November 16, 2012 amendment of the credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the credit facility.

There were $176.7 million and $110.5 million in outstanding borrowings under the credit facility at April 20, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $87.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the sixteen weeks ended April 20, 2013, the company borrowed $595.2 million in revolving borrowings under the credit facility and repaid $529.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.6 million for letters of credit. On April 20, 2013, the company had $307.7 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement entered on August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under amended the term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended term loan and meet the financial requirements until the maturity date. As of April 20, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of April 20, 2013 and December 29, 2012, the amounts outstanding under the amended term loan were $33.8 million and $67.5 million, respectively.

Interest on the amended term loan is due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranges from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and is based on the company’s leverage ratio. The company paid additional financing costs of $0.1 million in connection with a prior amendment of the amended term loan on May 20, 2011, which, in addition to the remaining balance of the original $0.8 million in financing costs, is being amortized over the remaining life of the amended term loan.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability and cost.

Uses of Cash

On February 15, 2013, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on March 15, 2013 to shareholders of record on March 1, 2013. This dividend payment was $22.1 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2013, 136,623 shares, at a cost of $3.8 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 20, 2013, 38.9 million shares, at a cost of $453.3 million, have been purchased.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the first quarter of fiscal 2013, the company contributed $0.5 million to company pension plans. We expect to contribute an additional $15.2 million during the remainder of fiscal 2013.

Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013 an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements. This guidance will be effective for our fiscal 2014 which begins on December 29, 2013. Our fiscal 2013 began on December 30, 2012 which was before the effective date of this new guidance for fiscal 2013.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 20, 2013, the company’s hedge portfolio contained commodity derivatives with a fair value of $(6.8) million. Of this fair value, $(7.9) million is based on quoted market prices and $1.1 million is based on models and other valuation methods. Approximately $(6.7) million of this fair value relates to instruments that will be utilized in fiscal 2013 and immaterial amounts relate to instruments that will be utilized in 2014 through 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 20, 2013, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $16.7 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the notes were priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of April 21, 2012.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of April 20, 2013, the fair value of these interest rate swaps was $(0.3) million. The current notional amount of the swaps for the amortizing loan is $33.8 million. All of this fair value is based on valuation models and is related to instruments expiring in 2013.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to interest rate risk with respect to the interest rate swaps. As of April 20, 2013, a hypothetical ten percent increase (decrease) in interest rates would increase (decrease) the fair value of the interest rate swap by an immaterial amount. The analysis disregards changes in the exposures inherent in the underlying debt; however, the company expects that any increase (decrease) in payments under the interest rate swap would be substantially offset by increases (decreases) in interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 20, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of internal control over financial reporting as of April 20, 2013, management has excluded Lepage because it was acquired by the company in a purchase business combination in July 2012. Lepage’s revenues for the sixteen weeks ended April 20, 2013 of $58.4 million represents approximately 5.2% of our consolidated revenue. Lepage’s assets, including intangible assets, represent approximately 18.4% of our consolidated assets at April 20, 2013. We will include Lepage in our third quarter assessment of internal control over financial reporting.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleges that Hostess is infringing upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserts that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods is seeking actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. Flowers Foods sought summary judgment for its claims, which was denied by the court. On January 11, 2012, Hostess filed a voluntary petition for relief in the United States Bankruptcy Court for the Southern District of New York under Chapter 11, Title 11, United States Code. The bankruptcy filing automatically stayed the trademark lawsuit. One of the asset purchase agreements that Flowers Foods entered into with Hostess on January 11, 2013, described more fully above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” includes the transfer of the ownership of the Nature’s Pride brand to Flowers Foods and a settlement and release agreement among the parties. In the event that the transaction is not ultimately approved or is otherwise terminated, Flowers Foods’ rights with respect to the current litigation will be preserved.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental regulations affecting the company and its properties.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 29, 2012 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 45.0 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2013 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
December 30, 2012 — January 26, 2013	—	—	—	6,263
January 27, 2013 — February 23, 2013	137	$27.74	137	6,126
February 24, 2013 — March 23, 2013	—	—	—	6,126
March 24, 2013 — April 20, 2013	—	—	—	6,126

Total	137	$27.74	137

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ GEORGE E. DEESE
	Name:	George E. Deese
	Title:	Chairman of the Board and
Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and
Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and
Chief Accounting Officer

Date: May 16, 2013

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).

10.1+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.2+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.3+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.4+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.5+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.6+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.7+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.8	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.9	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.10	—	First Amendment to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.11	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

Exhibit No		Name of Exhibit

10.12+	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.13+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.14+	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.15+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.16+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.17+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.18+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.19	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equityholders named therein dated May 31, 2012 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

10.20	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein dated May 31, 2012 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

10.21	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

10.22	—	Intellectual Property Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

10.23	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.24	—	Second Amendment to Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.25	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

21	—	Subsidiaries of Flowers Foods, Inc.

23	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

Exhibit No		Name of Exhibit

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by George E. Deese, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the quarter ended April 20, 2013.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement