Form 10-Q
period 2013-07-13
FLOWERS FOODS INC
filed 2013-08-13
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 8, 2013
Common Stock, $.01 par value	208,321,431

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	July 13, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,057	$13,275

Accounts and notes receivable, net of allowances of $3,696 and $386, respectively	266,485	256,235

Inventories, net:
Raw materials	33,733	32,731
Packaging materials	21,897	18,885
Finished goods	40,422	39,394

	96,052	91,010

Spare parts and supplies	46,843	45,239

Deferred taxes	32,921	29,198

Deposits	18,000	—

Other	32,854	29,494

Total current assets	505,212	464,451

Property, Plant and Equipment, net of accumulated depreciation of $859,931 and $811,161, respectively	718,716	725,836

Notes Receivable	117,179	102,723

Assets Held for Sale — Distributor Routes	47,770	30,116

Contingently Refundable Consideration	7,600	—

Other Assets	14,490	14,442

Goodwill	271,334	269,897

Other Intangible Assets, net	473,165	388,384

Total assets	$2,155,466	$1,995,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$20,277	$71,996
Accounts payable	158,617	153,956
Other accrued liabilities	146,561	129,006

Total current liabilities	325,455	354,958

Long-term Liabilities:
Long-term debt and capital leases	162,663	135,905
4.375% senior notes due 2022	399,163	399,111

Total long-term debt and capital lease obligations	561,826	535,016

Other Liabilities:
Post-retirement/post-employment obligations	152,074	159,158
Deferred taxes	75,347	39,206
Other	54,702	48,891

Total other liabilities	282,123	247,255

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued or outstanding	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued or outstanding	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 20,408,154 shares and 14,214,819 shares, respectively	(189,859)	(196,465)
Capital in excess of par value	584,945	571,924
Retained earnings	711,393	597,629
Accumulated other comprehensive loss	(120,616)	(114,667)

Total stockholders’ equity	986,062	858,620

Total liabilities and stockholders’ equity	$2,155,466	$1,995,849

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Sales	$898,153	$681,561	$2,028,963	$1,579,767
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	471,614	365,658	1,056,912	844,636
Selling, distribution and administrative expenses	325,946	246,231	737,385	576,503
Depreciation and amortization	25,743	22,255	59,932	51,994
Gain on acquisition	—	—	(51,320)	—

Income from operations	74,850	47,417	226,054	106,634
Interest expense	(6,191)	(6,078)	(15,010)	(10,306)
Interest income	3,491	3,143	7,755	7,347

Income before income taxes	72,150	44,482	218,799	103,675
Income tax expense	25,690	16,102	59,064	37,352

Net income	$46,460	$28,380	$159,735	$66,323

Net Income Per Common Share:
Basic:
Net income per common share	$0.22	$0.14	$0.77	$0.33

Weighted average shares outstanding	207,837	203,710	207,455	203,444

Diluted:
Net income per common share	$0.22	$0.14	$0.76	$0.32

Weighted average shares outstanding	211,892	206,574	211,444	206,150

Cash dividends paid per common share	$0.1125	$0.1067	$0.2192	$0.2067

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net income	$46,460	$28,380	$159,735	$66,323

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(36)	(36)	(85)	(85)
Amortization of actuarial loss included in net income	763	679	1,781	1,585

Pension and postretirement plans, net of tax	727	643	1,696	1,500
Derivative instruments:
Net change in fair value of derivatives	(6,918)	9,958	(15,539)	2,949
Loss (Gain) reclassified to net income	6,887	4,024	7,894	14,060

Derivative instruments, net of tax	(31)	13,982	(7,645)	17,009

Other comprehensive income (loss), net of tax	696	14,625	(5,949)	18,509

Comprehensive income	$47,156	$43,005	$153,786	$84,832

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares Issued	Par Value		Retained Earnings		Number of Shares	Cost	Total
Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				159,735				159,735
Derivative instruments, net of tax					(7,645)			(7,645)
Pension and postretirement plans, net of tax					1,696			1,696
Adjustment for 3 for 2 stock split (Note 1)	76,241,577			(52)		(6,860,135)		(52)
Exercise of stock options			519			686,071	8,770	9,289
Deferred stock issuance			(752)			54,120	752	—
Amortization of share-based payment awards			8,140					8,140
Tax benefits related to share-based payment awards			5,988					5,988
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (Note 12)			(874)			63,232	874	—
Stock repurchases						(136,623)	(3,790)	(3,790)
Dividends paid on vested performance-contingent restricted stock awards				(386)				(386)
Dividends paid — $0.2192 per common share				(45,533)				(45,533)

Balances at July 13, 2013	228,729,585	$199	$584,945	$711,393	$(120,616)	(20,408,154)	$(189,859)	$986,062

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$159,735	$66,323
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(51,320)	—
Stock based compensation	9,690	4,894
Loss reclassified from accumulated other comprehensive income to net income	12,040	21,234
Depreciation and amortization	59,932	51,994
Deferred income taxes	(4,595)	1,010
Provision for inventory obsolescence	851	598
Allowances for accounts receivable	3,262	827
Pension and postretirement plans (benefit) expense	(1,099)	845
Other	(1,308)	(1,055)
Pension contributions	(2,543)	(16,143)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(12,279)	(18,272)
Inventories, net	(5,893)	(5,284)
Hedging activities, net	(27,869)	5,962
Other assets	4,190	9,456
Accounts payable	7,914	498
Other accrued liabilities	24,894	3,915

NET CASH PROVIDED BY OPERATING ACTIVITIES	175,602	126,802

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,335)	(29,235)
Proceeds from sale of property, plant and equipment	1,271	981
Repurchase of independent distributor territories	(26,947)	(7,002)
Principal payments from notes receivable	11,254	7,998
Proceeds from sales of distribution territories	14,039	—
Deposit paid for the Acquired Hostess Assets	(18,000)	—
Acquisitions, net of cash acquired	(50,129)	—

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(114,847)	(27,258)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(45,919)	(42,325)
Exercise of stock options	9,289	7,961
Excess windfall tax benefit related to share-based payment awards	5,988	1,429
Payments for debt issuance costs	—	(3,875)
Payment of financing fees	(1,351)	—
Stock repurchases	(3,790)	(1,354)
Change in bank overdraft	(2,323)	(5,149)
Proceeds from debt borrowings	1,024,300	731,340
Debt and capital lease obligation payments	(1,048,115)	(573,025)
Other financing activities	(52)	—

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(61,973)	115,002

Net (decrease) increase in cash and cash equivalents	(1,218)	214,546
Cash and cash equivalents at beginning of period	13,275	7,783

Cash and cash equivalents at end of period	$12,057	$222,329

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 13, 2013 and July 14, 2012 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2013 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2013 (sixteen weeks), second quarter ended July 13, 2013 (twelve weeks), third quarter ending October 5, 2013 (twelve weeks) and fourth quarter ending December 28, 2013 (twelve weeks).

STOCK SPLIT — On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split in the accompanying footnotes.

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (82% of total sales) operates 36 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (18% of total sales) operates 9 bakeries that produce snack cakes and breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
	(Percent of Sales)		(Percent of Sales)
DSD segment	17.3%	18.4%	17.0%	17.9%
Warehouse segment	3.0	3.3	3.3	3.6

Total	20.3%	21.7%	20.3%	21.5%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended July 13, 2013 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ACQUISITIONS — On February 25, 2013, the company announced the completion of its acquisition from BBU, Inc., a subsidiary of Grupo Bimbo S.A.B. de C.V. (“BBU”), of (1) the perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. Additional disclosure regarding the acquisition is included in Note 4, Acquisitions.

On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and approximately 38 depots (the “Acquired Hostess Assets”) for a purchase price of $360.0 million. We received approval for the Acquired Hostess Assets bid on January 25, 2013. The company paid $18.0 million as a deposit for the Acquired Hostess Assets bid that is recorded in other current assets on the condensed consolidated balance sheet as of July 13, 2013. On July 19, 2013, after the end of the company’s second quarter of fiscal 2013, the company completed the Acquired Hostess Assets acquisition for $355.0 million as a result of a purchase price adjustment related to the Butternut trademark. Also, the company purchased 36 depots as opposed to the 38 depots included in the original bid. Please see Note 16, Subsequent Events, for additional information regarding the acquisition of the Acquired Hostess Assets. The second Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million, but was topped by another bidder, and, as a result, the agreement terminated and we received a break-up fee of $0.9 million during the first quarter of 2013.

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

During the twenty-eight weeks ended July 13, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive income components	For the Twelve Weeks Ended July 13, 2013	For the Twenty-Eight Weeks Ended July 13, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(254)	$(796)	Interest income (expense)
Commodity contracts	(10,945)	(12,040)	Cost of sales, Note 3

Total before tax	$(11,199)	$(12,836)	Total before tax
Tax (expense) or benefit	4,312	4,942	Tax (expense) or benefit

Total net of tax	$(6,887)	$(7,894)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$60	$139	Note 1, below
Actuarial losses	(1,241)	(2,896)	Note 1, below

Total before tax	$(1,181)	$(2,757)	Total before tax
Tax (expense) or benefit	454	1,061	Tax (expense) or benefit

Total net of tax	$(727)	$(1,696)	Net of tax

Total reclassifications	$(7,614)	$(9,590)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 13, 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(15,539)	—	(15,539)
Reclassified to earnings from accumulated other comprehensive income	7,894	1,696	9,590

Accumulated other comprehensive loss, July 13, 2013	$(11,745)	$(108,871)	$(120,616)

4. ACQUISITIONS

Sara Lee and Earthgrains acquisition of trademark licenses

On February 23, 2013, the company completed its acquisition from BBU of (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The acquisition of the Oklahoma license was completed during fiscal 2012 for immaterial consideration. These acquisitions are included in our DSD segment.

The following table summarizes the consideration paid to acquire these licenses and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$49,950
Contingently refundable consideration (the “holdback”)	(7,600)

Total consideration, net	$42,350

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$6,476
Identifiable intangible asset — distribution rights	27,822
Identifiable intangible asset — trademarks	79,500
Identifiable intangible asset — customer relationships	12,000
Deferred income taxes, net	(32,128)

Net recognized amounts of identifiable assets acquired	$93,670

Bargain purchase gain	$51,320

The primary reason for this trademark acquisition was to expand the company’s footprint into the California markets. The trademarks are non-amortizable assets and the customer relationships are being amortized over 12 years. We believe the acquisition resulted in a bargain purchase because the U.S. Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from an arms-length negotiation. The bargain purchase gain is recognized in the line item “Gain on acquisition”. The above purchase price allocation is preliminary and there were no changes during our second quarter.

The asset purchase agreement includes a holdback provision (the “holdback”) in the amount of $10.0 million of the cash consideration paid at closing that will remain in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback is to encourage the company to increase production capacity serving the California market. The first triggering event relates to the co-pack arrangement and the second triggering event relates to the possible opening of the Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU is required to supply the company with Sara Lee and Earthgrains branded product for a period of up to 18 months ending August 17, 2014. If we terminate the co-pack agreement (“co-pack decision”) or reopen the Stockton Bakery (“bakery decision”) potential payments from the holdback will be made to us. The amount of such payments is determined based on the company making the co-pack decision and/or the bakery decision by certain specified dates. The total amount available under the holdback is capped at $10.0 million. The table below reflects the potential payments under each scenario (amounts in thousands):

	February 23, 2013 – November 20, 2013	November 21, 2013 – February 18, 2014	February 19, 2014 – May 19, 2014	May 20, 2014 – August 17, 2014
Co-pack decision	$10,000	$7,500	$5,000	$—
Bakery decision	$10,000	$10,000	$7,500	$5,000

If we do not make the co-pack decision by May 19, 2014 or the bakery decision by August 17, 2014, any remaining amount of the holdback will be distributed to BBU. The holdback fair value of $7.6 million represents our assessment of the probability that we will terminate the co-pack arrangement and/or open the Stockton bakery. This probability will be assessed at each reporting period and changes in the fair value of the holdback will be recorded through earnings in the period of change. The holdback amount is recorded in other assets on the condensed consolidated balance sheet.

Sales from the Sara Lee and Earthgrains acquisition during the twelve and twenty-eight weeks ended July 13, 2013 were $23.7 million and $34.4 million, respectively. We incurred $1.5 million in acquisition-related costs during the twenty-eight weeks ended July 13, 2013. These expenses are included in the selling, distribution and administrative line item in the company’s condensed consolidated statement of income. Since the acquisition date, we developed distribution territories to sell to independent distributors who serve California. The territory development took place in several phases in the first two quarters of fiscal 2013. Because of our decision to develop and market these territories, the distribution rights intangible asset was recharacterized to territories held for sale immediately after the acquisition. The distributor routes caused the significant increase in the assets held for sale as reported on the condensed consolidated balance sheet.

Lepage Acquisition

On July 21, 2012, we completed the acquisition of Lepage Bakeries, Inc. (“Lepage”) in two separate but concurrent transactions. Pursuant to the Acquisition Agreement dated May 31, 2012 (the “Acquisition Agreement”), by and among Flowers, Lobsterco I, LLC, a Maine single-member limited liability company and direct wholly owned subsidiary of Flowers (“Lobsterco I”), Lepage, RAL, Inc., a Maine corporation (“RAL”), Bakeast Company, a Maine general partnership (“Bakeast Partnership”), Bakeast Holdings, Inc., a Delaware corporation (“Bakeast Holdings,” and collectively with Lepage, RAL and Bakeast Partnership, the “Acquired Entities”), and the equityholders of the Acquired Entities named in the Acquisition Agreement (collectively, the “Equityholders”), Lobsterco I purchased from the Equityholders all of the issued and outstanding shares of the Acquired Entities in exchange for approximately $318.6 million in cash and $17.7 million in deferred obligations, which is the fair value of gross payments of $20.0 million.

Pursuant to the Agreement and Plan of Merger dated May 31, 2012 (the “Merger Agreement”), by and among Flowers, Lobsterco II, LLC, a Maine single-member limited liability company and direct wholly owned subsidiary of Flowers (“Lobsterco II”), Aarow Leasing, Inc., a Maine corporation (“Aarow”), The Everest Company, Incorporated, a Maine corporation (“Everest,” and together with Aarow, the “Acquired Companies”), and certain equityholders of Lepage, the Acquired Companies merged with and into Lobsterco II (the “Merger”) and all of the issued and outstanding shares of common stock of the Acquired Companies were exchanged for 3,267,972 shares of Flowers common stock.

The Lepage acquisition has been accounted for as a business combination. The results of Lepage’s operations are included in the company’s consolidated financial statements beginning on July 21, 2012 and are included in the company’s DSD operating segment.

The preliminary aggregate purchase price was $382.2 million as described in the table below. We incurred $7.1 million in acquisition-related costs during fiscal 2012 for Lepage. These expenses are included in the selling, distribution and administrative line item in the company’s consolidated statement of income for the fifty-two weeks ending on December 29, 2012.

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash	$318,605
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$382,155

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,658
Inventories	4,537
Property, plant, and equipment	59,970
Assets held for sale — Distributor routes	16,161
Identifiable intangible assets estimate	256,400
Deferred income taxes, net	(1,137)
Financial liabilities	(15,698)

Net recognized amounts of identifiable assets acquired	$331,891

Goodwill	$50,264

Approximately $18.4 million of the cash consideration was for a preliminary tax adjustment paid to the Equityholders at the closing of the acquisition in connection with certain incremental tax liabilities incurred by those Equityholders due to the joint election made by the parties under Section 338(h)(10) of the Internal Revenue Code. There is an additional $2.1 million preliminary tax adjustment (recorded in the financial liabilities figure in the table above) that the company will pay for entity level state taxes.

Goodwill increased $0.3 million during the twenty-eight weeks ended July 13, 2013 for the final working capital adjustment payment. The payment for the working capital adjustment was $0.2 million and was made during our second quarter of fiscal 2013.

The deferred payment obligations represent the fair value of the fixed payments of $1,250,000 beginning on the first business day of each of the twenty-eight calendar quarters following the fourth anniversary of the closing of the acquisition (total of $20.0 million in gross payments). The first payment will be made by Flowers on October 1, 2016 and the final payment will be made on July 1, 2020. The difference between the fair value and the gross payments of $2.3 million is recorded as a reduction to the liability and is being amortized to interest expense over eight years.

We issued 3,267,972 shares of Flowers common stock with a fair value of $45.9 million to certain equityholders of Lepage. The number of shares issued was calculated by dividing $50.0 million by the average closing price of Flowers common stock for the twenty consecutive trading day period ending five trading days prior to the closing. The shares issued to the equityholders were separated into five categories with each category having a different holding period requirement. As a result, each holding period had a fair value assignment based on an implied fair value which was determined using the Black-Scholes call option formula for an option expiring on each restriction lapse date. The estimated exercise price is equal to the stock price on the last trading day before the closing on July 21, 2012 of $13.65. The table below outlines the determination of fair value and provides the assumptions used in the calculation:

Restriction lapse year	2012	2013	2014	2015	2016	Total
Value of Flowers shares issued (thousands)	$25,000	$10,000	$5,000	$5,000	$5,000	$50,000
Implied fair value of restricted shares (thousands)	$23,626	$9,154	$4,447	$4,363	$4,297	$45,887
Exercise price (per share)	$13.65	$13.65	$13.65	$13.65	$13.65
Expected term (yrs)	0.37	1.00	2.00	3.00	4.00
Volatility (%)	25.0%	25.0%	25.0%	25.0%	25.0%
Risk-free rate (%)	0.1%	0.2%	0.2%	0.3%	0.4%
Dividend yield (%)	3.0%	3.0%	3.0%	3.0%	3.0%

The following table presents the intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Amount	Weighted average amortization years
Customer relationships	$69,000	25.0
Non-compete agreements	2,400	4.0

	$71,400	24.3

Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets with fresh bakery products sold under the Country Kitchen and Barowsky’s brands. This acquisition provides a DSD platform to more effectively market the Nature’s Own and Tastykake brands in the Northeast.

The primary reasons for the acquisition were to expand the company’s footprint into the northeastern United States, to distribute Country Kitchen and Barowsky’s products throughout our distribution network and to distribute Nature’s Own and Tastykake products throughout the Lepage territories. In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $50.3 million is allocated to the DSD segment. Approximately $10.3 million of goodwill is deductible for income tax purposes over fifteen years.

The fair value of trade receivables is $7.4 million. The gross amount of the receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lepage occurred at the beginning of fiscal 2012 (amounts in thousands, except per share data). Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that they are immaterial.

	For the Twelve Weeks Ended July 14, 2012	For the Twenty-Eight Weeks Ended July 14, 2012
Sales:
As reported	$681,561	$1,579,767
Pro forma	$730,906	$1,679,288
Net income:
As reported	$28,380	$66,323
Pro forma	$29,439	$67,878
Basic net income per common share:
As reported	$0.14	$0.33
Pro forma	$0.14	$0.33
Diluted net income per common share:
As reported	$0.14	$0.32
Pro forma	$0.14	$0.32

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

5. GOODWILL AND OTHER INTANGIBLES

Goodwill activity for the twenty-eight weeks ended July 13, 2013 and the balances as of July 13, 2013 are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of December 29, 2012	$262,796	$7,101	$269,897
Increase in goodwill related to acquisitions	1,437	—	1,437

Balance as of July 13, 2013	$264,233	$7,101	$271,334

Goodwill increased by $0.3 million as a result of the final working capital adjustment for the Lepage acquisition that was paid during the second quarter of fiscal 2013. An additional $1.1 million of the increase in goodwill was the result of a reclassification from property, plant and equipment for an immaterial prior period adjustment related to a prior acquisition. The reclassification was corrected in the twelve weeks ended July 13, 2013.

As of July 13, 2013 and December 29, 2012, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 13, 2013			December 29, 2012
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$10,564	$61,163	$71,727	$9,243	$62,484
Customer relationships	169,921	28,770	141,151	157,921	24,275	133,646
Non-compete agreements	4,274	2,474	1,800	4,274	1,719	2,555
Distributor relationships	4,123	1,072	3,051	4,123	924	3,199
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$43,930	$207,165	$239,095	$37,211	$201,884

There are $266.0 million and $186.5 million of indefinite life intangible assets at July 13, 2013 and December 29, 2012, respectively. These are not being amortized and are separately identified from goodwill. The $27.8 million distribution rights intangible asset acquired in the Sara Lee California transaction was recorded to assets held for sale immediately subsequent to acquisition because we made the decision to disaggregate our distribution rights in California to the independent distributor model we use to deliver our products.

Aggregate amortization expense for the twelve and twenty-eight weeks ending July 13, 2013 and July 14, 2012 were as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 13, 2013	$2,881
For the twelve weeks ended July 14, 2012	$1,752
For the twenty-eight weeks ended July 13, 2013	$6,287
For the twenty-eight weeks ended July 14, 2012	$4,245

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2013	$5,455
2014	$11,740
2015	$11,495
2016	$11,089
2017	$10,597

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,100 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest based on Treasury or LIBOR yields plus a spread.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 13, 2013	$3,491
For the twelve weeks ended July 14, 2012	$3,143
For the twenty-eight weeks ended July 13, 2013	$7,755
For the twenty-eight weeks ended July 14, 2012	$7,347

At July 13, 2013 and December 29, 2012, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 13, 2013	December 29, 2012
Distributor notes receivable	$134,171	$118,481
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	16,992	15,758

Long-term portion of distributor notes receivable	$117,179	$102,723

At July 13, 2013 and December 29, 2012, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

The fair value of the company’s variable rate debt at July 13, 2013 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $391.2 million while the carrying value is $399.2 million on July 13, 2013. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of July 13, 2013, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(13.2) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(11.2)	(0.8)	—	(12.0)
Other long-term	(0.8)	(0.4)	—	(1.2)

Total	(12.0)	(1.2)	—	(13.2)

Net Fair Value	$(12.0)	$(1.2)	$—	$(13.2)

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company-held commodity derivatives at July 13, 2013 and December 29, 2012 qualified for hedge accounting.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and will be amortized to interest expense over the term of the notes.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. The current notional amount for the swaps of this amortizing loan is $9.6 million.

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

As of July 13, 2013, the fair value of the interest rate swaps was $(0.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	—	(0.1)	—	(0.1)
Other long-term	—	(0.0)	—	(0.0)

Total	—	(0.1)	—	(0.1)

Net Fair Value	$—	$(0.1)	$—	$(0.1)

The company has the following derivative instruments located on the consolidated balance sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 13, 2013		December 29, 2012		July 13, 2013		December 29, 2012
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$78	Other current liabilities	$867
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	—
Commodity contracts	Other current assets	—	Other current assets	—	Other current liabilities	11,981	Other current liabilities	3,047
Commodity contracts	Other long term assets	—	Other long term assets	9	Other long term liabilities	1,262	Other long term liabilities	146

Total		$—		$9		$13,321		$4,060

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	July 13, 2013	July 14, 2012		July 13, 2013	July 14, 2012
Interest rate contracts	$29	$(35)	Interest (expense) income	$(155)	$(411)
Commodity contracts	(6,947)	9,993	Production costs(1)	(6,732)	(3,613)

Total	$(6,918)	$9,958		$(6,887)	$(4,024)

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twenty-eight weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twenty-eight weeks ended
	July 13, 2013	July 14, 2012		July 13, 2013	July 14, 2012
Interest rate contracts	$(267)	$(1,583)	Interest (expense) income	$(489)	$(1,001)
Commodity contracts	(15,272)	4,532	Production costs(1)	(7,405)	(13,059)

Total	$(15,539)	$2,949		$(7,894)	$(14,060)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next five years are as follows (amounts in millions and net of tax) at July 13, 2013:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$2.2	$1.3	$3.5
Expiring in 2013	5.8	—	5.8
Expiring in 2014	2.0	—	2.0
Expiring in 2015	0.1	—	0.1
Expiring in 2016	0.1	—	0.1
Expiring in 2017	—	—	—

Total	$10.2	$1.3	$11.5

As of July 13, 2013, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Interest rate contracts	$9.6
Wheat contracts	148.7
Soybean oil contracts	21.2
Natural gas contracts	18.3

Total	$197.8

The interest rate contracts have multiple settlements to match the amortization of the term loan. The notional amount of $9.6 million represents the current settlement notional amount. Note 8, Debt and Other Obligations, below provides details on the term loan. The company’s derivative instruments contain no credit-risk-related contingent features at July 13, 2013. As of July 13, 2013 and December 29, 2012, the company had $21.7 million and $9.0 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at July 13, 2013 and December 29, 2012 (amounts in thousands):

	July 13, 2013	December 29, 2012
Unsecured credit facility	$138,700	$110,500
Unsecured term loan	16,875	67,500
4.375% senior notes due 2022	399,163	399,111
Capital lease obligations	8,991	10,627
Other notes payable	18,374	19,274

	582,103	607,012
Less current maturities of long-term debt	20,277	71,996

Total long-term debt	$561,826	$535,016

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of July 13, 2013 and December 29, 2012, the bank overdraft balance was $14.5 million and $16.8 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.9 million and $15.8 million at July 13, 2013 and December 29, 2012, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Scheduled maturities of long-term debt (including capital lease obligations) are as follows (amounts in thousands):

Principal Payments Due
Remainder of 2013	$18,463
2014	$3,170
2015	$883
2016	$3,244
2017 and thereafter	$556,343

New Term Loan, Senior Notes, Credit Facility, and Term Loan

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of the Acquired Hostess Assets and pay acquisition-related costs and expenses. Subsequent to the end of the second quarter, the company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Assets acquisition as disclosed in Note 16, Subsequent Events.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.4 million in connection with the new term loan through July 13, 2013, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes. On April 3, 2012, the company issued $400 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of July 13, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 13, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $138.7 million and $110.5 million in outstanding borrowings under the credit facility at July 13, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $87.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the twenty-eight weeks ended July 13, 2013 the company borrowed $1,024.3 million in revolving borrowings under the credit facility and repaid $996.1 million in revolving borrowings. The amount available under the credit facility is reduced by $15.9 million for letters of credit. On July 13, 2013, the company had $345.4 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended term loan and meet the financial requirements until the maturity date. As of July 13, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of July 13, 2013 and December 29, 2012, the amounts outstanding under the amended term loan were $16.9 million and $67.5 million, respectively. The final payment of $16.9 million, which repaid the term loan in full, was made on August 5, 2013.

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

9. VARIABLE INTEREST ENTITIES

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a variable interest entity (“VIE”). However, the company is not considered to be the primary beneficiary of this VIE because the company does not (i) have the ability to direct the significant activities of the VIE that affect its ability to distribute products or (ii) provide any implicit or explicit guarantees or other financial support to the VIE.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 13, 2013 and December 29, 2012, there was $8.7 million and $10.0 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The company uses independent distributors (“IDs”) to distribute our products in the DSD segment. Certain of these IDs are organized as incorporated entities and meet the qualification as VIEs. The IDs qualify as VIEs primarily because the company finances the routes, which creates variability to the company from various economic and pecuniary benefits. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. The independent distributors who deliver our products that are formed as sole proprietorships do not meet the definition of a VIE.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleged that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserted that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods sought actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. This lawsuit was settled at the closing of the Acquired Hostess Assets acquisition.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net income	$46,460	$28,380	$159,735	$66,323

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,837	203,710	207,455	203,444

Basic earnings per common share	$0.22	$0.14	$0.77	$0.33

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,837	203,710	207,455	203,444
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	4,055	2,864	3,989	2,706

Diluted weighted average shares outstanding for common stock	211,892	206,574	211,444	206,150

Diluted earnings per common share	$0.22	$0.14	$0.76	$0.32

The following shares were not included in the computation of diluted earnings per share for the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended July 13, 2013	—
For the twelve weeks ended July 14, 2012	—
For the twenty-eight weeks ended July 13, 2013	113
For the twenty-eight weeks ended July 14, 2012	72

12. STOCK BASED COMPENSATION

Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. The company’s officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that may be issued or transferred under the EPIP is 41,906,250 shares. Over the life of the EPIP, the company has only issued options, restricted stock and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	February 10, 2011
Shares granted	3,213
Exercise price($)	10.87
Vesting date	2/10/2014
Fair value per share($)	2.31
Dividend yield(%)(1)	3.00
Expected volatility(%)(2)	29.20
Risk-free interest rate(%)(3)	2.44
Expected option life (years)(4)	5.00
Outstanding at July 13, 2013	3,143

(1)	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
(2)	Expected volatility — based on historical volatility over the expected term using daily stock prices.
(3)	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
(4)	Expected option life —The 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for the twenty-eight weeks ended July 13, 2013 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,541	$10.71
Exercised	(943)	$9.85
Forfeited	(14)	$10.99

Outstanding at July 13, 2013	8,584	$10.81	3.32	$109,400

Exercisable at July 13, 2013	5,450	$10.77	2.60	$69,659

As of July 13, 2013, there was $1.0 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 0.58 years.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 13, 2013 and July 14, 2012 were as follows (amounts in thousands):

	July 13, 2013	July 14, 2012
Cash received from option exercises	$9,289	$7,961
Cash tax windfall, net	$3,740	$1,465
Intrinsic value of stock options exercised	$12,067	$5,859

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

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent, that on that date the vesting conditions are satisfied. As a result of the delay in the grant of the 2012 awards, the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date, the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2013	July 16, 2012
Shares granted	414	206
Vesting date	3/1/2015	2/28/2014
Fair value per share	$17.22	$15.45

As of July 13, 2013, there was $6.4 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.4 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that on that date, the vesting conditions are satisfied. As a result of the delay in the grant of the 2012 awards the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit by the invested capital (“ROIC”). Generally, the performance condition requires the company’s ROIC to exceed its weighted average “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal year performance period. The 2012 award is a 17 month performance period and the 2013 award is a two year performance period. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of ROI Target; or

•	ROIC above WACC by 4.75% pays 125% of ROIC Target.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For the quarter ended July 13, 2013, we expensed the 2012 awards assuming 125% attainment of the ROI Target and the 2013 awards assuming 100% attainment of the ROI Target.

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2013	July 16, 2012
Shares granted	414	206
Vesting date	3/1/2015	2/28/2014
Fair value per share	$15.51	$14.37

As of July 13, 2013, there was $6.1 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.4 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2011, during the twenty-eight weeks ended July 13, 2013, an additional 94,777 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount. At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.1 million.

The company’s performance-contingent restricted stock activity during the twenty-eight weeks ended July 13, 2013, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2012	888	$12.61
Initial grant on January 1, 2013	828	$16.37
Grant increase for exceeding the S&P TSR	95	$10.62
Vested	(571)	$10.62
Forfeited	(9)	$15.75

Nonvested at July 13, 2013	1,231	$15.89

As of July 13, 2013, there was $12.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of shares vested during the period ended July 13, 2013 was $10.6 million.

Deferred and Restricted Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2013, an aggregate of 36,150 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the twenty-eight weeks ending July 13, 2013, a total of 36,088 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2013, non-employee directors were granted an aggregate of 54,150 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the twenty-eight weeks ending July 13, 2013, there were 45,088 deferred share awards exercised for annual grant awards.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this period. Dividends will accrue on the award and will be paid to the CEO on the vesting date on all shares that ultimately vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.

The deferred and restricted stock activity for the twenty-eight weeks ended July 13, 2013 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 29, 2012	378	$11.49
Deferred stock issued	89	$19.07
Restricted stock issued	59	$22.25
Deferred stock exercised	(81)	$12.91

Balance at July 13, 2013	445	$14.19	0.77	$10,487

Outstanding vested at July 13, 2013	269	$11.08		$6,335

Outstanding unvested at July 13, 2013	176	$18.92	1.94	$4,152

Shares vesting during the twenty-eight weeks ended July 13, 2013	110	$13.37		$2,587

As of July 13, 2013, there was $2.8 million of total unrecognized compensation cost related to deferred and restricted stock awards granted under the EPIP. The tax windfall for deferred shares issued during the twenty-eight weeks ended July 13, 2013 was $0.1 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at July 13, 2013 and December 29, 2012 was $2.7 million and $1.7 million, respectively, and is recorded in other long-term liabilities. The company paid $0.6 million at the exercise of 32,400 shares during the twenty-eight weeks ended July 13, 2013.

The fair value of the rights at July 13, 2013 ranged from $14.72 to $18.53. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 13, 2013: dividend yield 2.5%; expected volatility 28.0%; risk-free interest rate 0.37% and expected life of 0.25 years to 1.45 years.

The rights activity for the twenty-eight weeks ended July 13, 2013 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	195	$7.01
Rights exercised	(32)	6.52

Outstanding at July 13, 2013	163	$7.11	1.81	$2,702

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and twenty-eight week periods ended July 13, 2013 and July 14, 2012, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Stock options	$380	$784	$1,017	$1,986
Performance-contingent restricted stock awards	2,453	580	6,247	1,585
Deferred and restricted stock	422	302	876	735
Stock appreciation rights	359	164	1,550	588

Total stock based compensation	$3,614	$1,830	$9,690	$4,894

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 13, 2013 as compared to accounts at December 29, 2012 (amounts in thousands):

	July 13, 2013	December 29, 2012
Current benefit liability	$1,288	$1,288
Noncurrent benefit liability	$152,074	$159,158
Accumulated other comprehensive loss, net of tax	$108,871	$110,567

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 13, 2013, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the twenty-eight weeks ended July 13, 2013 the company contributed $2.5 million to company pension plans. We expect to contribute an additional $13.2 million during the remainder of fiscal 2013.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Service cost	$163	$140	$381	$327
Interest cost	4,636	5,001	10,817	11,669
Expected return on plan assets	(6,618)	(6,068)	(15,443)	(14,162)
Amortization of net loss	1,425	1,173	3,326	2,738

Total net periodic benefit (income) cost	$(394)	$246	$(919)	$572

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

The net periodic postretirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Service cost	$79	$106	$184	$247
Interest cost	88	140	205	326
Amortization of prior service (credit) cost	(60)	(59)	(139)	(139)
Amortization of net (gain) loss	(184)	(70)	(430)	(161)

Total net periodic benefit (income) cost	$(77)	$117	$(180)	$273

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twenty-eight weeks ended July 13, 2013 and July 14, 2012, the total cost and employer contributions were $12.7 million and $11.0 million, respectively.

The company acquired Lepage in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon completion of a detailed review of prior plan operations and administration. During the twenty-eight weeks ended July 13, 2013, the total cost and employer contributions were $0.3 million for the Lepage 401(k) Plan.

14. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ending July 13, 2013 was 27.0%, significantly lower than the rate of 36.0% for the twenty-eight weeks ending July 14, 2012. This decrease was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacts the rate by approximately 8%. The other primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. Tax legislation adopted in January of 2013 had an immaterial impact on the rate.

During the twenty-eight weeks ended July 13, 2013, the company’s activity with respect to its FIN 48 reserve and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD segment produces fresh and frozen packaged bread, rolls, tortillas, and snack products and the warehouse segment produces frozen bread, rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
SALES:
DSD segment	$756,981	$571,554	$1,702,167	$1,317,257
Warehouse segment	189,245	141,879	440,465	337,828
Eliminations: Sales from warehouse delivery to DSD	(31,562)	(24,727)	(74,376)	(59,768)
Sales from DSD to warehouse delivery	(16,511)	(7,145)	(39,293)	(15,550)

	$898,153	$681,561	$2,028,963	$1,579,767

DEPRECIATION AND AMORTIZATION:
DSD segment	$21,729	$18,148	$50,424	$41,968
Warehouse segment	3,882	4,147	9,197	10,073
Unallocated corporate costs	132	(40)	311	(47)

	$25,743	$22,255	$59,932	$51,994

INCOME FROM OPERATIONS:
DSD segment	$76,442	$51,569	$228,930	$115,391
Warehouse segment	15,158	6,320	33,818	15,914
Unallocated corporate costs (1)	(16,750)	(10,472)	(36,694)	(24,671)

	$74,850	$47,417	$226,054	$106,634

NET INTEREST EXPENSE	$(2,700)	$(2,935)	$(7,255)	$(2,959)

INCOME BEFORE INCOME TAXES	$72,150	$44,482	$218,799	$103,675

The assets by segment as of July 13, 2013 and December 29, 2012 were as follows (amounts in thousands):

	As of
	July 13, 2013	December 29, 2012
Assets:
DSD segment	$1,782,866	$1,638,826
Warehouse segment	246,275	245,195
Other(2)	126,325	111,828

	$2,155,466	$1,995,849

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended July 13, 2013			For the Twelve Weeks Ended July 14, 2012
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$457,613	$34,478	$492,091	$335,044	$23,043	$358,087
Store Branded Retail	126,861	33,399	160,260	98,945	26,189	125,134
Non-retail and Other	155,996	89,806	245,802	130,420	67,920	198,340

Total	$740,470	$157,683	$898,153	$564,409	$117,152	$681,561

	For the Twenty-Eight Weeks Ended July 13, 2013			For the Twenty-Eight Weeks Ended July 14, 2012
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$1,022,937	$81,044	$1,103,981	$769,730	$53,244	$822,974
Store Branded Retail	270,136	82,041	352,177	216,660	64,187	280,847
Non-retail and Other	369,801	203,004	572,805	315,317	160,629	475,946

Total	$1,662,874	$366,089	$2,028,963	$1,301,707	$278,060	$1,579,767

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 13, 2013, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the matters discussed below.

On July 17, 2012, the company entered into a two-year $150.0 million accounts receivables loan and security facility (the “securitization facility”), expiring July 17, 2015. Under the terms of the securitization facility, certain affiliates of the company will sell, on an ongoing basis, specified trade receivables to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivable as collateral for any borrowings under the facility. The assets and liabilities of the affiliates will be reflected in our consolidated financial statements.

On July 19, 2013, the company completed its previously announced acquisition of the Acquired Hostess Assets. The purchase price was reduced to $355.0 million as a result of a purchase price adjustment related to the Butternut trademark. This acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. We believe this acquisition will enable us to enter new markets, introduce the Acquired Hostess Assets into our markets, and expand our brands into legacy Hostess markets. We expect to record acquisition costs in excess of $5.0 million during our third quarter of fiscal 2013 for the Acquired Hostess Assets acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 13, 2013 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

There were several significant events during the twenty-eight weeks ended July 13, 2013 that will provide additional context while reading this discussion. These events include:

•

Stock Split — On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

•

Sara Lee and Earthgrains acquisition — On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”). The cash used to acquire these assets was approximately $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $51.3 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition. The escrow holdback is described in more detail in Note 4, Acquisitions.

•

Acquired Hostess Assets acquisition of a business — On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and approximately 38 depots (the “Acquired Hostess Assets”) for a purchase price of $360.0 million. We received approval for the Acquired Hostess Assets bid on January 25, 2013. The company paid $18.0 million as a deposit for the Acquired Hostess Assets bid that is recorded in other current assets on the condensed consolidated balance sheet as of July 13, 2013. On July 19, 2013, after the end of the company’s second quarter of fiscal 2013, the company completed the Acquired Hostess Assets acquisition for $355.0 million as a result of a purchase price adjustment related to the Butternut trademark. Also, the company purchased 36 depots as opposed to the 38 depots included in the original bid. The second Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million, but was topped by another bidder, and, as a result, the agreement terminated and we received a break-up fee of $0.9 million during the first quarter of 2013.

•

New term loan — On April 5, 2013, we announced that we entered into a senior unsecured delayed-drawn term loan facility (“new term loan”) with a commitment of up to $300.0 million to finance a portion of the pending acquisition of the Acquired Hostess Assets, and to pay certain acquisition-related costs and expenses. There were $1.7 million in financing fees associated with this new term loan, which includes a fee of 20 basis points on the daily undrawn portion from May 1, 2013 through the borrowing date of July 18, 2013. The company borrowed $300.0 million under the new term loan on July 18, 2013 to fund a portion of the purchase price for the acquisition of the Acquired Hostess Assets.

•

Amendment to the Credit Facility and Term Loan — On April 5, 2013, we announced that we amended our existing $500.0 million senior unsecured revolving credit facility (as amended, the “credit facility”) and existing unsecured term loan (as amended, the “amended term loan”). The amendments provide for less restrictive leverage ratios and certain more favorable covenant terms, update the respective base agreements to address changes in law, and include applicable conforming changes in light of the new term loan. There were no costs associated with these amendments.

•

Securitization facility — On July 17, 2012 the company entered into a two-year $150.0 million accounts receivables loan and security facility (the “securitization facility”), expiring July 17, 2015. Under the terms of the securitization facility, certain affiliates of the company will sell, on an ongoing basis, specified trade receivables to a wholly-owned bankruptcy-remote entity which then sells an undivided interest in the receivable as collateral for any borrowings under the facility. The assets and liabilities of the affiliates will be reflected in our consolidated financial statements. The company used a portion of the available borrowings under the securitization facility to fund part of the purchase price for the Acquired Hostess Assets.

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

Consumers and our product portfolio

The company recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and outside resources used to stay current on changing taste, flavor, texture, and shape trends in bakery products and food in general. Our marketing, quality assurance, and research and development staffs collaborate regularly as new products are considered, developed, tested, and introduced.

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

Through the years, the company’s product offerings have included some form of cake. In recent years, snack cakes have been developed and introduced under several brands, such as Bluebird and Mrs. Freshley’s. In 2011, the company acquired Tasty Baking Co. (“Tasty”) resulting in the addition of the iconic Tastykake brand to our brand portfolio. Prior to the acquisition, Tasty operated two bakeries in Pennsylvania and served customers primarily in the northeastern U. S. with an extensive line of Tastykake branded snack cakes. Subsequent to the acquisition, we have expanded Tastykake to the majority of our other markets.

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

The company is also committed to maintaining a shared Information Technology group that meets all of our bakeries’ needs and maximizes efficiencies where available. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory.

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

Competition and risks

In January 2012, Hostess filed for bankruptcy for the second time since 2004. In November 2012, they filed a liquidation motion seeking permission to wind down the business. The motion was approved on November 21, 2012. At that time, Hostess immediately stopped production and sold out their remaining inventory. They discontinued serving their customers by late November 2012. These events impacted the industry as these sales shifted to other providers to meet consumers’ needs. These providers included Flowers, Grupo Bimbo (the “Arnolds”, “Thomas”, “Sara Lee”, and “Entenmann’s” brands), Campbell Soup Company (the “Pepperidge Farm” brands), smaller regional bakeries, retailer-owned bakeries, and store brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing and service. Sales for the twelve weeks ended July 13, 2013 increased 31.8% over the twelve weeks ended July 14, 2012. Sales for the twenty-eight weeks ended July 13, 2013 increased 28.4% over the twenty-eight weeks ended July 14, 2012. As disclosed throughout this report, this increase was primarily due to volume increases resulting from the Hostess liquidation and, to a lesser extent, the Lepage acquisition in fiscal 2012 and the Sara Lee and Earthgrains acquisition in 2013. While we expect sales to grow, we cannot provide any assurance regarding the level of growth considering the current economic environment and competitive landscape in the baking industry. The baking industry will continue to see market fluctuations as companies compete for market position in the absence of Hostess.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 13, 2013 and July 14, 2012, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012	Dollars	%
Sales
DSD segment	$740,470	$564,409	82.4	82.8	$176,061	31.2
Warehouse segment	157,683	117,152	17.6	17.2	40,531	34.6

Total	$898,153	$681,561	100.0	100.0	$216,592	31.8

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$356,176	$277,455	48.1	49.2	$78,721	28.4
Warehouse segment (1)	115,438	88,203	73.2	75.3	27,235	30.9

Total	$471,614	$365,658	52.5	53.7	$105,956	29.0

Selling, distribution and administrative expenses
DSD segment (1)	$286,123	$217,237	38.6	38.5	$68,886	31.7
Warehouse segment(1)	23,205	18,482	14.7	15.8	4,723	25.6
Corporate(2)	16,618	10,512	—	—	6,106	58.1

Total	$325,946	$246,231	36.3	36.1	$79,715	32.4

Depreciation and amortization
DSD segment(1)	$21,729	$18,148	2.9	3.2	$3,581	19.7
Warehouse segment(1)	3,882	4,147	2.5	3.5	(265)	(6.4)
Corporate(2)	132	(40)	—	—	172	NM

Total	$25,743	$22,255	2.9	3.3	$3,488	15.7

Income from operations
DSD segment(1)	$76,442	$51,569	10.3	9.1	$24,873	48.2
Warehouse segment(1)	15,158	6,320	9.6	5.4	8,838	139.8
Corporate(2)	(16,750)	(10,472)	—	—	(6,278)	(60.0)

Total	$74,850	$47,417	8.3	7.0	$27,433	57.9

Interest expense, net	$2,700	$2,935	0.3	0.4	$(235)	(8.0)
Income taxes	$25,690	$16,102	2.9	2.4	$9,588	59.5

Net income	$46,460	$28,380	5.2	4.2	$18,080	63.7

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM. Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 13, 2013 and July 14, 2012, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012	Dollars	%
Sales
DSD segment	$1,662,874	$1,301,707	82.0	82.4	$361,167	27.7
Warehouse segment	366,089	278,060	18.0	17.6	88,029	31.7

Total	$2,028,963	$1,579,767	100.0	100.0	$449,196	28.4

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$787,585	$636,664	47.4	48.9	$150,921	23.7
Warehouse segment(1)	269,327	207,972	73.6	74.8	61,355	29.5

Total	$1,056,912	$844,636	52.1	53.5	$212,276	25.1

Selling, distribution and administrative expenses
DSD segment(1)	$647,255	$507,684	38.9	39.0	$139,571	27.5
Warehouse segment(1)	53,747	44,101	14.7	15.9	9,646	21.9
Corporate(2)	36,383	24,718	—	—	11,665	47.2

Total	$737,385	$576,503	36.3	36.5	$160,882	27.9

Depreciation and amortization
DSD segment(1)	$50,424	$41,968	3.0	3.2	$8,456	20.1
Warehouse segment(1)	9,197	10,073	2.5	3.6	(876)	(8.7)
Corporate(2)	311	(47)	—	—	358	NM

Total	$59,932	$51,994	3.0	3.3	$7,938	15.3

Gain on acquisition
DSD segment(1)	$51,320	$—	3.1	—	$51,320	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$51,320	$—	2.5	—	$51,320	NM

Income from operations
DSD segment(1)	$228,930	$115,391	13.8	8.9	$113,539	98.4
Warehouse segment(1)	33,818	15,914	9.2	5.7	17,904	112.5
Corporate(2)	(36,694)	(24,671)	—	—	(12,023)	(48.7)

Total	$226,054	$106,634	11.1	6.7	$119,420	112.0

Interest expense, net	$7,255	$2,959	0.4	0.2	$4,296	NM
Income taxes	$59,064	$37,352	2.9	2.4	$21,712	58.1

Net income	$159,735	$66,323	7.9	4.2	$93,412	140.8

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM. Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 13, 2013 COMPARED TO TWELVE WEEKS ENDED JULY 14, 2012

Consolidated Sales.

	For the Twelve Weeks Ended July 13, 2013		For the Twelve Weeks Ended July 14, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$492,091	54.8%	$358,087	52.5%	37.4%
Store Branded Retail	160,260	17.8	125,134	18.4	28.1%
Non-Retail and Other	245,802	27.4	198,340	29.1	23.9%

Total	$898,153	100.0%	$681,561	100.0%	31.8%

The 31.8% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.9)%
Volume	21.8%
Acquisition	10.9%

Total Percentage Change in Sales	31.8%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions, partially offset by unfavorable net pricing/mix that was the result of a significant increase in the sale of single serve cake items. The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Lepage and Sara Lee California acquisitions. Significant increases in branded soft variety, white bread, and snack cake drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases and the Lepage acquisition contribution. Increases in buns and rolls, white bread, and variety bread categories primarily drove the volume increases. The increase in non-retail and other sales was due to significant volume increases, largely foodservice and vending and, to a lesser extent, the Lepage acquisition contribution.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended July 13, 2013		For the Twelve Weeks Ended July 14, 2012		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$457,613	61.8%	$335,044	59.4%	36.6%
Store Branded Retail	126,861	17.1	98,945	17.5	28.2%
Non-Retail and Other	155,996	21.1	130,420	23.1	19.6%

Total	$740,470	100.0%	$564,409	100.0%	31.2%

The 31.2% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.5%
Volume	15.5%
Acquisition	13.2%

Total Percentage Change in Sales	31.2%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Lepage and Sara Lee California acquisitions. Increases in brand soft variety, brand white bread, and brand cake contributed the most growth and were attributable to volume increases. The increase in store branded retail sales was due to volume increases and the Lepage acquisition. Increases in the white bread and buns and rolls categories primarily drove the volume increase. These increases were partially offset by approximately $5.2 million of store branded snack cake that is now sold through our warehouse segment. This operational change negatively affected DSD segment sales approximately 1.0%. The increase in non-retail and other sales was due to volume increases and, to a lesser extent, pricing/mix increases.

Warehouse Segment Sales.

	For the Twelve Weeks Ended July 13, 2013		For the Twelve Weeks Ended July 14, 2012		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$34,478	21.9%	$23,043	19.7%	49.6%
Store Branded Retail	33,399	21.2	26,189	22.4	27.5%
Non-Retail and Other	89,806	56.9	67,920	57.9	32.2%

Total	$157,683	100.0%	$117,152	100.0%	34.6%

The 34.6% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(8.4)%
Volume	43.0%

Total Percentage Change in Sales	34.6%

Sales category discussion

The overall increase in sales was driven by significant volume increases, partially offset by price/mix decreases in snack cake and foodservice. The increase in branded retail sales was primarily the result of increased branded snack cake volume, partially offset by unfavorable price/mix. The increase in store branded retail sales was due to volume increases in store branded cake and, to a lesser extent, by price/mix increases. These increases were partially affected by approximately $5.2 million of store branded snack cake that was previously sold through our DSD segment as discussed above. This operational change positively affected warehouse delivery segment sales approximately 4.5%, increasing volume, but negatively impacting mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to significant volume increases, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.8%	27.3%	(0.5)%
Workforce-related costs	12.8	14.2	(1.4)
Packaging	4.5	4.7	(0.2)
Utilities	1.5	1.7	(0.2)
Other	6.9	5.8	1.1

Total	52.5%	53.7%	(1.2)%

The ingredient costs decrease as a percent of sales was from higher sales of outside purchased products (sales with no associated ingredient costs). The cost of these outside purchases is included in the other line item component. Decreases in workforce-related costs as a percent of sales were from increased sales volume, lower costs at Lepage, and increased sales of outside purchased products (sales with no associated workforce-related costs). Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and are expected to continue that trend throughout 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.6%	23.9%	(0.3)%
Workforce-related costs	10.9	12.0	(1.1)
Packaging	3.2	3.3	(0.1)
Utilities	1.4	1.5	(0.1)
Other	9.0	8.5	0.5

Total	48.1%	49.2%	(1.1)%

Workforce-related costs decreased as a percent of sales due to significant volume increases, lower costs at Lepage, and increased outside purchases as discussed above. The overall increase in the other line item component is due to the Sara Lee California products purchased directly from BBU.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	41.9%	43.9%	(2.0)%
Workforce-related costs	21.7	24.9	(3.2)
Packaging	10.5	11.5	(1.0)
Repairs and maintenance	2.9	3.2	(0.3)
Utilities	1.9	2.2	(0.3)
Other	(5.7)	(10.4)	4.7

Total	73.2%	75.3%	(2.1)%

The warehouse segment’s decrease in ingredient costs and packaging costs as a percent of sales was from the sales transferred from our DSD segment described above (sales with no associated ingredient or packaging costs). The effect of this transfer was a 200 basis point benefit to ingredient and packaging costs as a percent of sales. Excluding the effect of this sales transfer, the decrease in ingredients was primarily attributed to increases in outside purchases of product (sales with no associated ingredient costs) that are included in the other line item component in the above table. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales (sales with no associated workforce-related costs). The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD segment to the warehouse segment discussed above.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4%	16.5%	0.9%
Distributor distribution fees	12.3	13.5	(1.2)
Other	6.6	6.1	0.5

Total	36.3%	36.1%	0.2%

The increase in workforce-related costs was primarily attributable to the Lepage acquisition because Lepage generally uses employees to deliver product instead of independent distributors. In addition, workforce-related costs increased due to the Sara Lee California acquisition. We are transitioning the Sara Lee California employee delivery route system to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs also increased because employee incentive programs were higher in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The distributor distribution fees decreased due to Lepage and the California employee delivery routes discussed above. Acquisition-related costs were $5.7 million in the second quarter of fiscal 2013 compared to $2.3 million in the second quarter of fiscal 2012 and negatively affected costs quarter over quarter. The increase in acquisition-related costs was primarily for costs associated with the Acquired Hostess Assets.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8%	16.5%	1.3%
Distributor distribution fees	15.0	16.3	(1.3)
Other	5.8	5.7	0.1

Total	38.6%	38.5%	0.1%

The increase in workforce-related costs was primarily attributable to the Lepage acquisition because Lepage generally uses employees to deliver product instead of independent distributors. In addition, workforce-related costs increased due to the Sara Lee California acquisition. We are transitioning the Sara Lee California employee delivery route system to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs were also negatively affected by higher company employee incentive program costs in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The distributor distribution fees decreased due to Lepage and the California employee delivery routes discussed above.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.9%	9.0%	(0.1)%
Freezer storage/rent	1.8	1.9	(0.1)
Distribution costs	0.8	1.1	(0.3)
Other	3.2	3.8	(0.6)

Total	14.7%	15.8%	(1.1)%

The overall decrease in selling, distribution and administrative expenses was primarily driven by decreases in workforce-related costs. These costs were lower because of higher sales volumes which spread the costs over a larger base. These decreases were partially offset by increased broker commissions due to increased sales volume. Higher sales that spread fixed costs over the larger sales base drove the decrease in the other line item component. Workforce-related costs were also negatively affected by higher employee incentive program expenses in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Depreciation and Amortization. Depreciation and amortization increased primarily as a result of the Lepage and Sara Lee California acquisitions, partially offset by decreases resulting from fully depreciated property, plant and equipment.

The DSD segment’s depreciation and amortization expense increased primarily due to the Lepage and Sara Lee California acquisitions.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the second quarter of fiscal 2012.

Income from Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD segment	48.2%
Warehouse segment	139.8
Unallocated corporate	(60.0)
Consolidated	57.9%

The increase in the DSD segment income was driven by significantly higher sales volumes and the Lepage acquisition. The increase in the warehouse segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to higher acquisition costs associated with the Sara Lee California acquisition, higher acquisition costs related to the Acquired Hostess Assets acquisition on July 19, 2013 (the company’s third quarter), and higher workforce-related costs. Any costs associated with the purchase of the Acquired Hostess Assets are expected to continue to negatively impact unallocated corporate expenses during 2013.

Net Interest Expense. The change was related to higher interest income in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Income Taxes. The effective tax rate for the second quarter of fiscal 2013 was 35.6% compared to 36.2% in the second quarter of the prior year. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

TWENTY-EIGHT WEEKS ENDED JULY 13, 2013 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 14, 2012

Consolidated Sales.

	For the Twenty-Eight Weeks Ended July 13, 2013		For the Twenty-Eight Weeks Ended July 14, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,103,981	54.4%	$822,974	52.1%	34.1%
Store Branded Retail	352,177	17.4	280,847	17.8	25.4%
Non-Retail and Other	572,805	28.2	475,946	30.1	20.4%

Total	$2,028,963	100.0%	$1,579,767	100.0%	28.4%

The 28.4% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	(1.0)%
Volume	20.4%
Acquisition	9.0%

Total Percentage Change in Sales	28.4%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions, partially offset by unfavorable net pricing/mix in total sales primarily the result of a significant increase in the sale of single serve cake items. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Significant increases in branded soft variety, snack cake, and white bread drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases and the Lepage acquisition contribution. Increases in the buns and rolls, white bread, and variety bread categories primarily drove the volume increases. The increase in non-retail and other sales was due to volume increases, largely foodservice and vending, and, to a lesser extent, the Lepage acquisition contribution.

Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended July 13, 2013		For the Twenty-Eight Weeks Ended July 14, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,022,937	61.5%	$769,730	59.1%	32.9%
Store Branded Retail	270,136	16.2	216,660	16.6	24.7%
Non-Retail and Other	369,801	22.3	315,317	24.3	17.3%

Total	$1,662,874	100.0%	$1,301,707	100.0%	27.7%

The 27.7% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	1.5%
Volume	15.2%
Acquisition	11.0%

Total Percentage Change in Sales	27.7%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Increases in brand soft variety, brand cake, and brand white bread contributed the most growth and were attributable to volume increases. The increase in store branded retail sales was due to volume increases and the Lepage acquisition. Increases in the white bread and buns and rolls categories primarily drove the volume increase. These increases were partially offset by approximately $14.4 million of store branded snack cake that is now sold through our warehouse segment. This operational change negatively affected DSD segment sales approximately 1.1%. The increase in non-retail and other sales was due to volume increases and, to a lesser extent, the Lepage acquisition.

Warehouse Segment Sales.

	For the Twenty-Eight Weeks Ended July 13, 2013		For the Twenty-Eight Weeks Ended July 14, 2012		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$81,044	22.1%	$53,244	19.1%	52.2%
Store Branded Retail	82,041	22.4	64,187	23.1	27.8%
Non-Retail and Other	203,004	55.5	160,629	57.8	26.4%

Total	$366,089	100.0%	$278,060	100.0%	31.7%

The 31.7% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	(5.4)%
Volume	37.1%

Total Percentage Change in Sales	31.7%

Sales category discussion

The overall increase in sales was driven by significant volume increases, partially offset by price/mix decreases in snack cake and foodservice. The increase in branded retail sales was primarily the result of significant increases in branded snack cake volume, partially offset by unfavorable price/mix. The increase in store branded retail sales was due to volume increases in store branded cake and, to a lesser extent, by price/mix increases. These increases were partially affected by approximately $14.4 million of store branded snack cake that were previously sold through our DSD segment as discussed above. This operational change positively affected warehouse segment sales approximately 5.2%, increasing volume, but negatively impacting mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to volume increases in vending and foodservice, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	27.1%	27.6%	(0.5)%
Workforce-related costs	12.8	14.1	(1.3)
Packaging	4.5	4.8	(0.3)
Utilities	1.4	1.6	(0.2)
Other	6.3	5.4	0.9

Total	52.1%	53.5%	(1.4)%

The ingredient costs decrease as a percent of sales was from higher sales of outside purchased products (sales with no associated ingredient costs). The cost of these outside purchases is included in the other line item component. Decreases in workforce-related costs as a percent of sales were from increased sales volume, lower costs at Lepage, and increased sales of outside purchased products (sales with no associated workforce-related costs). Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and are expected to continue that trend throughout 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.7%	23.9%	(0.2)%
Workforce-related costs	10.9	11.9	(1.0)
Packaging	3.2	3.3	(0.1)
Utilities	1.3	1.5	(0.2)
Other	8.3	8.3	—

Total	47.4%	48.9%	(1.5)%

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

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	42.4%	44.9%	(2.5)%
Workforce-related costs	21.5	24.6	(3.1)
Packaging	10.4	11.7	(1.3)
Utilities	1.8	2.2	(0.4)
Other	(2.5)	(8.6)	6.1

Total	73.6%	74.8%	(1.2)%

The warehouse segment’s decrease in ingredient costs and packaging costs as a percent of sales was from the sales transferred from our DSD segment described above (sales with no associated ingredient or packaging costs). The effect of this transfer was a 210 basis point benefit to ingredient and packaging costs as a percent of sales. Excluding the effect of this sales transfer, the decrease in ingredients was primarily attributed to increases in outside purchases of product (sales with no associated ingredient costs) that are included in the other line item component in the above table. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales (sales with no associated workforce-related costs). The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD segment to the warehouse segment discussed above.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6%	17.0%	0.6%
Distributor distribution fees	12.4	13.5	(1.1)
Other	6.3	6.0	0.3

Total	36.3%	36.5%	(0.2)%

The increase in workforce-related costs was primarily attributable to the Lepage acquisition because they generally use employees to deliver product instead of independent distributors. In addition, workforce-related costs increased due to the Sara Lee California acquisition. We are transitioning the Sara Lee California employee delivery route system to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs also increased because company employee incentive program costs were higher in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Acquisition-related costs were $10.3 million for the twenty-eight weeks ended July 13, 2013 compared to $3.4 million for the twenty-eight weeks ended July 14, 2012 and negatively affected costs period over period. The increase in acquisition-related costs was primarily for costs associated with the Sara Lee California acquisition and the acquisition of Acquired Hostess Assets.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.0%	17.1%	0.9%
Distributor distribution fees	15.1	16.4	(1.3)
Other	5.8	5.5	0.3

Total	38.9%	39.0%	(0.1)%

The increase in workforce-related costs was attributable to Lepage because they generally use employees to deliver product instead of independent distributors, as well as higher workforce-related costs due to the Sara Lee California acquisition. We are transitioning the Sara Lee California employee delivery route system to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs also increased because company employee incentive program costs were higher in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.The distributor distribution fees decreased due to Lepage and the California employee delivery routes as discussed above.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 13, 2013 % of sales	July 14, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.9%	9.1%	(0.2)%
Freezer storage/rent	1.7	1.9	(0.2)
Distribution costs	0.8	1.2	(0.4)
Other	3.3	3.7	(0.4)

Total	14.7%	15.9%	(1.2)%

The overall decrease in selling, distribution and administrative expenses was primarily driven by decreases in distribution costs. These costs were lower because of higher sales volumes which spread the costs over a larger base. These decreases were partially offset by increased broker commissions due to increased sales volume. Higher sales that spread fixed costs over the larger sales base drove the decrease in the other line item component.

Depreciation and Amortization. Depreciation and amortization increased due primarily to the Lepage acquisition, partially offset by decreases resulting from fully depreciated property, plant and equipment.

The DSD segment’s depreciation and amortization expense increased primarily due to the Lepage acquisition.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the second quarter of fiscal 2012.

Gain on acquisition. On February 23, 2013 the company completed its acquisition of certain assets and trademark licenses from BBU. The cash used to acquire these assets was approximately $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this transaction with cash on hand and available holdings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $51.3 million after tax.

Income From Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD segment	98.4%
Warehouse segment	112.5
Unallocated corporate	(48.7)
Consolidated	112.0%

The increase in the DSD segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 44.5% of the DSD segment increase in operating income. Excluding the gain on acquisition, the increase was 53.9% which was driven by significantly higher sales volumes and the Lepage acquisition. The increase in the warehouse segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses (which resulted in a decrease in the operating income) was primarily due to higher acquisition costs associated with the Sara Lee California acquisition, higher acquisition costs for the Acquired Hostess Assets acquisition, and higher workforce-related costs. Any costs associated with the Acquired Hostess Asset acquisition are expected to continue to negatively impact unallocated corporate expenses during 2013.

Net Interest Expense. The change was related to higher interest expense from the issuance of the company’s ten-year 4.375% senior notes on April 3, 2012 (the “notes”) and higher amounts outstanding under the company’s unsecured credit facility.

Income Taxes. The effective tax rate for the twenty-eight weeks ended July 13, 2013 and July 14, 2012 was 27.0% and 36.0%, respectively. The decrease in the current period’s rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes in the first quarter of fiscal 2013. The gain was treated as a permanent, discrete item in the tax provision, and favorably impacts the year to date rate by approximately 8%. The other significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

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

Cash Flows

Subsequent to the end of the second quarter, on July 19, 2013 the acquisition of the Acquired Hostess Assets, described in the Overview above, required approximately $355.0 million in cash (excluding acquisition-related costs) of which $18.0 million was paid as a deposit during the first quarter of fiscal 2013. This transaction was financed with cash on hand, funds available under the new term loan, and funds available under the securitization facility. The Sara Lee California and Earthgrains acquisitions in the first quarter of fiscal 2013, described in the Overview above, required approximately $50.0 million in cash.

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

Flowers cash and cash equivalents were $12.1 million at July 13, 2013 as compared to $13.3 million at December 29, 2012. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash flow component	July 13, 2013	July 14, 2012	Change
Cash flows provided by operating activities	$175,602	$126,802	$49,035
Cash disbursed for investing activities	(114,847)	(27,258)	(87,824)
Cash provided by financing activities	(61,973)	115,002	(176,975)

Total change in cash	$(1,218)	$214,546	$(215,764)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	Change
Depreciation and amortization	$59,932	$51,994	$7,938
Gain on acquisition	(51,320)	—	(51,320)
Stock-based compensation	9,690	4,894	4,796
Loss (gain) reclassified from accumulated other comprehensive income to net income	12,040	21,234	(9,194)
Deferred income taxes	(4,595)	1,010	(5,605)
Provision for inventory obsolescence	851	598	253
Bad debt expense (allowance for accounts receivable)	3,262	827	2,435
Pension and postretirement plans (income) expense	(1,099)	845	(1,944)
Other non-cash	(1,308)	(1,055)	(253)

Net non-cash adjustment to net income	$27,453	$80,347	$(52,894)

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	Change
Changes in accounts receivable, net	$(12,279)	$(18,272)	$5,993
Changes in inventories, net	(5,893)	(5,284)	(609)
Changes in hedging activities, net	(27,869)	5,962	(33,831)
Changes in other assets, net	4,190	9,456	(5,266)
Changes in accounts payable, net	7,914	498	7,416
Changes in other accrued liabilities, net	24,894	3,915	20,979
Pension contributions	(2,543)	(16,143)	13,600

Net changes in working capital and pension contributions	$(11,586)	$(19,868)	$8,282

The change in depreciation and amortization was primarily due to the Lepage and Sara Lee California acquisitions. Depreciation and amortization increased $6.1 million for these acquisitions. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and the significant increase of our stock price in this year. Also, the award in 2013 was on January 1, 2013 and was, therefore, included in the entire first and second quarter. The bad debt expense increased because of write-downs for two specific customers that occurred in the first and second quarters of fiscal 2013. The pension and postretirement plan (income) expense decreased because we recognized income during fiscal 2013 compared to expense during fiscal 2012. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2012. As of July 13, 2013 and December 29, 2012, the company had $21.7 million and $9.0 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

During 2013, the company expects to contribute an additional $13.2 million to our qualified pension plans and expects to pay an additional $0.3 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $13.4 million during the first quarter of 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 13, 2013 and July 14, 2012 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	Change
Purchase of property, plant, and equipment	$(46,335)	$(29,235)	$(17,100)
Repurchase of distributor territories	(26,947)	(7,002)	(19,945)
Principal payments from notes receivable	11,254	7,998	3,256
Acquisition of businesses, net of cash acquired	(50,129)	—	(50,129)
Proceeds from sales of distribution territories	14,039	—	14,039
Deposit paid for potential acquisition	(18,000)	—	(18,000)
Proceeds from sale of property, plant and equipment	1,271	981	290

Net cash disbursed for investing activities	$(114,847)	$(27,258)	$(87,589)

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Assets acquisition required approximately $337.2 million in cash when the acquisition closed on July 19, 2013, subsequent to the end of the second quarter of fiscal 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Assets acquisition at closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. Capital expenditures for the DSD and warehouse segments were $34.0 million and $5.2 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2013. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory roll-out in the first and second quarters of fiscal 2013. Prior to the acquisition, and currently, Lepage generally does not use the independent distributor model to deliver their products. However, we intend to implement the independent distributor model at Lepage in the near future, which we expect to cause changes to the amount outstanding under the distributor notes in fiscal 2013 and affect the principal payments received by us in the future.

Cash Flows Provided by Financing Activities. The table below presents net cash provided by financing activities for the twenty-eight weeks ended July 13, 2013 and July 14, 2012, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	Change
Dividends paid	$(45,919)	$(42,325)	$(3,594)
Exercise of stock options, including windfall tax benefit	15,277	9,390	5,887
Payment of debt issuance costs and financing fees	(1,351)	(3,875)	2,524
Stock repurchases	(3,790)	(1,354)	(2,436)
Change in bank overdrafts	(2,323)	(5,149)	2,826
Net debt and capital lease obligations payments	(23,815)	158,315	(182,130)
Other financing activities	(52)	—	(52)

Net cash provided by financing activities	$(61,973)	$115,002	$(176,975)

Our dividend payout increased 5.5% beginning with the dividend paid on June 19, 2013 when compared to the dividend paid on June 29, 2012. The compound annual growth rate for our dividend payout rate from fiscal 2008 to fiscal 2012 was 15.6%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of July 13, 2013 there were nonqualified stock option grants of 5,450,223 shares that were exercisable. These have a remaining contractual life of approximately 2.60 years and a weighted average exercise price of $10.77 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

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

At December 29, 2012, there was $67.5 million due under our term loan by August 2013 in four equal payments. The first of these payments was made on December 31, 2012 with additional payments made on March 28, 2013 and on June 28, 2013. The remaining $16.9 million is recorded as a current liability in our Consolidated Balance Sheet at July 13, 2013. The final payment was made on August 5, 2013.

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

Senior Notes, Credit Facility, and Term Loan

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the Acquired Hostess Assets acquisition and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Assets acquisition as disclosed in Note 16, Subsequent Events.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.4 million in connection with the new term loan through July 13, 2013, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes. On April 3, 2012, the company issued $400 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of July 13, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 13, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $138.7 million and $110.5 million in outstanding borrowings under the credit facility at July 13, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $87.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the twenty-eight weeks ended July 13, 2013 the company borrowed $1,024.3 million in revolving borrowings under the credit facility and repaid $996.1 million in revolving borrowings. The amount available under the credit facility is reduced by $15.9 million for letters of credit. On July 13, 2013, the company had $345.4 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provides for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments are due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended term loan and meet the financial requirements until the maturity date. As of July 13, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of July 13, 2013 and December 29, 2012, the amounts outstanding under the amended term loan were $16.9 million and $67.5 million, respectively. The final payment of $16.9 million, which repaid the term loan in full, was made on August 5, 2013.

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

Uses of Cash

On February 15, 2013, the Board of Directors declared a dividend of $0.1067 per share on the company’s common stock that was paid on March 15, 2013 to shareholders of record on March 1, 2013. This dividend payment was $22.1 million. On May 22, 2013, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock that was paid on June 19, 2013 to shareholders of record on June 5, 2013. This dividend payment was $23.4 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2013, 204,934 shares, at a cost of $3.8 million of the company’s common stock were purchased under the plan. No shares were purchased under the plan during the second quarter of fiscal 2013. From the inception of the plan through July 13, 2013, 58.3 million shares, at a cost of $453.3 million, have been purchased.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the first and second quarters of fiscal 2013, the company contributed a total of $2.5 million to company pension plans. We expect to contribute an additional $13.2 million during the remainder of fiscal 2013.

During the first quarter of fiscal 2013, and as discussed in the Overview section above, the company paid $50.0 million in connection with the Sara Lee California acquisition for the (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California.

On July 19, 2013, the company used approximately $337.2 million in cash to acquire the Acquired Hostess Assets as discussed in the Overview. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price at closing. The funding for the Acquired Hostess Assets came from cash on hand and drawings under the new term loan and the securitization facility.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 13, 2013, the company’s hedge portfolio contained commodity derivatives with a fair value of $(13.2) million. Of this fair value, $(12.0) million is based on quoted market prices and $(1.2) million is based on models and other valuation methods. Approximately $(9.6) million, $(3.3) million, $(0.2) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2013 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 13, 2013, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $17.2 million and (17.3) million, respectively. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of July 13, 2013.

The company entered into interest rate swaps with notional amounts of $85.0 million, and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc. As of July 13, 2013, the fair value of these interest rate swaps was $(0.1) million. The current notional amount of the swaps for the amortizing loan is $9.6 million. All of this fair value is based on valuation models and all of this fair value is related to instruments expiring in 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 13, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of internal control over financial reporting as of July 13, 2013, management has excluded Lepage because it was acquired by the company in a purchase business combination in July 2012. Lepage’s revenues for the twelve and twenty-eight weeks ended July 13, 2013 of $50.6 million and $109.0 million, respectively, represents approximately 5.6% and 5.4% of our consolidated revenue. Lepage’s assets, including intangible assets, represent approximately 18.4% of our consolidated assets at July 13, 2013. We will include Lepage in our third quarter assessment of internal control over financial reporting.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleged that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserted that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods sought actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. This lawsuit was settled at the closing of the Acquired Hostess Assets acquisition.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 29, 2012 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first and second quarters of fiscal 2013.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/S/ ALLEN L. SHIVER
Name:	Allen L. Shiver
Title:	President and Chief Executive Officer

By:	/S/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/S/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 13, 2013

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.4	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein dated May 31, 2012. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.5	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).

4.4	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.5	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.6	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.7	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein. (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

Exhibit No		Name of Exhibit

10.2	—	First Amendment to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.3	—	Second Amendment to Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.4	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.5	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

10.6	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.7	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.8	—	Receivables Loan and Security Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).

10.9+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.10+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.11+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.12+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.13+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.14+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.15+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16+	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

Exhibit No		Name of Exhibit

10.17+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18+	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.19+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.20+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.21+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.22+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 13, 2013.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement