Form 10-Q
period 2013-10-05
FLOWERS FOODS INC
filed 2013-11-07
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 1, 2013
Common Stock, $.01 par value	208,526,520

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including, advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology and customer requirements as required;

•	the credit and business risks associated with independent distributors and our customers which operate in the highly competitive retail food and foodservice industries, including the amount of consolidation in these industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	consolidation within the baking industry and related industries;

•	the failure of our information technology systems to perform adequately, including any interruptions, intrusions or security breaches of such systems;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, technological breakdowns, product contamination or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events; and

•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	October 5, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,655	$13,275

Accounts and notes receivable, net of allowances of $3,445 and $386, respectively	266,839	256,235

Inventories, net:
Raw materials	35,491	32,731
Packaging materials	21,542	18,885
Finished goods	46,406	39,394

	103,439	91,010

Spare parts and supplies	47,511	45,239

Deferred taxes	29,572	29,198

Other	29,162	29,494

Total current assets	487,178	464,451

Property, Plant and Equipment, net of accumulated depreciation of $884,254 and $811,161, respectively	893,708	725,836

Notes Receivable	134,176	102,723

Assets Held for Sale — Distributor Routes	31,392	30,116

Other Assets	15,339	14,442

Goodwill	276,230	269,897

Other Intangible Assets, net	663,393	388,384

Total assets	$2,501,416	$1,995,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$23,171	$71,996
Accounts payable	157,154	153,956
Other accrued liabilities	140,235	129,006

Total current liabilities	320,560	354,958

Long-term Debt:
Total long-term debt	903,451	535,016

Other Liabilities:
Post-retirement/post-employment obligations	139,895	159,158
Deferred taxes	74,413	39,206
Other	56,776	48,891

Total other liabilities	271,084	247,255

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued or outstanding	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued or outstanding	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 20,203,065 shares and 14,214,819 shares, respectively	(187,952)	(196,465)
Capital in excess of par value	589,067	571,924
Retained earnings	720,576	597,629
Accumulated other comprehensive loss	(115,569)	(114,667)

Total stockholders’ equity	1,006,321	858,620

Total liabilities and stockholders’ equity	$2,501,416	$1,995,849

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Sales	$878,492	$717,282	$2,907,455	$2,297,049
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	467,798	382,508	1,524,710	1,227,144
Selling, distribution and administrative expenses	327,529	257,326	1,064,914	833,829
Depreciation and amortization	29,837	24,757	89,769	76,751
Gain on acquisition	—	—	(50,071)	—

Income from operations	53,328	52,691	278,133	159,325
Interest expense	(7,077)	(6,708)	(22,087)	(17,014)
Interest income	3,906	3,140	11,661	10,487

Income before income taxes	50,157	49,123	267,707	152,798
Income tax expense	16,269	17,892	75,333	55,244

Net income	$33,888	$31,231	$192,374	$97,554

Net Income Per Common Share:
Basic:
Net income per common share	$0.16	$0.15	$0.93	$0.48

Weighted average shares outstanding	208,428	207,040	207,747	204,522

Diluted:
Net income per common share	$0.16	$0.15	$0.91	$0.47

Weighted average shares outstanding	212,364	209,576	211,727	207,165

Cash dividends paid per common share	$0.1125	$0.1067	$0.3317	$0.3133

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net income	$33,888	$31,231	$192,374	$97,554

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service (credit) cost included in net income	(36)	(36)	(121)	(121)
Amortization of actuarial loss included in net income	763	679	2,543	2,264

Pension and postretirement plans, net of tax	727	643	2,422	2,143
Derivative instruments:
Net change in fair value of derivatives	(1,585)	39	(17,124)	2,988
Loss (Gain) reclassified to net income	5,906	2,677	13,800	16,737

Derivative instruments, net of tax	4,321	2,716	(3,324)	19,725

Other comprehensive income (loss), net of tax	5,048	3,359	(902)	21,868

Comprehensive income	$38,936	$34,590	$191,472	$119,422

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares Issued	Par Value		Retained Earnings		Number of Shares	Cost	Total
Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				192,374				192,374
Derivative instruments, net of tax					(3,324)			(3,324)
Pension and postretirement plans, net of tax					2,422			2,422
Adjustment for 3 for 2 stock split (Note 1)	76,241,577			(52)		(6,860,135)		(52)
Exercise of stock options			539			891,160	10,677	11,216
Deferred stock issuance			(752)			54,120	752	—
Amortization of share-based payment awards			11,430					11,430
Tax benefits related to share-based payment awards			6,800					6,800
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (Note 12)			(874)			63,232	874	—
Stock repurchases						(136,623)	(3,790)	(3,790)
Dividends paid on vested performance-contingent restricted stock awards				(386)				(386)
Dividends paid — $0.3317 per common share				(68,989)				(68,989)

Balances at October 5, 2013	228,729,585	$199	$589,067	$720,576	$(115,569)	(20,203,065)	$(187,952)	$1,006,321

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 5, 2013	October 6, 2012
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$192,374	$97,554
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(50,071)	—
Stock based compensation	12,698	7,012
Loss reclassified from accumulated other comprehensive income to net income	21,622	24,972
Depreciation and amortization	89,769	76,751
Deferred income taxes	(4,633)	3,155
Provision for inventory obsolescence	1,170	804
Allowances for accounts receivable	3,992	1,995
Pension and postretirement plans (benefit) expense	(1,570)	1,208
Other	(5,191)	(1,452)
Pension contributions	(12,760)	(18,143)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(11,833)	(30,518)
Inventories, net	(13,257)	(10,270)
Hedging activities, net	(26,676)	5,627
Other assets	(9,450)	10,343
Accounts payable	4,952	10,761
Other accrued liabilities	29,124	2,430

NET CASH PROVIDED BY OPERATING ACTIVITIES	220,260	182,229

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(71,846)	(49,188)
Proceeds from sale of property, plant and equipment	2,328	1,103
Repurchase of independent distributor territories	(23,631)	(9,640)
Principal payments from notes receivable	16,353	11,056
Proceeds from sales of distribution territories	14,604	—
Acquisition of businesses, net of cash acquired	(415,472)	(318,426)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(477,664)	(365,095)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid	(69,375)	(64,426)
Exercise of stock options	11,216	9,112
Excess windfall tax benefit related to share-based payment awards	6,755	1,544
Payments for debt issuance costs	—	(3,877)
Payment of financing fees	(2,111)	—
Stock repurchases	(3,790)	(13,587)
Change in bank overdraft	(614)	3,287
Proceeds from debt borrowings	1,887,000	1,179,181
Debt and capital lease obligation payments	(1,574,245)	(922,014)
Other financing activities	(52)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	254,784	189,220

Net (decrease) increase in cash and cash equivalents	(2,620)	6,354
Cash and cash equivalents at beginning of period	13,275	7,783

Cash and cash equivalents at end of period	$10,655	$14,137

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 5, 2013 and October 6, 2012 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 29, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2013 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 20, 2013 (sixteen weeks), second quarter ended July 13, 2013 (twelve weeks), third quarter ended October 5, 2013 (twelve weeks) and fourth quarter ending December 28, 2013 (twelve weeks).

STOCK SPLIT — On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split in the accompanying footnotes.

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (82% of total sales) operates 36 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (18% of total sales) operates 9 bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 5, 2013 and October 6, 2012. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
	(Percent of Sales)		(Percent of Sales)
DSD segment	17.2%	16.9%	17.1%	17.6%
Warehouse segment	2.9	2.9	3.1	3.4

Total	20.1%	19.8%	20.2%	21.0%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended October 5, 2013 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and 38 depots (the “Acquired Hostess Assets”) for a purchase price of $360.0 million. The company paid $18.0 million as a deposit for the Acquired Hostess Assets during our quarter ended April 20, 2013. On July 19, 2013, the company completed the Acquired Hostess Assets acquisition for a total cash payment of $355.0 million as a result of a purchase price adjustment related to the Butternut trademark. The total cash payment made by the company for the acquisition in the the quarter ended October 5, 2013 was $337.0 million. The company purchased 36 of the 38 depots included in the original bid. A second Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million that was topped by another bidder, as a result, the agreement terminated and we received a break-up fee of $0.9 million during the first quarter of 2013.

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million.

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

During the forty weeks ended October 5, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive income components (Note 2)	For the Twelve Weeks Ended October 5, 2013	For the Forty Weeks Ended October 5, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(21)	$(817)	Interest income (expense)
Commodity contracts	(9,582)	(21,622)	Cost of sales, Note 3

Total before tax	$(9,603)	$(22,439)	Total before tax
Tax (expense) or benefit	3,697	8,639	Tax (expense) or benefit

Total net of tax	$(5,906)	$(13,800)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$60	$199	Note 1, below
Actuarial losses	(1,241)	(4,137)	Note 1, below

Total before tax	$(1,181)	$(3,938)	Total before tax
Tax (expense) or benefit	454	1,516	Tax (expense) or benefit

Total net of tax	$(727)	$(2,422)	Net of tax benefit

Total reclassifications	$(6,633)	$(16,222)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 5, 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(17,124)	—	(17,124)
Reclassified to earnings from accumulated other comprehensive income	13,800	2,422	16,222

Accumulated other comprehensive loss, October 5, 2013	$(7,424)	$(108,145)	$(115,569)

4. ACQUISITIONS

Modesto acquisition

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD segment and the total goodwill for this acquisition was $4.2 million.

Acquired Hostess Assets

On July 19, 2013, the company completed its acquisition of the Acquired Hostess Assets for a total cash payment of $355.0 million. The company had previously announced its agreement with Hostess to purchase the Acquired Hostess Assets for $360.0 million, and the bankruptcy court approved the sale in March 2013. The final purchase price paid by the company was adjusted to $355.0 million as a result of a purchase price adjustment related to the Butternut trademark.

The company previously filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Assets acquisition and we recorded $1.4 million gain during the twelve weeks ended October 5, 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

We believe the acquisition of the Acquired Hostess Assets strengthens the company’s position as the second-largest baker in the U.S. by adding brands and bakeries that are expected to enhance our ability to steadily expand the geographic reach of our fresh breads, buns, rolls and snack cakes into new markets. The Acquired Hostess Assets are included in our DSD segment. Late in our third quarter we began to re-introduce the newly acquired brands into markets we currently serve through our DSD segment and new markets as we expand into new regions of the country. The re-introduction of the brands will continue over the next several months and throughout fiscal 2014.

During the forty weeks ended October 5, 2013, the company incurred $15.6 million of acquisition-related costs for the Acquired Hostess Assets. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. The acquisition-related costs and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income.

The following table summarizes the consideration paid for the Hostess Acquired Assets and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$355,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$162,599
Identifiable intangible asset — trademarks	193,000
Financial assets	661

Net recognized amounts of identifiable assets acquired	$356,260

Gain on legal settlement	(1,400)

Net recognized amounts of identifiable assets acquired and gain on settlement	$354,860

Goodwill	$140

The goodwill is expected to be deductible for tax purposes and is included in our DSD segment. The fair values of the acquired assets are provisional pending receipt of the final valuations for those assets.

Revenues were immaterial for the Acquired Hostess Assets during the twelve weeks ended October 5, 2013.

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

The following table summarizes the consideration paid to acquire these licenses and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$49,950
Contingently refundable consideration (the “holdback”)	(7,600)

Total consideration, net	$42,350

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$6,476
Identifiable intangible asset — distribution rights	25,790
Identifiable intangible asset — trademarks	79,500
Identifiable intangible asset — customer relationships	12,000
Deferred income taxes, net	(31,345)

Net recognized amounts of identifiable assets acquired	$92,421

Bargain purchase gain	$50,071

The primary reason for this acquisition was to expand the company’s footprint into the California markets. The trademarks are non-amortizable assets and the customer relationships are being amortized over 21 years. We believe the acquisition resulted in a bargain purchase because the U.S. Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from an arms-length negotiation. The bargain purchase gain is recognized in the line item “Gain on acquisition”. The above purchase price allocation is preliminary.

During the third quarter of 2013 we recorded a measurement period adjustment related to the distribution rights. The fair value of the distribution rights was reduced by $2.0 million as additional information became available. This reduction decreased the amount of the bargain purchase gain by $1.2 million, which is net of deferred taxes of $0.8 million. The measurement period adjustment was recorded as a revision to the first quarter 2013 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Net Income.

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

If we do not make the co-pack decision by May 19, 2014 or the bakery decision by August 17, 2014, any remaining amount of the holdback will be distributed to BBU. The holdback fair value of $7.6 million represents our assessment of the probability that we will terminate the co-pack arrangement and/or open the Stockton bakery. This probability will be assessed at each reporting period and changes in the fair value of the holdback will be recorded through earnings in the period of change. The holdback amount is recorded in accounts and notes receivable on the condensed consolidated balance sheet. There were no material changes in this probability assessment in the second or third quarter of fiscal 2013.

Sales from the Sara Lee and Earthgrains acquisition during the twelve and forty weeks ended October 5, 2013 were $25.4 million and $59.8 million, respectively. We incurred $1.5 million in acquisition-related costs during the forty weeks ended October 5, 2013. These expenses are included in the selling, distribution and administrative line item in the company’s condensed consolidated statement of income. Since the acquisition date, we developed distribution territories to sell to independent distributors who serve California. The territory development took place in several phases in the first two quarters of fiscal 2013. Because of our decision to develop and market these territories, the distribution rights intangible asset was recharacterized to territories held for sale immediately after the acquisition.

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

The aggregate purchase price was $382.2 million as described in the table below. We incurred $7.1 million in acquisition-related costs during fiscal 2012 for Lepage. These expenses are included in the selling, distribution and administrative line item in the company’s consolidated statement of income for the fifty-two weeks ending on December 29, 2012.

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash	$318,605
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$382,155

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,658
Inventories	4,537
Property, plant, and equipment	59,970
Assets held for sale — Distributor routes	16,098
Identifiable intangible assets	256,400
Deferred income taxes, net	(1,137)
Financial liabilities	(16,181)

Net recognized amounts of identifiable assets acquired	$331,345

Goodwill	$50,810

Approximately $18.4 million of the cash consideration was for a tax adjustment paid to the Equityholders at the closing of the acquisition in connection with certain incremental tax liabilities incurred by those Equityholders due to the joint election made by the parties under Section 338(h)(10) of the Internal Revenue Code. Total goodwill increased $0.9 million since the end of fiscal 2012, consisting of an increase of $0.3 million for the final working capital adjustment payment, a decrease of $1.0 million for the final tax adjustment (recorded in financial liabilities in the table above), an increase of $0.1 million for assets held for sale, and an increase of $1.5 million for accrued liabilities (recorded in financial liabilities in the table above). The payment for the working capital adjustment was $0.2 million and was made during our second quarter of fiscal 2013.

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

The primary reasons for the acquisition were to expand the company’s footprint into the northeastern United States to distribute Nature’s Own and Tastykake products throughout the Lepage territories. In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $50.8 million is allocated to the DSD segment. Approximately $11.0 million of goodwill is deductible for income tax purposes over fifteen years.

The fair value of trade receivables is $7.4 million. The gross amount of the receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

Acquisitions Pro Forma

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Lepage and the Acquired Hostess Assets occurred at the beginning of fiscal 2012. Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that they are immaterial. Hostess filed for bankruptcy and ceased operations in November 2012. As a result, there were no sales related to the Acquired Hostess Assets for fiscal 2013 and no information to include in the pro forma presentation below. Lepage has been included in our consolidated financial statements since the acquisition in July 2012. The pro forma is as follows (amounts in thousands, except per share data):

	For the Twelve Weeks Ended October 6, 2012	For the Forty Weeks Ended October 6, 2012
Sales:
As reported	$717,282	$2,297,049
Pro forma	$913,524	$3,064,400
Net income:
As reported	$31,231	$97,554
Pro forma	$29,193	$91,625
Basic net income per common share:
As reported	$0.15	$0.48
Pro forma	$0.14	$0.44
Diluted net income per common share:
As reported	$0.15	$0.47
Pro forma	$0.14	$0.44

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

5. GOODWILL AND OTHER INTANGIBLES

Goodwill activity for the forty weeks ended October 5, 2013 and the balances as of October 5, 2013 and December 29, 2012 are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of December 29, 2012	$262,796	$7,101	$269,897
Increase in goodwill related to acquisitions	6,333	—	6,333

Balance as of October 5, 2013	$269,129	$7,101	$276,230

The table below presents the changes to goodwill by acquisition from December 29, 2012 to October 5, 2013 (amounts in thousands):

	Modesto	Acquired Hostess Assets	Lepage	Other	Total
Working capital adjustments	$—	$—	$315	$—	$315
Acquisition-related tax adjustments	—	—	(1,016)	—	(1,016)
Adjustment to assets held for sale	—	—	63	—	63
Adjustment for accrued liabilities	—	—	1,500	—	1,500
Asset reclassification adjustment	—	—	—	1,122	1,122
Acquisitions during fiscal 2013	4,209	140	—	—	4,349

Change in goodwill during the forty weeks ended October 5, 2013	$4,209	$140	$862	$1,122	$6,333

As of October 5, 2013 and December 29, 2012, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 5, 2013			December 29, 2012
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$11,131	$60,596	$71,727	$9,243	$62,484
Customer relationships	169,921	30,774	139,147	157,921	24,275	133,646
Non-compete agreements	4,274	2,612	1,662	4,274	1,719	2,555
Distributor relationships	4,123	1,135	2,988	4,123	924	3,199
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$46,702	$204,393	$239,095	$37,211	$201,884

There are $459.0 million and $186.5 million of indefinite life intangible assets at October 5, 2013 and December 29, 2012, respectively. These are not being amortized and are separately identified from goodwill. The $25.8 million distribution rights intangible asset acquired in the Sara Lee California transaction were recorded to assets held for sale immediately subsequent to acquisition because we decided to disaggregate the distribution rights in California into the independent distributor model we use to deliver our products.

Aggregate amortization expense for the twelve and forty weeks ending October 5, 2013 and October 6, 2012 were as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 5, 2013	$2,772
For the twelve weeks ended October 6, 2012	$2,504
For the forty weeks ended October 5, 2013	$9,059
For the forty weeks ended October 6, 2012	$6,749

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2013	$2,682
2014	$11,741
2015	$11,495
2016	$11,089
2017	$10,597

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,300 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 5, 2013	$3,906
For the twelve weeks ended October 6, 2012	$3,140
For the forty weeks ended October 5, 2013	$11,661
For the forty weeks ended October 6, 2012	$10,487

At October 5, 2013 and December 29, 2012, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 5, 2013	December 29, 2012
Distributor notes receivable	$152,698	$118,481
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	18,522	15,758

Long-term portion of distributor notes receivable	$134,176	$102,723

At October 5, 2013 and December 29, 2012, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in the distributor settlement process.

The fair value of the company’s variable rate debt at October 5, 2013 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $397.5 million while the carrying value is $399.2 million on October 5, 2013. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of October 5, 2013, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(4.4) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other long-term	$0.1	$—	$—	$0.1

Total	$0.1	$—	$—	$0.1

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(2.6)	$(0.9)	$—	$(3.5)
Other long-term	(0.3)	(0.7)	—	(1.0)

Total	(2.9)	(1.6)	—	(4.5)

Net Fair Value	$(2.8)	$(1.6)	$—	$(4.4)

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, marketing and administrative expenses. All of the company-held commodity derivatives at October 5, 2013 and December 29, 2012 qualified for hedge accounting.

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

The company has the following derivative instruments located on the consolidated balance sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 5, 2013		December 29, 2012		October 5, 2013		December 29, 2012
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$—	Other current liabilities	$867
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	—
Commodity contracts	Other current assets	—	Other current assets	—	Other current liabilities	3,463	Other current liabilities	3,047
Commodity contracts	Other long term assets	58	Other long term assets	9	Other long term liabilities	917	Other long term liabilities	146

Total		$58		$9		$4,380		$4,060

The company has the following derivative instruments located on the condensed consolidated statements of income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	October 5, 2013	October 6, 2012		October 5, 2013	October 6, 2012
Interest rate contracts	$26	$(23)	Interest (expense) income	$(13)	$(378)
Commodity contracts	(1,611)	62	Production costs(1)	(5,893)	(2,299)

Total	$(1,585)	$39		$(5,906)	$(2,677)

Derivatives in Cash Flow Hedge Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the forty weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the forty weeks ended
	October 5, 2013	October 6, 2012		October 5, 2013	October 6, 2012
Interest rate contracts	$(241)	$(1,606)	Interest (expense) income	$(502)	$(1,379)
Commodity contracts	(16,883)	4,594	Production costs(1)	(13,298)	(15,358)

Total	$(17,124)	$2,988		$(13,800)	$(16,737)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk derivative transactions that are closed or will expire over the next five years are as follows (amounts in millions and net of tax) at October 5, 2013:

Commodity price risk derivatives
Closed contracts	$(3.3)
Expiring in 2013	(0.1)
Expiring in 2014	(2.2)
Expiring in 2015	(0.3)
Expiring in 2016	(0.1)

Total	$(6.0)

As of October 5, 2013, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in millions):

Notional amount
Wheat contracts	$110.2
Soybean oil contracts	23.9
Natural gas contracts	16.2

Total	$150.3

The company’s derivative instruments contain no credit-risk-related contingent features at October 5, 2013. As of October 5, 2013 and December 29, 2012, the company had $8.9 million and $9.0 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at October 5, 2013 and December 29, 2012 (amounts in thousands):

	October 5, 2013	December 29, 2012
Unsecured credit facility	$71,000	$110,500
Unsecured new term loan	296,250	—
Unsecured term loan	—	67,500
4.375% senior notes due 2022	399,184	399,111
Accounts receivable securitization	125,000	—
Capital lease obligations	16,788	10,627
Other notes payable	18,400	19,274

	926,622	607,012
Less current maturities of long-term debt	23,171	71,996

Total long-term debt	$903,451	$535,016

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our consolidated statements of cash flows. Bank overdrafts are included in other current liabilities on our consolidated balance sheets. As of October 5, 2013 and December 29, 2012, the bank overdraft balance was $16.2 million and $16.8 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.0 million and $15.8 million at October 5, 2013 and December 29, 2012, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the consolidated balance sheets.

Scheduled maturities of long-term debt (including capital lease obligations) are as follows (amounts in thousands):

Principal Payments Due
Remainder of 2013	$1,093
2014	$30,772
2015	$157,257
2016	$72,159
2017 and thereafter	$665,341

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility

On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary events of default, representations and warranties, and affirmative and negative covenants. As of October 5, 2013, the company had $125.0 million outstanding under the facility with $25.0 million available. As of October 5, 2013, the company was in compliance with all restrictive financial covenants under the facility.

Optional principal repayments may be made at anytime without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company accrued financing costs of $0.7 million in connection with the facility through October 5, 2013, which are being amortized over the life of the facility.

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of the Acquired Hostess Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Assets acquisition as disclosed in Note 4, Acquisitions.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan through October 5, 2013, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of October 5, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 5, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $71.0 million and $110.5 million in outstanding borrowings under the credit facility at October 5, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $23.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the forty weeks ended October 5, 2013 the company borrowed $1,462.0 million in revolving borrowings under the credit facility and repaid $1,501.5 million in revolving borrowings. The amount available under the credit facility is reduced by $16.0 million for letters of credit. On October 5, 2013, the company had $413.0 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provided for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments were due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan included certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants included such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of December 29, 2012, the amounts outstanding under the amended term loan were $67.5 million. The final payment of $16.9 million, which repaid the amended term loan in full, was made on August 5, 2013.

Interest on the amended term loan was due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate was defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and was based on the company’s leverage ratio. The company paid additional financing costs of $0.1 million in connection with a prior amendment of the amended term loan on May 20, 2011, which, in addition to the remaining balance of the original $0.8 million in financing costs, was amortized over the remaining life of the term loan.

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 5, 2013 and December 29, 2012, there was $16.5 million and $10.0 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

On July 23, 2008, a wholly-owned subsidiary of the company filed a lawsuit against Hostess in the United States District Court for the Northern District of Georgia. The complaint alleged that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. Flowers Foods asserted that Hostess’s sale or intended sale of baked goods under the Nature’s Pride trademark is likely to cause confusion with, and likely to dilute the distinctiveness of, the Nature’s Own mark and constitutes unfair competition and deceptive trade practices. Flowers Foods sought actual damages, an accounting of Hostess’s profits from its sales of Nature’s Pride products, and injunctive relief. This lawsuit was settled at the closing of the Acquired Hostess Assets acquisition as described in Note 4, Acquisitions.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 5, 2013 and October 6, 2012 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net income	$33,888	$31,231	$192,374	$97,554

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	208,428	207,040	207,747	204,522

Basic earnings per common share	$0.16	$0.15	$0.93	$0.48

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	208,428	207,040	207,747	204,522
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	3,936	2,536	3,980	2,643

Diluted weighted average shares outstanding for common stock	212,364	209,576	211,727	207,165

Diluted earnings per common share	$0.16	$0.15	$0.91	$0.47

The following shares were not included in the computation of diluted earnings per share for the twelve and forty weeks ended October 5, 2013 and October 6, 2012 because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twelve weeks ended October 5, 2013	—
For the twelve weeks ended October 6, 2012	206
For the forty weeks ended October 5, 2013	59
For the forty weeks ended October 6, 2012	206

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

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP with service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	February 10, 2011
Shares granted	3,213
Exercise price($)	10.87
Vesting date	2/10/2014
Fair value per share($)	2.31
Dividend yield(%)(1)	3.00
Expected volatility(%)(2)	29.20
Risk-free interest rate(%)(3)	2.44
Expected option life (years)(4)	5.00
Outstanding at October 5, 2013	3,143

(1)	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.
(2)	Expected volatility — based on historical volatility over the expected term using daily stock prices.
(3)	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.
(4)	Expected option life —The 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110. The company does not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

The stock option activity for the forty weeks ended October 5, 2013 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,541	$10.71
Exercised	(1,149)	$9.77
Forfeited	(14)	$10.99

Outstanding at October 5, 2013	8,378	$10.84	3.14	$89,739

Exercisable at October 5, 2013	5,245	$10.82	2.42	$56,266

As of October 5, 2013, there was $0.6 million of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of 0.35 years.

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 5, 2013 and October 6, 2012 were as follows (amounts in thousands):

	October 5, 2013	October 6, 2012
Cash received from option exercises	$11,216	$9,112
Cash tax windfall, net	$4,594	$1,491
Intrinsic value of stock options exercised	$14,727	$6,472

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

As of October 5, 2013, there was $5.2 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For the quarter ended October 5, 2013, we expensed the 2012 awards assuming 125% attainment of the ROI Target and the 2013 awards assuming 100% attainment of the ROI Target.

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2013	July 16, 2012
Shares granted	414	206
Vesting date	3/1/2015	2/28/2014
Fair value per share	$15.51	$14.37

As of October 5, 2013, there was $4.8 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.2 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2011, during the forty weeks ended October 5, 2013, an additional 94,777 common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount. At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.1 million.

The company’s performance-contingent restricted stock activity during the forty weeks ended October 5, 2013, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2012	888	$12.61
Initial grant on January 1, 2013	828	$16.37
Grant increase for exceeding the S&P TSR	95	$10.62
Vested	(571)	$10.62
Forfeited	(10)	$15.85

Nonvested at October 5, 2013	1,230	$15.88

As of October 5, 2013, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of shares vested during the period ended October 5, 2013 was $10.6 million.

Deferred and Restricted Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2013, an aggregate of 36,150 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the forty weeks ending October 5, 2013, a total of 36,088 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2013, non-employee directors were granted an aggregate of 54,150 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the forty weeks ending October 5, 2013, there were 45,088 deferred share awards exercised for annual grant awards.

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

The deferred and restricted stock activity for the forty weeks ended October 5, 2013 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 29, 2012	378	$11.49
Deferred stock issued	89	$19.07
Restricted stock issued	59	$22.25
Deferred stock exercised	(81)	$12.91

Balance at October 5, 2013	445	$14.19	0.68	$9,596

Outstanding vested at October 5, 2013	269	$11.08		$5,797

Outstanding unvested at October 5, 2013	176	$18.92	1.71	$3,799

Shares vesting during the forty weeks ended October 5, 2013	110	$13.37		$2,367

As of October 5, 2013, there was $2.3 million of total unrecognized compensation cost related to deferred and restricted stock awards granted under the EPIP. The tax windfall for deferred shares issued during the forty weeks ended October 5, 2013 was $0.1 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at October 5, 2013 and December 29, 2012 was $2.7 million and $1.7 million, respectively, and is recorded in other long-term liabilities. The company paid $1.0 million at the exercise of 54,168 shares during the forty weeks ended October 5, 2013.

The fair value of the rights at October 5, 2013 ranged from $12.99 to $16.81. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 5, 2013: dividend yield 2.3%; expected volatility 26.0%; risk-free interest rate 0.33% and expected life of 0.15 years to 1.35 years.

The rights activity for the forty weeks ended October 5, 2013 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	195	$7.01
Rights exercised	(54)	6.52

Outstanding at October 5, 2013	141	$7.26	1.78	$2,019

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and forty week periods ended October 5, 2013 and October 6, 2012, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Stock options	$380	$694	$1,397	$2,680
Performance-contingent restricted stock awards	2,463	1,509	8,710	3,094
Deferred and restricted stock	446	325	1,323	1,060
Stock appreciation rights	(281)	(410)	1,268	178

Total stock based compensation	$3,008	$2,118	$12,698	$7,012

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 5, 2013 as compared to accounts at December 29, 2012 (amounts in thousands):

	October 5, 2013	December 29, 2012
Current benefit liability	$1,288	$1,288
Noncurrent benefit liability	$139,895	$159,158
Accumulated other comprehensive loss, net of tax	$108,145	$110,567

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 5, 2013, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the forty weeks ended October 5, 2013 the company contributed $12.8 million to company pension plans. We contributed an additional $2.1 million early in our fiscal fourth quarter of 2013.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Service cost	$163	$142	$544	$469
Interest cost	4,636	5,001	15,453	16,670
Expected return on plan assets	(6,618)	(6,070)	(22,061)	(20,232)
Amortization of net loss	1,425	1,174	4,751	3,912

Total net periodic benefit (income) cost	$(394)	$247	$(1,313)	$819

The company also had several smaller defined benefit plans associated with recent acquisitions that were merged into the Flowers Foods defined benefit plans.

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

The net periodic postretirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Service cost	$79	$106	$263	$352
Interest cost	88	140	293	465
Amortization of prior service (credit) cost	(60)	(59)	(199)	(198)
Amortization of net (gain) loss	(184)	(70)	(614)	(230)

Total net periodic benefit (income) cost	$(77)	$117	$(257)	$389

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the forty weeks ended October 5, 2013 and October 6, 2012, the total cost and employer contributions were $17.8 million and $15.6 million, respectively.

The company acquired Lepage in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon completion of a detailed review of prior plan operations and administration. During the forty weeks ended October 5, 2013, the total cost and employer contributions were $0.4 million for the Lepage 401(k) Plan.

14. INCOME TAXES

The company’s effective tax rate for the forty weeks ending October 5, 2013 was 28.1%, significantly lower than the rate of 36.2% for the forty weeks ending October 6, 2012. This decrease was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacts the rate by approximately 6.5%. Discrete benefits recognized in the current period also contributed to the lower rate. The other primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction. On September 13, 2013, the IRS and Treasury released final regulations regarding the deduction and capitalization of expenditures related to tangible property. The company is in the process of evaluating the impact of these regulations and does not expect a material impact to the financial statements. Tax legislation adopted in January of 2013 had an immaterial impact on the rate.

During the twelve weeks ended October 5, 2013, the company’s activity with respect to its reserve for uncertain tax positions resulted in the recognition of a $1.4 million net tax benefit. The benefit reflects the expiration of the statute of limitations on uncertain tax positions recorded through purchase accounting for previous acquisitions. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD segment produces fresh and frozen packaged bread, rolls, and snack products and the warehouse segment produces frozen bread, rolls, tortillas and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
SALES:
DSD segment	$745,964	$601,360	$2,448,131	$1,918,617
Warehouse segment	178,051	149,723	618,516	487,551
Eliminations: Sales from warehouse delivery to DSD	(29,390)	(24,691)	(103,766)	(84,459)
Sales from DSD to warehouse delivery	(16,133)	(9,110)	(55,426)	(24,660)

	$878,492	$717,282	$2,907,455	$2,297,049

DEPRECIATION AND AMORTIZATION:
DSD segment	$25,754	$20,716	$76,178	$62,684
Warehouse segment	3,923	4,067	13,120	14,140
Unallocated corporate costs	160	(26)	471	(73)

	$29,837	$24,757	$89,769	$76,751

INCOME FROM OPERATIONS:
DSD segment	$63,550	$58,571	$291,231	$173,962
Warehouse segment	7,074	7,566	40,892	23,480
Unallocated corporate costs (1)	(17,296)	(13,446)	(53,990)	(38,117)

	$53,328	$52,691	$278,133	$159,325

NET INTEREST EXPENSE	$(3,171)	$(3,568)	$(10,426)	$(6,527)

INCOME BEFORE INCOME TAXES	$50,157	$49,123	$267,707	$152,798

The assets by segment as of October 5, 2013 and December 29, 2012 were as follows (amounts in thousands):

	As of
	October 5, 2013	December 29, 2012
Assets:
DSD segment(3)	$2,154,660	$1,638,826
Warehouse segment(3)	242,912	245,195
Other(2)	103,844	111,828

	$2,501,416	$1,995,849

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.
(3)	The trade accounts receivable associated with the securitization facility are presented in the segment where the sales originated.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended October 5, 2013			For the Twelve Weeks Ended October 6, 2012
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$450,680	$32,609	$483,289	$351,937	$21,749	$373,686
Store Branded Retail	118,967	30,026	148,993	104,366	26,828	131,194
Non-retail and Other	160,184	86,026	246,210	135,947	76,455	212,402

Total	$729,831	$148,661	$878,492	$592,250	$125,032	$717,282

	For the Forty Weeks Ended October 5, 2013			For the Forty Weeks Ended October 6, 2012
	DSD	Warehouse delivery	Total	DSD	Warehouse delivery	Total
Branded Retail	$1,472,357	$113,653	$1,586,010	$1,122,460	$74,994	$1,197,454
Store Branded Retail	389,672	112,065	501,737	320,228	91,015	411,243
Non-retail and Other	530,676	289,032	819,708	451,269	237,083	688,352

Total	$2,392,705	$514,750	$2,907,455	$1,893,957	$403,092	$2,297,049

16. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 5, 2013, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 5, 2013 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

There were several significant events during the forty weeks ended October 5, 2013 that will provide additional context while reading this discussion. These events include:

•	Stock Split — On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

•	Sara Lee and Earthgrains acquisition — On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”). The cash used to acquire these assets was approximately $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition. The escrow holdback is described in more detail in Note 4, Acquisitions.

•	Acquired Hostess Assets — On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 bakeries, and 38 depots (the “Acquired Hostess Assets”) for a purchase price of $360.0 million. The company paid $18.0 million as a deposit for the Acquired Hostess Assets during our quarter ended April 20, 2013. On July 19, 2013, the company completed the Acquired Hostess Assets acquisition for a total cash payment of $355.0 million as a result of a purchase price adjustment related to the Butternut trademark. The company purchased 36 of the 38 depots included in the original bid. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. For most of the third quarter, we incurred carrying costs of $5.3 million related to these acquired facilities, such as workforce-related costs, property taxes, utilities and depreciation, and these costs were primarily included in the materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item in our Condensed Consolidated Statements of Income, however, we did not begin introducing the brands associated with the Acquired Hostess Assets to the marketplace until near the end of the third quarter on September 23, 2013. The re-introduction of the brands will continue over the next several months and throughout fiscal 2014.

•	New term loan — On April 5, 2013, we announced that we entered into a senior unsecured delayed-drawn term loan facility (“new term loan”) with a commitment of up to $300.0 million to finance a portion of the pending acquisition of the Acquired Hostess Assets, and to pay certain acquisition-related costs and expenses. There were $1.7 million in financing fees associated with this new term loan, which includes a fee of 20 basis points on the daily undrawn portion from May 1, 2013 through the borrowing date of July 18, 2013. The company borrowed $300.0 million under the new term loan on July 18, 2013 to fund a portion of the purchase price for the acquisition of the Acquired Hostess Assets.

•	Amendment to the Credit Facility and Term Loan — On April 5, 2013, we announced that we amended our existing $500.0 million senior unsecured revolving credit facility (as amended, the “credit facility”) and existing unsecured term loan (as amended, the “amended term loan”). The amendments provide for less restrictive leverage ratios and certain more favorable covenant terms, update the respective base agreements to address changes in law, and include applicable conforming changes in light of the new term loan. There were no costs associated with these amendments and we made a final payment of $16.9 million, which repaid the amended term loan in full on August 5, 2013.

•	Accounts Receivable Securitization facility — On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary events of default, representations and warranties, and affirmative and negative covenants. As of October 5, 2013, the company had $125.0 million outstanding under the facility with $25.0 million available. As of October 5, 2013, the company was in compliance with all restrictive financial covenants under the facility. An additional $15.0 million was drawn early in our fourth quarter of fiscal 2013.

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

Competition and risks

In January 2012, Hostess filed for bankruptcy for the second time since 2004. In November 2012, they filed a liquidation motion seeking permission to wind down the business. The motion was approved on November 21, 2012. At that time, Hostess immediately stopped production and sold out their remaining inventory. Hostess discontinued serving their customers by late November 2012. These events significantly impacted the industry as these Hostess sales shifted to other providers to meet consumers’ needs. These providers included Flowers, Grupo Bimbo (the “Arnolds”, “Thomas”, “Sara Lee”, and “Entenmann’s” brands), Campbell Soup Company (the “Pepperidge Farm” brands), smaller regional bakeries, retailer-owned bakeries, and store brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing and service. Sales for the twelve weeks ended October 5, 2013 increased 22.5% over the twelve weeks ended October 6, 2012. Sales for the forty weeks ended October 5, 2013 increased 26.6% over the forty weeks ended October 6, 2012. As disclosed throughout this report, this increase was primarily due to volume increases resulting from the Hostess liquidation and, to a lesser extent, the Lepage acquisition in fiscal 2012 and the Sara Lee and Earthgrains acquisition in 2013. While we expect sales to grow, we cannot provide any assurance regarding the level of growth considering the current economic environment and competitive landscape in the baking industry. The baking industry will continue to see market fluctuations as companies compete for market position in the absence of Hostess.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We have continued to experience increased commodity costs during 2013. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 5, 2013 and October 6, 2012, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012	Dollars	%
Sales
DSD segment	$729,831	$592,250	83.1	82.6	$137,581	23.2
Warehouse segment	148,661	125,032	16.9	17.4	23,629	18.9

Total	$878,492	$717,282	100.0	100.0	$161,210	22.5

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$352,515	$287,939	48.3	48.6	$64,576	22.4
Warehouse segment (1)	115,283	94,569	77.5	75.6	20,714	21.9

Total	$467,798	$382,508	53.3	53.3	$85,290	22.3

Selling, distribution and administrative expenses
DSD segment (1)	$288,012	$225,024	39.5	38.0	$62,988	28.0
Warehouse segment(1)	22,381	18,830	15.1	15.1	3,551	18.9
Corporate(2)	17,136	13,472	—	—	3,664	27.2

Total	$327,529	$257,326	37.3	35.9	$70,203	27.3

Depreciation and amortization
DSD segment(1)	$25,754	$20,716	3.5	3.5	$5,038	24.3
Warehouse segment(1)	3,923	4,067	2.6	3.3	(144)	(3.5)
Corporate(2)	160	(26)	—	—	186	NM

Total	$29,837	$24,757	3.4	3.5	$5,080	20.5

Income from operations
DSD segment(1)	$63,550	$58,571	8.7	9.9	$4,979	8.5
Warehouse segment(1)	7,074	7,566	4.8	6.1	(492)	(6.5)
Corporate(2)	(17,296)	(13,446)	—	—	(3,850)	(28.6)

Total	$53,328	$52,691	6.1	7.3	$637	1.2

Interest expense, net	$3,171	$3,568	0.4	0.5	$(397)	(11.1)
Income taxes	$16,269	$17,892	1.9	2.5	$(1,623)	(9.1)

Net income	$33,888	$31,231	3.9	4.4	$2,657	8.5

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM. Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 5, 2013 and October 6, 2012, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012	Dollars	%
Sales
DSD segment	$2,392,705	$1,893,957	82.3	82.5	$498,748	26.3
Warehouse segment	514,750	403,092	17.7	17.5	111,658	27.7

Total	$2,907,455	$2,297,049	100.0	100.0	$610,406	26.6

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$1,140,100	$924,603	47.6	48.8	$215,497	23.3
Warehouse segment(1)	384,610	302,541	74.7	75.1	82,069	27.1

Total	$1,524,710	$1,227,144	52.4	53.4	$297,566	24.2

Selling, distribution and administrative expenses
DSD segment(1)	$935,267	$732,708	39.1	38.7	$202,559	27.6
Warehouse segment(1)	76,128	62,931	14.8	15.6	13,197	21.0
Corporate(2)	53,519	38,190	—	—	15,329	40.1

Total	$1,064,914	$833,829	36.6	36.3	$231,085	27.7

Depreciation and amortization
DSD segment(1)	$76,178	$62,684	3.2	3.3	$13,494	21.5
Warehouse segment(1)	13,120	14,140	2.5	3.5	(1,020)	(7.2)
Corporate(2)	471	(73)	—	—	544	NM

Total	$89,769	$76,751	3.1	3.3	$13,018	17.0

Gain on acquisition
DSD segment(1)	$50,071	$—	2.1	—	$50,071	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$50,071	$—	1.7	—	$50,071	NM

Income from operations
DSD segment(1)	$291,231	$173,962	12.2	9.2	$117,269	67.4
Warehouse segment(1)	40,892	23,480	7.9	5.8	17,412	74.2
Corporate(2)	(53,990)	(38,117)	—	—	(15,873)	(41.6)

Total	$278,133	$159,325	9.6	6.9	$118,808	74.6

Interest expense, net	$10,426	$6,527	0.4	0.3	$3,899	59.7
Income taxes	$75,333	$55,244	2.6	2.4	$20,089	36.4

Net income	$192,374	$97,554	6.6	4.2	$94,820	97.2

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM. Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 5, 2013 COMPARED TO TWELVE WEEKS ENDED OCTOBER 6, 2012

Consolidated Sales.

	For the Twelve Weeks Ended October 5, 2013		For the Twelve Weeks Ended October 6, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$483,289	55.0%	$373,686	52.1%	29.3%
Store Branded Retail	148,993	17.0	131,194	18.3	13.6%
Non-Retail and Other	246,210	28.0	212,402	29.6	15.9%

Total	$878,492	100.0%	$717,282	100.0%	22.5%

The 22.5% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(1.2)%
Volume	20.1%
Acquisition	3.6%

Total Percentage Change in Sales	22.5%

Sales category discussion

Overall, sales increased due to significant volume increases and the Sara Lee California acquisition, partially offset by unfavorable net pricing/mix that was the result of a significant increase in the sale of single serve cake items through the retail and vending channels. The increase in branded retail sales was due to significant volume increases and, to a lesser extent, the Sara Lee California acquisition. Significant increases in branded soft variety, branded white bread and branded cake drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases in the white bread, buns and rolls and variety bread categories partially offset by declines in store brand cake. The increase in non-retail and other sales was due to significant volume increases, largely foodservice and vending, partially offset by unfavorable pricing/mix. Sales from the Acquired Hostess Assets were not material in the quarter and are included in volume.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended October 5, 2013		For the Twelve Weeks Ended October 6, 2012		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$450,680	61.8%	$351,937	59.4%	28.1%
Store Branded Retail	118,967	16.3	104,366	17.6	14.0%
Non-Retail and Other	160,184	21.9	135,947	23.0	17.8%

Total	$729,831	100.0%	$592,250	100.0%	23.2%

The 23.2% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	3.0%
Volume	15.9%
Acquisition	4.3%

Total Percentage Change in Sales	23.2%

Sales category discussion

Overall, sales increased due to significant volume increases and, to a lesser extent, the Sara Lee California acquisition. The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Sara Lee California acquisition and favorable pricing/mix. The largest increases were in brand soft variety, brand white bread and brand cake. The increase in store branded retail sales was due primarily to volume growth in the white bread, buns and rolls, and variety bread categories. These increases were partially offset by approximately $6.2 million of store branded snack cake that is now sold through our warehouse segment. This operational change negatively affected DSD segment sales approximately 1.0%. The increase in non-retail and other sales was due largely to volume increases. Sales from the Acquired Hostess Asset were not material in the quarter and are included in volume.

Warehouse Segment Sales.

	For the Twelve Weeks Ended October 5, 2013		For the Twelve Weeks Ended October 6, 2012		% Increase
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$32,609	21.9%	$21,749	17.4%	49.9%
Store Branded Retail	30,026	20.2	26,828	21.5	11.9%
Non-Retail and Other	86,026	57.9	76,455	61.1	12.5%

Total	$148,661	100.0%	$125,032	100.0%	18.9%

The 18.9% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(15.5)%
Volume	34.4%

Total Percentage Change in Sales	18.9%

Sales category discussion

The overall increase in sales was driven by significant volume increases, partially offset by price/mix decreases in foodservice. The increase in branded retail sales was primarily the result of increased branded snack cake volume, partially offset by unfavorable price/mix. The increase in store branded retail sales was due to price/mix increases and, to a lesser extent, volume increases. These increases were mostly due to approximately $6.2 million of store branded snack cake that was previously sold through our DSD segment as discussed above. This operational change positively affected warehouse delivery segment sales approximately 4.9%, increasing volume, but negatively impacting mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to significant volume increases, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.9%	27.7%	(0.8)%
Workforce-related costs	13.2	13.9	(0.7)
Packaging	4.6	4.9	(0.3)
Utilities	1.6	1.8	(0.2)
Other	7.0	5.0	2.0

Total	53.3%	53.3%	—%

The ingredient costs decrease as a percent of sales was from higher sales of outside purchased products (sales with no associated ingredient costs). The cost of these outside purchases is included in the other line item component. Although ingredient costs as a percent of sales declined, ingredient pricing increased. Decreases in workforce-related costs as a percent of sales were from increased sales volume and increased sales of outside purchased products (sales with no associated workforce-related costs). Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base. Additionally, we incurred carrying costs for the facilities related to the Acquired Hostess Assets, as discussed in the Overview above, which negatively impacted materials, supplies, labor and other production costs by $2.8 million, and we experienced declines in manufacturing efficiency as compared to the prior year quarter.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and that trend has continued, and is expected to continue, throughout 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.8%	24.1%	(0.3)%
Workforce-related costs	11.2	11.8	(0.6)
Packaging	3.4	3.6	(0.2)
Utilities	1.5	1.7	(0.2)
Other	8.4	7.4	1.0

Total	48.3%	48.6%	(0.3)%

Although ingredient pricing increased, ingredient costs decreased as a percent of sales primarily due to increases in outside purchases of product (sales with no associated ingredient costs). Workforce-related costs decreased as a percent of sales due to significant volume increases and increased outside purchases (sales with no associated workforce-related costs) as discussed above, partially offset by carrying costs related to the Acquired Hostess Assets. The overall increase in the other line item component is due to the Sara Lee California products purchased directly from BBU, partially offset by increased sales to the warehouse segment. Additionally, we incurred carrying costs for the facilities related to the Acquired Hostess Assets, as discussed above, which negatively impacted materials, supplies, labor and other production costs by $2.8 million, and we experienced declines in manufacturing efficiency as compared to the prior year quarter.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	42.0%	44.4%	(2.4)%
Workforce-related costs	22.6	23.6	(1.0)
Packaging	10.4	11.0	(0.6)
Repairs and maintenance	3.1	3.0	0.1
Utilities	2.1	2.4	(0.3)
Other	(2.7)	(8.8)	6.1

Total	77.5%	75.6%	1.9%

The warehouse segment’s decrease in ingredient costs and packaging costs as a percent of sales was from the sales transferred from our DSD segment described above (sales with no associated ingredient or packaging costs). The effect of this transfer was a 230 basis point benefit to ingredient and packaging costs as a percent of sales. Excluding the effect of this sales transfer, the decrease in ingredients was primarily attributed to increases in outside purchases of product (sales with no associated ingredient costs) that are included in the other line item component in the above table. Although ingredient costs declined as a percent of sales, ingredient pricing increased. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales (sales with no associated workforce-related costs). The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD segment to the warehouse segment discussed above.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.7%	17.1%	0.6%
Distributor distribution fees	12.9	12.9	—
Other	6.7	5.9	0.8

Total	37.3%	35.9%	1.4%

The increase in workforce-related costs was primarily attributable to higher costs for employee incentive programs in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Additionally, increased marketing expenses, higher acquisition-related expenses and higher miscellaneous income in the prior year quarter resulted in the increase in the other category above. Acquisition-related costs were $7.0 million in the third quarter of fiscal 2013 compared to $5.1 million in the third quarter of fiscal 2012. The increase in acquisition-related costs was primarily for costs associated with the Acquired Hostess Assets, partially offset by the prior year costs for the Lepage acquisition.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.0%	17.4%	0.6%
Distributor distribution fees	15.5	15.6	(0.1)
Other	6.0	5.0	1.0

Total	39.5%	38.0%	1.5%

The increase in workforce-related costs was primarily attributable to higher employee incentive program costs in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Additionally, miscellaneous income was higher in the prior year quarter and marketing expense was higher in the current year quarter, both of which are included in other.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.1%	8.8%	0.3%
Freezer storage/rent	1.9	2.0	(0.1)
Marketing and broker commissions	1.5	1.2	0.3
Distribution costs	0.8	1.0	(0.2)
Other	1.8	2.1	(0.3)

Total	15.1%	15.1%	—%

Selling, distribution and administrative expenses were flat as compared to the third quarter of fiscal 2012. The increase in workforce-related costs was due primarily to higher employee incentive programs. The increase in marketing and broker commissions was due to increased sales volume. These increases were offset by higher sales that spread fixed costs over the larger sales base that drove the decrease in the other line item component. In addition, distribution costs decreased due to fluctuations in customer pickups versus deliveries.

Depreciation and Amortization. Depreciation and amortization increased primarily as a result of the Hostess Acquired Assets and other plant, property and equipment being placed in service.

The DSD segment’s depreciation and amortization expense increased primarily due to the Hostess Acquired Assets and other plant, property and equipment being placed in service.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the third quarter of fiscal 2012.

Income from Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD segment	8.5%
Warehouse segment	(6.5)
Unallocated corporate	(28.6)
Consolidated	1.2%

The increase in the DSD segment income was driven by significantly higher sales volumes, partially offset by the Hostess carrying costs incurred during the quarter. The decrease in the warehouse segment income from operations was primarily due to decreased efficiencies and increased outside purchases and the sales transfer from our DSD segment to our warehouse segment. The increase in unallocated corporate expenses (which resulted in a decrease in operating income) was primarily due to higher workforce-related costs. Additionally, we incurred carrying costs for the facilities related to the Acquired Hostess Assets, as discussed above, which negatively impacted consolidated operating income by $5.3 million.

Net Interest Expense. The change was related to higher interest income in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in interest income was related to the higher amount of distributor notes receivable outstanding.

Income Taxes. The effective tax rate for the third quarter of fiscal 2013 was 32.4% compared to 36.4% in the third quarter of the prior year. A discrete benefit related to the company’s reserve for uncertain tax positions during the quarter is primarily responsible for the current quarter’s lower rate. The discrete benefit reflects the expiration of the statute of limitations on uncertain tax positions recorded through purchase accounting for previous acquisitions. The most significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

FORTY WEEKS ENDED OCTOBER 5, 2013 COMPARED TO FORTY WEEKS ENDED OCTOBER 6, 2012

Consolidated Sales.

	For the Forty Weeks Ended October 5, 2013		For the Forty Weeks Ended October 6, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,586,010	54.5%	$1,197,454	52.1%	32.4%
Store Branded Retail	501,737	17.3	411,243	17.9	22.0%
Non-Retail and Other	819,708	28.2	688,352	30.0	19.1%

Total	$2,907,455	100.0%	$2,297,049	100.0%	26.6%

The 26.6% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(1.0)%
Volume	20.3%
Acquisition	7.3%

Total Percentage Change in Sales	26.6%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions, partially offset by unfavorable net pricing/mix primarily the result of a significant increase in the sale of single serve cake items through the retail and vending channels. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Significant increases in branded soft variety, snack cake and white bread drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases and the Lepage acquisition contribution. Increases in the white bread, buns and rolls and variety bread categories primarily drove the volume increases. The increase in non-retail and other sales was due to volume increases, largely foodservice and vending, and, to a lesser extent, the Lepage acquisition contribution, partially offset by price/mix declines. Sales from the Acquired Hostess Assets were not material for the year and are included in volume.

Direct-Store-Delivery Sales.

	For the Forty Weeks Ended October 5, 2013		For the Forty Weeks Ended October 6, 2012		% Increase
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,472,357	61.5%	$1,122,460	59.3%	31.2%
Store Branded Retail	389,672	16.3	320,228	16.9	21.7%
Non-Retail and Other	530,676	22.2	451,269	23.8	17.6%

Total	$2,392,705	100.0%	$1,893,957	100.0%	26.3%

The 26.3% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.0%
Volume	15.4%
Acquisition	8.9%

Total Percentage Change in Sales	26.3%

Sales category discussion

Overall, sales increased due to significant volume increases and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Increases in brand soft variety, brand white bread and brand cake contributed the most growth and were attributable mainly to volume increases. The increase in store branded retail sales was due to volume increases and the Lepage acquisition. Increases in the white bread and buns and rolls categories primarily drove the volume increase. These increases were partially offset by approximately $20.7 million of store branded snack cake that is now sold through our warehouse segment. This operational change negatively affected DSD segment sales approximately 1.1%. The increase in non-retail and other sales was due to volume increases and, to a lesser extent, the Lepage acquisition. Sales from the Acquired Hostess Assets were not material for the year and are included in volume.

Warehouse Segment Sales.

	For the Forty Weeks Ended October 5, 2013		For the Forty Weeks Ended October 6, 2012		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$113,653	22.1%	$74,994	18.6%	51.5%
Store Branded Retail	112,065	21.8	91,015	22.6	23.1%
Non-Retail and Other	289,032	56.1	237,083	58.8	21.9%

Total	$514,750	100.0%	$403,092	100.0%	27.7%

The 27.7% increase in sales was generally attributable to the following across all sales categories:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(8.5)%
Volume	36.2%

Total Percentage Change in Sales	27.7%

Sales category discussion

The overall increase in sales was driven by significant volume increases, partially offset by price/mix decreases in foodservice. The increase in branded retail sales was primarily the result of significant increases in branded snack cake volume, partially offset by unfavorable price/mix. The increase in store branded retail sales was due to volume increases in store branded cake and, to a lesser extent, by price/mix increases. These increases were partially affected by approximately $20.7 million of store branded snack cake that were previously sold through our DSD segment as discussed above. This operational change positively affected warehouse segment sales approximately 5.1%, increasing volume, but negatively impacting mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to volume increases in vending and foodservice, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	27.0%	27.6%	(0.6)%
Workforce-related costs	12.9	14.0	(1.1)
Packaging	4.5	4.8	(0.3)
Utilities	1.5	1.7	(0.2)
Other	6.5	5.3	1.2

Total	52.4%	53.4%	(1.0)%

Although ingredient pricing increased, ingredient costs decreased as a percent of sales as a result of higher sales of outside purchased products (sales with no associated ingredient costs). The cost of these outside purchases is included in the other line item component. Decreases in workforce-related costs as a percent of sales were from increased sales volume, increased sales of outside purchased products (sales with no associated workforce-related costs) and lower costs at Lepage as a percent of sales. Workforce-related costs and utilities did not increase incrementally with sales volume and these costs were spread over a larger sales base. Additionally, we incurred carrying costs for the facilities related to the Aquired Hostess Assets, which negatively affected materials, supplies, labor and other production costs, and we experienced declines in manufacturing efficiency compared to the prior year period.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and that trend continued, and is expected to continue, throughout 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.7%	23.9%	(0.2)%
Workforce-related costs	11.0	11.8	(0.8)
Packaging	3.3	3.4	(0.1)
Utilities	1.4	1.6	(0.2)
Other	8.2	8.1	0.1

Total	47.6%	48.8%	(1.2)%

Although ingredient pricing increased, ingredient costs decreased as a percent of sales primarily due to increases in outside purchases of product (sales with no associated ingredient costs). Workforce-related costs decreased as a percent of sales due to significant volume increases, higher sales from outside purchased (sales with no associated workforce-related costs) products and lower costs at Lepage.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	42.3%	44.7%	(2.4)%
Workforce-related costs	21.8	24.3	(2.5)
Packaging	10.4	11.5	(1.1)
Utilities	1.9	2.3	(0.4)
Other	(1.7)	(7.7)	6.0

Total	74.7%	75.1%	(0.4)%

The warehouse segment’s decrease in ingredient costs and packaging costs as a percent of sales was from the sales transferred from our DSD segment described above (sales with no associated ingredient or packaging costs). The effect of this transfer was a 220 basis point benefit to ingredient and packaging costs as a percent of sales. Excluding the effect of this sales transfer, the decrease in ingredients was primarily attributed to increases in outside purchases of product (sales with no associated ingredient costs) that are included in the other line item component in the above table. Although ingredient costs declined as a percent of sales, ingredient pricing increased. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales (sales with no associated workforce-related costs). The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD segment to the warehouse segment discussed above.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6%	17.1%	0.5%
Distributor distribution fees	12.5	13.3	(0.8)
Other	6.5	5.9	0.6

Total	36.6%	36.3%	0.3%

The increase in workforce-related costs was primarily attributable to the Lepage and Sara Lee California acquisitions because they generally did not use independent distributors to deliver product for the majority of 2013. We are transitioning both the Lepage and the Sara Lee California operations to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs also increased because employee incentive program costs were higher in the current year compared to the prior year. Acquisition-related costs were $17.3 million for the forty weeks ended October 5, 2013 compared to $8.5 million for the forty weeks ended October 6, 2012. These costs are included in the other line item component and were primarily for costs associated with the Sara Lee California acquisition and the acquisition of Acquired Hostess Assets, partially offset by costs incurred for the Lepage acquisition in the prior year.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.0%	17.2%	0.8%
Distributor distribution fees	15.2	16.1	(0.9)
Other	5.9	5.4	0.5

Total	39.1%	38.7%	0.4%

The increase in workforce-related costs was primarily attributable to the Lepage and Sara Lee California acquisitions because they generally did not use independent distributors to deliver product for the majority of 2013. We are transitioning both the Lepage and the Sara Lee California operations to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Workforce-related costs also increased because employee incentive program costs were higher in the current year compared to the prior year. The decrease in distributor distribution fees correlates to the increase in workforce-related costs as discussed above.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 5, 2013 % of sales	October 6, 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.0%	9.0%	—%
Freezer storage/rent	1.8	1.9	(0.1)
Marketing and broker commissions	1.4	1.2	0.2
Distribution costs	0.8	1.1	(0.3)
Other	1.8	2.4	(0.6)

Total	14.8%	15.6%	(0.8)%

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

Depreciation and Amortization. Depreciation and amortization increased due primarily to the Lepage acquisition, the Acquired Hostess Assets as well as other property, plant and equipment being placed in service.

The DSD segment’s depreciation and amortization expense increased primarily due to the Lepage acquisition, the Acquired Hostess Assets as well as other property, plant and equipment being placed in service.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the third quarter of fiscal 2012.

Gain on acquisition. On February 23, 2013 the company completed its acquisition of certain assets and trademark licenses from BBU. The cash used to acquire these assets was approximately $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this transaction with cash on hand and available borrowings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax.

During the third quarter of 2013 we recorded a measurement period adjustment related to the distribution rights. The fair value of the distribution rights were reduced by $2.0 million as final information became available. This reduction decreased the amount of the bargain purchase gain by $1.2 million, which is net of deferred taxes of $0.8 million. The measurement period adjustment was recorded as a revision to the first quarter 2013 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Net Income.

Income From Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD segment	67.4%
Warehouse segment	74.2
Unallocated corporate	(41.6)
Consolidated	74.6%

The increase in the DSD segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 28.8% of the DSD segment increase in operating income. Excluding the gain on acquisition, the increase was 38.6% which was driven by significantly higher sales volumes and the Lepage acquisition. The increase in the warehouse segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses (which resulted in a decrease in operating income) was primarily due to higher acquisition costs associated with the Sara Lee California acquisition, higher acquisition costs for the Acquired Hostess Assets acquisition, and higher workforce-related costs, partially offset by Lepage acquisition costs in the prior year.

Net Interest Expense. The change was related to higher interest expense from higher amounts outstanding under the company’s unsecured credit facility, the securitization facility and the senior notes being outstanding all of this year, as compared to two quarters last year.

Income Taxes. The effective tax rate for the forty weeks ending October 5, 2013 was 28.1%, significantly lower than the rate of 36.2% for the forty weeks ending October 6, 2012. This decrease was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacts the rate by approximately 6.5%. Discrete benefits recognized in the current period also contribute to the lower rate. The most significant discrete benefit reflects the expiration of the statute of limitations on uncertain tax positions. The other significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

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

The company’s cash and cash equivalents were $10.7 million at October 5, 2013 as compared to $13.3 million at December 29, 2012. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Forty Weeks Ended
Cash flow component	October 5, 2013	October 6, 2012	Change
Cash flows provided by operating activities	$220,260	$182,229	$38,031
Cash disbursed for investing activities	(477,664)	(365,095)	(112,569)
Cash provided by financing activities	254,784	189,220	65,564

Total change in cash	$(2,620)	$6,354	$(8,974)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	Change
Depreciation and amortization	$89,769	$76,751	$13,018
Gain on acquisition	(50,071)	—	(50,071)
Stock-based compensation	12,698	7,012	5,686
Loss reclassified from accumulated other comprehensive income to net income	21,622	24,972	(3,350)
Deferred income taxes	(4,633)	3,155	(7,788)
Provision for inventory obsolescence	1,170	804	366
Bad debt expense (allowance for accounts receivable)	3,992	1,995	1,997
Pension and postretirement plans (income) expense	(1,570)	1,208	(2,778)
Other non-cash	(5,191)	(1,452)	(3,739)

Net non-cash adjustment to net income	$67,786	$114,445	$(46,659)

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	Change
Changes in accounts receivable, net	$(11,833)	$(30,518)	$18,685
Changes in inventories, net	(13,257)	(10,270)	(2,987)
Changes in hedging activities, net	(26,676)	5,627	(32,303)
Changes in other assets, net	(9,450)	10,343	(19,793)
Changes in accounts payable, net	4,952	10,761	(5,809)
Changes in other accrued liabilities, net	29,124	2,430	26,694
Pension contributions	(12,760)	(18,143)	5,383

Net changes in working capital and pension contributions	$(39,900)	$(29,770)	$(10,130)

The change in depreciation and amortization was primarily due to the Lepage, Sara Lee California, and the Acquired Hostess Assets acquisitions. Depreciation and amortization increased $8.6 million for these acquisitions. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and the significant increase of our stock price in this year. Also, the award in 2013 was on January 1, 2013 and was, therefore, included in the entire first, second and third quarters. The bad debt expense increased because of write-downs for two specific customers that occurred in the first and second quarters of fiscal 2013. The pension and postretirement plan (income) expense decreased because we recognized income during fiscal 2013 compared to expense during fiscal 2012. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at December 29, 2012. As of October 5, 2013 and December 29, 2012, the company had $8.9 million and $9.0 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

The company contributed an additional $2.1 million to our qualified pension plans early in our fourth quarter of fiscal 2013 and expect to pay an additional $0.1 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $13.4 million during the first quarter of 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 5, 2013 and October 6, 2012 (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	Change
Purchase of property, plant, and equipment	$(71,846)	$(49,188)	$(22,658)
Repurchase of independent distributor territories	(23,631)	(9,640)	(13,991)
Principal payments from notes receivable	16,353	11,056	5,297
Acquisition of businesses, net of cash acquired	(415,472)	(318,426)	(97,046)
Proceeds from sales of distribution territories	14,604	—	14,604
Proceeds from sale of property, plant and equipment	2,328	1,103	1,225

Net cash disbursed for investing activities	$(477,664)	$(365,095)	$(112,569)

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Assets acquisition required approximately $337.0 million in cash when the acquisition closed on July 19, 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Assets acquisition at closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. Capital expenditures for the DSD and warehouse segments were $55.8 million and $6.3 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2013. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory roll-out in the first and second quarters of fiscal 2013. Prior to the acquisition, Lepage generally did not use the independent distributor model to deliver their products. During the third quarter we began to implement the independent distributor model at Lepage. We expect the implementation to cause changes to the amount outstanding under the distributor notes in fiscal 2013 and affect the principal payments received by us in the future.

Cash Flows Provided by Financing Activities. The table below presents net cash provided by financing activities for the forty weeks ended October 5, 2013 and October 6, 2012, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 5, 2013	October 6, 2012	Change
Dividends paid	$(69,375)	$(64,426)	$(4,949)
Exercise of stock options, including windfall tax benefit	17,971	10,656	7,315
Payment of debt issuance costs and financing fees	(2,111)	(3,877)	1,766
Stock repurchases	(3,790)	(13,587)	9,797
Change in bank overdraft	(614)	3,287	(3,901)
Net debt and capital lease obligations borrowings	312,755	257,167	55,588
Other financing activities	(52)	—	(52)

Net cash provided by financing activities	$254,784	$189,220	$65,564

Our dividend payout increased 5.5% beginning with the dividend paid on June 19, 2013 when compared to the dividend paid on June 29, 2012. The compound annual growth rate for our dividend payout rate from fiscal 2008 to fiscal 2012 was 15.6%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of October 5, 2013 there were nonqualified stock option grants of 5,245,134 shares that were exercisable. These have a remaining contractual life of approximately 2.42 years and a weighted average exercise price of $10.82 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees decreased because we incurred fees for the senior notes issued in April 2012 and the amendment to the credit facility in November 2012. The change in bank overdraft was a function of our cash receipts since the end of our fiscal 2012. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily from the new term loan and the securitization facility issued for the Acquired Hostess Assets.

At December 29, 2012, there was $67.5 million due under our term loan by August 2013 in four equal payments. The first of these payments was made on December 31, 2012 with additional payments made on March 28, 2013 and on June 28, 2013. The final payment was made on August 5, 2013.

The credit facility and the securitization facility are variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change and the term loan was paid off during the third quarter of fiscal 2013. Therefore, draw downs on the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Condensed Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility

On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary events of default, representations and warranties, and affirmative and negative covenants. As of October 5, 2013, the company had $125.0 million outstanding under the facility with $25.0 million available. As of October 5, 2013, the company was in compliance with all restrictive financial covenants under the facility.

Optional principal repayments may be made at anytime without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company accrued financing costs of $0.7 million in connection with the facility through October 5, 2013, which are being amortized over the life of the facility.

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the Acquired Hostess Assets acquisition and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Assets acquisition as disclosed in Note 8, Debt and Other Obligations.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan through October 5, 2013, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of October 5, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility. On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 5, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $71.0 million and $110.5 million in outstanding borrowings under the credit facility at October 5, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low amount outstanding balance was $23.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the forty weeks ended October 5, 2013 the company borrowed $1,462.0 million in revolving borrowings under the credit facility and repaid $1,501.5 million in revolving borrowings. The amount available under the credit facility is reduced by $16.0 million for letters of credit. On October 5, 2013, the company had $413.0 million available under its credit facility for working capital and general corporate purposes.

Term Loan. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provided for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments were due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan included certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of December 29, 2012, the amount outstanding under the amended term loan was $67.5 million. The final payment of $16.9 million, which repaid the term loan in full, was made on August 5, 2013.

Interest on the amended term loan was due quarterly in arrears on outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate was defined as the rate offered in the interbank Eurodollar market or the higher of the prime lending rate or federal funds rate plus 0.5%. The applicable margin ranged from 0.0% to 1.375% for base rate loans and from 0.875% to 2.375% for Eurodollar loans and was based on the company’s leverage ratio. The company paid additional financing costs of $0.1 million in connection with a prior amendment of the amended term loan on May 20, 2011, which, in addition to the remaining balance of the original $0.8 million in financing costs, was amortized over the remaining life of the term loan.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the new credit facility or term loan, but could affect future credit availability and cost.

Uses of Cash

On February 15, 2013, the Board of Directors declared a dividend of $0.1067 per share on the company’s common stock that was paid on March 15, 2013 to shareholders of record on March 1, 2013. This dividend payment was $22.1 million. On May 22, 2013, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock that was paid on June 19, 2013 to shareholders of record on June 5, 2013. This dividend payment was $23.4 million. On August 16, 2013, the Board of Directors declared a dividend of $.1125 per share on the company’s common stock that was paid on September 13, 2013, to shareholders of record on August 30, 2013. This dividend payment was $23.5 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2013, 204,934 shares, at a cost of $3.8 million of the company’s common stock were purchased under the plan. No shares were purchased under the plan during the second or third quarter of fiscal 2013. From the inception of the plan through October 5, 2013, 58.3 million shares, at a cost of $453.3 million, have been purchased.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the forty weeks ended October 5, 2013, the company contributed a total of $12.8 million to company pension plans. We contributed an additional $2.1 million during the beginning of our fourth quarter of fiscal 2013.

During the first quarter of fiscal 2013, and as discussed in the Overview section above, the company paid $50.0 million in connection with the Sara Lee California acquisition for the (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California.

On July 19, 2013, the company used approximately $337.0 million in cash to acquire the Acquired Hostess Assets as discussed in the Overview. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price at closing. The funding for the Acquired Hostess Assets came from cash on hand and drawings under the new term loan and the securitization facility.

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 5, 2013, the company’s hedge portfolio contained commodity derivatives with a fair value of $(4.4) million. Of this fair value, $(2.8) million is based on quoted market prices and $(1.6) million is based on models and other valuation methods. Approximately $(0.2) million, $(3.6) million, $(0.4) million and $(0.1) million of this fair value relates to instruments that will be utilized in fiscal 2013 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 5, 2013, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $14.1 million and (14.2) million, respectively. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

INTEREST RATE RISK

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of October 5, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 5, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 29, 2012 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first, second, and third quarters of fiscal 2013.

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

Date: November 7, 2013

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

File No. 1-16247).

10.1	—	Credit Agreement, dated as of August 1, 2008, among Flowers Foods, Inc., the Lenders Party thereto from time to time, Bank of America N.A., Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International”, New York Branch, and Branch Banking & Trust Company as co-documentation agents, SunTrust Bank, as syndication agent, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated August 6, 2008, File No. 1-16247).

10.2	—	First Amendment to the Credit Agreement, dated May 20, 2011, among Flowers Foods, Inc., the lenders party to the Credit Agreement and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

Exhibit No		Name of Exhibit

10.3	—	Second Amendment to Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.4	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.5	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

10.6	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.7	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.8	—	Receivables Loan and Security Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).

10.9+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.10+	—

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

Form 10-Q dated November 17, 2005, File No. 1-16247).

10.16+	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).

10.17+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

Exhibit No		Name of Exhibit

10.18+	—	Form of 2011 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.19+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.20+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.21+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.22+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 5, 2013.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement