Form 10-K
period 2013-12-28
FLOWERS FOODS INC
filed 2014-02-19
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sales price on the New York Stock Exchange on July 13, 2013 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,640,977,140.

On February 13, 2014, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 208,605,692.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014, which will be filed with the Securities and Exchange Commission on or prior to April 9, 2014, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

•	the loss or financial instability of any significant customer(s);

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	our ability to implement new technology and customer requirements as required;

•	the credit and business risks associated with independent distributors and our customers, which operate in the highly competitive retail food and foodservice industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	consolidation within the baking industry and related industries;

•	the failure of our information technology systems to perform adequately, including any interruptions, intrusions or security breaches of such systems;

•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, technological breakdowns, product contamination or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

•	increases in employee and employee-related costs, including funding of pension plans; and

•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other

ii

filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

Historical Information

Flowers Foods’ beginning dates back to 1919 when two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, Ga. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, the company listed on the American Stock Exchange. In 1982, Flowers listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, following the acquisitions of Keebler Foods Company, one of the largest cookie and cracker companies in the U.S., and the top-selling Mrs. Smith’s frozen pie brand, Flowers Industries transformed from a strong regional baker into a national baked foods company. By 1999, the company had $4.2 billion in annual sales and three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler Foods, a national cookie and cracker company. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company. The remaining business units — Flowers Bakeries and Mrs. Smith’s — were spun off into a new company, Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers Foods sold its Mrs. Smith’s frozen dessert business to The Schwan Food Company, retaining its core fresh bakery and frozen bread and roll businesses.

From 2003 through 2013, Flowers Foods executed its growth strategy to reach more of the U.S. population with fresh breads, buns, rolls, and snack cakes through its Direct-Store-Delivery segment. In the ten year span, the company’s geographic market for its fresh bakery products and brands grew from about 38% of the U.S. population to more than 79%. The company’s market capitalization increased from $418.9 million at the end of fiscal 2003 to $4,448.6 million at the end of fiscal 2013.

As used herein, references to “we,” “our,” “us,” the “company”, “Flowers” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods, Inc., as of December 28, 2013.

The Company

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (83% of total sales) operates 38 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers from New England to Florida and west through the South, Southwest, and into California. The Warehouse Segment (17% of total sales) operates 8 bakeries that produce snack cakes and breads and rolls for national retail, foodservice, vending, and co-pack customers, which are delivered through customers’ warehouse channels and one bakery mix plant. At the beginning of fiscal 2014 we reclassified a Warehouse Segment bakery to the DSD Segment. The reclassified bakery produces tortillas and was moved to the DSD Segment to increase sales through that segment’s distributor network.

At the end of 2013, the DSD Segment’s fresh bakery foods were available to more than 79% of the U.S. population. Our DSD system is comprised of approximately 4,950 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in their geographic territories. In addition, the company has approximately 950 company-owned territories available for sale. This number increased significantly during fiscal 2012 and fiscal 2013 due to the acquisitions discussed below.

The Warehouse Segment’s fresh snack cakes and frozen breads and rolls are sold nationally direct to customers’ warehouses and delivered through frozen and non-frozen contract carriers.

See Note 21, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for financial information about our segments.

Our brands are among the best known in the baking industry. Many of our DSD brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets. Our brands include the following:

DSD Segment Brands/ Company Owned	DSD Segment Brands/Franchised/Licensed	Warehouse Segment Brands/ Company Owned
Nature’s Own	Sunbeam	Mrs. Freshley’s
Wonder	Roman Meal	European Bakers
Whitewheat	Bunny	Broad Street Bakery
Cobblestone Mill	Holsum	Tesoritos
Tastykake	Aunt Hattie’s
Bluebird	Country Kitchen
Merita
Home Pride
Butternut
Mary Jane & Friends
ButterKrust
Evangeline Maid
Captain John Derst’s
Barowsky’s
Micasa
Frestillas
Dandee
Country Hearth
Natural Grain
Leo’s Foods
Juarez

Strategies

Flowers Foods has focused on developing and refining operating strategies to create competitive advantages in the marketplace. We believe these strategies help us achieve our long-term objectives and work to build value for shareholders. Put simply, our strategies are to:

•

Grow Sales.    We develop new and core markets through new customers, new products, strong brands, and acquisitions. We have a three-pronged strategy for growing sales through acquisitions, market expansions, and core markets.

•

Invest Wisely.    We use technology and efficiencies to be the low-cost producer of delicious bakery foods. We invest to improve the effectiveness of our bakeries, distribution networks, and information systems.

•	Bake Smart. We innovate to improve processes, enhance quality, reduce costs, and conserve resources.

•	Give Extraordinary Service. We go beyond the expected to meet our customers’ needs.

•	Appreciate the Team. We respect every individual, embrace diversity, and promote the career growth of team members.

Grow Sales

As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery products that are responsive to changing consumer needs and preferences using market research and the strength of our well-established brands. We establish and strengthen our brands in existing and new markets by focusing on product quality, offering a broad and diverse product line, and providing exceptional customer service. We expand our geographic reach by making strategic acquisitions and expanding from our existing bakeries into new markets. Our growth strategy has proven successful, evidenced by our sales and net income compound average annual growth rate of 9.2% and 13.9%, respectively, over the last five years. Our strategy encompasses specific efforts for growth through acquisitions, market expansions, and core markets.

Acquisitions

Growth through acquisitions has been an important component of our strategy. Since our initial public offering in 1968, we have made over 100 acquisitions. Since our spinoff in 2001, Flowers Foods has completed 12 acquisitions that, at the time of each acquisition, added approximately $1.7 billion in annual revenue. Other than the Sara Lee California and the Hostess Bread assets acquisitions discussed below, our primary acquisition targets have historically been independent/regional baking companies in areas of the country where we have not previously had access to market our fresh baked foods.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill for this acquisition was $4.2 million.

Hostess specified assets acquisition (2013)

On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess bread assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries, and 38 depots (the “Acquired Hostess Bread Assets”) for a purchase price of $360.0 million. The company paid $18.0 million as a deposit for the Acquired Hostess Bread Assets during our quarter ended April 20, 2013. On July 19, 2013, the company completed the Acquired Hostess Bread Assets acquisition for a total cash payment of $355.3 million as a result of a purchase price adjustment related to the Butternut trademark. The company purchased 36 of the 38 depots included in the original bid. A second proposed Hostess bread asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. For fiscal 2013, we incurred carrying costs of $10.6 million related to these acquired facilities, such as workforce-related costs, property taxes, utilities and depreciation, and these costs were primarily included in the materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item in our Consolidated Statements of Income. We did not begin introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace until near the end of the third quarter on September 23, 2013. The re-introduction of the brands will continue in fiscal 2014. Sales attributable to the Acquired Hostess Bread Assets are excluded from acquisition sales because these sales are not specific to any one particular production facility, the applicable products were off the market for approximately one year and the applicable sales are integrated within our DSD Segment.

Sara Lee California acquisition (2013)

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”), for a total cash payment of $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Accordingly, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition. The escrow holdback is described in more detail in Note 7, Acquisitions.

Lepage acquisition (2012)

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

Tasty acquisition (2011)

In May 2011, the company acquired Tasty Baking Company (“Tasty”) to strengthen our position in the branded snack cake category and extend our DSD distribution into the Northeast. The Tastykake brand has been introduced through most of Flowers’ DSD territory and Flowers’ bread brands are being introduced into Tasty’s core markets in the Mid-Atlantic states.

Expansion Markets

In 2011, we announced a specific market expansion goal: to serve a geographical area that includes at least 75% of the U.S. population by 2016 with our Nature’s Own brand and other fresh DSD brands. At the end of 2013, we had expanded our population reach to more than 79%, moving into two states, and adding $159.6 million in annual sales in these expansion markets. Expansion markets are defined as new markets entered into within the last five years. We exceeded our goal by expanding the reach of our existing bakeries into new territories, building new bakeries, and merging with or acquiring independent bakers in strategic locations.

Our market expansion efforts are driven by our individual bakeries as they extend their service boundaries by serving new customers in territories adjacent to their current service areas. They accomplish this by partnering with retail and foodservice customers to serve new locations, adding our direct-store-distribution structure, and working to reach new customers in the targeted growth area.

Core Markets

Our strategy for growth in core markets includes introducing new products to serve both retail and foodservice customers. We have been successful in developing innovative products that gained consumer acceptance, as evidenced by reaching our goal of having new products comprise 3% to 8% of our sales growth for the last five years. A list of new products introduced in fiscal 2013 can be found below in the Brands & Products discussion.

In core markets, we also strive to enhance our customer base by reaching out to retailers or foodservice customers to offer additional products to those we currently serve and develop relationships with those who are potential customers.

Invest Wisely and Bake Smart

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

From 2009 through 2013, we invested $416.1 million in capital projects. We believe this consistent, yearly investment in our bakeries has given us a competitive edge in the baking industry and we are committed to maintaining that advantage by continuing our investments in new technology and improved processes. In 2012, we announced a $31.0 million investment in our Oxford, Pennsylvania bakery to add bread production capacity. The new production capacity, which was completed in May 2013, is producing Nature’s Own and Wonder breads for a six-state market area in the Northeast. We are currently evaluating the addition of a second production line to the Oxford bakery as part of our long-term growth plan, but the addition of this second line will depend on market demand for our products.

On July 27, 2013, we completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market. Also in 2013, we announced that we began production at our Henderson, Nevada bakery. This bakery was closed in November 2012 when Hostess began liquidation. This plant was included in the Acquired Hostess Bread Assets. This bakery will produce Nature’s Own products for markets in southern Nevada and parts of California.

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

•

Improving our shipping and logistics. In 2009, we began to roll out a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of 2013, we had installed this automated shipping system in 22 of our bakeries. We intend to install this system in four additional locations during 2014.

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

We employ approximately 10,500 people. Approximately 1,100 of these employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Brands & Products

Nature’s Own is the bestselling loaf bread in the U.S., in pounds, and dollars and its compound annual growth rate in sales since 2000 has been 14.5%. The Nature’s Own sales, at retail, were $1,141.2 million for fiscal 2013.

During 2013, we introduced the following new products under this brand:

•	Nature’s Own Honey Oat 20 ounces

•	Nature’s Own Pumpkin Spice Breakfast Bread

•	Nature’s Own Pumpkin Spice Oatmeal Toasters,

We also introduced Nature’s Own into the following new markets: Kansas City, Denver, New York, and Northern California. In addition to Nature’s Own, our DSD Segment also markets, among others:

•	We returned iconic bread brands to the market including Wonder, Merita, Home Pride and Butternut.

•

In 2013, we added new items to the Tastykake lineup, including Tastykake Dreamies, Swirly Cupcakes, Bag Cinnamon Donuts, Six Count Cinnamon Rolls, Glazed Pies and Tastykake Almond Joy Kandy Bar Kakes. Tastykake continued expansion efforts into the west during 2013 and entered the Arizona and Nevada markets.

•

In 2013, the Tastykake brand engaged in many new marketing efforts in order to reach todays modern consumer. These efforts included a new platform called milk media featuring branded milk gallons with Tastykake messaging and instant redeemable coupons, a mobile snaptag campaign, as well as a highly targeted sampling box program. Tastykake advertising also included high impact outdoor bulletins, free standing insert drops in thirty markets and traffic radio to ensure the brand gained maximum exposure among all consumer groups.

•

Fresh packaged bakery products under store brands for retailers. While store branded products carry lower margins than our branded products, they allow us to effectively use available production and distribution capacity. Store branded product also helps the company expand our total retail shelf space.

Our Warehouse Segment markets a line of specialty breads and rolls under the European Bakers brand, proprietary breads, buns, and rolls for specific foodservice customers, and tortillas and tortilla chips under Leo’s Foods and Juarez. Sales of our Leo’s Foods and Juarez brands moved to our DSD Segment in 2014. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Our Warehouse Segment products are distributed nationally through retail, foodservice and vending customer warehouses.

In 2013, we had the following initiatives for the Mrs. Freshley’s brand:

•	Revamped our package design with a fresh, clean look that has received extremely positive reception from the marketplace

•	Introduced a new Chocolate Dreamie to our line of Crème filled Cakes.

•	Introduced a new line of Cookie Bars and a Fruit & Yogurt Bar to our Mrs. Freshley’s offering.

During 2013, we experienced great growth for our brand and focused on consumer and customer relations. We completed two sampling tours that covered seven major markets within the U.S. and visited 56 on-site customer locations.

During 2013, we spent $2.6 million in product development costs for new products and product enhancements.

Marketing

We support our key brands with a multi-million dollar advertising and marketing effort that reaches out to consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day.

Customers

Our top 10 customers in fiscal 2013 accounted for 43.5% of sales. During 2013, our largest customer, Walmart/Sam’s Club, represented 20.1% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart was the only customer to account for 10.0% or more of our sales during 2013, 2012 and 2011.

Our fresh baked foods customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates approximately 270 such stores, and reported sales of $74.8 million during fiscal 2013 related to these outlets.

Our Warehouse Segment supplies national and regional restaurants, institutions and foodservice distributors, and retail in-store bakeries with frozen bakery products. It also sells packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets. It sells packaged bakery snack cakes primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.

Distribution

Distributing fresh bakery foods through a DSD system is a complex process. It involves determining appropriate order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. Distributors are responsible for ordering products, stocking shelves, maintaining special displays, and visiting customers daily to ensure adequate inventory and removing unsold goods.

To get fresh bakery foods to market, we use a network of approximately 5,900 routes (or territories) to distribute certain Flowers DSD brands in specified geographic territories. The company has sold the majority of these territories to independent distributors under long-term financing arrangements. The independent distributor program is designed to provide retail and foodservice customers with superior service. Independent distributors, highly motivated by financial incentives from their territory ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their territories resulting from higher branded sales volume.

The company has developed proprietary software on the hand-held computers that independent distributors use for daily ordering, transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee reduces the company’s selling, distribution and administrative expenses, and totaled $5.2 million in 2013, $4.9 million in 2012, and $4.6 million in 2011. Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. This system ensures that distributors have an adequate supply of the right mix of products to meet retail and foodservice customers’ immediate needs. We believe this system strives to minimize returns of unsold goods.

In addition to hand-held computers, we maintain an information technology (“IT”) platform that allows us to accurately track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily real-time, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to forecast sales and improve our in-store product ordering by customer. This IT platform is integral to our hand-held computers.

We also use PBS to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During fiscal 2013 approximately $1,116.4 million of our DSD Segment sales came through our PBS system.

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

As commodities, many of our baking ingredients are subject to periodic price fluctuations. Over the past six years the commodities market has been extremely volatile. Agricultural commodity prices reached all time highs in 2007 and have remained volatile every year since. We expect our commodity costs to be volatile in 2014. These costs fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. Our company enters into forward purchase agreements and derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $32.4 billion. This category is intensely competitive and underwent significant change in 2013. From a national standpoint, Flowers Foods is currently the number two company in the U.S. fresh baking industry based on market share.

At the start of 2012, the primary national competitors in the fresh bakery category included Grupo Bimbo S.A. de C.V./Bimbo Bakeries (“Grupo Bimbo”) (Sara Lee, Arnold, Thomas, Entenmann’s), Hostess (Wonder, Merita, Hostess), and Campbell Soup Company (Pepperidge Farm). By the end of 2012, Hostess, which had been in bankruptcy for seven of the last eight years, ceased production and announced it would liquidate.

The current competitive landscape for breads and rolls in the U.S. baking industry now comprises Grupo Bimbo, Flowers Foods, and Campbell Soup Company on a national or super-regional scale, together with independent regional bakers, local bakeries, and retailer-owned bakeries. The company faces significant competition from store brands (also known as “private label”) and products produced by independent bakers. While store brand breads and rolls have been offered by food retailers for decades, food retailers have put more emphasis on store brand products with the entry of mass merchandisers like Walmart and the ongoing consolidation of traditional supermarkets into much larger regional operations. In general, the store brand share of the fresh bread aisle accounts for approximately 27% of the dollar sales and approximately 38% of unit sales.

There are a number of smaller regional bakers in the U.S. Some of these do not enjoy the competitive advantages of larger operations, including greater brand awareness and economies of scale in purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

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

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price. Primary national competitors for fresh packaged bakery snack products include Hostess Brands (a new and separate company formed by the outside investment group that purchased the Hostess cake brands), McKee Foods Corporation (Little Debbie and Drake’s), Cloverhill Bakery and Grupo Bimbo.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, United States Bakery, Turano Baking Company, and All Round Foods, Inc. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

The company also faces competition from store brands that are produced both by us and our competitors. For several decades, store brand breads and rolls have been offered by food retail customers. Recently, food retailers have put more emphasis on store brand products, initiating a store brand push in such categories as chips and cereals. In general, the store brand share of the fresh bread aisle has remained relatively consistent.

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

The willingness of our customers and consumers to purchase our products depends in part on economic conditions. In recent years, economic conditions were significantly strained in the United States. Continuing or worsening economic challenges could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices of some of our products, limit our ability to increase or maintain prices, and reduce sales of higher margin products or shift our product mix to low-margin products. If any of these events occurs, or if unfavorable economic conditions continue or worsen, our sales and profitability could be adversely affected.

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

In addition, we are dependent upon natural gas or propane for firing ovens. Our independent distributors and third-party shipping companies are dependent upon gasoline and diesel for their vehicles. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing high-margin products to lower-margin products.

We may be adversely impacted if our information technology systems fail to perform adequately, including with respect to cybersecurity issues.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in billing, collecting, and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. Any such damage or interruption could have a material adverse effect on our business or financial results.

Competition could adversely impact revenues and profitability.

The United States bakery industry is highly competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with store branded products that are generally sold at lower prices. Competition is based on product availability, product quality, price, effective promotions, and the ability to target changing consumer preferences. We experience price pressure from time to time due to competitors’ promotional activity and other pricing efforts. This pricing pressure is particularly strong during adverse economic periods. Increased competition could result in reduced sales, margins, profits and market share.

We rely on several large customers for a significant portion of our sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of our sales, and the loss of one of our large customers could adversely affect our results of operations. Our top ten customers accounted for 43.5% of our sales during fiscal 2013. Our largest customer, Walmart/Sam’s Club, accounted for 20.1% of our sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

We may be adversely impacted by the failure to successfully execute acquisitions and divestitures and integrate acquired operations.

From time to time, the company undertakes acquisitions or divestitures. In fiscal 2013, we acquired the Acquired Hostess Bread Assets, certain assets and the Sara Lee trademark licenses from BBU in California, and certain assets related to a bun line in Modesto, California. In fiscal 2012, we acquired the Lepage Bakeries and certain licenses to the Earthgrains brands. In fiscal 2011, we acquired Tasty Baking Company. The success of these acquisitions, or any other acquisition or divestiture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

Acquisitions, including our recent acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

•	integrating the operations of the acquired businesses while carrying on the ongoing operations of the businesses we operated prior to the acquisitions;

•	managing a significantly larger company than before consummation of the acquisitions;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

•	integrating different business cultures;

•	attracting and retaining the necessary personnel associated with the acquisitions;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

Divestitures have operational risks that may include impairment charges. Divestitures also present unique financial and operational risks, including diversion of management attention from the existing core business, separating personnel and financial data and other systems, and adverse effects on existing business relationships with suppliers and customers.

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

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements on us and their other suppliers. The growth of large mass merchandisers, supercenters and dollar stores, together with changes in consumer shopping patterns, have produced large, sophisticated customers with increased buying power and negotiating strength. Current trends among retailers and foodservice customers include fostering high levels of competition among suppliers, demanding new products or increased promotional programs, requiring suppliers to maintain or reduce product prices, and requiring product delivery with shorter lead times. These business changes may involve inventory practices, logistics, or other aspects of the customer- supplier relationship. Compliance with requirements imposed by major customers may be costly and may have an adverse effect on our margins and profitability. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which also could adversely affect our results of operations.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 15.1% of all the pension plan assets as of December 28, 2013.

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

A disruption in the operation of our DSD distribution system could negatively affect our results of operations, financial condition and cash flows.

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

Our success depends, in part, on our ability to respond to current market trends and to anticipate the tastes and dietary habits of consumers, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. If we fail to anticipate, identify, or react to changes in consumer preferences, or we fail to introduce new or improved products on a timely basis we could experience reduced demand for our products, which could in turn cause our operating results to suffer.

Future product recalls or safety concerns could adversely impact our results of operations.

We may be required to recall certain of our products should they be mislabeled, contaminated, spoiled, tampered with or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury, illness or death. A product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results, depending on the costs of the recall, the destruction of product inventory, competitive reaction and consumer attitudes. Even if a product liability or consumer fraud claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products.

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

We rely on the success of our well-recognized brand names and we intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand building efforts. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. Our marketing investments may not prove successful in maintaining or increasing our market share. If we are not able to successfully maintain our brand recognition, our revenues and profitability could be adversely affected.

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

Our articles of incorporation and bylaws, and Georgia law contain provisions that may delay, deter or inhibit any possible future acquisition of our company if not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions in our organizational documents that could delay, deter or inhibit a future acquisition include the following:

•	A classified Board of Directors;

•	The requirement that our shareholders may only remove directors for cause;

•	Specified requirements for calling special meetings of shareholders;

•	The ability to issue preferred stock, which would be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	The ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, creditors, and the local community.

Our articles of incorporation also permit the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders.

Executive Offices

The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Executive Officers of Flowers Foods

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors elects our Executive Chairman of the Board for a one-year term. The Board of Directors has granted the Executive Chairman of the Board the authority to appoint the executive officers to hold office until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

George E. Deese Age 67 Executive Chairman of the Board	On February 15, 2013, the company announced that Mr. Deese was elected executive chairman of the board effective May 22, 2013. Mr. Deese was Chairman of the Board and Chief Executive Officer of Flowers Foods from January 2010 to May 22, 2013. Mr. Deese previously served as Chairman of the Board, President and Chief Executive Officer of Flowers Foods from January 2006 to January 2010 and as President and Chief Executive Officer of Flowers Foods from January 2004 to January 2006. Prior to that he served as President and Chief Operating Officer of Flowers Foods from May 2002 until January 2004. Mr. Deese also served as President and Chief Operating Officer of Flowers Bakeries from January 1997 until May 2002, President and Chief Operating Officer, Baked Products Group of Flowers Industries from 1983 to January 1997, Regional Vice President, Baked Products Group of Flowers Industries from 1981 to 1983 and President of Atlanta Baking Company from 1980 to 1981.

Allen L. Shiver Age 58 President and Chief Executive Officer	On February 15, 2013, the company announced that Mr. Shiver was elected president and chief executive officer effective May 22, 2013. Mr. Shiver was President of Flowers Foods from January 2010 to May 22, 2013. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to January 2010. He previously served as President and Chief Operating Officer of the warehouse delivery segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998 and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

R. Steve Kinsey Age 53 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from 2002 to 2007. Prior to that he served as Director of Tax of Flowers Foods from 2001 to 2002 and at Flowers Industries from 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from 1994 to 1998. Mr. Kinsey joined the company in 1989 as a Tax Associate.

Gene D. Lord Age 66 Executive Vice President and Chief Operating Officer	Mr. Lord has been Executive Vice President and Chief Operating Officer of Flowers Foods since May 2008. Mr. Lord previously served as President and Chief Operating Officer of the DSD Segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that, he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time, Mr. Lord served in various sales positions at Flowers Bakeries.

Name, Age and Office	Business Experience

Stephen R. Avera Age 57 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an Associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Michael A. Beaty Age 63 Executive Vice President of Supply Chain	Mr. Beaty has been Executive Vice President of Supply Chain of Flowers Foods since May 2008. Mr. Beaty previously served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that, he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time, Mr. Beaty served in management positions at various Flowers Bakeries operations, including Vice President of Manufacturing, Executive Vice President and President of various Flowers operations from 1974 until 1987.

Marta Jones Turner Age 60 Executive Vice President of Corporate Relations	Ms. Jones Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Jones Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that, she served as Vice President of Communications and Investor Relations from November 2000 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until January 2000 and Director of Public Relations of Flowers Industries from 1985 until 1997. Ms. Jones Turner joined the company in 1978.

Karyl H. Lauder Age 57 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Bradley K. Alexander Age 55 President, Flowers Bakeries	Mr. Alexander has been President of Flowers Bakeries since May 2008. Mr. Alexander previously served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

Donald A. Thriffiley, Jr. Age 60 Senior Vice President of Human Resources	Mr. Thriffiley has been Senior Vice President of Human Resources for Flowers Foods since May 2008 and will retire in March 2014. Mr. Thriffiley previously served as Vice President of Human Resources from 2002 to 2008. Prior to that, Mr. Thriffiley served as Director of Human Resources for Flowers Bakeries and in other human resources positions since joining the company in 1977.

Name, Age and Office	Business Experience

H. Mark Courtney Age 53 Senior Vice President of Sales and Marketing	Mr. Courtney has been Senior Vice President of Sales and Marketing of Flowers Bakeries since January of 2010. He previously served as Senior Vice President of Sales from April 2008 until January 2010. Prior to that, Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

David A. Hubbard Age 44 Senior Vice President and Chief Information Officer	Mr. Hubbard has been Senior Vice President and Chief Information Officer of Flowers Foods since December 2012. Prior to that he served as Vice President and Chief Information Officer from October 2011 to December of 2012. He previously served as Vice President, IT Technology and Development in 2011. Prior to that Mr. Hubbard was the IT Director, SAP Technology and eBusiness from 2003 through early 2011.

Tonja Taylor Age 54 Senior Vice President of Human Resources	Ms. Taylor has been Senior Vice President of Human Resources for Flowers Foods since September 2013. Prior to that, she served as Vice President of Human Resources from 2008 until September 2013. Ms. Taylor began her career with Flowers in 1999 as Change Management Coordinator for a key information technology initiative. She joined the corporate Human Resources team in 2000 and served in various postions including Manager of Organizational Development, Director of Organizational Development, and Managing Director of Human Resources.

Dan W. Stone Age 57 Senior Vice President of Logistics and Chief Integration Officer	Mr. Stone has been Senior Vice President of Logistics and Chief Integration Officer for Flowers Foods since January 2014. Mr. Stone previously served as Vice President of Logistics and Supply Chain Services from 2005 to 2014, and as Vice President of Purchasing from 2001 to 2005. Prior to that, Mr. Stone served as Director of Purchasing from 1997 to 2001. From 1995 to mid 1997, Mr. Stone served as Division Controller for Flowers Bakeries after serving as Regional Controller from 1990 to 1995. Prior to that he served in several management positions including Executive Vice President of Operations and Controller at various plant locations since joining the company in 1979.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 46 bakeries, of which 44 are owned and two are leased, and one mix plant. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2013, DSD Segment facilities taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment

Birmingham, Alabama	New Orleans, Louisiana
Opelika, Alabama	Lewiston, Maine(2)
Tuscaloosa, Alabama	Henderson, Nevada
Phoenix, Arizona	Goldsboro, North Carolina
Tolleson, Arizona	Jamestown, North Carolina
Batesville, Arkansas	Newton, North Carolina
Modesto, California (Leased)	Philadelphia, Pennsylvania (Leased)
Bradenton, Florida	Oxford, Pennsylvania
Jacksonville, Florida	Morristown, Tennessee
Lakeland, Florida	Denton, Texas
Miami, Florida	El Paso, Texas
Atlanta, Georgia	Ft. Worth, Texas
Savannah, Georgia	Houston, Texas(2)
Thomasville, Georgia	San Antonio, Texas
Villa Rica, Georgia	Tyler, Texas
Bardstown, Kentucky	Brattleboro, Vermont
Baton Rouge, Louisiana	Lynchburg, Virginia
Lafayette, Louisiana	Norfolk, Virginia

Warehouse Segment
Montgomery, Alabama	London, Kentucky
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
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

	FY 2013			FY 2012
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$22.11	$15.18	$0.1067	$14.31	$12.26	$0.1000
Second	$23.55	$21.60	$0.1125	$16.13	$12.93	$0.1067
Third	$24.50	$20.10	$0.1125	$14.73	$12.74	$0.1067
Fourth	$25.67	$20.58	$0.1125	$16.09	$12.31	$0.1067

Holders

As of February 13, 2014, there were approximately 3,817 holders of record of our common stock.

Stock Split

On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information in this Form 10-K has been restated for all prior periods presented giving retroactive effect to the stock split.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 28, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
	(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	8,112	$10.89	3,130
Equity compensation plans not approved by security holders	—	—	—

Total	8,112	$10.89	3,130

Under the company’s compensation plans the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the compensation plans is 41,906,250 shares as approved by shareholder vote in 2009. See Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2013, 204,934 shares, at a cost of $3.8 million, of the company’s common stock were purchased under the plan. No shares were purchased under the plan during the second or third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, 231,000 shares, at a cost of $5.0 million, of the company’s common stock were purchased. From the inception of the plan through December 28, 2013, 58.5 million shares, at a cost of $458.3 million, have been purchased.

The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2013 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
October 6, 2013 — November 2, 2013	—	—	—	9,190
November 3, 2013 — November 30, 2013	—	—	—	9,190
December 1, 2013 — December 28, 2013	231	$21.77	231	8,959

Total	231	$21.77	231

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 3, 2009 through December 27, 2013, the last trading day of our 2013 fiscal year.

Comparison of Cumulative Five Year Total Return

	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013
FLOWERS FOODS INC	100.00	102.62	119.77	130.58	162.49	231.50
S&P 500 INDEX	100.00	122.60	141.07	144.05	164.33	220.39
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	115.63	134.55	157.68	172.03	226.41
S&P MIDCAP 400 INDEX	100.00	134.13	169.87	166.92	193.66	261.46

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 3, 2009. Flowers Foods’ share price is also indexed to $100 at January 3, 2009. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2013, 2012, 2011, 2010, and 2009 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

	For the 52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$3,751,005	$3,046,491	$2,773,356	$2,573,769	$2,600,849
Net income	$230,894	$136,121	$123,428	$137,047	$133,712
Net income attributable to noncontrolling interest	—	—	—	—	$(3,415)
Net income attributable to Flowers Foods, Inc.	$230,894	$136,121	$123,428	$137,047	$130,297
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$1.09	$0.66	$0.60	$0.66	$0.63
Cash dividends per common share	$0.444	$0.420	$0.389	$0.345	$0.300
Balance Sheet Data:
Total assets	$2,504,014	$1,995,849	$1,553,998	$1,325,489	$1,351,442
Long-term debt and capital lease obligations	$892,478	$535,016	$283,406	$98,870	$225,905

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data included herein and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — description of our business. This includes discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the three fiscal years presented in our Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events during fiscal 2013 that will provide additional context while reading this discussion. These events include:

•

Stock Split — On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

•

Sara Lee and Earthgrains Acquisition — On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”) for a total cash payment of $50.0 million. The company acquired (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Accordingly, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition. The escrow holdback is described in more detail in Note 7, Acquisitions. Subsequent to the acquisition, we developed distribution territories to sell to independent distributors who serve California. The territory development took place in several phases through fiscal 2013. The route development is described in more detail in Note 7, Acquisitions.

•

Acquired Hostess Bread Assets — On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess Brands, Inc. (“Hostess”), as the “stalking horse bidder” for certain Hostess assets. One of the agreements provided for the purchase by the company of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride, and Butternut bread brands, 20 closed bakeries, and 38 depots (the “Acquired Hostess Bread Assets”) for a purchase price of $360.0 million. The company paid $18.0 million as a deposit for the Acquired Hostess Bread Assets during our quarter ended April 20, 2013. On July 19, 2013, the company completed the Acquired Hostess Bread Assets acquisition for a total cash payment of $355.3 million as a result of a purchase price adjustment related to the Butternut trademark. The company purchased 36 of the 38 depots included in the original bid. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. For fiscal 2013, we incurred carrying costs of $10.6 million related to these acquired facilities, such as workforce-related costs, property taxes, utilities, and depreciation, and these costs were primarily included in the materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately) line item in our Consolidated Statements of Income. We did not begin introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace until near the end of the third quarter on September 23, 2013. The re-introduction of the brands will continue throughout fiscal 2014.

•

New Term Loan — On April 5, 2013, we announced that we entered into a senior unsecured delayed-drawn term loan facility (“new term loan”) with a commitment of up to $300.0 million to finance a portion of the then pending acquisition of the Acquired Hostess Bread Assets and to pay certain acquisition-related costs and expenses. There were $1.7 million in financing fees associated with this new term loan, which includes a fee of 20 basis points on the daily undrawn portion from May 1, 2013 through the borrowing date of July 18, 2013. The company borrowed $300.0 million under the new term loan on July 18, 2013 to fund a portion of the purchase price for the acquisition of the Acquired Hostess Bread Assets.

•

Amendment to the Credit Facility and Term Loan — On April 5, 2013, we announced that we amended our existing $500.0 million senior unsecured revolving credit facility (as amended, the “credit facility”) and existing unsecured term loan (as amended, the “amended term loan”). The amendments provided for less restrictive leverage ratios and certain more favorable covenant terms, updated the respective base agreements to address changes in law, and included applicable conforming changes in light of the new term loan. There were no costs associated with these amendments. We made a final payment of $16.9 million on the amended term loan, which repaid the amended term loan in full, on August 5, 2013.

•

Accounts Receivable Securitization facility — On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As December 28, 2013, the company had $150.0 million outstanding under the facility. As of December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 46 bakery subsidiaries in 16 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas. These products are marketed fresh to more than 79% of the U.S. population or are sold fresh and frozen nationally.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. Direct Store Delivery (“DSD”) Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment reaches 79% of the U.S. population with fresh bakery foods. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD or Warehouse Segment depending on the method of delivery used to sell their products.

The DSD Segment operates a highly involved system of reciprocal baking whereby each bakery has an assigned production mission to produce certain items for its own market as well as for other DSD bakeries’ markets. This system allows for long and efficient production runs that help the company maintain its position as a low-cost producer. Bakeries within regional networks exchange products overnight through a third-party transportation system so that at the beginning of each sales day every DSD Segment bakery has a full complement of fresh products for its independent distributors to provide to their retail and foodservice customers.

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistently excellent quality, and offers a good working environment for team members. In fiscal years 2013, 2012, and 2011, the company had capital expenditures of $99.2 million, $67.3 million, and $79.2 million, respectively.

Consumers and our product portfolio

The company recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and outside resources tapped to stay current on changing taste, flavor, texture, and shape trends in bakery products and food in general. Our marketing, quality assurance, and research and development teams collaborate regularly as new products are considered, developed, tested, and introduced.

Brands are important in the bakery category and the company has invested over several decades in its brand portfolio through advertising, promotion, and packaging. Nature’s Own, introduced in 1977, was developed to address the developing trend of consumers demanding baked foods with a healthier profile. Nature’s Own, from inception, offered baked foods with no artificial flavors, colors, or preservatives. The Nature’s Own line-up now offers varieties with higher fiber and omega-3. In 2009, the company removed high fructose corn syrup from all Nature’s Own products.

On July 19, 2013 the company completed the acquisition of the Acquired Hostess Bread Assets. In September 2013, the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess declared bankruptcy in November 2012, were reintroduced into the market by the company. The brands were returned to markets where they were available before the company acquired the brands within our DSD market in the East, South, Southwest, and California. The acquired Nature’s Pride brand has not been reintroduced to the market and we are still considering the future of this brand.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced under several brands, such as Blue Bird and Mrs. Freshley’s. On May 20, 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes. The Tastykake brand adds an iconic snack cake brand to our brand portfolio. Since the acquisition of Tasty we have expanded the distribution of the Tastykake products into our core markets. We expect to continue to expand the Tastykake brand into any additional markets we enter over the next several years.

Strengths and core competencies

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvements in the operating results of our existing bakeries and, after detailed analysis, acquiring companies and properties that add value to the company. We believe this strategy has resulted in consistent and sustainable growth that will continue to build value for our shareholders.

The company also is committed to maintaining a collaborative, in-house information technology team that meets all of our bakeries’ needs and maximizes efficiencies. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory. In fiscal years 2013, 2012, and 2011, the company recorded $1,116.4 million, $863.4 million, and $821.0 million, respectively, in sales through PBS.

We regularly articulate our core business strategies to the investment community and internally to our team members, including long-term (five-year) goals. Compensation and bonus programs are linked to the company’s long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that provides performance-contingent common stock awards that generally vest over a two-year period. We believe these incentive programs provide both a short- and long-term goal for our most senior management team and aligns their interests with those of shareholders.

We believe our highly automated bakeries, with teams that focus on quality, bake products that meet consumers’ needs. We strive to maintain and exceed service levels for our customers, consumers, and suppliers. The design of our delivery systems and segments permits us to allocate management time and resources to meet marketplace expectations.

Competition and risks

In January 2012, Hostess filed for bankruptcy. By the end of 2012, Hostess, which had been in bankruptcy for seven of the last eight years, ceased production and announced it would liquidate. At that time, Hostess immediately stopped production and sold out their remaining inventory. They discontinued serving their customers by late November 2012. These events impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), and smaller regional bakeries, retailer-owned bakeries, and store brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for fiscal 2013 increased 23.1% from fiscal 2012. As disclosed throughout this report, this increase was primarily due to volume increases resulting from the Hostess liquidation and, to a lesser extent, the Lepage acquisition in fiscal 2012, the Sara Lee/Earthgrains California acquisition in 2013, and the acquisition of the Acquired Hostess Bread Assets in 2013.

While we expect sales to grow, we cannot guarantee the level of such growth considering the current economic environment and competitive landscape in the baking industry. The baking industry will continue to see market fluctuations in the near-term as companies compete for market position in the wake of the Hostess bankruptcy.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We anticipate that our commodity costs will remain volatile in 2014. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

Critical Accounting Estimates

Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the company’s Consolidated Financial Statements.

The company’s discussion and analysis of its results of operations and financial condition are based upon the Consolidated Financial Statements of the company, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues, expenses, and cash flows during the reporting period. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, bad debts, raw materials, inventories, long-lived assets, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following is a review of the critical assumptions and estimates, and the accounting policies and methods listed below, which are used in the preparation of the Consolidated Financial Statements:

•	revenue recognition;

•	derivative instruments;

•	valuation of long-lived assets, goodwill, and other intangible assets;

•	self-insurance reserves;

•	income tax expense and accruals;

•	pension obligations; and

•	share-based payments.

Revenue Recognition.    The company recognizes revenue from the sale of its products at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage and value, at the time the coupons are issued. Estimates for customer rebates assume that customers will meet the estimates of required quantities to qualify for payment and are recorded as a reduction to gross sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our portion of the estimated advertising costs of the underlying program and are recognized at the time the advertising takes place. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as PBS. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. In fiscal 2013 the company recorded $1,116.4 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2014. In addition, new PBS customers will begin implementation during 2014. Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived assets were recorded for fiscal years 2013, 2012 or 2011.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. Our reporting units are at the segment level. Each segment consists of several components. These components are aggregated by their respective delivery method into the warehouse delivery segment and DSD Segment. These segments rely on reciprocal baking among their components, cross-sells their products/brands within the segment, and utilize the same delivery method. Marketing, research and development and capital projects are measured at the segment level. We believe these factors support our reporting unit classifications. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is measured for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in our fourth quarter unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values by at least $690 million in each reporting unit in fiscal 2013. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2013, 2012, or 2011.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2013, 2012, or 2011.

The company also owns trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization of $455.0 million. A total of $185.0 million of the trademarks were from the Lepage acquisition that occurred in July 2012. A total of $79.5 million and $189.0 million of the trademarks were from the Sara Lee California and the Acquired Hostess Bread Assets acquisitions in fiscal 2013. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite-life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded for the fiscal years 2013, 2012, or 2011.

Self-Insurance Reserves.    We are self-insured for various levels of general liability, auto liability, workers’ compensation, and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis and are based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our financial condition and results of operations.

Income Tax Expense and Accruals.    The annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Changes in statutory rates and tax laws in jurisdictions in which we operate may have a material effect on the annual tax rate. The effect of these changes, if any, would be recognized when the change takes place.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Our income tax expense, deferred tax assets and liabilities, and reserve for uncertain tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if we believe it is more likely than not that some or all of the deferred assets will not be realized. While the company considers future taxable income and ongoing prudent and feasible tax strategies in assessing the need for valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to 2010.

Pension Obligations.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experiences different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans, and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain another defined benefit plan that covers a small number of union employees. Effective August 4, 2008, the company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. These plans were merged into the company’s largest defined benefit plan at December 31, 2011. Effective May 20, 2011, the company assumed sponsorship of three defined benefit plans as part of the Tasty acquisition. Benefits under these plans are frozen, and no future benefits will accrue under these plans. Two of the Tasty defined benefit plans are nonqualified plans covering former employees and nonemployee directors. One of these nonqualified plans for nonemployee directors was terminated and all benefit obligations of the plan were settled effective December 31, 2011. The Tasty qualified defined benefit plan was merged into the company’s largest defined benefit plan at December 31, 2012. The company recorded pension income of $1.7 million for fiscal 2013. We expect pension income of approximately $9.8 million for fiscal 2014.

A sensitivity analysis of fiscal 2013 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2013 pension costs	$(135)	$128	$(897)	$897
Estimated change in FY 2013 year-end benefit obligations	$(13,261)	$13,924	N/A	N/A

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2013, as compared with the average annual return on the plans’ assets over the past 15 years of approximately 7.4% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 18, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of the fiscal 2013 measurement date of December 31, 2012 for the pension plans the company sponsors was $184.5 million. The total unrecognized loss as of the fiscal 2014 measurement date of December 31, 2013 for the pension plans the company sponsors was $87.6 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2014 is expected to be approximately $1.9 million. To the extent that this unrecognized loss is subsequently recognized, the loss will increase the company’s pension costs in the future.

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

Employee grants issued before fiscal 2012 included non-qualified stock options (“NQSO”) and performance-contingent stock awards (“PSA”). The NQSO were valued using a Black-Scholes option-pricing model. The inputs for the model include an expected life, risk-free rate, expected volatility, and dividend yield. The PSA incorporated a market and performance condition component. However, because of the market condition the expense amount would only change if we determined the performance condition was triggered. The performance condition was always satisfied and adjustments were never made. The market condition was dependent on certain market benchmarks but the expense for these awards never changed.

In fiscal 2012 and fiscal 2013 we granted PSA that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target.

On May 31, 2013, our Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million. This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this time. This award is being expensed on a straight line basis over the four year vesting period.

Results of Operations

Matters Affecting Analysis

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2013, 2012 and 2011 consisted of 52 weeks. Fiscal 2014 will consist of 53 weeks.

Acquisitions described below.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill for this acquisition was $4.2 million.

Hostess specified assets acquisition (2013)

On January 11, 2013, the company announced that it had signed two asset purchase agreements with Hostess, as the “stalking horse bidder” for certain Hostess bread assets. One of the agreements provided for the purchase by the company of the Acquired Hostess Bread Assets for a purchase price of $360.0 million. The company paid $18.0 million as a deposit for the Acquired Hostess Assets during our quarter ended April 20, 2013. On July 19, 2013, the company completed the Acquired Hostess Assets acquisition for a total cash payment of $355.3 million as a result of a purchase price adjustment related to the Butternut trademark. The company purchased 36 of the 38 depots included in the original bid. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. For fiscal 2013, we incurred carrying costs of $10.6 million related to these acquired facilities, such as workforce-related costs, property taxes, utilities, and depreciation, and these costs were primarily included in the materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately) line item in our Condensed Consolidated Statements of Income, however, we did not begin introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace until near the end of the third quarter on September 23, 2013. The re-introduction of the brands will continue in fiscal 2014.

Sara Lee California acquisition (2013)

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

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”) for cash of $50.0 million. The company acquired (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Thus, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition. The escrow holdback is described in more detail in Note 7, Acquisitions.

Lepage acquisition (2012)

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

Tasty acquisition (2011)

In May 2011, the company acquired Tasty Baking Company (“Tasty”) to strengthen our position in the branded snack cake category and extend our DSD distribution into the Northeast. The Tastykake brand has been introduced through most of Flowers’ DSD territory and Flowers’ bread brands are being introduced into Tasty’s core markets in the Mid-Atlantic states.

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2013 and 2012 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$3,098,013	$2,508,856	82.6	82.4	$589,157	23.5
Warehouse	652,992	537,635	17.4	17.6	115,357	21.5

Total	$3,751,005	$3,046,491	100.0	100.0	$704,514	23.1

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,482,354	$1,218,053	47.8	48.6	$264,301	21.7
Warehouse(1)	489,867	399,757	75.0	74.4	90,110	22.5

Total	$1,972,221	$1,617,810	52.6	53.1	$354,411	21.9

Selling, distribution and administrative expenses
DSD(1)	$1,214,407	$973,317	39.2	38.8	$241,090	24.8
Warehouse(1)	97,576	83,381	14.9	15.5	14,195	17.0
Corporate(2)	63,148	50,782	—	—	12,366	24.4

Total	$1,375,131	$1,107,480	36.7	36.4	$267,651	24.2

Depreciation and amortization
DSD(1)	$100,792	$84,290	3.3	3.4	$16,502	19.6
Warehouse(1)	17,032	18,267	2.6	3.4	(1,235)	(6.8)
Corporate(2)	667	133	—	—	534	NM

Total	$118,491	$102,690	3.2	3.4	$15,801	15.4

Gain on acquisition
DSD(1)	$50,071	$—	1.6	—	$50,071	NM
Warehouse(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$50,071	$—	1.3	—	$50,071	NM

Income from operations
DSD(1)	$350,531	$233,196	11.3	9.3	$117,335	50.3
Warehouse(1)	48,517	36,230	7.4	6.7	12,287	33.9
Corporate(2)	(63,815)	(50,915)	—	—	(12,900)	(25.3)

Total	$335,233	$218,511	8.9	7.2	$116,722	53.4

Interest expense, net	$12,860	$9,739	0.3	0.3	$3,121	32.0
Income taxes	$91,479	$72,651	2.4	2.4	$18,828	25.9

Net income	$230,894	$136,121	6.2	4.5	$94,773	69.6

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2012 and 2011 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD	$2,508,856	$2,265,244	82.4	81.7	$243,612	10.8
Warehouse	537,635	508,112	17.6	18.3	29,523	5.8

Total	$3,046,491	$2,773,356	100.0	100.0	$273,135	9.8

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD(1)	$1,218,053	$1,090,941	48.6	48.2	$127,112	11.7
Warehouse(1)	399,757	382,260	74.4	75.2	17,497	4.6

Total	$1,617,810	$1,473,201	53.1	53.1	$144,609	9.8

Selling, distribution and administrative expenses
DSD(1)	$973,317	$896,677	38.8	39.6	$76,640	8.5
Warehouse(1)	83,381	78,733	15.5	15.5	4,648	5.9
Corporate(2)	50,782	41,081	—	—	9,701	23.6

Total	$1,107,480	$1,016,491	36.4	36.7	$90,989	9.0

Depreciation and amortization
DSD(1)	$84,290	$74,378	3.4	3.3	$9,912	13.3
Warehouse(1)	18,267	19,768	3.4	3.9	(1,501)	(7.6)
Corporate(2)	133	492	—	—	(359)	(73.0)

Total	$102,690	$94,638	3.4	3.4	$8,052	8.5

Income from operations
DSD(1)	$233,196	$203,248	9.3	9.0	$29,948	14.7
Warehouse(1)	36,230	27,351	6.7	5.4	8,879	32.5
Corporate(2)	(50,915)	(41,573)	—	—	(9,342)	(22.5)

Total	$218,511	$189,026	7.2	6.8	$29,485	15.6

Interest (expense) income, net	$(9,739)	$2,940	(0.3)	0.1	$(12,679)	NM
Income taxes	$72,651	$68,538	2.4	2.5	$4,113	6.0

Net income	$136,121	$123,428	4.5	4.5	$12,693	10.3

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Fifty-Two Weeks Ended December 28, 2013 Compared to Fifty-Two Weeks Ended December 29, 2012

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 28, 2013		December 29, 2012		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,046,916	54.6%	$1,590,726	52.2%	28.7%
Store Branded Retail	645,117	17.2	544,670	17.9	18.4%
Non-retail and Other	1,058,972	28.2	911,095	29.9	16.2%

Total	$3,751,005	100.0%	$3,046,491	100.0%	23.1%

The 23.1% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.1%
Volume	16.8%
Acquisitions (Sara Lee California and Lepage until cycled)	6.2%

Total Percentage Change in Sales	23.1%

Sales category discussion

Overall, sales increased due to significant volume increases, primarily associated with the Hostess liquidation, and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Significant increases in branded soft variety, snack cake, and white bread drove the increase and were primarily attributable to volume growth. The increase in store branded retail sales was due primarily to large volume increases and the Lepage acquisition contribution. Increases in the white bread, buns and rolls, and variety bread categories primarily drove these volume increases. The increase in non-retail and other sales was due to volume increases, largely foodservice and vending, and, to a lesser extent, the Lepage acquisition contribution, partially offset by price/mix declines. Sales from the Acquired Hostess Bread Assets are not included in the acquisition contribution.

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 28, 2013		December 29, 2012		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,905,002	61.5%	$1,486,887	59.3%	28.1%
Store Branded Retail	504,587	16.3	426,771	17.0	18.2%
Non-retail and Other	688,424	22.2	595,198	23.7	15.7%

Total	$3,098,013	100.0%	$2,508,856	100.0%	23.5%

The 23.5% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.6%
Volume	13.4%
Acquisitions (Sara Lee California and Lepage until cycled)	7.5%

Total Percentage Change in Sales	23.5%

Sales category discussion

Overall, sales increased due to significant volume increases, primarily associated with the Hostess liquidation, and the Lepage and Sara Lee California acquisitions. The increase in branded retail sales was due primarily to significant volume increases and the Lepage and Sara Lee California acquisitions. Increases in brand soft variety, brand white bread, and brand cake contributed the most growth and were attributable mainly to volume increases. The increase in store branded retail sales was due to volume increases and the Lepage acquisition. Increases in the white bread and buns and rolls categories primarily drove the volume increase. These increases were partially offset by certain store branded snack cake items that are now sold through our Warehouse Segment. This operational change negatively affected DSD Segment sales by approximately 1%. The increase in non-retail and other sales was due to volume increases and, to a lesser extent, the Lepage acquisition. Sales from the Acquired Hostess Bread Assets are not included in the acquisition contribution.

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 28, 2013		December 29, 2012		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$141,914	21.7%	$103,839	19.3%	36.7%
Store Branded Retail	140,530	21.5	117,899	21.9	19.2%
Non-retail and Other	370,548	56.8	315,897	58.8	17.3%

Total	$652,992	100.0%	$537,635	100.0%	21.5%

The 21.5% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(7.2)%
Volume	28.7%

Total Percentage Change in Sales	21.5%

Sales category discussion

The overall increase in sales was driven by significant volume increases, primarily associated with the Hostess liquidation, partially offset by price/mix decreases in foodservice. The increase in branded retail sales was primarily the result of significant increases in branded snack cake volume, partially offset by unfavorable price/mix. The increase in store branded retail sales was due to volume and price/mix increases. These increases were a result of approximately $27.2 million of store branded snack cake that were previously sold through our DSD Segment as discussed above. This operational change positively impacted Warehouse Segment sales by approximately 5%, increasing volume, but negatively impacting pricing/mix overall. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice was due to volume increases in vending and foodservice, partially offset by price/mix decreases in foodservice.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.8%	27.5%	(0.7)%
Workforce-related costs	13.1	13.8	(0.7)
Packaging	4.5	4.8	(0.3)
Utilities	1.5	1.7	(0.2)
Other	6.7	5.3	1.4

Total	52.6%	53.1%	(0.5)%

The overall decrease was attributed to significant volume increases, partially offset by higher ingredient prices, increased outside purchases of product, carrying costs associated with the Acquired Hostess Bread Asset’s facilities, and decreased manufacturing efficiencies. Although ingredient prices rose, ingredient costs decreased as a percent of sales primarily due to increases in outside purchases of product (sales with no associated ingredient costs). The cost of these outside purchases is included in the other line item component. Workforce-related costs decreased as a percent of sales due to significant volume increases and higher sales of outside purchased products (sales with no associated workforce-related costs). Packaging decreased as a percent of sales mainly due to increases in outside purchases of product (sales with no associated packaging costs).

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

The table below presents the significant components of materials, supplies, labor, and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.5%	23.9%	(0.4)%
Workforce-related costs	11.2	11.7	(0.5)
Packaging	3.3	3.4	(0.1)
Utilities	1.4	1.5	(0.1)
Other	8.4	8.1	0.3

Total	47.8%	48.6%	(0.8)%

The overall DSD Segment improvement was due primarily to significant volume increases, partially offset by increased outside purchases of product, carrying costs associated with the Acquired Hostess Bread Asset’s facilities, and decreased manufacturing efficiencies. The cost of the outside purchases is included in the other line item component. Increases in ingredient prices, primarily flour, were more than offset by increases in outside purchases of product (sales with no associated ingredient costs). Workforce-related costs decreased as a percent of sales due to significant volume increases and higher sales from outside purchased products (sales with no associated workforce-related costs).

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	42.0%	44.7%	(2.7)%
Workforce-related costs	22.1	23.8	(1.7)
Packaging	10.5	11.3	(0.8)
Utilities	1.9	2.2	(0.3)
Other	(1.5)	(7.6)	6.1

Total	75.0%	74.4%	0.6%

The Warehouse Segment decrease in ingredient and packaging costs as a percent of sales was from the sales transferred from our DSD Segment described above (sales with no associated ingredient or packaging costs). The effect of this transfer was a 220 basis point benefit to ingredient and packaging costs as a percent of sales. Excluding the effect of this sales transfer, the decrease in ingredients was primarily attributed to increases in outside purchases of product (sales with no associated ingredient costs) that are included in the other line item component in the above table. Although ingredient costs declined as a percent of sales, ingredient pricing increased. Significant increases in volume and the increase in sales of outside purchased product reduced workforce-related costs as a percent of sales (sales with no associated workforce-related costs). The increase in other costs was due primarily to increased outside purchases and the sales transfer from the DSD Segment to the Warehouse Segment discussed above.

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6%	17.2%	0.4%
Distributor distribution fees	12.7	13.2	(0.5)
Other	6.4	6.0	0.4

Total	36.7%	36.4%	0.3%

The increase in workforce-related costs was primarily attributable to the Lepage and Sara Lee California acquisitions as they generally did not use independent distributors to deliver product for the majority of 2013. We transitioned the Sara Lee California and are transitioning the Lepage operations to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. Acquisition-related costs were $17.8 million for fiscal 2013 compared to $9.6 million for fiscal 2012. These costs are included in the other line item component and were primarily for costs associated with the Sara Lee California acquisition and the acquisition of the Acquired Hostess Bread Assets, partially offset by costs incurred for the Lepage acquisition in the prior year.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.0%	17.3%	0.7%
Distributor distribution fees	15.4	16.0	(0.6)
Other	5.8	5.5	0.3

Total	39.2%	38.8%	0.4%

The increase in workforce-related costs was primarily attributable to the Lepage and Sara Lee California acquisitions as they generally did not use independent distributors to deliver product for the majority of 2013. We transitioned the Sara Lee California and are transitioning the Lepage operations to the independent distributor model which will, over time, decrease the workforce-related costs and increase the distributor distribution fees. We incurred higher marketing expenses as a percent of sales for the Hostess Bread Brands reintroduction, new markets, and Tastykake and these costs are included in the other line item.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.0%	9.1%	(0.1)%
Freezer/storage rent	1.8	1.9	(0.1)
Distribution costs	0.8	1.1	(0.3)
Other	3.3	3.4	(0.1)

Total	14.9%	15.5%	(0.6)%

The Warehouse Segment selling, distribution and administrative expenses decreased as a percent of sales primarily due to decreases in distribution costs. These costs were lower because of higher sales volume which spread costs over a larger base.

Depreciation and Amortization.    Depreciation and amortization expense increased due primarily to the Lepage acquisition, the Acquired Hostess Assets as well as other property, plant and equipment being placed in service.

The DSD Segment’s depreciation and amortization expense increased primarily due to the Lepage acquisition, the Acquired Hostess Bread Assets as well as other property, plant and equipment being placed in service.

The Warehouse Segment depreciation and amortization expense decrease was the result of assets fully depreciated at the beginning of the year that did not impact the current year.

Gain on acquisition.    On February 23, 2013 the company completed its acquisition of certain assets and trademark licenses from BBU for a cash purchase price of $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this transaction with cash on hand and available borrowings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from a typical arms-length negotiation. Accordingly, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax.

Income from operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD	50.3%
Warehouse	33.9
Unallocated corporate	(25.3)
Consolidated	53.4%

The increase in the DSD Segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 21.5% of the DSD Segment increase in operating income. Excluding the gain on acquisition, the increase was 28.8% which was driven by significantly higher sales volumes and the Lepage acquisition, partially offset by the carrying costs associated with the closing of facilities included in the Acquired Hostess Bread Assets. The increase in the Warehouse Segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to $17.8 million of acquisition costs associated with the Acquired Hostess Bread Assets and Sara Lee California acquisitions partially offset by the prior year acquisition costs of $9.6 million.

Net Interest Expense.    The increase resulted from higher interest expense on the securitization facility, new term loan, and credit facility due to borrowings made by the company during fiscal 2012 and fiscal 2013 primarily for the Sara Lee California and Acquired Hostess Bread Assets acquisitions.

Income Taxes.    The effective tax rate for fiscal 2013 and fiscal 2012 was 28.4% and 34.8%, respectively. This decrease was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacts the rate by approximately 5.2%. Discrete benefits recognized in the current period also contributed to the lower rate. The other significant differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

Fifty-Two Weeks Ended December 29, 2012 Compared to Fifty-Two Weeks Ended December 31, 2011

Consolidated Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,590,726	52.2%	$1,421,229	51.3%	11.9%
Store Branded Retail	544,670	17.9	499,661	18.0	9.0%
Non-retail and Other	911,095	29.9	852,466	30.7	6.9%

Total	$3,046,491	100.0%	$2,773,356	100.0%	9.8%

The 9.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.5%
Volume	2.1%
Acquisitions	6.2%

Total Percentage Change in Sales	9.8%

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

DSD Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,486,887	59.3%	$1,326,992	58.6%	12.0%
Store Branded Retail	426,771	17.0	373,971	16.5	14.1%
Non-retail and Other	595,198	23.7	564,281	24.9	5.5%

Total	$2,508,856	100.0%	$2,265,244	100.0%	10.8%

The 10.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.6%
Volume	1.5%
Acquisitions	7.7%

Total Percentage Change in Sales	10.8%

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

Warehouse Segment Sales

	For the 52 Weeks Ended		For the 52 Weeks Ended
	December 29, 2012		December 31, 2011		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$103,839	19.3%	$94,237	18.5%	10.2%
Store Branded Retail	117,899	21.9	125,690	24.7	(6.2)%
Non-retail and Other	315,897	58.8	288,185	56.8	9.6%

Total	$537,635	100.0%	$508,112	100.0%	5.8%

The 5.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.2%
Volume	3.6%

Total Percentage Change in Sales	5.8%

Sales category discussion

The increase in branded retail sales was primarily due to volume increases in brand snack/dessert cake, multi-pak cake, and bakery deli. The decrease in store branded retail sales was primarily a shift from store brand cake to branded retail sales, partially offset by pricing/mix increases. The increase in non-retail and other sales was due to volume increases in foodservice which includes fast foods and vending, partially offset by pricing/mix declines.

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

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Commodity prices increased in 2011 and 2012 and continued that trend into 2013. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

The Warehouse Segment’s increased ingredient costs as a percent of sales was from higher prices for flour, sugar, shortening/oil, and cocoa as well as higher volumes. Workforce-related costs, packaging, and utilities as a percent of sales decreased due to volume increases in fiscal 2012. The decrease in other costs was due primarily to decreased repairs and maintenance costs, and increased sales volumes which spread manufacturing costs over a larger sales base. As a result, additional overhead was covered in fiscal 2012 compared to fiscal 2011.

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.2%	17.4%	(0.2)%
Distributor distribution fees	13.2	13.4	(0.2)
Other	6.0	5.9	0.1

Total	36.4%	36.7%	(0.3)%

The decrease in workforce-related costs as a percent of sales was due to higher sales, partially offset by the increase related to Lepage discussed below. Distributor distribution fees decreased as a percent of sales due to the Lepage acquisition. Lepage generally distributes its products directly rather than via independent distributors. We do not expect this to continue as we began selling the Lepage territories to independent distributors in 2013 and will continue to do so in 2014. Once the distributor territories are sold the Lepage distributor distribution fees will be reflected here. Currently, the delivery costs for Lepage are recorded in the selling, distribution and administrative expenses line item as workforce-related costs because their delivery routes are generally all company owned and the employees who deliver their products are included in the workforce-related costs line item.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.3%	17.6%	(0.3)%
Distributor distribution fees	16.0	16.4	(0.4)
Other	5.5	5.6	(0.1)

Total	38.8%	39.6%	(0.8)%

The decrease in workforce-related costs as a percent of sales was due to higher sales volume which spread these costs over a higher sales base in fiscal 2012. Distributor distribution fees decreased due to the Lepage acquisition. Lepage generally distributes its products directly rather than via independent distributors. We do not expect this to continue as we began selling the Lepage territories to independent distributors in 2013 and will continue to do so in 2014. Once the distributor territories are sold the Lepage distributor distribution fees will be reflected here. Currently, the delivery costs for Lepage are recorded in the selling, distribution and administrative expenses line item as workforce-related costs.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2012 % of sales	FY 2011 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.1%	9.7%	(0.6)%
Freezer/storage rent	1.9	1.9	—
Distribution costs	1.1	0.5	0.6
Other	3.4	3.4	—

Total	15.5%	15.5%	—%

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

The increase in the DSD Segment income from operations was attributable to the Lepage and Tasty acquisitions and sales increases, partially offset by higher ingredient costs. The increase in the Warehouse Segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to higher acquisition costs associated with the Lepage acquisition that was completed in our third quarter of fiscal 2012 and higher workforce-related costs, partially offset by the prior year Tasty acquisition costs. Costs associated with the purchase of certain Hostess bread assets continued to negatively impact unallocated corporate expenses during 2013.

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

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements and capital expenditures. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally, and repurchasing shares of its common stock, when appropriate.

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

Flowers Foods’ cash and cash equivalents were $8.5 million at December 28, 2013 as compared to $13.3 million at December 29, 2012. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2013	Fiscal 2012	Change
Cash flows provided by operating activities	$270,484	$216,880	$53,604
Cash disbursed for investing activities	(502,885)	(385,437)	(117,448)
Cash provided by financing activities	227,656	174,049	53,607

Total change in cash	$(4,745)	$5,492	$(10,237)

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Depreciation and amortization	$118,491	$102,690	$15,801
Stock-based compensation	15,943	10,116	5,827
Gain on acquisition	(50,071)	—	(50,071)
Loss (gain) reclassified from accumulated other comprehensive income to net income	27,055	17,272	9,783
Deferred income taxes	6,485	11,450	(4,965)
Provision for inventory obsolescence	1,210	947	263
Allowances for accounts receivable	4,110	1,991	2,119
Pension and postretirement plans expense	(2,041)	1,570	(3,611)
Other non-cash	(5,701)	(1,182)	(4,519)

Net non-cash adjustment to net income	$115,481	$144,854	$(29,373)

Net cash used for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Changes in accounts receivable, net	$1,114	$(64,182)	$65,296
Changes in inventories, net	(10,708)	(13,366)	2,658
Changes in hedging activities, net	(39,325)	(1,850)	(37,475)
Changes in other assets, net	(22,151)	1,431	(23,582)
Changes in accounts payable, net	(702)	28,529	(29,231)
Changes in other accrued liabilities, net	10,699	3,486	7,213
Pension contributions	(14,818)	(18,143)	3,325

Net changes in working capital and pension contributions	$(75,891)	$(64,095)	$(11,796)

The change in depreciation and amortization was primarily due to the Lepage, Acquired Hostess Bread Assets, and the Sara Lee California acquisitions. Depreciation and amortization increased $11.3 million for these acquisitions. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and, therefore, was included in all of 2013, as opposed to only two quarters in 2012, and the significant increase of our stock price in this year. The stock-based compensation award in 2013 was on January 1, 2013 and was, therefore, included in the entire fiscal 2013. The provision of allowance for accounts receivable increased because sales increased by 12.6% in the fourth quarter of fiscal 2013. The sales increase affected the accounts receivable balance for sales that occurred in the quarter but which were not paid until 2014. The increase in inventory was because the company increased materials on hand to keep up with sales demand. The pension and postretirement plan expense decreased because the unfunded liability of the plans decreased from the prior year (requiring a smaller contribution in 2013 versus 2012). Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and are due to sales increases. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program). Note 9, Other Current and Noncurrent Assets, Note 10, Other Accrued Liabilities, and Note 19, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K list material items for additional context to changes in working capital.

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2013. As of December 28, 2013, the company had $16.9 million recorded in other current assets, and on December 29, 2012, the company had $9.0 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

In fiscal 2013, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $5.0 million and discretionary contributions of $9.8 million. In addition, there were $0.4 million in nonqualified pension benefits paid from corporate assets during fiscal 2013. Despite an average annual return on plan assets of 7.4% (net of expenses) over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008 which have not fully recovered. During 2014, the company expects to contribute $13.0 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $13.4 million during the first quarter of 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activites for fiscal 2013 and fiscal 2012 (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Purchase of property, plant, and equipment	$(99,181)	$(67,259)	$(31,922)
Repurchase of independent distributor territories	(26,418)	(17,849)	(8,569)
Principal payments from notes receivable	21,596	16,498	5,098
Acquisition of businesses, net of cash acquired	(415,813)	(318,476)	(97,337)
Proceeds from sale of new distribution territories	13,965	—	13,965
Proceeds from sale of property, plant and equipment	2,966	1,301	1,665
Other investing activities	—	348	(348)

Net cash disbursed for investing activities	$(502,885)	$(385,437)	$(117,448)

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Assets acquisition required approximately $337.0 million in cash when the acquisition closed on July 19, 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Bread Assets acquisition at closing. An additional $0.3 million was paid for the Acquired Hostess Bread Assets shortly after closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. Capital expenditures for the DSD and Warehouse Segments were $80.5 million and $8.2 million, respectively. The company currently estimates capital expenditures of approximately $95.0 million to $100.0 million on a consolidated basis during fiscal 2014. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory during fiscal 2013. Prior to the acquisition, Lepage generally did not use the independent distributor model to deliver their products. During the third quarter of fiscal 2013 we began to implement the independent distributor model at Lepage. We expect the implementation to cause changes to the amount outstanding under the distributor notes in fiscal 2014 and affect the principal payments received by us in the future.

Cash Flows Provided by Financing Activities.    The table below presents net cash provided by financing activities for fiscal 2013 and fiscal 2012 (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Dividends paid, including dividends on share-based payment awards	$(92,840)	$(86,489)	$(6,351)
Exercise of stock options, including windfall tax benefit	21,466	16,199	5,267
Payment of debt issuance costs and financing fees	(2,456)	(4,440)	1,984
Stock repurchases	(8,819)	(18,726)	9,907
Change in bank overdrafts	(499)	6,684	(7,183)
Net debt and capital lease obligations payments	310,856	260,821	50,035
Other	(52)	—	(52)

Net cash provided by financing activities	$227,656	$174,049	$53,607

Our annual dividend payout rate increased 5.4% from fiscal 2012 to fiscal 2013. The compound annual growth rate for our dividend payout rate from fiscal 2009 to fiscal 2013 was 11.0%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of December 28, 2013, there were nonqualified stock option grants of 4,977,704 shares that were exercisable. These have a remaining contractual life of approximately 2.28 years and a weighted average exercise price of $10.91 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees decreased because we incurred fees for the senior notes issued in April 2012 and the amendment to the credit facility in November 2012. The change in bank overdraft was a function of our cash receipts since the end of our fiscal 2012. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily from the new term loan and the securitization facility issued for the Acquired Hostess Bread Assets.

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

Senior Notes, Credit Facility, and Term Loans

Amendment to Credit Facility and New Term Loan.    On February 14, 2013, we amended our existing $500.0 million senior unsecured revolving credit facility and existing unsecured new term loan, each of which is discussed in more detail below. The credit facility amendment provides for a reduced interest rate and facility fee and extends the term to five years from the amendment date. The new term loan amendment reduces the applicable interest rate.

Accounts Receivable Securitization Facility.    On July 17, 2013, the company entered into the facility. The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 28, 2013, the company had $150.0 million outstanding under the facility. As of December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

Optional principal repayments may be made at anytime without premium or penalty. Interest for the most recent calendar month is due two days after our reporting period ends in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility, which are being amortized over the life of the facility.

New Term Loan.    On April 5, 2013, the company entered into the new term loan with a commitment of up to $300.0 million to partially finance the Acquired Hostess Bread Assets acquisition and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 11, Debt and Other Obligations.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes.    On April 3, 2012, the company issued $400 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of December 28, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility.    On April 5, 2013, the company amended its credit facility to provide for less restrictive leverage ratios and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements in drawn and undrawn pricing. The credit facility contains a provision that permits the company to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of December 28, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $44.2 million and $110.5 million in outstanding borrowings under the credit facility at December 28, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the low daily outstanding balance was $5.6 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. For fiscal 2013 the company borrowed $1,710.0 million in revolving borrowings under the credit facility and repaid $1,776.3 million in revolving borrowings. The amount available under the credit facility is reduced by $15.5 million for letters of credit. On December 28, 2013, the company had $440.3 million available under its credit facility for working capital and general corporate purposes.

Term Loan.    On April 5, 2013, the company amended its credit agreement dated August 1, 2008 pursuant to the amended term loan, to conform the terms to the new term loan. The amended term loan provided for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments were due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan included certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 29, 2012, the company was in compliance with all restrictive financial covenants under the amended term loan. As of December 29, 2012, the amount outstanding under the amended term loan was $67.5 million. The final payment of $16.9 million, which repaid the term loan in full, was made on August 5, 2013.

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

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Stock Repurchase Plan.    Our Board of Directors has approved a plan that authorized stock repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open markets or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of December 28, 2013, 58.5 million shares at a cost of $458.3 million have been purchased under this plan. Included in these amounts are 435,935 shares at a cost of $8.8 million purchased during fiscal 2013.

Income Taxes.    Federal and state tax payments totaled $83.8 million, $63.6 million, and $70.6 million during fiscal years 2013, 2012, and 2011, respectively, and were funded with cash flows from operations.

Distributor Arrangements.    The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes generally have terms of up to ten years, and the distributors pay principal and interest weekly. A majority of the independent distributors have the right to require the company to repurchase the territories and trucks, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. If the company had been required to repurchase these territories, the company would have been obligated to pay $0.7 million and $0.7 million as of December 28, 2013 and December 29, 2012, respectively. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. If the company acquires a territory from an independent distributor that is to be resold, the company operates the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $161.6 million and $118.5 million as of December 28, 2013 and December 29, 2012, respectively, of distributor notes. This increase is a result of territories sold during fiscal 2013 and financed by the company, primarily those territories located in California and related to the Lepage acquisition. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $26.6 million and $30.1 million as of December 28, 2013 and December 29, 2012, respectively, of territories held for sale. The decrease was primarily the result of certain routes that were repurchased for route restructuring in fiscal 2012 and which were sold during fiscal 2013.

In the ordinary course of business, when an independent distributor terminates their relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the leased truck of the former distributor. To accomplish this, the company operates the leased truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At December 28, 2013 and December 29, 2012, the company operated approximately 370 and 270 trucks as held for sale distributorships, respectively. Assuming the company does not resell these territories to new independent distributors, at December 28, 2013 and December 29, 2012, the maximum obligation associated with these truck leases was approximately $3.9 million and $10.0 million, respectively. There is no liability recorded in the Consolidated

Balance Sheet with respect to such leases, as the obligation for each lease generally remains an obligation of the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.    At December 28, 2013 and December 29, 2012, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.    The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at December 28, 2013 and December 29, 2012 was $13.1 million and $11.4 million, respectively.

During fiscal 2008, participants in the company’s EDCP were offered a one-time option to convert all or a portion of their cash balance in their EDCP account to company common stock to be received at a time designated by the participant. Several employees and non-employee directors of the company converted the outstanding cash balances in their respective EDCP accounts to an account that tracks the company’s common stock and that will be distributed in the future. As part of the arrangement, the company no longer has any future cash obligations to the individuals for the amount converted. The individuals will receive shares of our common stock equal to the dollar amount of their election divided by the company’s common stock price on January 2, 2009. A total of approximately 47,500 deferred shares will be issued throughout the election dates chosen. As part of the election, the individuals can choose to receive the shares on either a specific date, in equal installments over up to 60 quarters, or upon separation from service from the company. A total of 1,647 shares were issued during 2012 and no shares were issued in 2013.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 28, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2014	2015-2016	2017-2018	2019 and Beyond
Contractual Obligations:
Long-term debt	$910,671	$26,471	$250,000	$226,700	$407,500
Interest payments(1)	165,004	24,791	45,311	38,027	56,875
Capital leases	15,649	4,801	5,368	5,092	388
Interest on capital leases	1,074	419	479	163	13
Non-cancelable operating lease obligations(2)	506,291	55,632	97,024	76,412	277,223
Pension and postretirement contributions and payments(3)	22,315	13,930	1,914	2,036	4,435
Deferred compensation plan obligations(4)	13,104	186	452	602	11,864
Purchase obligations(5)	264,959	264,959	—	—	—

Total contractual cash obligations	$1,899,067	$391,189	$400,548	$349,032	$758,298

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$15,463	$15,463	$—	$—	$—
Truck lease guarantees	3,937	34	425	872	2,606

Total commitments	$19,400	$15,497	$425	$872	$2,606

(1)	Interest payments on our variable rate term loan are based on the actual rate as of December 28, 2013. This includes interest swapped from a floating rate to a fixed rate based on our interest rate swaps under the term loan. The $44.2 million outstanding under our credit facility at December 28, 2013 is not included since payments into and out of the credit facility change daily. Interest on the senior notes is based on the stated rate and excludes the amortization of debt discount of $0.8 million. Also excluded from interest payments are the non-cash amortization charges of the discount for the fair value of the Lepage deferred payments. The facility and new term loan interest rates are based on the actual rates as of December 28, 2013.

(2)	Does not include lease payments expected to be incurred in fiscal year 2013 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheet but will be recorded as lease payments obligations are incurred in the Consolidated Statements of Income.

(3)	Includes the estimated company contributions to the pension plans during fiscal 2014 and the expected benefit payments for postretirement plans from fiscal 2014 through fiscal 2023. These future postretirement plan payments are not recorded on the Consolidated Balance Sheet but will be recorded as these payments are incurred in the Consolidated Statements of Income.

(4)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP. This liability is recorded on the Consolidated Balance Sheet.

(5)	Represents the company’s various ingredient and packaging purchasing agreements. This item is not recorded on the Consolidated Balance Sheet.

(6)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 28, 2013 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheet, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $3.7 million related to uncertain tax positions. Details regarding this liability are presented in Note 19, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K. We expect to sell repurchased distributor territories that we currently operate. If we determined that these territories would not be sold, an additional $3.9 million of future lease payments would become our responsibility. These are not included in the table and will only be recorded if they are incurred.

Guarantees and Indemnification Obligations.    Our company has provided various representations, warranties, and other standard indemnifications in various agreements with customers, suppliers and other parties, as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013, an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including; bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s Consolidated Financial Statements. This guidance will be effective for our fiscal 2014 which begins on December 29, 2013. Our fiscal 2013 began on December 30, 2012 which was before the effective date of this new guidance for fiscal 2013.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company uses derivative financial instruments as part of an overall strategy to manage market risk. The company uses forwards, futures, swaps, and option contracts to hedge existing or future exposure to changes in interest rates and commodity prices. The company does not enter into these derivative financial instruments for trading or speculative purposes. If actual market conditions are less favorable than those anticipated, interest rates and commodity prices could increase significantly, adversely affecting our interest costs and the margins from the sale of our products.

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 28, 2013, the company’s hedge portfolio contained commodity derivatives with a fair value of $(11.5) million. Of this fair value, $(11.1) million is based on quoted market prices and $(0.4) million is based on models and other valuation methods; $(10.8) million, $(0.6) million, and $(0.1) million of this fair value relates to instruments that will be utilized in each of fiscal 2014 through 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 28, 2013, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $13.0 million and $(13.0) million, respectively. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of December 28, 2013. The swaps issued for the term loan expired at the time the term loan was paid in full.

Item 8.	Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”).

Based upon that evaluation, our CEO, CFO, and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 9, 2014 (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors, which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Our President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 21, 2013 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2013 and Fiscal 2012 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 28, 2013 and December 29, 2012.

Consolidated Statements of Income for the fifty-two weeks ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the fifty-two weeks ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 28, 2013, December 29, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements.

2.	Exhibits. The following documents are filed as exhibits hereto:

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
2.3	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).
2.4	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).
2.5	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 99 to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

Exhibit No		Name of Exhibit
4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).
4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).
4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).
4.4	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.5	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).
4.6	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).
4.7	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).
10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).
10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).
10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).
10.4	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).
10.5	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).
10.6+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.7+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

Exhibit No		Name of Exhibit
10.8+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.9+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.10+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.11+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.12+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).
10.13+	—	Form of 2010 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K dated March 3, 2010, File No. 1-16247).
10.14+	—	Form of 2010 Deferred Shares Agreement, by and between Flowers Foods, Inc. and certain members of the Board of Directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.15+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).
10.16+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).
10.17+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).
10.18+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).
*10.19+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*10.20+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc.
*21	—	Subsidiaries of Flowers Foods, Inc.
*23	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Year Ended December 28, 2013.

Exhibit No		Name of Exhibit
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2014.

FLOWERS FOODS, INC.

/s/ ALLEN L. SHIVER
Allen L. Shiver
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

Signature	Title	Date

/s/ ALLEN L. SHIVER Allen L. Shiver	President and Chief Executive Officer	February 19, 2014

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	February 19, 2014

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	February 19, 2014

/s/ GEORGE E. DEESE George E. Deese	Executive Chairman	February 19, 2014

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 19, 2014

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 19, 2014

/s/ MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	February 19, 2014

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 19, 2014

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	February 19, 2014

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 19, 2014

/s/ DAVID V. SINGER David V. Singer	Director	February 19, 2014

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 19, 2014

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 19, 2014

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 19, 2014

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and of Cash Flows present fairly, in all material respects, the financial position of Flowers Foods Inc. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 19, 2014

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$8,530	$13,275

Accounts and notes receivable, net of allowances of $1,598 and $386, respectively	253,967	256,235

Inventories:
Raw materials	37,071	32,731
Packaging materials	21,188	18,885
Finished goods	42,592	39,394

	100,851	91,010

Spare parts and supplies	47,956	45,239

Deferred taxes	31,790	29,198

Other	44,311	29,494

Total current assets	487,405	464,451

Property, Plant and Equipment:
Land	99,201	75,610
Buildings	444,357	378,255
Machinery and equipment	1,075,467	964,377
Furniture, fixtures and transportation equipment	107,866	97,110
Construction in progress	41,117	21,645

	1,768,008	1,536,997
Less: accumulated depreciation	(901,004)	(811,161)

	867,004	725,836

Notes Receivable	142,845	102,723

Assets Held for Sale — Distributor Routes	26,564	30,116

Other Assets	41,082	14,442

Goodwill	282,404	269,897

Other Intangible Assets, net	656,710	388,384

Total assets	$2,504,014	$1,995,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$31,272	$71,996
Accounts payable	151,935	153,956
Other accrued liabilities	144,575	129,006

Total current liabilities	327,782	354,958

Long-term debt:
Total long-term debt and capital lease obligations	892,478	535,016

Other Liabilities:
Post-retirement/post-employment obligations	44,226	159,158
Deferred taxes	112,140	39,206
Other long-term liabilities	51,199	48,891

Total other long-term liabilities	207,565	247,255

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 152,488,008 shares issued, respectively	199	199
Treasury stock — 20,166,635 shares and 14,214,819 shares, respectively	(190,481)	(196,465)
Capital in excess of par value	593,355	571,924
Retained earnings	735,631	597,629
Accumulated other comprehensive loss	(62,515)	(114,667)

Total stockholders’ equity	1,076,189	858,620

Total liabilities and stockholders’ equity	$2,504,014	$1,995,849

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the 52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(Amounts in thousands, except per share data)
Sales	$3,751,005	$3,046,491	$2,773,356
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,972,221	1,617,810	1,473,201
Selling, distribution and administrative expenses	1,375,131	1,107,480	1,016,491
Depreciation and amortization	118,491	102,690	94,638
Gain on acquisition	(50,071)	—	—

Income from operations	335,233	218,511	189,026
Interest expense	28,875	23,411	10,172
Interest income	(16,015)	(13,672)	(13,112)

Income before income taxes	322,373	208,772	191,966
Income tax expense	91,479	72,651	68,538

Net income	$230,894	$136,121	$123,428

Net Income Per Common Share:
Basic:
Net income per common share	$1.11	$0.66	$0.61

Weighted average shares outstanding	207,935	205,005	203,081

Diluted:
Net income per common share	$1.09	$0.66	$0.60

Weighted average shares outstanding	211,927	207,674	205,322

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the 52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(Amounts in thousands, except per share data)
Net income.	$230,894	$136,121	$123,428

Other comprehensive income, net of tax:
Pension and postretirement plans:
Prior service credit for the period	682	—	—
Net gain (loss) for the period	55,637	(16,214)	(41,117)
Amortization of prior service credit included in net income	(158)	(158)	(158)
Amortization of actuarial loss included in net income	3,307	2,944	1,750

Pension and postretirement plans, net of tax	59,468	(13,428)	(39,525)

Derivative instruments:
Net change in fair value of derivatives	(24,457)	(1,546)	(17,851)
Loss (gain) reclassified to net income	17,141	12,354	(20,962)

Derivative instruments, net of tax	(7,316)	10,808	(38,813)

Other comprehensive income (loss), net of tax	52,152	(2,620)	(78,338)

Comprehensive income	$283,046	$133,501	$45,090

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Number of Shares Issued	Par Value				Number of Shares	Cost
	(Amounts in thousands, except share data)
Balances at January 1, 2011	101,659,924	$199	$540,294	$503,689	$(33,709)	(11,011,494)	$(214,683)	$795,790
Net income				123,428				123,428
Derivative instruments, net of tax					(38,813)			(38,813)
Pension and postretirement plans, net of tax					(39,525)			(39,525)
Adjustment for 3 for 2 stock split (Note 14)	50,828,084			(39)		(5,375,912)		(39)
Stock repurchases						(1,155,103)	(26,598)	(26,598)
Exercise of stock options			(2,512)			803,090	15,445	12,933
Issuance of performance-contingent restricted stock awards			(4,213)			216,050	4,213	—
Issuance of deferred stock awards			(1,160)			56,505	1,119	(41)
Amortization of share-based compensation awards			12,982					12,982
Income tax benefits related to share-based payments			2,932					2,932
Performance-contingent restricted stock awards forfeitures and cancellations			961			(51,630)	(961)	—
Issuance of deferred compensation			(219)			11,672	219	—
Contingent acquisition consideration			(5,000)					(5,000)
Dividends paid — $0.389 per common share				(79,081)				(79,081)

Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$758,968
Net income				136,121				136,121
Derivative instruments, net of tax					10,808			10,808
Pension and postretirement plans, net of tax					(13,428)			(13,428)
Shares issued for acquisition			16,628			2,178,648	29,259	45,887
Stock repurchases						(935,742)	(18,726)	(18,726)
Exercise of stock options			(329)			1,047,297	14,210	13,881
Issuance of deferred stock awards			(610)			45,405	610	—
Amortization of share-based compensation awards			9,373					9,373
Income tax benefits related to share-based payments			2,225					2,225
Performance-contingent restricted stock awards forfeitures and cancellations			606			(45,252)	(606)	—
Issuance of deferred compensation			(34)			1,647	34	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(255)				(255)
Dividends paid — $0.420 per common share				(86,234)				(86,234)

Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				230,894				230,894
Derivative instruments, net of tax					(7,316)			(7,316)
Pension and postretirement plans, net of tax					59,468			59,468
Adjustment for 3 for 2 stock split (Note 14)	76,241,577			(52)		(6,860,135)		(52)
Stock repurchases						(367,623)	(8,819)	(8,819)
Exercise of stock options			508			1,158,590	13,177	13,685
Issuance of deferred stock awards			(752)			54,120	752	—
Amortization of share-based compensation awards			14,725					14,725
Income tax benefits related to share-based payments			7,824					7,824
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (Note 15)			(874)			63,232	874	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(386)				(386)
Dividends paid — $0.444 per common share				(92,454)				(92,454)

Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$230,894	$136,121	$123,428
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(50,071)	—	—
Depreciation and amortization	118,491	102,690	94,638
Stock-based compensation	15,943	10,116	13,638
Loss (gain) reclassified from accumulated other comprehensive income to net income	27,055	17,272	(38,038)
Deferred income taxes	6,485	11,450	(1,700)
Provision for inventory obsolescence	1,210	947	765
Allowances for accounts receivable	4,110	1,991	414
Pension and postretirement plans (benefit) expense	(2,041)	1,570	222
Other	(5,701)	(1,182)	(162)
Qualified pension plan contributions	(14,818)	(18,143)	(12,230)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	1,114	(64,182)	(283)
Inventories, net	(10,708)	(13,366)	(6,457)
Hedging activities, net	(39,325)	(1,850)	(25,874)
Other assets	(22,151)	1,431	(749)
Accounts payable	(702)	28,529	(5,187)
Other accrued liabilities	10,699	3,486	(8,135)

Net cash provided by operating activities	270,484	216,880	134,290

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(99,181)	(67,259)	(79,162)
Repurchase of independent distributor territories	(26,418)	(17,849)	(14,581)
Principal payments from notes receivable	21,596	16,498	12,629
Acquisition of businesses, net of cash acquired	(415,813)	(318,476)	(164,485)
Contingent acquisition consideration payments	—	—	(5,000)
Proceeds from sale of new distribution territories	13,965	—	—
Proceeds from sale of property, plant and equipment	2,966	1,301	12,104
Other	—	348	556

Net cash disbursed for investing activities	(502,885)	(385,437)	(237,939)

Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(92,840)	(86,489)	(79,081)
Exercise of stock options	13,685	13,881	12,933
Excess windfall tax benefit related to share-based payment awards	7,781	2,318	3,073
Payments for debt issuance costs	—	(3,882)	—
Payment of financing fees	(2,456)	(558)	(2,108)
Stock repurchases	(8,819)	(18,726)	(26,598)
Change in bank overdrafts	(499)	6,684	521
Proceeds from debt borrowings	2,169,950	1,482,481	1,071,100
Debt and capital lease obligation payments	(1,859,094)	(1,221,660)	(875,083)
Other	(52)	—	(80)

Net cash provided by financing activities	227,656	174,049	104,677

Net (decrease) increase in cash and cash equivalents	(4,745)	5,492	1,028
Cash and cash equivalents at beginning of period	13,275	7,783	6,755

Cash and cash equivalents at end of period	$8,530	$13,275	$7,783

Schedule of non cash investing and financing activities:
Issuance of deferred compensation to common stock equivalent units	$—	$34	$219
Capital and right-to-use lease obligations	$8,971	$4,867	$1,404
Issuance of notes receivable on new distribution territories	$22,611	$1,891	$833
Shares issued for acquisition	$—	$45,887	$—
Deferred obligations issued for acquisition	$—	$17,663	$—
Purchase of property, plant and equipment included in accounts payable	$435	$3,310	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$25,996	$16,106	$9,588
Income taxes paid, net of refunds of $323, $7,194 and $430, respectively	$83,525	$56,377	$70,122

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery segment (“Warehouse Segment”). The DSD segment focuses on the production and marketing of bakery products to U.S. customers from New England to Florida and west through the South, Southwest, and into California. The Warehouse Segment produces snack cakes and breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities.    The incorporated independent distributors (“IDs”) who deliver our products qualify as variable interest entities (“VIEs”). The company typically finances the ID and also enters into a contract with the ID to sell product at a fixed discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provides a level of protection to the equity owners of the various IDs that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories or (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The company’s maximum exposure related to the distributor route notes receivable of these VIEs is less than 10% of the total distributor route notes receivable for the consolidated company. See Note 12, Variable Interest Entity, for additional disclosure.

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2013, fiscal 2012, and fiscal 2011 consisted of 52 weeks. Fiscal 2014 will consist of 53 weeks.

Revenue Recognition.    The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. Coupon expense estimates are calculated and recorded as a reduction to gross sales using the number of coupons dropped to consumers and the estimated redemption percentage and value, at the time the coupons are issued. Estimates for customer rebates assume that customers will meet the estimates of required quantities to qualify for payment and are recorded as a reduction to gross sales. Cooperative advertising expense is recorded as a reduction to gross sales based on our proportion of the estimated advertising costs of the underlying program and are recognized at the time the advertising takes place. Product returns are recorded as a reduction to gross sales based on the actual returns in the week following the quarter end.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2013, 2012, and 2011, the company recorded $1,116.4 million, $863.4 million, and $821.0 million, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s production facilities deliver our products to independent distributors, who deliver our products to outlets of retail accounts that are within the distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). Generally, no revenue is recognized by the company upon delivery of our products by the company to the distributor or upon delivery of our products by the distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 28, 2013 and December 29, 2012 was $6.4 million and $5.6 million, respectively.

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

The company repurchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale — Distributor Routes”. Upon the sale of that territory to a new independent distributor, generally a note receivable of up to ten years is recorded for the sales price of the territory (for those situations when the company provides direct financing to the distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable (i.e., the sales price) and the territory’s carrying value is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers its distributor activity a cost of distribution. Since the distributor has the right to require the company to repurchase the territory at the original purchase price within the first six-month period following the date of sale, no gain is recorded on the sale of the territory until after the six-month period is completed (except that gains of $5,000 or less are recognized immediately upon the sale). Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining term of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time when the impairment occurs. The deferred gains were $22.4 million and $17.3 million at December 28, 2013 and December 29, 2012, respectively, and are recorded in other long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $5.5 million during fiscal 2013, $2.6 million during fiscal 2012, and $2.4 million during fiscal 2011 related to the sale of territories as a component of selling, distribution and administrative expenses.

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits, and short-term investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable.    Accounts receivable consists of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for trade receivables, distributor notes receivable, and miscellaneous receivables. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2013	$386	$4,110	$2,898	$1,598
Fiscal 2012	$171	$1,991	$1,776	$386
Fiscal 2011	$522	$414	$765	$171

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase from fiscal 2012 to fiscal 2013 for the amount charged to the allowance for accounts receivable was from a significant increase in the number of new customers added during the year. These new customers contributed to the volume increases recognized in our overall sales increases.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2013, 2012 and 2011 accounted for 43.5%, 45.1% and 45.6% of sales, respectively. Our largest customer, Walmart/Sam’s Club, percent of sales for fiscal years 2013, 2012 and 2011 was as follows:

	Percent of Sales
	DSD	Warehouse	Total
Fiscal 2013	17.0%	3.1%	20.1%
Fiscal 2012	17.5%	3.2%	20.7%
Fiscal 2011	17.8%	3.8%	21.6%

Inventories.    Inventories at December 28, 2013 and December 29, 2012 are valued at lower of cost or market. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are at average costs.

The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2013	$38	$1,210	$1,155	$93
Fiscal 2012	$58	$947	$967	$38
Fiscal 2011	$231	$765	$938	$58

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2013, 2012, and 2011, shipping costs were $815.8 million, $675.6 million, and $630.1 million, respectively, including delivery fees paid to independent distributors.

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

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $22.5 million and $15.6 million at December 28, 2013 and December 29, 2012, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $7.0 million and $5.6 million at December 28, 2013 and December 29, 2012, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures, and transportation equipment over three to fifteen years. Property under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property. Depreciation expense for fiscal years 2013, 2012, and 2011 was $106.7 million, $93.4 million and $87.5 million, respectively. The company recorded an immaterial amount of capitalized interest during fiscal 2013, 2012, and 2011. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations.

Goodwill and Other Intangible Assets.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. No impairment resulted from the annual review performed in fiscal years 2013, 2012, or 2011. Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized, but are separately tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of potential impairment are present. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these as finite lived assets that will require amortization. See Note 6, Goodwill and Other Intangible Assets, for additional disclosure.

Impairment of Long-Lived Assets.    The company determines whether there has been an impairment of long-lived assets, excluding goodwill, and identifiable intangible assets that are determined to have indefinite useful economic lives, when indicators of potential impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. There were no impairment charges during fiscal years 2013, 2012, or 2011.

Derivative Financial Instruments.    The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners, and shortening, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value upon internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves. See Note 8, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 14, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $28.1 million, $19.1 million, and $16.8 million for fiscal years 2013, 2012, and 2011, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

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

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $14.8 million and $7.5 million at December 28, 2013 and December 29, 2012, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $3.2 million, $1.6 million, and $1.4 million in fiscal years 2013, 2012, and 2011, respectively.

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

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered carryback, future taxable income, and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company were to determine that it would be more likely than not able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such a determination was made. Likewise, should the company determine that it would not more likely than not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying Consolidated Statements of Income. See Note 19, Income Taxes, for additional disclosure.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to (Income)	Other	Ending Balance
Fiscal 2013	$4,545	$(1,650)	$0	$2,895
Fiscal 2012	$4,874	$(782)	$453	$4,545
Fiscal 2011	$2,691	$(415)	$2,598	$4,874

Self-Insurance Reserves.    The company is self-insured for various levels of general liability, auto liability, workers’ compensation, and employee medical and dental coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements of incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on our results of operations and financial condition.

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

Pension/OPEB Obligations.    The company records net periodic benefit costs and obligations related to its three defined benefit pension and two other post employment benefit (“OPEB”) plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment, and long-term performance of individual asset classes, and other factors. Material changes in benefit costs and obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual benefit costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans’, and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit pension plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company still maintains a smaller unfrozen pension plan for certain eligible unionized employees.

The company determines the fair value of substantially all its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain, or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 18, Postretirement Plans, for additional disclosure.

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

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. In December 2011, the FASB issued guidance to present reclassifications out of accumulated other comprehensive income. See Note 16, Accumulated Other Comprehensive Income (Loss), for these additional required disclosure.

Note 3.	New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance for offsetting (netting) assets and liabilities. This guidance requires entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting agreement. This includes derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements. These disclosures allow users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013 an amendment was issued for this guidance. This amendment clarifies that the scope applies to derivative accounting including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These requirements are retrospective for all comparative periods. The company is still analyzing the potential impact of this guidance on the company’s Consolidated Financial Statements. This guidance will be effective for our fiscal 2014 which began on December 29, 2013. Our fiscal 2013 began on December 30, 2012 which was before the effective date of this new guidance.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

Note 4.	Notes Receivable

The company provides direct financing to certain independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheets. The territories are financed for up to ten years. During fiscal years 2013, 2012, and 2011, $16.0 million, $13.7 million, and $13.1 million, respectively, was recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. Additional details are included in Note 13, Fair Value of Financial Instruments.

Note 5.	Assets Held for Sale — Distributor Routes

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates their relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Consolidated Balance Sheet as “Assets Held for Sale — Distributor Routes” while the company actively seeks another distributor to purchase the territory. At December 28, 2013 and December 29, 2012, territories recorded as assets held for sale were $26.6 million and $30.1 million, respectively. The company held for sale and operated approximately 625 and 310 independent distributor territories at December 28, 2013 and December 29, 2012, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized, and is evaluated for impairment as required.

Territories held for sale and operated by the company are sold to independent distributors at the fair market value of the territory. Subsequent to the purchase of a territory by the distributor, in accordance with the terms of the distributor arrangement, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor within the six-month period following the date of sale. The company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the six-month period. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 28, 2013 and December 29, 2012, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 28, 2013	December 29, 2012
Goodwill	$282,404	$269,897
Amortizable intangible assets, net of amortization	201,710	201,884
Indefinite-lived intangible assets	455,000	186,500

Total goodwill and other intangible assets	$939,114	$658,281

The changes in the carrying amount of goodwill, by segment, during fiscal 2012 and fiscal 2013, are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of December 31, 2011	$212,629	$7,101	$219,730
Change in goodwill related to acquisitions	50,167	—	50,167

Balance as of December 29, 2012	$262,796	$7,101	$269,897
Change in goodwill related to acquisitions	12,507	—	12,507

Balance as of December 28, 2013	$275,303	$7,101	$282,404

The table below presents the changes to goodwill by acquisition from December 31, 2011 to December 29, 2012 (amounts in thousands):

	Lepage	Tasty	Total
Adjustment for spare parts and supplies	$—	$76	$76
Adjustment for inventory	—	42	42
Adjustment to assets held for sale	—	(69)	(69)
Adjustment for accrued liabilities	—	169	169
Acquisitions during fiscal 2012	49,949	—	49,949

Change in goodwill during fiscal 2012	$49,949	$218	$50,167

The table below presents the changes to goodwill by acquisition from December 29, 2012 to December 28, 2013 (amounts in thousands):

	Modesto	Acquired Hostess Assets	Lepage	Other	Total
Working capital adjustments	$—	$—	$315	$—	$315
Acquisition-related tax adjustments	—	—	(1,016)	—	(1,016)
Adjustment to assets held for sale	—	—	63	—	63
Adjustment for accrued liabilities	—	—	2,394	—	2,394
Adjustment to property, plant and equipment	—	—	—	1,123	1,123
Acquisitions during fiscal 2013	4,209	5,419	—	—	9,628

Change in goodwill during fiscal 2013	$4,209	$5,419	$1,756	$1,123	$12,507

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Modesto, Acquired Hostess Bread Assets, and Lepage acquisitions are discussed in Note 7, Acquisitions, below. Changes were made to goodwill during fiscal 2013 and 2012 to correct errors for certain prior period acquisitions that are past their measurement periods. Lepage goodwill increased by $0.9 million for an adjustment to accrued liabilities and was corrected during the fourth quarter of fiscal year 2013. Other goodwill increased by $1.1 million for an adjustment to property, plant and equipment and was corrected during the second quarter of fiscal year 2013.

As of December 28, 2013 and December 29, 2012, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 28, 2013			December 29, 2012
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$11,697	$60,030	$71,727	$9,243	$62,484
Customer relationships	169,921	32,688	137,233	157,921	24,275	133,646
Non-compete agreements	4,274	2,751	1,523	4,274	1,719	2,555
Distributor relationships	4,123	1,199	2,924	4,123	924	3,199
Supplier agreements	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$49,385	$201,710	$239,095	$37,211	$201,884

As of December 28, 2013 and December 29, 2012, there was $455.0 million and $186.5 million of indefinite-lived intangible trademark assets separately identified from goodwill, respectively. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits. The increase in the indefinite-lived intangible trademark assets originated with the acquisitions of the Acquired Hostess Assets described in Note 7, Acquisitions, during fiscal 2013.

Net amortization expense for fiscal 2013, 2012, and 2011 was as follows (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total	$11,741	$9,253	$7,176

Estimated amortization of intangibles for 2014 and the next four years thereafter is as follows (amounts in thousands):

Amortization of Intangibles
2014	$11,741
2015	$11,495
2016	$11,069
2017	$10,597
2018	$10,449

Note 7.	Acquisitions

Modesto acquisition

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that will serve the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill recorded for this acquisition was $4.2 million.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Hostess Assets

On July 19, 2013, the company completed its acquisition of the Acquired Hostess Bread Assets for a total cash payment of $355.3 million. The company had previously announced its agreement with Hostess to purchase the Acquired Hostess Bread Assets for $360.0 million, and the bankruptcy court approved the sale in March 2013. The final purchase price paid by the company was adjusted to $355.3 million as a result of a purchase price adjustment related to the Butternut trademark.

The company previously filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Bread Assets acquisition and we recorded a $1.4 million gain during the twelve weeks ended October 5, 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Consolidated Statements of Income.

We believe the acquisition of the Acquired Hostess Bread Assets strengthens the company’s position as the second-largest baker in the U.S. by adding brands and bakeries that are expected to enhance our ability to steadily expand the geographic reach of our fresh breads, buns, rolls and snack cakes into new markets. The Acquired Hostess Bread Assets are included in our DSD Segment. Late in our third quarter we began to re-introduce the newly acquired brands into markets we currently serve through our DSD Segment and new markets as we expand into new regions of the country. The re-introduction of the brands will continue throughout fiscal 2014.

During fiscal 2013, the company incurred $16.0 million of acquisition-related costs for the Acquired Hostess Bread Assets. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. The acquisition-related costs for the Acquired Hostess Assets and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

The following table summarizes the consideration paid for the Acquired Hostess Bread Assets and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$355,342

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$160,673
Identifiable intangible asset — trademarks	189,000
Financial assets	1,650

Net recognized amounts of identifiable assets acquired	$351,323

Gain on legal settlement	(1,400)

Net recognized amounts of identifiable assets acquired and gain on settlement	$349,923

Goodwill	$5,419

The goodwill is expected to be deductible for tax purposes and is included in our DSD Segment. The fair values of the Acquired Hostess Bread Assets are provisional. Revenues were $26.6 million for the Acquired Hostess Bread Assets during fiscal 2013. The identified intangible assets in the table above were assigned

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinite lives and are discussed in Note 6, Goodwill and Other Intangible Assets. The above purchase price allocation is preliminary.

Sara Lee California and Earthgrains acquisition of trademark licenses

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

During the third quarter of fiscal 2013 we recorded a measurement period adjustment related to the distribution rights. The fair value of the distribution rights was reduced by $2.0 million as additional information became available. This reduction decreased the amount of the bargain purchase gain by $1.2 million, which is net of deferred taxes of $0.8 million. The measurement period adjustment was recorded as a revision to the first quarter 2013 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Income.

The asset purchase agreement includes a holdback provision (the “holdback”) in the amount of $10.0 million of the cash consideration paid at closing that will remain in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback is to encourage the company to increase production capacity serving the California market. The first triggering event relates to the co-pack arrangement and the second triggering event relates to the possible opening of the acquired Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU is required to supply the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company with Sara Lee California and Earthgrains branded product for a period of up to 18 months ending August 17, 2014. If we terminate the co-pack agreement (“co-pack decision”) or reopen the Stockton Bakery (“bakery decision”) potential payments from the holdback will be made to us. The amount of such payments is determined based on the company making the co-pack decision and/or the bakery decision by certain specified dates. The total amount available under the holdback is capped at $10.0 million. The table below reflects the potential payments to us under each scenario (amounts in thousands):

	February 23, 2013 – November 20, 2013	November 21, 2013 – February 18, 2014	February 19, 2014 – May 19, 2014	May 20, 2014 – August 17, 2014
Co-pack decision	$10,000	$7,500	$5,000	$—
Bakery decision	$10,000	$10,000	$7,500	$5,000

If we do not make the co-pack decision by May 19, 2014 or the bakery decision by August 17, 2014, any remaining amount of the holdback will be distributed to BBU. The holdback fair value of $7.6 million represents our assessment, at the time of acquisition for inclusion into the purchase price allocation, of the probability that we will terminate the co-pack arrangement and/or open the Stockton bakery. This probability is assessed at each reporting period and changes in the fair value of the holdback are recorded through earnings in the period of change. There were no changes as a result of the probability assessment in the second or third quarter of fiscal 2013. We notified BBU of our intent to terminate the co-pack agreement and expect to receive $7.5 million for this decision. As a result of our notification, during the fourth quarter of fiscal 2013, we recorded a $0.1 million reduction to the fair value (recorded in selling, distribution and administrative expense). The holdback amount is recorded in accounts and notes receivable on the Consolidated Balance Sheet.

Sales from the Sara Lee California and Earthgrains acquisitions during fiscal 2013 were $79.7 million. We incurred $1.5 million in acquisition-related costs during fiscal 2013. These expenses are included in the selling, distribution and administrative line item in the company’s Consolidated Statement of Income. Since the acquisition date, we developed distribution territories to sell to independent distributors who serve California. The territory development took place in several phases in fiscal 2013. Amounts received upon sale of these new distributor territories are shown in our Consolidated Statement of Cash Flows as an investing activity.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Lepage acquisition has been accounted for as a business combination. The results of Lepage’s operations are included in the company’s Consolidated Financial Statements beginning on July 21, 2012 and are included in the company’s DSD Segment.

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

The following table summarizes the consideration transferred to acquire Lepage and the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash	$318,605
Deferred payment obligations	17,663
Flowers Foods, Inc. common stock	45,887

Total fair value of consideration transferred	$382,155

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$11,658
Inventories	4,537
Property, plant, and equipment	59,970
Assets held for sale — Distributor routes	16,098
Identifiable intangible assets	256,400
Deferred income taxes, net	(1,137)
Financial liabilities	(17,076)

Net recognized amounts of identifiable assets acquired	$330,450

Goodwill	$51,705

Approximately $18.4 million of the cash consideration was for a tax adjustment paid to the Equityholders at the closing of the acquisition in connection with certain incremental tax liabilities incurred by those Equityholders due to the joint election made by the parties under Section 338(h)(10) of the Internal Revenue Code. Total goodwill increased $0.9 million since the end of fiscal 2012, consisting of an increase of $0.3 million for the final working capital adjustment payment, a decrease of $1.0 million for a tax adjustment (recorded in financial liabilities in the table above), an increase of $0.1 million for assets held for sale, and an increase of $1.5 million for accrued liabilities (recorded in financial liabilities in the table above). The payment for the working capital adjustment was $0.2 million and was made during our second quarter of fiscal 2013.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The primary reasons for the acquisition were to expand the company’s footprint into the northeastern United States and to distribute Nature’s Own and Tastykake products throughout the Lepage territories. In addition to the amortizable intangible assets, there is an additional $185.0 million in indefinite-lived trademark intangible assets. Goodwill of $51.7 million is allocated to the DSD Segment. Approximately $11.9 million of goodwill is deductible for income tax purposes over fifteen years.

The fair value of trade receivables is $7.4 million. The gross amount of the receivable is $7.5 million of which $0.1 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

Acquisition pro formas

Lepage contributed revenues of $80.7 million and income from operations of $12.4 million for fiscal 2012. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Tasty and Lepage occurred at the beginning of fiscal 2011 and as if the acquisition of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2012. Unaudited pro forma consolidated results of operations for the Sara Lee California and Earthgrains asset acquisitions are not included because the company determined that they are immaterial. Hostess filed for bankruptcy and ceased operations in November 2012 (the “Hostess Shutdown”). As a result, there were no sales related to the Acquired Hostess Assets for fiscal 2013 because of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hostess Shutdown and, as a result, there is no data to include in the pro forma presentation below (amounts in thousands, except per share data):

	For Fiscal
	2013	2012	2011
Sales:
As reported	$3,751,005	$3,046,491	$2,773,356
Pro forma	$3,751,005	$3,902,864	$2,995,233
Net income:
As reported	$230,894	$136,121	$123,428
Pro forma	$227,076	$128,464	$128,022
Basic net income per common share:
As reported	$1.11	$0.66	$0.61
Pro forma	$1.09	$0.62	$0.62
Diluted net income per common share:
As reported	$1.09	$0.66	$0.60
Pro forma	$1.07	$0.61	$0.61

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

Level 1:    Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets

Level 2:    Modeled fair value with model inputs that are all observable market values

Level 3:    Modeled fair value with at least one model input that is not an observable market value

Commodity Price Risk

The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners, and shortening, along with pulp, paper, and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity used for production.

As of December 28, 2013, the company’s commodity hedge portfolio contained derivatives with a fair value of $(11.5) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$0.2	$—	$0.2

Total	—	0.2	—	0.2

Liabilities:
Other current	(10.4)	(0.2)	—	(10.6)
Other long-term	(0.7)	(0.4)	—	(1.1)

Total	(11.1)	(0.6)	—	(11.7)

Net Fair Value	$(11.1)	$(0.4)	$—	$(11.5)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material and production input prices and effectively fix the price, or limit increases in prices, for a period of time extending into fiscal 2013. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at December 28, 2013 qualified for hedge accounting. During fiscal years 2013, 2012, and 2011 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of these instruments.

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

The company entered into interest rate swaps with notional amounts of $85.0 million and $65.0 million, respectively, to fix the interest rate on the $150.0 million term loan secured on August 1, 2008 to fund the acquisitions of ButterKrust Bakery and Holsum Bakery, Inc.

The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received was recorded as interest expense. These swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps was recorded each

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, distribution and administrative expenses. There were no interest rate swaps outstanding on December 28, 2013 because the underlying instrument was paid in full.

As of December 29, 2012, the fair value of the interest rate swaps was $(0.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$—	$(0.9)	$—	$(0.9)

Total	—	(0.9)	—	(0.9)

Net Fair Value	$—	$(0.9)	$—	$(0.9)

During 2013, 2012 and 2011, interest expense of $0.8 million, $2.8 million, and $4.0 million, respectively, was recognized due to periodic settlements of the interest rate swaps.

The company had the following derivative instruments recorded on the Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

Derivatives Designated as Hedging Instruments	Derivative Assets				Derivative Liabilities
	December 28, 2013		December 29, 2012		December 28, 2013		December 29, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	—	$—	—	$—	Other current liabilities	$—	Other current liabilities	$867
Interest rate contracts	—	—	—	—	Other long term liabilities	—	Other long term liabilities	—
Commodity contracts	Other current assets	162	Other current assets	—	Other current liabilities	10,625	Other current liabilities	3,047
Commodity contracts	Other long term assets	—	Other long term assets	9	Other long term liabilities	1,095	Other long term liabilities	146

Total		$162		$9		$11,720		$4,060

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in accumulated other comprehensive income (“AOCI”), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest rate contracts	$(205)	$(1,221)	$(547)
Commodity contracts	(24,252)	(325)	(17,304)

Total	$(24,457)	$(1,546)	$(17,851)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest rate contracts	$502	$1,732	$2,431	Interest expense (income) Selling, distribution and administrative expenses Production costs(1)
Commodity contracts	—	—	—
Commodity contracts	16,639	10,622	(23,393)

Total	$17,141	$12,354	$(20,962)

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at December 28, 2013:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$3.0	$1.3	$4.3
Expiring in 2014	6.6	—	6.6
Expiring in 2015	0.4	—	0.4
Expiring in 2016 and beyond	0.1	—	0.1

Total	$10.1	$1.3	$11.4

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2013, 2012, and 2011 there were no discontinued hedge positions.

As of December 28, 2013, the company had entered into the following financial contracts to hedge commodity and interest rate risks:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)
Wheat contracts	$105.8
Soybean oil contracts	19.1
Natural gas contracts	17.9

Total	$142.8

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2013. As of December 28, 2013, the company had $16.9 million recorded in other current assets, and on December 29, 2012, the company had $9.0 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Other Current and Non-Current Assets

Other current assets consist of:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Prepaid assets	$17,176	$14,544
Collateral to counterparties for derivative positions	16,876	8,984
Income taxes receivable	9,050	5,399
Other	1,209	567

Total	$44,311	$29,494

Other non-current assets consist of:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Assets held for sale – property, plant and equipment	$28,188	$2,301
Unamortized debt issuance costs	3,207	3,594
Unamortized financing fees	3,814	2,324
Other	5,873	6,223

Total	$41,082	$14,442

Note 10.	Other Accrued Liabilities

Other accrued liabilities consist of:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Employee compensation	$69,599	$61,911
Fair value of derivative instruments	10,626	3,914
Insurance	24,908	21,195
Bank overdraft	16,347	16,846
Accrued interest	5,062	5,458
Other	18,033	19,682

Total	$144,575	$129,006

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 28, 2013 and December 29, 2012:

	Interest Rate at December 28, 2013	Final Maturity	December 28, 2013	December 29, 2012
			(Amounts in thousands)
Unsecured credit facility	3.88%	2018	$44,200	$110,500
Unsecured term loan	—%	2013	—	67,500
Unsecured new term loan	2.07%	2018	296,250	—
4.375% senior notes due April 1, 2022	4.38%	2022	399,207	399,111
Accounts receivable securitization	0.95%	2015	150,000	—
Capital lease obligations	3.01%	2020	15,649	10,627
Other notes payable	2.13%	2020	18,444	19,274

			923,750	607,012
Current maturities of long-term debt and capital lease obligations			31,272	71,996

Long-term debt and capital lease obligations			$892,478	$535,016

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 28, 2013 and December 29, 2012, the bank overdraft balance was $16.3 million and $16.8 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.5 million and $15.8 million at December 28, 2013 and December 29, 2012, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility.    On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 28, 2013, the company had $150.0 million outstanding under the facility. As of December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

Optional principal repayments may be made at anytime without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility, which are being amortized over the life of the facility.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Term Loan.    On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of the Acquired Hostess Bread Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 7, Acquisitions.

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

Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.125% to 1.375% for base rate loans and from 1.125% to 2.375% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio.

Senior Notes.    On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the debt discount are being amortized to interest expense over the term of the notes. As of December 28, 2013 and December 29, 2012 the company was in compliance with the restrictive covenants under the notes.

Credit Facility.    On April 5, 2013, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. We previously amended the credit facility on November 16, 2012 and on May 20, 2011. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The November 16, 2012 amendment extended the term through November 16, 2017 and included modest improvements to drawn and undrawn pricing. The credit facility contains a provision that permits Flowers to request up to $200 million in additional revolving commitments, for a total of up to $700 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of December 28, 2013 and December 29, 2012, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $44.2 million and $110.5 million in outstanding borrowings under the credit facility at December 28, 2013 and December 29, 2012, respectively. The highest outstanding daily balance during 2013 was $209.0 million and the lowest outstanding balance was $5.6 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. For fiscal 2013 the company borrowed $1,710.0 million in revolving borrowings under the credit facility and repaid $1,776.3 million in revolving borrowings. The amount available under the credit facility is reduced by $15.5 million for letters of credit. On December 28, 2013, the company had $440.3 million available under its credit facility for working capital and general corporate purposes.

Term Loan.    The term loan was paid in full in August 2013. On April 5, 2013, the company amended its credit agreement dated August 1, 2008 (the “amended term loan”), to conform the terms to the new term loan. The amended term loan provided for an amortizing $150.0 million of borrowings through the maturity date of August 1, 2013. Principal payments were due quarterly under the amended term loan beginning on December 31, 2008 at an annual amortization of 10% of the principal balance for each of the first two years, 15% during the third year, 20% during the fourth year, and 45% during the fifth year. The amended term loan included certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants included such ratios as a minimum interest coverage ratio and a maximum leverage ratio. As of December 29, 2012, the company was in

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with all restrictive financial covenants under the amended term loan. As of December 29, 2012, the amounts outstanding under the amended term loan were $67.5 million. The final payment of $16.9 million, which repaid the amended term loan in full, was made on August 5, 2013.

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

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of December 28, 2013, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2014	$31,691
2015	183,013
2016	72,834
2017	120,202
2018	111,753
2019 and thereafter	407,901

Total	$927,394

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 23 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis. The capital leases are primarily used for distribution vehicle financing. Future minimum lease payments under scheduled leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	(Amounts in thousands)
2014	$5,220	$55,632
2015	3,013	51,810
2016	2,834	45,214
2017	2,702	40,840
2018	2,553	35,572
2019 and thereafter	401	277,223

Total minimum payments	16,723	$506,291

Amount representing interest	1,074

Obligations under capital leases	15,649
Obligations due within one year	4,801

Long-term obligations under capital leases	$10,848

Rent expense for all operating leases amounted to $90.3 million, $76.8 million, and $70.2 million for fiscal years 2013, 2012, and 2011.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at December 28, 2013 and December 29, 2012 was $13.1 million and $11.4 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnification Obligations

The company has provided various representations, warranties, and other standard indemnifications in various agreements with customers, suppliers, and other parties as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims.

No material guarantees or indemnifications have been entered into by the company through December 28, 2013.

Note 12.	Variable Interest Entities

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 28, 2013 and December 29, 2012, there was $15.4 million and $10.0 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The IDs who deliver our products qualify as VIEs. The company typically finances the ID’s route acquisition and also enters into a contract with the ID to sell product at a fixed discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available.

However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not provide, nor do we intend to provide, financial or other support to the IDs. The IDs are responsible for the operations of their respective territories.

The company’s maximum exposure to loss for the IDs relates to the distributor route note receivable for the portion of the territory the IDs financed at the time they acquired the route. The IDs remit payment on their route note receivable each week during the settlement process of their weekly activity. If the IDs discontinued making payment on the note receivable we are permitted under the agreement to withhold settlement funds to cover the IDs note balance. In the event the IDs abandon their territory and have a remaining balance outstanding on the route note receivable, we will take the territory back from the IDs (recording the territory as held for sale) and subsequently sell the territory to another ID. The company’s collateral from the route insures that any potential losses are mitigated. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from this analysis.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company financed approximately 3,400 and 2,850 independent distributors as of December 28, 2013 and December 29, 2012, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

The fair value of the company’s variable rate debt at December 28, 2013 approximates the recorded value. The fair value of the notes issued on April 3, 2012, as discussed in Note 11, Debt, Lease and Other Commitments, is approximately $397.9 million while the carrying value is $399.2 million on December 28, 2013. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

For fair value disclosure information about our derivative assets and liabilities see Note 8, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 18, Postretirement Plans.

At December 28, 2013 and December 29, 2012, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	December 28, 2013	December 29, 2012
Distributor notes receivable	$161,560	$118,481
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	18,715	15,758

Long-term portion of distributor notes receivable	$142,845	$102,723

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
Fiscal 2013	$16,015
Fiscal 2012	$13,672
Fiscal 2011	$13,112

At December 28, 2013 and December 29, 2012, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

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

Common Stock

The holders of Flowers Foods common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights of any issued and outstanding preferred stock, including the Series A Preferred Stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors of the company out of funds legally available. In the event of a liquidation, dissolution, or winding-up of the company, holders of common stock are entitled to share ratably in all assets of the company, if any, remaining after payment of liabilities and the liquidation preferences of any issued and outstanding preferred stock, including the Series A Preferred Stock. Holders of common stock have no preemptive rights, no cumulative voting rights, and no rights to convert their shares of common stock into any other securities of the company or any other person.

Preferred Stock

The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations, and restrictions of all shares of each such series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences, and the number of shares constituting each such series, without any further vote or action by the holders of our common stock. Although the Board of Directors does not presently intend to do so, it could issue shares of preferred stock, with rights that could adversely affect the voting power and other rights of holders of our common stock without obtaining the approval of our shareholders. In addition, the issuance of preferred shares could delay or prevent a change in control of the company without further action by our shareholders.

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorized stock repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. The company repurchases its common stock primarily for issuance under the company’s stock compensation plans and to fund possible future acquisitions. These purchases may be commenced or suspended without prior notice depending on the then-existing business or market conditions and other factors. As of December 28, 2013, 58,541,104 shares at a cost of $458.3 million have been purchased under this plan. Included in these amounts are 435,935 shares at a cost of $8.8 million purchased during fiscal 2013.

Dividends

During fiscal years 2013, 2012, and 2011, the company paid dividends of $92.5 million, or $0.444 per share, $86.2 million, or $0.420 per share, and $79.1 million, or $0.389 per share, respectively.

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

Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock, and units and deferred stock. The company’s officers, key employees, and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that originally could be issued or transferred under the EPIP was 41,906,250 shares. As of December 28, 2013, 3,130,104 shares remain available for issuance. Over the life of the EPIP, the company has only issued options, restricted stock, and deferred stock. The following is a summary of stock options, restricted stock, and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The following non-qualified stock options (“NQSOs”) have been granted under the EPIP since fiscal 2011 and have service period remaining. The Black-Scholes option-pricing model was used to estimate the grant date fair value (amounts in thousands, except price data and as indicated):

Grant date	February 10, 2011
Shares granted	3,213
Exercise price($)	10.87
Vesting date	2/10/2014
Fair value per share($)	2.31
Dividend yield(%)(1)	3.00
Expected volatility(%)(2)	29.20
Risk-free interest rate(%)(3)	2.44
Expected option life (years)(4)	5.00
Outstanding at December 28, 2013	3,142

1.	Dividend yield — estimated yield based on the historical dividend payment for the four most recent dividend payments prior to the grant date.

2.	Expected volatility — based on historical volatility over the expected term using daily stock prices.

3.	Risk-free interest rate — United States Treasury Constant Maturity rates as of the grant date over the expected term.

4.	Expected option life — The 2011 grant assumptions are based on the simplified formula determined in accordance with Staff Accounting Bulletin No. 110, as the company did not have sufficient historical exercise behavior data to reasonably estimate the expected option life.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock option activity for fiscal years 2013, 2012, and 2011 pursuant to the EPIP is set forth below:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Amounts in thousands, except price data)
Outstanding at beginning of year	9,541	$10.71	11,135	$10.45	9,820	$9.77
Granted	—	$—	—	$—	3,213	$10.87
Exercised	(1,415)	$9.67	(1,570)	$8.84	(1,747)	$7.40
Forfeitures	(14)	$10.99	(24)	$10.88	(151)	$10.86

Outstanding at end of year	8,112	$10.89	9,541	$10.71	11,135	$10.45

Exercisable at end of year	4,978		3,973		3,387

Weighted average fair value of options granted during the year	$—		$—		$2.31

As of December 28, 2013, options outstanding under the EPIP had an average exercise price of $10.89, a weighted average remaining contractual life of 3.00 years, and an aggregate intrinsic value of $84.7 million.

As of December 28, 2013, there was $0.2 million of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 0.12 years.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2013, 2012, and 2011 are set forth below (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cash received from option exercises	$13,685	$13,881	$12,933
Cash tax windfall benefit, net	$5,622	$2,343	$3,037
Intrinsic value of stock options exercised	$18,132	$9,965	$11,632

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent, that on that date the vesting conditions are satisfied. As a result of the delay (June as opposed to January) in the grant of the 2012 awards, the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

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

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2013	July 16, 2012
Shares granted	414	206
Vesting date	3/1/2015	2/28/2014
Fair value per share ($)	$17.22	$15.45

As of December 28, 2013, there was $3.9 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Beginning in 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that on that date, the vesting conditions are satisfied. As a result of the delay (June as opposed to January) in the grant of the 2012 awards the 2012 awards vest approximately 17 months from the date of grant. The 2013 awards vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal year performance period. The 2012 award is a 17 month performance period and the 2013 award is a two year performance period. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of ROI Target; or

•	ROIC above WACC by 4.75% pays 125% of ROIC Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. For fiscal 2013, we expensed the 2012 awards assuming 125% attainment of the ROI Target and the 2013 awards assuming 100% attainment of the ROI Target. The 2012 award actual attainment was 125%.

The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2013	July 16, 2012
Shares granted	414	206
Vesting date	3/1/2015	2/28/2014
Fair value per share ($)	$15.51	$14.37

As of December 28, 2013, there was $3.6 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. These grants normally vest in two years. The July 16, 2012 grant vests over one and a half years because it was granted in the middle of the year.

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

In connection with the vesting of the performance-contingent restricted stock granted in February 2011, during fiscal 2013, an additional 94,777 of common shares were issued in the aggregate to these certain key employees because the company exceeded the S&P TSR by the maximum amount. At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.1 million.

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2013, 2012 and 2011 is set forth below:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	888	$12.61	864	$11.11	851	$11.39
Initial grant	828	$16.37	412	$14.91	486	$10.62
Supplemental grant for exceeding the S&P TSR	95	$10.62	—	—	—	—
Vested	(571)	$10.62	(320)	$11.72	(362)	$11.09
Grant reduction for not achieving the S&P TSR	—	$—	(65)	$11.72	(90)	$11.09
Forfeitures	(11)	$15.88	(3)	$11.44	(21)	$11.21

Balance at end of year	1,229	$15.88	888	$12.61	864	$11.11

As of December 28, 2013, there was $7.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. The fair value of performance-contingent restricted share awards that vested during fiscal 2013 was $10.6 million. There was a tax windfall of $2.1 million on the vesting (issuance) of performance-contingent awards during fiscal 2013.

Deferred Stock Awards

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2013, an aggregate of 36,150 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of the company’s common stock on the date of conversion. During fiscal 2013, a total of 36,088 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2013, non-employee directors were granted an aggregate of 54,150 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2013, there were 45,088 deferred share awards exercised for annual grant awards.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this period. Dividends will accrue on the award and will be paid to the CEO on the vesting date on all shares that vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.

The deferred stock activity for fiscal years 2013, 2012, and 2011 is set forth below:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	378	$11.49	347	$10.95	360	$10.07
Issued	149	$20.32	99	$13.74	114	$12.90
Exercised	(81)	$12.91	(68)	$12.01	(127)	$10.20

Balance at end of year	446	$14.19	378	$11.49	347	$10.95

Outstanding vested at end of year	269	$11.08	240	$10.66	192	$10.07

Outstanding unvested at end of year	177	$18.92	138	$12.96	155	$12.05

Shares vesting during the year	110	$13.37	116	$12.42	133	$10.30

As of December 28, 2013, there was $1.9 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of deferred stock awards that vested during fiscal 2013 was $2.3 million. There was a tax windfall of $0.1 million on the exercise of deferred share awards during fiscal 2013.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at December 28, 2013 and December 29, 2012 was $2.0 million and $1.7 million, respectively, and is recorded in other long-term liabilities. The company paid $1.0 million at the exercise of 54,168 shares during fiscal 2013.

The fair value of the rights at December 28, 2013 ranged from $12.63 to $16.45. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at December 28, 2013: dividend yield 2.1%; expected volatility 23.0%; risk-free interest rate 0.40% and expected life of 0.01 years to 1.20 years.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights activity for fiscal years 2013, 2012, and 2011 is set forth below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands, except price data)
Balance at beginning of year	195	281	522
Rights exercised	(54)	(86)	(241)

Balance at end of year	141	195	281

Weighted average — grant date fair value	$7.20	$7.01	$7.35

The following table summarizes the company’s stock based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Stock options	$1,776	$3,374	$6,803
Performance - contingent restricted stock awards	11,180	4,615	4,700
Deferred stock awards	1,769	1,384	1,479
Stock appreciation rights	1,218	743	656

Total stock based compensation expense	$15,943	$10,116	$13,638

Note 16.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components (Note 2)	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gains and losses on cash flow hedges:
Interest rate contracts	$(816)	$(2,816)	$(3,952)	Interest income (expense)
Commodity contracts	(27,055)	(17,272)	38,038	Cost of sales, Note 3

Total before tax	$(27,871)	$(20,088)	$34,086	Total before tax
Tax (expense) or benefit	10,730	7,734	(13,124)	Tax (expense) or benefit

Total net of tax	$(17,141)	$(12,354)	$20,962	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$257	$257	$257	Note 1, below
Actuarial losses	(5,378)	(4,786)	(2,849)	Note 1, below

Total before tax	$(5,121)	$(4,529)	$(2,592)	Total before tax
Tax (expense) or benefit	1,972	1,743	1,000	Tax (expense) or benefit

Total net of tax	$(3,149)	$(2,786)	$(1,592)	Net of tax benefit

Total reclassifications	$(20,290)	$(15,140)	$19,370	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 18, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(24,457)	56,319	31,862
Reclassified to earnings from accumulated other comprehensive income	17,141	3,149	20,290

Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)

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

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Gross (gain) loss reclassified from AOCI into income	$27,055	$17,272	$(38,038)
Tax (benefit) expense	(10,416)	(6,650)	14,645

Net of tax	$16,639	$10,622	$(23,393)

Note 17.	Earnings Per Share

On May 22, 2013, the board of directors declared a 3-for-2 stock split of the company’s common stock. The record date for the split was June 5, 2013, and new shares were issued on June 19, 2013. All share and per share information has been restated for all prior periods presented giving retroactive effect to the stock split.

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2013, 2012, and 2011 (amounts in thousands, except per share data):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net income	$230,894	$136,121	$123,428

Basic Earnings Per Common Share:
Weighted average shares outstanding for common stock	207,935	205,005	203,015
Weighted average shares outstanding for participating securities	—	—	66

Basic weighted average shares outstanding per common share	207,935	205,005	203,081

Basic earnings per common share	$1.11	$0.66	$0.61

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	207,935	205,005	203,081
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	3,992	2,669	2,241

Diluted weighted average shares outstanding per common share	211,927	207,674	205,322

Diluted earnings per common share	$1.09	$0.66	$0.60

There were no anti-dilutive shares for fiscal years 2013, 2012, or 2011.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 28, 2013 and December 29, 2012:

	As of
	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Current benefit liability	$1,301	$1,288
Noncurrent benefit liability	$44,226	$159,158
Accumulated other comprehensive loss, net of tax	$51,099	$110,567

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

The Company used a measurement date of December 31, 2013 for the defined benefit and postretirement benefit plans described below.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2013 and December 31, 2012, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $9.8 million for fiscal 2014.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Service cost	$708	$610	$478
Interest cost	20,089	21,670	20,923
Expected return on plan assets	(28,680)	(26,301)	(24,712)
Settlement loss	—	—	172
Amortization of actuarial loss	6,177	5,085	2,725

Net periodic pension (income) cost	(1,706)	1,064	(414)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	(90,706)	28,857	67,015
Settlement loss	—	—	(172)
Amortization of actuarial loss	(6,177)	(5,085)	(2,725)

Total recognized in other comprehensive loss	(96,883)	23,772	64,118

Total recognized in net periodic benefit cost and other comprehensive loss	$(98,589)	$24,836	$63,704

Actual return on plan assets for fiscal years 2013, 2012, and 2011 was $73.2 million, $41.9 million, and $0.1 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $1.9 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2014 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$514,636	$472,793
Service cost	708	610
Interest cost	20,089	21,670
Actuarial (gain) loss	(46,213)	44,447
Benefits paid	(25,494)	(24,884)

Benefit obligation at end of year	$463,726	$514,636

Change in plan assets:
Fair value of plan assets at beginning of year	$365,671	$330,085
Actual return on plan assets	73,174	41,891
Employer contribution	15,254	18,579
Benefits paid	(25,494)	(24,884)

Fair value of plan assets at end of year	$428,605	$365,671

Funded status, end of year:
Fair value of plan assets	$428,605	$365,671
Benefit obligations	463,726	514,636

Unfunded status and amount recognized at end of year	$(35,121)	$(148,965)

Amounts recognized in the balance sheet:
Current liability	(418)	(421)
Noncurrent liability	(34,703)	(148,544)

Amount recognized at end of year	$(35,121)	$(148,965)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$87,645	$184,528

Accumulated benefit obligation at end of year	$462,754	$513,396

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 28, 2013 were $463.7 million, $462.8 million, and $428.6 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $514.6 million, $513.4 million, and $365.7 million, respectively, at December 29, 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2013	12/31/2012	12/31/2011
Discount rate	4.75%	4.00%	4.70%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit (income)/cost:
Measurement date	1/1/2013	1/1/2012	1/1/2011
Discount rate	4.00%	4.70%	5.38	%(1)
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	3.50%

(1)	The Tasty pension plans were acquired May 20, 2011. The weighted average discount rate used to determine net periodic pension (income) cost for these plans was 4.98%.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2013, as compared with the average annual return on the plan assets over the last 15 years of approximately 7.4% (net of expenses).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The Finance Committee (“committee”) of the Board of Directors establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. Management is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The committee and members of management meet on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2013 and December 31, 2012, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2013
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$5,668	$—	$5,668
Equity securities:
U.S. companies	109,017	—	—	109,017
International companies	1,525	—	—	1,525
Domestic equity funds(h)	62,705	—	—	62,705
International equity funds(a)	—	67,925	—	67,925
Fixed income securities:
Domestic mutual funds(b)	20,187	—	—	20,187
Private equity funds(c)	—	20,889	—	20,889
Real estate funds(d)	—	—	13,298	13,298
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,594	9,594
Hedged equity funds(f)(h)	—	—	58,176	58,176
Absolute return funds(c)	—	—	59,727	59,727
Other assets and (liabilities)(g)	—	—	484	484
Accrued (expenses) income(g)	—	—	(590)	(590)

Total	$193,434	$94,482	$140,689	$428,605

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair value of Pension Plan Assets as of December 31, 2012
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$18,614	$—	$18,614
Equity securities:
U.S. companies	72,414	—	—	72,414
International companies	1,532	—	—	1,532
Domestic equity funds(h)	71,589	—	—	71,589
International equity funds(a)(h)	—	57,428	—	57,428
Fixed income securities:
Domestic mutual funds(b)(h)	22,564	—	—	22,564
Private equity funds(c)	—	24,288	—	24,288
Real estate(d)	—	—	11,564	11,564
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,534	9,534
Hedged equity funds(f)	—	—	34,646	34,646
Absolute return funds(c)	—	—	41,936	41,936
Other assets and liabilities(g)	—	—	(534)	(534)
Accrued income(g)	—	—	96	96

Total	$168,099	$100,330	$97,242	$365,671

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This class invests primarily in U.S. government issued securities.

(c)	This class invests primarily in absolute return strategy funds.

(d)	This class includes funds that invest primarily in U.S. commercial real estate.

(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This class invests primarily in hedged equity funds.

(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.
(h)	There is a pending sale for an asset in this classification.

The following table provides information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2013 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other Assets and Liabilities and Accrued (Expenses) Income	Totals
Balance at December 31, 2012	$11,564	$9,534	$34,646	$41,936	$(438)	$97,242
Actual return on plan assets:
Total gains or losses (realized and unrealized)	1,336	—	4,652	4,791	—	10,779
Purchases	—	443	26,500	13,000	—	39,943
Issues	558	—	—	—	—	558
Sales	(160)	(383)	(7,622)	—	—	(8,165)
Settlements	—	—	—	—	332	332
Transfers out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2013	$13,298	$9,594	$58,176	$59,727	$(106)	$140,689

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2013 and December 31, 2012, and target asset allocations for fiscal year 2014 are as follows:

		Percentage of Plan Assets at the Measurement Date
Asset Category	Target Allocation 2014
		2013	2012
Equity securities	40-60%	56.6	56.4
Fixed income securities	10-40%	9.6	8.4
Real estate	0-25%	3.1	3.9
Other diversifying strategies(1)	0-40%	29.8	29.1
Short term investments and cash	0-25%	0.9	2.2

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 3,030,363 shares of the company’s common stock in the amount of $65.1 million and $47.0 million (15.1% and 12.9% of total plan assets) as of December 31, 2013 and December 31, 2012, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows:

Year	Required	Discretionary	Total
	(Amounts in thousands)
2011	$7,983	$5,331	13,314
2012	$9,430	$9,149	18,579
2013	$5,416	$9,838	15,254

All contributions are made in cash. The required contributions made during fiscal 2013 include $5.0 million to qualified plans and $0.4 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $9.8 million made to qualified plans during fiscal 2013 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During 2014, the company expects to contribute $13.0 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions. This amount represents estimates that are based on assumptions that are subject to change. The Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”) was signed into law on December 23, 2008. WRERA granted plan sponsors relief from certain funding requirements and benefit restrictions, and also provided some technical corrections to the PPA. One of the technical corrections allowed the use of asset smoothing, with limitations, for up to a 24-month period in determining funding requirements. The company elected to use asset smoothing beginning with the 2009 plan year. As a result, contributions may be

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred to later years or reduced through market recovery. In October 2009, the IRS released final regulations on certain aspects of minimum funding requirements and benefit restrictions under the PPA. The effective date of the final regulations is for plan years beginning on or after January 1, 2010. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which included pension funding stabilization provisions. The company elected to use the interest rate stabilization provisions of MAP-21 beginning with the 2012 plan year. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is expected to reduce the company’s minimum required pension contributions in the near-term. The company continues to review various contribution scenarios based on current market conditions and options available to plan sponsors under the final PPA regulations, as amended by MAP-21.

Benefit Payments

The following are benefits paid under the plans during fiscal years 2013, 2012 and 2011 and expected to be paid from fiscal 2014 through fiscal 2023. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets.

Pension Benefits
(Amounts in thousands)
2011	$20,921
2012	$24,884
2013	$25,494
Estimated Future Payments:
2014	$26,002
2015	$26,265
2016	$26,690
2017	$27,085
2018	$27,589
2019 – 2023	$144,442

Postretirement Benefit Plans

The company evaluated options for delivery of postretirement benefits under the health care reform legislation. As a result of this review, the company established a retiree-only plan as of January 1, 2011 to deliver postretirement medical benefits. Therefore, benefits provided under the company postretirement benefit plans are exempt from lifetime and annual dollar limits on essential health benefits and other health care reform mandates based on long-standing exemptions for such plans under ERISA and the Internal Revenue Code. In addition, the company has communicated to current and future retirees that any excise taxes that may apply to these benefits in the future due to the legislation will be paid by plan participants. As a result, no changes in plan provisions have been measured due to health care reform.

Dental coverage for eligible retirees is only available under COBRA. Medical coverage is available beginning with fiscal 2012 either through COBRA or the retiree-only medical plan. The plan incorporates employee contributions at COBRA premium levels. Eligibility for the retiree-only medical plan is based on age and length of service and vesting in a Flowers retirement plan. The life insurance plan offers coverage to a closed group of retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was enacted. The MMA established a voluntary prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. If the retiree is covered under COBRA,

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coverage terminates at age 65 when the retiree is eligible for Medicare. There is no age 65 limitation for the retiree-only medical plan. The retiree can continue coverage after age 65 at which time Medicare is primary coverage and our plan is secondary coverage. This group does not have filings for the Medicare Part D subsidy.

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

Effective January 1, 2014, the company is delivering retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company will no longer sponsor a medical plan for Medicare eligible retirees and will no longer file for a Medicare Part D subsidy. These changes were recognized at year-end 2013.

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Service cost	$341	$458	$426
Interest cost	380	605	687
Amortization:
Prior service credit	(257)	(257)	(257)
Actuarial gain	(799)	(299)	(48)

Total net periodic benefit (income) cost	(335)	507	808

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	240	(2,492)	(158)
Current year prior service credit	(1,110)	—	—
Amortization of actuarial gain	799	299	48
Amortization of prior service credit	257	257	257

Total recognized in other comprehensive (loss) income	186	(1,936)	147

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(149)	$(1,429)	$955

*	Includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $(1.0) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2014 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,481	$13,889
Service cost	341	458
Interest cost	380	605
Participant contributions	364	356
Actuarial loss (gain)	214	(2,513)
Benefits paid	(1,316)	(1,366)
Less federal subsidy on benefits paid	52	52
Plan amendments	(1,110)	—

Benefit obligation at end of year	$10,406	$11,481

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	952	1,010
Participant contributions	364	356
Benefits paid	(1,316)	(1,366)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	10,406	11,481

Unfunded status and amount recognized at end of year	$(10,406)	$(11,481)

Amounts recognized in the balance sheet:
Current liability	$(883)	$(867)
Noncurrent liability	(9,523)	(10,614)

Amount recognized at end of year	$(10,406)	$(11,481)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (gain) loss before taxes	$(3,135)	$(4,173)
Prior service (credit) cost before taxes	(1,422)	(570)

Amounts recognized in accumulated other comprehensive (loss) income	$(4,557)	$(4,743)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2013	12/31/2012	12/31/2011
Discount rate	4.31%	3.34%	4.35%
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.50%	8.00%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2021	2019	2019
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2013	1/1/2012	1/1/2011
Discount rate	3.34%	4.35%	5.00%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.00%	8.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2019	2019	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2013, 2012, and 2011:

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Effect on total of service and interest cost	$(64)	$(100)	$(98)	$73	$115	$124
Effect on postretirement benefit obligation	$(485)	$(667)	$(915)	$542	$744	$1,022

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2011	$853
2012	$958
2013	$900
2014 (Expected)	$883

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.9 million expected funding for postretirement benefit plans during 2014, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.4 million, $0.4 million, and $0.4 million for fiscal years 2013, 2012, and 2011, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Payments

The following are benefits paid by the company during fiscal years 2013, 2012 and 2011 and expected to be paid from fiscal 2014 through fiscal 2023. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross Contribution	MMA Subsidy (Income)
2011	$919	$(66)
2012	$1,010	$(52)
2013	$952	$(52)
Estimated Future Payments:
2014	$883	$—
2015	$939	$—
2016	$975	$—
2017	$1,013	$—
2018	$1,023	$—
2019 – 2023	$4,435	$—

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

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $1.9 million for fiscal 2013, $1.7 million for fiscal 2012, and $4.2 million for fiscal 2011. The company recorded an expense and a liability in fiscal 2011 of $2.5 million for a complete withdrawal from one particular plan which was paid on February 2, 2012. There were no partial or full withdrawals during fiscal 2013 or fiscal 2012 which led to lower expense during fiscal 2013 and fiscal 2012 when compared to fiscal 2011.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2013, 2012, and 2011. There are no contractually required minimum contributions to the plans as of December 28, 2013.

The company’s participation in these multiemployer plans for fiscal 2013 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2013 and 2012, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

Pension Fund	EIN		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions (Amounts in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		Pension Plan No.	2013	2012		2013 ($)	2012 ($)	2011 ($)
IAM National Pension Fund	51-6031295	002	Green	Green	No	104	101	100	No	5/1/2016
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Green	Green	No	130	115	121	No	8/12/2017
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	252	283	291	No	2/4/2017
BC&T International Pension Fund	52-6118572	001	Red	Red	Yes	939	797	673	Yes	10/31/2015

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2013, 2012, and 2011, the total cost and employer contributions were $23.0 million, $20.3 million, and $18.2 million, respectively.

The company acquired Lepage in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan will be merged into the Flowers Foods 401(k) Retirement Savings Plan upon completion of a detailed review of prior plan operations and administration. During fiscal 2013, the total cost and employer contributions were $0.5 million for the Lepage 401(k) Plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Current Taxes:
Federal	$73,669	$54,599	$60,129
State	11,325	6,602	10,109

	84,994	61,201	70,238

Deferred Taxes:
Federal	7,970	9,703	(1,492)
State	(1,485)	1,747	(208)

	6,485	11,450	(1,700)

Income tax expense	$91,479	$72,651	$68,538

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2013, 2012, and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Tax at U.S. federal income tax rate	$112,831	$73,070	$67,188
State income taxes, net of federal income tax benefit	6,396	5,427	6,546
Section 199 qualifying production activities benefit	(7,022)	(5,407)	(5,645)
Bargain purchase	(17,524)	—	—
Other	(3,202)	(439)	449

Income tax expense	$91,479	$72,651	$68,538

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 28, 2013	December 29, 2012
	(Amounts in thousands)
Self-insurance	$7,227	$5,633
Compensation and employee benefits	13,558	11,612
Deferred income	7,397	6,697
Loss and credit carryforwards	27,055	31,187
Equity-based compensation	14,402	12,198
Hedging	7,158	2,578
Pension	10,822	54,843
Postretirement benefits	7,595	7,805
Other	16,084	13,453
Deferred tax assets valuation allowance	(2,895)	(4,545)

Deferred tax assets	108,403	141,461

Depreciation	(86,235)	(88,494)
Intangible assets	(67,923)	(60,304)
Bargain purchase	(31,345)	—
Other	(3,250)	(2,671)

Deferred tax liabilities	(188,753)	(151,469)

Net deferred tax (liability) asset	$(80,350)	$(10,008)

The company’s effective tax rate was impacted by the bargain purchase gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item in the tax provision, and favorably impacts the rate by approximately 5.2%. On September 13, 2013, the IRS and Treasury released final regulations regarding the deduction and capitalization of expenditures related to tangible property. The company is in the process of evaluating the impact of these regulations and does not expect a material impact to the financial statements. Tax legislation adopted in January 2013 had an immaterial impact on the rate.

The company has a deferred tax asset of $15.7 million related to a federal net operating loss carryforward which we expect to fully utilize. Additionally, the company and various subsidiaries have a net deferred tax asset of $9.9 million related to state net operating loss carryforwards with expiration dates through fiscal 2025. The utilization of a portion of these state carryforwards could be limited in the future; therefore, a valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $4.8 million and $7.3 million as of December 28, 2013 and December 29, 2012, respectively. This decrease is primarily due to the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $4.8 million (less $1.1 million related to tax imposed in other jurisdictions) would impact the effective rate.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.7 million and $0.7 million at December 28, 2013 and December 29, 2012, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. With limited exceptions, the company is no longer subject to federal or state examinations for years prior to 2010.

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Unrecognized tax benefit at beginning of fiscal year	$7,304	$8,709	$4,823
Gross increases — tax positions in a current period	—	331	876
Gross increases — acquisitions	500	—	3,863
Lapses of statutes of limitations	(2,995)	(1,736)	(853)

Unrecognized tax benefit at end of fiscal year	$4,809	$7,304	$8,709

Note 20.	Commitments and Contingencies

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

The company has recorded current liabilities of $24.9 million and $21.2 million related to self-insurance reserves at December 28, 2013 and December 29, 2012, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor.

See Note 11, Debt, Lease and Other Commitments, for additional information.

Note 21.	Segment Reporting

The company’s DSD Segment produces fresh and frozen packaged bread, rolls, and snack products and the Warehouse Segment produces frozen bread, rolls, tortillas, and snack products. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses, and charges which the company’s management deems to be an overall corporate cost or a cost not

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments is as follows for fiscal years 2013, 2012, and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Amounts in thousands)
Sales:
DSD	$3,167,256	$2,541,135	$2,291,011
Warehouse	785,498	648,889	618,982
Eliminations:
Sales from Warehouse to DSD	(132,506)	(111,254)	(110,870)
Sales from DSD to Warehouse	(69,243)	(32,279)	(25,767)

	$3,751,005	$3,046,491	$2,773,356

Depreciation and amortization:
DSD	$100,792	$84,290	$74,378
Warehouse	17,032	18,267	19,768
Other(1)	667	133	492

	$118,491	$102,690	$94,638

Income from operations:
DSD(2)	$350,531	$233,196	$203,248
Warehouse	48,517	36,230	27,351
Other(1)	(63,815)	(50,915)	(41,573)

	$335,233	$218,511	$189,026

Net interest (expense) income	$(12,860)	$(9,739)	$2,940

Income before income taxes	$322,373	$208,772	$191,966

Capital expenditures:
DSD	$80,528	$52,375	$61,017
Warehouse	8,187	10,809	14,379
Other(1)	10,466	4,075	3,766

	$99,181	$67,259	$79,162

	As of
	December 28, 2013	December 29, 2012
Assets:
DSD	$2,146,209	$1,638,826
Warehouse	233,591	245,195
Other(3)	124,214	111,828

	$2,504,014	$1,995,849

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Includes the gain on acquisition of $50.1 million in fiscal 2013.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2013, 2012, and 2011 (amounts in thousands):

	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Total	DSD	Warehouse	Total	DSD	Warehouse	Total	DSD	Warehouse
Branded Retail	$2,046,916	$1,905,002	$141,914	$1,590,726	$1,486,887	$103,839	$1,421,229	$1,326,992	$94,237
Store Branded Retail	645,117	504,587	140,530	544,670	426,771	117,899	499,661	373,971	125,690
Non-retail and Other	1,058,972	688,424	370,548	911,095	595,198	315,897	852,466	564,281	288,185

Total	$3,751,005	$3,098,013	$652,992	$3,046,491	$2,508,856	$537,635	$2,773,356	$2,265,244	$508,112

Note 22.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter represents a period of twelve weeks, except the first quarter, which includes sixteen weeks. During the company’s fourth quarter of fiscal 2013, we identified and recorded an out-of-period adjustment of $4.4 million ($2.7 million, net of tax) for an environmental liability recorded in an acquisition to reduce selling, distribution and administrative expenses and reduce accrued liabilities. This entry should have been recorded in the fourth quarter of fiscal 2012 when the company was contractually relieved of the liability. As described in Note 6, Goodwill and Other Intangible Assets, during fiscal 2013 we also recorded two out-of-period adjustments to goodwill and other balance sheet accounts totaling $2.0 million ($1.1 million in second quarter 2013 and $0.9 million in fourth quarter 2013) to correct the opening balance sheets of prior acquisitions. We evaluated the impact of these adjustments on our previously issued financial statements for each of the periods affected and concluded that the impact was not material. We also evaluated the impact of recording the corrections in our fiscal 2013 financial statements and concluded that the impact is not material.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Sales	2013	$1,130,810	$898,153	$878,492	$843,550
	2012	$898,206	$681,561	$717,282	$749,442
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2013	$585,298	$471,614	$467,798	$447,511
	2012	$478,978	$365,658	$382,508	$390,666
Net income.	2013	$112,026	$46,460	$33,888	$38,520	*
	2012	$37,943	$28,380	$31,231	$38,567
Basic net income per share	2013	$0.54	$0.22	$0.16	$0.18	*
	2012	$0.19	$0.14	$0.15	$0.18
Diluted net income per share	2013	$0.53	$0.22	$0.16	$0.18	*
	2012	$0.19	$0.14	$0.15	$0.18

*	Includes an out-of-period adjustment of $4.4 million ($2.7 million, net of tax) described above.

Note 23.	Subsequent Events

Dividend.    On February 14, 2014, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock to be paid on March 14, 2014 to shareholders of record on February 28, 2014.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to Credit Facility and New Term Loan.    On February 14, 2013, we amended our existing $500.0 million senior unsecured revolving credit facility (as amended, the “credit facility”) and existing unsecured term loan (as amended, the “new term loan”). The credit facility amendment provides for a reduced interest rate and facility fee and extends the term to five years from the amendment date. The new term loan amendment reduces the applicable interest rate.