Form 10-Q
period 2014-04-19
FLOWERS FOODS INC
filed 2014-05-15
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 9, 2014
Common Stock, $.01 stated par value	209,245,285

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Please refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 28, 2013 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 19, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,801	$8,530

Accounts and notes receivable, net of allowances of $1,764 and $1,598, respectively	268,761	253,967

Inventories, net:
Raw materials	34,261	37,071
Packaging materials	21,053	21,188
Finished goods	41,506	42,592

	96,820	100,851

Spare parts and supplies	52,166	47,956

Deferred taxes	22,070	31,790

Other	29,066	44,311

Total current assets	477,684	487,405

Property, Plant and Equipment, net of accumulated depreciation of $932,142 and $901,004, respectively	840,286	867,004

Notes Receivable	149,929	142,845

Assets Held for Sale	61,589	54,752

Other Assets	14,418	12,894

Goodwill	280,135	282,404

Other Intangible Assets, net	653,090	656,710

Total assets	$2,477,131	$2,504,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$30,737	$31,272
Accounts payable	157,284	151,935
Other accrued liabilities	137,168	144,575

Total current liabilities	325,189	327,782

Long-Term debt:
Total long-term debt and capital lease obligations	810,988	892,478

Other Liabilities:
Post-retirement/post-employment obligations	35,454	44,226
Deferred taxes	118,460	112,140
Other long-term liabilities	49,784	51,199

Total other liabilities	203,698	207,565

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,489,025 shares and 20,166,635 shares, respectively	(189,037)	(190,481)
Capital in excess of par value	597,329	593,355
Retained earnings	772,741	735,631
Accumulated other comprehensive loss	(43,976)	(62,515)

Total stockholders’ equity	1,137,256	1,076,189

Total liabilities and stockholders’ equity	$2,477,131	$2,504,014

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Sales	$1,159,760	$1,130,810
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	595,877	585,298
Selling, distribution and administrative expenses	426,390	411,439
Depreciation and amortization	39,292	34,189
Gain on acquisition	—	(50,071)

Income from operations	98,201	149,955
Interest expense	(9,124)	(8,819)
Interest income	5,952	4,264

Income before income taxes	95,029	145,400
Income tax expense	33,963	33,374

Net income	$61,066	$112,026

Net Income Per Common Share:
Basic:
Net income per common share	$0.29	$0.54

Weighted average shares outstanding	209,131	207,167

Diluted:
Net income per common share	$0.29	$0.53

Weighted average shares outstanding	212,806	210,915

Cash dividends paid per common share	$0.1125	$0.1067

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Net income	$61,066	$112,026

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(89)	(49)
Amortization of actuarial loss included in net income	255	1,018

Pension and postretirement plans, net of tax	166	969
Derivative instruments:
Net change in fair value of derivatives	15,349	(8,621)
Loss reclassified to net income	3,024	1,007

Derivative instruments, net of tax	18,373	(7,614)
Other comprehensive income (loss), net of tax	18,539	(6,645)

Comprehensive income	$79,605	$105,381

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of shares	Cost	Total
Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				61,066				61,066
Derivative instruments, net of tax					18,373			18,373
Pension and postretirement plans, net of tax					166			166
Exercise of stock options			548			470,152	4,535	5,083
Issuance of deferred stock awards			(173)			18,330	173	—
Amortization of share-based compensation awards			5,616					5,616
Issuance of deferred compensation			(27)			1,019	27	—
Income tax benefits related to share-based payment awards			4,178					4,178
Performance-contingent restricted stock awards issued (note 12)			(6,168)			652,719	6,168	—
Stock repurchases						(464,610)	(9,459)	(9,459)
Dividends paid on vested performance-contingent restricted stock awards				(431)				(431)
Dividends paid — $0.1125 per common share				(23,525)				(23,525)

Balances at April 19, 2014	228,729,585	$199	$597,329	$772,741	$(43,976)	(19,489,025)	$(189,037)	$1,137,256

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$61,066	$112,026
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	—	(50,071)
Stock-based compensation	5,483	6,075
Loss reclassified from accumulated other comprehensive income to net income	4,917	1,095
Depreciation and amortization	39,292	34,189
Deferred income taxes	4,434	(3,140)
Provision for inventory obsolescence	656	398
Allowances for accounts receivable	1,020	1,998
Pension and postretirement plans income	(3,092)	(628)
Other	(761)	(1,478)
Qualified pension plan contributions	(5,029)	(484)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(22,801)	(12,769)
Inventories, net	3,374	(4,324)
Hedging activities, net	23,673	(19,209)
Other assets	8,933	4,829
Accounts payable	5,784	1,523
Other accrued liabilities	(5,128)	16,799

NET CASH PROVIDED BY OPERATING ACTIVITIES	121,821	86,829

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,580)	(22,558)
Proceeds from sale of property, plant and equipment	3,928	1,123
Repurchase of independent distributor territories	(8,472)	(16,841)
Principal payments from notes receivable	6,725	6,336
Contingently refundable consideration	7,500	—
Proceeds from sales of distribution territories	—	7,570
Deposit paid for potential acquisition	—	(18,000)
Acquisition of businesses, net of cash acquired	—	(49,950)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(13,899)	(92,320)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(23,956)	(22,503)
Exercise of stock options	5,083	146
Excess windfall tax benefit related to share-based payment awards	4,178	2,237
Payments for financing fees	(564)	(1,270)
Stock repurchases	(9,459)	(3,790)
Change in bank overdrafts	(1,770)	(488)
Proceeds from debt borrowings	356,300	595,200
Debt and capital lease obligation payments	(437,463)	(563,070)

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(107,651)	6,462

Net increase in cash and cash equivalents	271	971
Cash and cash equivalents at beginning of period	8,530	13,275

Cash and cash equivalents at end of period	$8,801	$14,246

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed consolidated financial statements of Flowers Foods, Inc. (“the company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 19, 2014 and April 20, 2013 are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 28, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2014 (sixteen weeks), second quarter ending July 12, 2014 (twelve weeks), third quarter ending October 4, 2014 (twelve weeks) and fourth quarter ending January 3, 2015 (thirteen weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (84% of total sales) operates 38 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (16% of total sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility. During the sixteen weeks ended April 19, 2014, we reclassified a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Wal-Mart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 19, 2014 and April 20, 2013. No other customer accounted for 10% or more of the company’s sales.

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
	(Percent of Sales)
DSD segment	16.6%	16.9%
Warehouse segment	2.9	3.5

Total	19.5%	20.4%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 19, 2014 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

2. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

We have reviewed other recently issued accounting pronouncements and conclude that none are applicable to our business or that no material effect is expected as a result of future adoption.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 19, 2014 and April 20, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Details about accumulated other comprehensive income components	Amount reclassified from Accumulated Other Comprehensive Loss	Amount reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(542)	Interest income (expense)
Commodity contracts	(4,917)	(1,095)	Cost of sales, Note 3

Total before tax	$(4,917)	$(1,637)	Total before tax
Tax (expense) or benefit	1,893	630	Tax (expense) or benefit

Total net of tax	$(3,024)	$(1,007)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$144	$79	Note 1, below
Actuarial losses	(414)	(1,655)	Note 1, below

Total before tax	$(270)	$(1,576)	Total before tax
Tax (expense) or benefit	104	607	Tax (expense) or benefit

Total net of tax	$(166)	$(969)	Net of tax

Total reclassifications	$(3,190)	$(1,976)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

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

During the sixteen weeks ended April 19, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive (loss), December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	15,349	—	15,349
Reclassified to earnings from accumulated other comprehensive income	3,024	166	3,190

Accumulated other comprehensive income (loss), April 19, 2014	$6,957	$(50,933)	$(43,976)

4. ACQUISITIONS

Modesto acquisition

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that serves the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD segment and the total goodwill recorded for this acquisition was $4.2 million.

Acquired Hostess Bread Assets

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

The company had filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademarks by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Bread Assets acquisition and we recorded a $1.4 million gain during the twelve weeks ended October 5, 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

We believe the acquisition of the Acquired Hostess Bread Assets strengthens the company’s position as the second-largest baker in the U.S. by adding brands and bakeries that are expected to enhance our ability to steadily expand the geographic reach of our fresh breads, buns, rolls and snack cakes into new markets. The Acquired Hostess Bread Assets are included in our DSD segment. Late in the third quarter of fiscal 2013, we began to re-introduce the newly acquired brands into markets we currently serve through our DSD segment and new markets as we expand into new regions of the country. We expect the re-introduction of the brands will continue throughout fiscal 2014.

During fiscal 2013, the company incurred $16.0 million of acquisition-related costs for the Acquired Hostess Bread Assets. There were no acquisition-related costs during the first quarter of fiscal 2014. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. The acquisition-related costs for the Acquired Hostess Assets and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income.

The following table summarizes the consideration paid for the Acquired Hostess Bread Assets and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$355,342

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$160,226
Identifiable intangible asset — trademarks	189,000
Financial assets	4,366

Net recognized amounts of identifiable assets acquired	$353,592

Gain on legal settlement	(1,400)

Net recognized amounts of identifiable assets acquired and gain on settlement	$352,192

Goodwill	$3,150

The goodwill is expected to be deductible for tax purposes and is included in our DSD segment. The fair values of the Acquired Hostess Bread Assets are provisional. Revenues were $26.6 million for the Acquired Hostess Bread Assets during fiscal 2013. The identified intangible assets in the table above were assigned indefinite lives and are discussed in Note 5, Goodwill and Other Intangible Assets. The above purchase price allocation is preliminary. A change in the fair values of spare parts (recorded in financial assets above) and property, plant, and equipment in the aggregate of $2.3 million was recorded in the first quarter of fiscal 2014 from the amounts recorded at December 28, 2013.

Sara Lee California and Earthgrains acquisition of trademark licenses

On February 23, 2013, the company completed its acquisition from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”) of (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The acquisition of the Oklahoma license was completed during fiscal 2012 for immaterial consideration. These acquisitions are included in our DSD segment.

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

The asset purchase agreement included a holdback provision (the “holdback”) in the amount of $10.0 million of the cash consideration paid at closing that remained in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback was to encourage the company to increase production capacity serving the California market. The first triggering event related to the co-pack arrangement and the second triggering event related to the possible opening of the acquired Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU was required to supply the company with Sara Lee California and Earthgrains branded product for a period of up to 18 months ending August 17, 2014. If we terminated the co-pack agreement (“co-pack decision”) or reopened the Stockton Bakery (“bakery decision”) potential payments from the holdback would be made to us. The amount of such payments was determined based on the company making the co-pack decision and/or the bakery decision by certain specified dates. The total amount available under the holdback was capped at $10.0 million. The table below reflects the potential payments to us under each scenario (amounts in thousands):

	February 23, 2013 – November 20, 2013	November 21, 2013 – February 18, 2014	February 19, 2014 – May 19, 2014	May 20, 2014 – August 17, 2014
Co-pack decision	$10,000	$7,500	$5,000	$—
Bakery decision	$10,000	$10,000	$7,500	$5,000

If we did not make the co-pack decision by May 19, 2014 or the bakery decision by August 17, 2014, any remaining amount of the holdback would be distributed to BBU. The holdback fair value of $7.6 million represented our assessment, at the time of acquisition for inclusion into the purchase price allocation, of the probability that we would terminate the co-pack arrangement and/or open the Stockton bakery. This probability was assessed at each reporting period and changes in the fair value of the holdback were recorded through earnings in the period of change. There were no changes as a result of the probability assessment in the second or third quarter of fiscal 2013. We initially notified BBU of our intent to terminate the co-pack agreement during the fourth quarter of fiscal 2013 and, upon completion of these notifications, we received $7.5 million during the first quarter of fiscal 2014. This holdback amount was recorded as a current receivable at December 28, 2013 on the Consolidated Balance Sheet. As a result of our initial notification, during the fourth quarter of fiscal 2013, we recorded a $0.1 million reduction to the fair value (recorded in selling, distribution and administrative expense). The final delivery date under the supply agreement was February 14, 2014.

Sales from the Sara Lee California and Earthgrains acquisitions during fiscal 2013 were $79.7 million. We incurred $1.5 million in acquisition-related costs during fiscal 2013. These expenses were included in the selling, distribution and administrative line item in the company’s Consolidated Statement of Income for the fifty-two weeks ended December 28, 2013. Since the acquisition date, we developed distribution territories to sell to independent distributors who serve California. The territory development took place in several phases in fiscal 2013. Amounts received upon sale of these new distributor territories are shown in our Condensed Consolidated Statement of Cash Flows as an investing activity.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2013 (amounts in thousands, except per share data). Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that it is immaterial.

For the Sixteen Weeks Ended April 20, 2013
Sales:
As reported	$1,130,810
Pro forma	$1,130,810
Net income:
As reported	$112,026
Pro forma	$109,037
Basic net income per common share:
As reported	$0.54
Pro forma	$0.53
Diluted net income per common share:
As reported	$0.53
Pro forma	$0.52

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation that would have been charged assuming the fair value adjustments to property, plant, and equipment had been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisition with our credit facility. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

5. GOODWILL AND OTHER INTANGIBLES

The table below summarizes our goodwill and other intangible assets at April 19, 2014 and December 28, 2013, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 19, 2014	December 28, 2013
Goodwill	$280,135	$282,404
Amortizable intangible assets, net of amortization	198,090	201,710
Indefinite-lived intangible assets	455,000	455,000

Total goodwill and other intangible assets	$933,225	$939,114

The changes in the carrying amount of goodwill, by segment, during the sixteen weeks ended April 19, 2014 are as follows (amounts in thousands):

	DSD	Warehouse	Total
Balance as of December 28, 2013	$277,927	$4,477	$282,404
Change in goodwill due to acquisition fair value assessment (Note 4)	(2,269)	—	(2,269)

Balance as of April 19, 2014	$275,658	$4,477	$280,135

The beginning segment goodwill balances have been recasted by $2.6 million for a plant changed from the warehouse segment to the DSD segment.

As of April 19, 2014 and December 28, 2013, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 19, 2014			December 28, 2013
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$12,447	$59,280	$71,727	$11,697	$60,030
Customer relationships	169,921	35,289	134,632	169,921	32,688	137,233
Non-compete agreements	4,274	2,935	1,339	4,274	2,751	1,523
Distributor relationships	4,123	1,284	2,839	4,123	1,199	2,924
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$53,005	$198,090	$251,095	$49,385	$201,710

Aggregate amortization expense for the sixteen weeks ending April 19, 2014 and April 20, 2013 was $3.6 million and $3.4 million, respectively.

There are $455.0 million of indefinite life intangible assets at April 19, 2014 and December 28, 2013. These are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2014	$8,103
2015	$11,478
2016	$11,052
2017	$10,580
2018	$10,432

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,550 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At April 19, 2014 and December 28, 2013, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	April 19, 2014	December 28, 2013
Distributor notes receivable	$169,157	$161,560
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	19,228	18,715

Long-term portion of distributor notes receivable	$149,929	$142,845

At April 19, 2014 and December 28, 2013, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

During the sixteen weeks ending April 19, 2014 and April 20, 2013, $6.0 million and $4.3 million, respectively, were recorded as interest income relating to the distributor notes.

The fair value of the company’s variable rate debt at April 19, 2014 approximates the recorded value. The fair value of the company’s ten-year 4.375% Senior Notes (the “notes”) issued on April 3, 2012 is approximately $411.9 million while the carrying value is $399.2 million, as discussed in Note 8, Debt and Other Obligations, on April 19, 2014. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of April 19, 2014, the company’s hedge portfolio contained commodity derivatives with a net fair value of $14.9 million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$13.1	$1.1	$—	$14.2
Other long-term	1.3	—	—	1.3

Total	14.4	1.1	—	15.5

Liabilities:
Other current	(0.4)	—	—	(0.4)
Other long-term	—	(0.2)	—	(0.2)

Total	(0.4)	(0.2)	—	(0.6)

Net Fair Value	$14.0	$0.9	$—	$14.9

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2015 (an immaterial amount extends into fiscal 2016). These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at April 19, 2014 and December 28, 2013 qualified for hedge accounting, except for certain immaterial weather derivatives in fiscal 2013.

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

The interest rate swap agreements result in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amount. The interest rate differential to be paid or received was recorded as interest expense. These swap transactions are designated as cash-flow hedges. Accordingly, the effective portion of changes in the fair value of the swaps was recorded each period in other comprehensive income. Any ineffective portions of changes in fair value are recorded to current period earnings in selling, distribution and administrative expenses. There were no interest rate swaps outstanding on April 19, 2014 and December 28, 2013 because the underlying instrument was paid in full during fiscal 2013.

During the sixteen weeks ended April 20, 2013, interest expense of $0.5 million was recognized due to periodic settlements of the swap agreements.

The company has the following derivative instruments located on the consolidated balance sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives	April 19, 2014		December 28, 2013		April 19, 2014		December 28, 2013
designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Commodity contracts	Other current assets	14,170	Other current assets	162	Other current liabilities	405	Other current liabilities	10,625
Commodity contracts	Other long term assets	1,296	Other long term assets	—	Other long term liabilities	189	Other long term liabilities	1,095

Total		$15,466		$162		$594		$11,720

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (“OCI”) and the Condensed consolidated income statement (amounts in thousands and net of tax):

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)
	For the sixteen weeks ended			For the sixteen weeks ended
	April 19, 2014	April 20, 2013		April 19, 2014	April 20, 2013
Interest rate contracts	$47	$(296)	Interest expense	$—	$334
Commodity contracts	15,302	(8,325)	Production costs(1)	3,024	673

Total	$15,349	$(8,621)		$3,024	$1,007

(1)	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive income (loss) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire in the next four years are as follows (amounts in millions and net of tax) at April 19, 2014:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(0.9)	$(1.2)	$(2.1)
Expiring in 2014	7.8	—	7.8
Expiring in 2015	1.3	—	1.3

Total	$8.2	$(1.2)	$7.0

As of April 19, 2014, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedge Relationships	Notional amount (millions)
Wheat contracts	$111.0
Soybean oil contracts	20.1
Natural gas contracts	14.8

Total	$145.9

The company’s derivative instruments contain no credit-risk-related contingent features at April 19, 2014. As of April 19, 2014 and December 28, 2013, the company had $1.0 million and $16.9 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at April 19, 2014 and December 28, 2013 (amounts in thousands):

	April 19, 2014	December 28,2013
Unsecured credit facility	$20,700	$44,200
Unsecured new term loan	288,750	296,250
4.375% senior notes due 2022	399,236	399,207
Accounts receivable securtization	100,000	150,000
Capital lease obligations	14,564	15,649
Other notes payable	18,475	18,444

	841,725	923,750
Current maturities of long-term debt and capital lease obligations	30,737	31,272

Total long-term debt and capital lease obligations	$810,988	$892,478

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of April 19, 2014 and December 28, 2013, the bank overdraft balance was $14.6 million and $16.3 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.4 million and $15.5 million at April 19, 2014 and December 28, 2013, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 19, 2014 and December 28, 2013, the company had $100.0 million and $150.0 million, respectively, outstanding under the facility. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

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

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million to partially finance the pending acquisition of the Acquired Hostess Bread Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 4, Acquisitions. On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

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

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.95% for base rate loans and from 0.95% to 1.95% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.3 million in connection with the February 14, 2014 amendment of the credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the credit facility.

There were $20.7 million and $44.2 million in outstanding borrowings under the credit facility at April 19, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the sixteen weeks ended April 19, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the sixteen weeks ended April 19, 2014, the company borrowed $356.3 million in revolving borrowings under the credit facility and repaid $379.8 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On April 19, 2014, the company had $463.9 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of April 19, 2014, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2014	$22,601
2015	132,735
2016	72,632
2017	120,085
2018	88,207
2019	7,888
2020 and thereafter	400,000

Total	$844,148

9. VARIABLE INTEREST ENTITY

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a variable interest entity (“VIE”), but the company has determined it is not the primary beneficiary.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 19, 2014 and December 28, 2013, there was $14.4 million and $15.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) who deliver our products in the DSD segment qualify as VIEs. The company typically finances the ID’s route acquisition and also enters into a contract with the ID to sell product at a fixed discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 19, 2014 and April 20, 2013 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Net income	$61,066	$112,026

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,131	207,167

Basic earnings per common share	$0.29	$0.54

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,131	207,167
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock, and deferred stock	3,675	3,748

Diluted weighted average shares outstanding for common stock	212,806	210,915

Diluted earnings per common share	$0.29	$0.53

There were no anti-dilutive shares outstanding at April 19, 2014 or April 20, 2013.

12. STOCK BASED COMPENSATION

Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), authorizes the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock, and units and deferred stock. The company’s officers, key employees, and non-employee directors (whose grants are generally approved by the full Board of Directors) are eligible to receive awards under the EPIP. The aggregate number of shares that originally could be issued or transferred under the EPIP was 41,906,250 shares. Over the life of the EPIP, the company has only issued options, restricted stock, and deferred stock. The following is a summary of stock options, restricted stock (including performance-contingent restricted stock), and deferred stock outstanding under the EPIP. Information relating to the company’s stock appreciation rights which are not issued under the EPIP is also disclosed below.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on April 19, 2014.

The stock option activity for the sixteen weeks ended April 19, 2014 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2013	8,112	$10.89
Exercised	(470)	$10.81

Outstanding at April 19, 2014	7,642	$10.90	2.67	$71,408

Exercisable at April 19, 2014	7,642	$10.90	2.67	$71,408

As of April 19, 2014, compensation expense related to vested stock options was fully amortized. The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 19, 2014 and April 20, 2013 were as follows (amounts in thousands):

	April 19, 2014	April 20, 2013
Cash received from option exercises	$5,083	$146
Cash tax windfall, net	$1,333	$29
Intrinsic value of stock options exercised	$4,627	$109

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent, that on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014. The 2013 and 2014 awards (granted during the first quarter of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date, the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee is treated as a normal shareholder with respect to voting rights. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2014	January 1, 2013
Shares granted	366	414
Vesting date	3/1/2016	3/1/2015
Fair value per share	$23.97	$17.22

As of April 19, 2014, there was $10.0 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. These grants normally vest in two years from the grant date.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014. The 2013 and 2014 awards (granted during the first quarter of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted “cost of capital” (“WACC”) between 1.75% to 4.75% (the “ROI Target”) over the two fiscal year performance period. If the ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75%;

•	ROIC above WACC by 1.75% pays 50% of ROI Target; or

•	ROIC above WACC by 3.75% pays 100% of ROI Target; or

•	ROIC above WACC by 4.75% pays 125% of ROIC Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date, the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. Dividends declared during the vesting period will accrue and will be paid at vesting for the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2012 award actual attainment was 125%.The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2014	January 1, 2013
Shares granted	366	414
Vesting date	3/1/2016	3/1/2015
Fair value per share	$21.47	$15.51

As of April 19, 2014, there was $9.0 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. These grants normally vest in two years.

Performance-Contingent Restricted Stock

In connection with the vesting of the performance-contingent restricted stock granted in July 2012, during the sixteen weeks ended April 19, 2014, an additional 193,756 common shares were issued in the aggregate for this grant because the company exceeded the S&P TSR by 195% of the target grant (“TSR modifier”). An additional 50,939 common shares were issued in the aggregate for this grant because the company exceeded the ROIC by the maximum at 125% (“ROIC modifier”). At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.7 million.

The company’s performance-contingent restricted stock activity during the quarter ended April 19, 2014, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2013	1,229	$15.88
Initial grant at target	732	$22.72
Incremental shares issued for the ROIC modifier	51	$14.37
Incremental shares issued for the TSR modifier	194	$15.45
Vested	(653)	$14.86
Forfeited	(22)	$19.76

Nonvested at April 19, 2014	1,531	$19.35

As of April 19, 2014, there was $19.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of shares vested during the period ended April 19, 2014 was $13.6 million.

Deferred and Restricted Stock

Pursuant to the EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the first quarter of fiscal 2014, an aggregate of 36,425 shares were converted. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During fiscal 2014, a total of 18,330 deferred shares were exercised for retainer conversions.

Pursuant to the EPIP non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2013, non-employee directors were granted an aggregate of 54,150 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2014, there were no deferred share awards exercised for annual grant awards.

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

The deferred stock activity for the sixteen weeks ended April 19, 2014 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 28, 2013	177	$18.92
Deferred stock granted	36	$19.69
Deferred stock vested	(28)	$11.35

Nonvested at April 19, 2014	185	$20.20	2.23	$3,747

Shares issued during the quarter ended April 19, 2014	18	$12.51		$403

As of April 19, 2014, there was $1.9 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 2.23 years. There was a tax windfall of $0.1 million on the exercise of deferred share awards during the sixteen weeks ended April 19, 2014.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at April 19, 2014 and December 28, 2013 was $1.8 million and $2.0 million, respectively, and is recorded in other long-term liabilities.

The fair value of the rights at April 19, 2014 ranged from $11.68 to $14.10. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at April 19, 2014: dividend yield 2.1%; expected volatility 23.0%; risk-free interest rate 0.11% and expected life of 0.35 years to 1.05 years.

The rights activity for the sixteen weeks ended April 19, 2014 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Aggregate Liability
Outstanding at December 28, 2013	141	$7.26
Rights exercised	—	—

Outstanding at April 19, 2014	141	$7.26	$1,849

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 19, 2014 and April 20, 2013 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Stock options	$197	$636
Performance-contingent restricted stock awards	4,757	3,794
Deferred and restricted stock	662	454
Stock appreciation rights	(133)	1,191

Total stock based compensation	$5,483	$6,075

13. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 19, 2014 as compared to accounts at December 28, 2013 (amounts in thousands):

	April 19, 2014	December 28, 2013
Current benefit liability	$1,301	$1,301
Noncurrent benefit liability	$35,454	$44,226
Accumulated other comprehensive loss, net of tax	$50,933	$51,099

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of April 19, 2014, the assets of the plans included marketable equity securities, mutual funds, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the sixteen weeks ended April 19, 2014 the company contributed $5.0 million to qualified pension plans. We expect to contribute an additional $7.8 million during the remainder of fiscal 2014 to our qualified pension plans.

The net periodic pension (benefit) cost, recognized in selling, distribution and administrative expenses, for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Service cost	$197	$218
Interest cost	6,593	6,181
Expected return on plan assets	(10,405)	(8,825)
Amortization of net loss	592	1,901

Total net periodic benefit	$(3,023)	$(525)

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

The net periodic postretirement benefit (income) cost, recognized in selling, distribution and administrative expenses, for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Service cost	$116	$105
Interest cost	137	117
Amortization of net (gain) loss	(178)	(246)
Amortization of prior service (credit) cost	(144)	(79)

Total net periodic benefit	$(69)	$(103)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 19, 2014 and April 20, 2013, the total cost and employer contributions were $8.4 million and $7.5 million, respectively.

The company acquired Lepage Bakeries, Inc. in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan was merged into the Flowers Foods 401(k) Retirement Savings Plan on December 31, 2013.

14. INCOME TAXES

The company’s effective tax rate for the first quarter of fiscal 2014 was 35.7%, significantly higher than the rate of 23.0% for the first quarter of 2013. The prior year’s rate was driven down by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The prior year gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 12%. For the current quarter, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the first quarter of 2014, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD segment produces fresh and frozen packaged bread, rolls, and snack products and the warehouse segment produces frozen bread and rolls and snack products. During the sixteen weeks ended April 19, 2014, we reclassified a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments (including recasting the prior year for the reclassified bakery) is as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
SALES:
DSD segment	$983,140	$943,378
Warehouse segment	232,946	250,669
Eliminations: Sales from warehouse segment to DSD segment	(42,151)	(42,621)
Sales from DSD segment to warehouse segment	(14,175)	(20,616)

	$1,159,760	$1,130,810

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
DEPRECIATION AND AMORTIZATION:
DSD segment	$34,784	$29,152
Warehouse segment	4,656	4,858
Other(1)	(148)	179

	$39,292	$34,189

INCOME (LOSS) FROM OPERATIONS:
DSD segment	$96,782	$151,496
Warehouse segment	14,109	18,403
Other(1)	(12,690)	(19,944)

	$98,201	$149,955

NET INTEREST EXPENSE	$(3,172)	$(4,555)

INCOME BEFORE INCOME TAXES	$95,029	$145,400

The assets by segment as of April 19, 2014 and December 28, 2013 were as follows (amounts in thousands):

	As of
	April 19, 2014	December 28, 2013
Assets:
DSD segment	$2,162,899	$2,163,606
Warehouse segment	218,272	216,194
Other(2)	95,960	124,214

	$2,477,131	$2,504,014

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Sixteen Weeks Ended April 19, 2014			For the Sixteen Weeks Ended April 20, 2013
	DSD	Warehouse Delivery	Total	DSD	Warehouse Delivery	Total
Branded Retail	$606,986	$40,357	$647,343	$564,739	$46,299	$611,038
Store Branded Retail	147,787	42,070	189,857	144,850	48,727	193,577
Non-retail and Other	214,192	108,368	322,560	213,173	113,022	326,195

Total	$968,965	$190,795	$1,159,760	$922,762	$208,048	$1,130,810

16. ASSETS HELD FOR SALE

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates their relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale ” while the company actively seeks another distributor to purchase the territory. At April 19, 2014 and December 28, 2013, territories recorded as assets held for sale were $23.5 million and $26.6 million, respectively. The carrying value of each territory is recorded as an asset held for sale, is not amortized, and is evaluated for impairment as required.

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

The company is also selling certain plants and depots from the Acquired Hostess Bread Assets purchased in July 2013. These assets were originally recorded as held and used in the purchase price allocation in Note 4, Acquisitions, above. Subsequent to the acquisition, we have determined that certain of the acquired plants and depots do not meet our long-term strategy. As a result, we are in the process of selling them. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. Together these assets were $38.1 million and $28.2 million at April 19, 2014 and December 28, 2013, respectively and are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale”.

17. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 19, 2014, the date of these financial statements. We believe there were no events or transactions discovered during this evaluation period that requires recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 19, 2014 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the two comparative quarters presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•	Hostess asset purchases — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began the re-introduction of certain of the Acquired Hostess Bread brands in our third quarter of fiscal 2013. We have not completed our assessment of the plants and depots, but we have determined that we intend to sell certain plants and depots that do not fit into our long-term operating strategy. Several of these plants and depots have already been sold but the remainder are classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We expect these sales to continue throughout fiscal 2014 and into fiscal 2015. Also, we recorded carrying costs, including depreciation, associated with all of the acquired plants and depots of approximately $6.8 million during the sixteen weeks ended April 19, 2014 in our Condensed Consolidated Statements of Income.

•	Opening of the Henderson, Nevada plant — During the fourth quarter of fiscal 2013, we opened the bread line at a plant that was acquired as a part of the Acquired Hostess Bread Assets. This plant increased our capacity for the California market.

•	Opening of the Modesto, California bread line — During the first quarter of fiscal 2014, we added a bread line at a plant we acquired in fiscal 2013 that originally produced only buns. This new line increases our capacity for the California market.

•	Opening of the Knoxville, Tennessee plant — During the second quarter of fiscal 2014, we opened another plant that was acquired as a part of the Acquired Hostess Bread Assets. This plant operates a single bread line and increases our capacity in Tennessee, Kentucky, and Ohio.

•	Amendment to the Credit Facility and Term Loan — On February 14, 2014, we announced that we amended our existing senior unsecured revolving loan facility previously amended and restated on May 20, 2011 and the term loan agreement dated April 5, 2013. The amendment to the senior unsecured revolving loan facility reduced the applicable interest rate and extended the maturity date to February 14, 2019. The amendment to the term loan agreement reduced the applicable interest rate.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 46 bakery subsidiaries in 16 states that produce a wide range of breads, buns, rolls, and snack cakes. These products are marketed fresh to more than 79% of the U.S. population or are sold fresh and frozen nationally.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. Direct Store Delivery (“DSD”) segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. As of December 28, 2013, the DSD segment reached 79% of the U.S. population with fresh bakery foods. The warehouse segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD segment or warehouse segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to develop efficient production processes, use technology effectively, provide consistently excellent quality, and offer a good working environment for team members. In the first quarter of fiscal 2014 we had capital expenditures of $23.6 million.

Consumers and our product portfolio

The company recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and outside resources are engaged to stay current on changing taste, flavor, texture, and shape trends in bakery products and food in general. Our marketing, quality assurance, and research and development teams collaborate regularly as new products are considered, developed, tested, and introduced.

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

On July 19, 2013 the company completed the acquisition of the Acquired Hostess Bread Assets. In September 2013, the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess ceased operations in November 2012, were reintroduced into the market by the company. The brands were returned to markets where they were available before the company acquired the brands within our DSD market in the East, South, Southwest, and California. The acquired Nature’s Pride brand has not been reintroduced to the market and we are still considering the future of this brand.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced under several brands, such as Blue Bird and Mrs. Freshley’s. On May 20, 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes. The Tastykake brand adds an iconic snack cake brand to our brand portfolio. Since the acquisition of Tasty, we have expanded the distribution of the Tastykake products into our core markets. We expect to continue to expand the Tastykake brand into any additional markets we enter over the next several years.

In 2014 we expect to re-brand the Cobblestone Mill brand to the Cobblestone Bread Company brand. We expect to have twelve core items and regional favorites at introduction. This brand will include restaurant and sandwich shop inspired breads and rolls. We intend to make a full market roll-out in mid-2014.

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

The company is also committed to maintaining a collaborative, in-house information technology team that meets all of our bakeries’ needs and maximizes efficiencies. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the first quarter of fiscal 2014 increased 2.6% from the first quarter of fiscal 2013. This increase was primarily due to positive pricing and mix and increases due to the Acquired Hostess Bread brands and the Sara Lee California acquisition, both acquired in fiscal 2013, which were partially offset by volume declines largely in the warehouse segment.

While we expect sales to grow, we cannot guarantee the level of such growth considering the current economic environment and competitive landscape in the baking industry. The baking industry will continue to see market fluctuations in the near-term as companies compete for market position in the wake of the Hostess liquidation.

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

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Annual Report on Form 10-K for the fiscal year ended

December 28, 2013, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed for the year ended December 28, 2013.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 19, 2014 and April 20, 2013, are set forth below (dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 19, 2014	April 20, 2013	April 19, 2014	April 20, 2013	Dollars	%
Sales
DSD segment	$968,965	$922,762	83.5	81.6	$46,203	5.0
Warehouse segment	190,795	208,048	16.5	18.4	(17,253)	(8.3)

Total	$1,159,760	$1,130,810	100.0	100.0	$28,950	2.6

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment (1)	$452,911	$430,355	46.7	46.6	$22,556	5.2
Warehouse segment(1)	142,966	154,943	74.9	74.5	(11,977)	(7.7)

Total	$595,877	$585,298	51.4	51.8	$10,579	1.8

Selling, distribution and administrative expenses
DSD segment (1)	$384,488	$361,830	39.7	39.2	$22,658	6.3
Warehouse segment(1)	29,064	29,844	15.2	14.3	(780)	(2.6)
Corporate(2)	12,838	19,765	—	—	(6,927)	(35.0)

Total	$426,390	$411,439	36.8	36.4	$14,951	3.6

Depreciation and Amortization
DSD segment (1)	$34,784	$29,152	3.6	3.2	$5,632	19.3
Warehouse segment(1)	4,656	4,858	2.4	2.3	(202)	(4.2)
Corporate(2)	(148)	179	—	—	(327)	NM

Total	$39,292	$34,189	3.4	3.0	$5,103	14.9

Gain on acquisition
DSD segment (1)	$—	$50,071	—	5.4	$(50,071)	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$50,071	—	4.4	$(50,071)	NM

Income from operations
DSD segment (1)	$96,782	$151,496	10.0	16.4	$(54,714)	(36.1)
Warehouse segment(1)	14,109	18,403	7.4	8.8	(4,294)	(23.3)
Corporate(2)	(12,690)	(19,944)	—	—	7,254	36.4

Total	$98,201	$149,955	8.5	13.3	$(51,754)	(34.5)

Interest expense, net	$3,172	$4,555	0.3	0.4	$(1,383)	(30.4)
Income taxes	$33,963	$33,374	2.9	3.0	$589	1.8

Net income	$61,066	$112,026	5.3	9.9	$(50,960)	(45.5)

(1)	As a percentage of revenue within the reporting segment
(2)	The corporate segment has no revenues
NM.	Not meaningful

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 19, 2014 COMPARED TO SIXTEEN WEEKS ENDED APRIL 20, 2013

Consolidated Sales.

	For the Sixteen Weeks Ended April 19, 2014		For the Sixteen Weeks Ended April 20, 2013
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase (Decrease)
Branded Retail	$647,343	55.8%	$611,038	54.0%	5.9%
Store Branded Retail	189,857	16.4	193,577	17.1	(1.9)%
Non-retail and Other	322,560	27.8	326,195	28.9	(1.1)%

Total	$1,159,760	100.0%	$1,130,810	100.0%	2.6%

The 2.6% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.9%
Volume	(1.5)%
Acquisition	1.2%

Total percentage change in sales	2.6%

Sales category discussion

Overall, the favorable pricing/mix was due to pricing actions in certain categories and a favorable mix shift in branded bread and rolls. Overall, volume declines were driven by decreases in our cake business. The increase in branded retail sales was due primarily to volume increases resulting from the Acquired Hostess Bread Assets, continued market expansions and the Sara Lee California acquisition, partially offset by volume declines in branded cake. The decrease in store branded retail sales was due primarily to volume decreases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume decreases in vending and institutional sales, partially offset by increases in foodservice.

Direct-Store-Delivery Segment Sales.

	For the Sixteen Weeks Ended April 19, 2014		For the Sixteen Weeks Ended April 20, 2013
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase
Branded Retail	$606,986	62.6%	$564,739	61.2%	7.5%
Store Branded Retail	147,787	15.3	144,850	15.7	2.0%
Non-retail and Other	214,192	22.1	213,173	23.1	0.5%

Total	$968,965	100.0%	$922,762	100.0%	5.0%

The 5.0% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	1.3%
Volume	2.2%
Acquisition	1.5%

Total percentage change in sales	5.0%

Sales category discussion

Overall, sales increased due to volume increases resulting from the Acquired Hostess Bread Assets, new market expansion and, to a lesser extent, the Sara Lee California acquisition. The increase in branded retail sales was due primarily to significant volume increases and, to a lesser extent, the Sara Lee California acquisition. Increases in brand soft variety due to volume and price increases and white bread due to volume increases contributed the most growth. These increases were partially offset by decreases in branded cake. The increase in store branded retail was due to positive net price/mix in store brand white bread and buns, partially offset by volume decreases in store brand variety bread. The increase in non-retail and other sales was due to volume increases in fast food and foodservice, partially offset by volume decreases in institutional sales.

Warehouse Segment Sales.

	For the Sixteen Weeks Ended April 19, 2014		For the Sixteen Weeks Ended April 20, 2013
	$	%	$	%	% Decrease
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$40,357	21.2%	$46,299	22.3%	(12.8)%
Store Branded Retail	42,070	22.0	48,727	23.4	(13.7)%
Non-retail and Other	108,368	56.8	113,022	54.3	(4.1)%

Total	$190,795	100.0%	$208,048	100.0%	(8.3)%

The 8.3% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	2.6%
Volume	(10.9)

Total percentage change in sales	(8.3)%

Sales category discussion

Overall, the positive net price/mix was driven by favorable mix. Overall, the volume decrease was driven by declines in the branded cake, store brand cake and vending categories. The decrease in branded retail was primarily the result of decreased branded snack cake volume, partially offset by price/mix increases. The decrease in store branded retail was due to volume decreases in store branded cake, partially offset by price/mix increases. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to vending volume decreases and price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	(Decrease) as a % of sales
Ingredients	25.8%	27.3%	(1.5)%
Workforce-related costs	13.3	12.9	0.4
Packaging	4.6	4.6	—
Utilities	1.7	1.4	0.3
Other	6.0	5.6	0.4

Total	51.4%	51.8%	(0.4)%

Overall, the decrease was attributable to significantly lower ingredient costs as a percent of sales, partially offset by the carrying costs associated with the acquired Hostess facilities of $4.0 million and lower production volumes for the warehouse segment. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils, cocoa and flour, partially offset by higher gluten prices. Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount, lower sales for the warehouse segment and the Hostess facility carrying costs. Utility costs as a percent of sales increased mainly due to the acquired Hostess facilities and increases in oven fuel costs as a percent of sales. The increase in the other line item is primarily driven by higher costs from the acquired Hostess facilities and lower manufacturing efficiencies.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	(Decrease) as a % of sales
Ingredients	23.4%	24.3%	(0.9)%
Workforce-related costs	11.7	11.3	0.4
Packaging	3.4	3.4	—
Utilities	1.6	1.4	0.2
Other	6.6	6.2	0.4

Total	46.7%	46.6%	0.1%

The DSD segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on sweeteners and oil, and to a lesser extent flour, partially offset by decreases in sales of outside purchased products (sales of produced product as opposed to sales of product purchased outside) and higher gluten prices. Workforce-related costs increased as a percent of sales primarily due to increased headcount from opening new bread lines at the Henderson, Nevada and Modesto, California plants. Utilities costs increased as a percentage of sales due to aquired Hostess facility carrying costs and increases in oven fuel. The remaining increases are due to lower manufacturing efficiencies and scrap increases.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	(Decrease) as a % of sales
Ingredients	37.9%	40.3%	(2.4)%
Workforce-related costs	21.7	19.9	1.8
Packaging	10.7	9.8	0.9
Utilities	1.8	1.6	0.2
Other	2.8	2.9	(0.1)

Total	74.9%	74.5%	0.4%

The warehouse segment’s decrease in ingredients as a percent of sales was primarily attributed to lower volume, lower ingredient pricing and increases in sales of outside purchased products (sales with no associated ingredient costs) that are included in the other line item component in the above table. The decreases in volume increased workforce-related costs as a percent of sales. The increase in packaging was due primarily to price increases which were partially offset the volume decreases.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	(Decrease) as a % of sales
Workforce-related costs	17.7%	17.8%	(0.1)%
Distributor distribution fees	13.5	12.4	1.1
Other	5.6	6.2	(0.6)

Total	36.8%	36.4%	0.4%

The distributor distribution fees increased due to the continued conversion of the Lepage Bakeries, Inc. and California routes to independent distributors. These increases were not completely offset by a decline in workforce-related costs due to ongoing costs associated with market expansions, the Lepage Bakeries, Inc. (“Lepage”) integration. Prior year acquisition-related costs of $4.6 million caused the decline in the other line item component.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	(Decrease) as a % of sales
Workforce-related costs	18.1%	18.3%	(0.2)%
Distributor distribution fees	16.1	15.2	0.9
Other	5.5	5.7	(0.2)

Total	39.7%	39.2%	0.5%

The decrease in workforce-related costs was attributable to the conversion to independent distributors for Lepage products, partially offset by higher costs associated with new markets and the continuing Lepage integration. The distributor distribution fees increased due to the continued conversion to independent distributors.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 19, 2014 % of sales	April 20, 2013 % of sales	as a % of sales
Workforce-related costs	8.9%	8.6%	0.3%
Freezer storage/rent	1.9	1.7	0.2
Distribution costs	0.8	0.8	—
Other	3.6	3.2	0.4

Total	15.2%	14.3%	0.9%

Lower sales that spread fixed costs over a smaller sales base drove the overall increase in selling, distribution and administrative expenses as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased due primarily to the Acquired Hostess Bread Assets and the acquisition of certain assets related to a bun line in Modesto, California and their newly opened bread line.

The DSD segment’s depreciation and amortization expense increased primarily due to the Acquired Hostess Bread Assets and the Modesto, California facility.

The warehouse segment’s depreciation and amortization expense decreased primarily due to assets becoming fully depreciated subsequent to the first quarter of fiscal 2013.

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

Income From Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Increase (Decrease) Percentage
DSD segment	(36.1)%
Warehouse segment	(23.3)
Unallocated corporate	36.4
Consolidated	(34.5)%

The decrease in the DSD segment income from operations was primarily attributable to the prior year gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 33.1% of the DSD segment operating income in the first quarter of fiscal 2013. Excluding the gain on acquisition, the decrease was 4.6% which was driven by higher selling, distribution and administrative expenses described above. The decrease in the warehouse segment income from operations was primarily due to sales declines, partially offset by lower ingredient costs. The decrease in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Bread Assets and the Sara Lee California acquisition and higher pension income during the first quarter this year compared to the first quarter last year.

Net Interest Expense. The change was related to higher interest income related to the increase in distributor notes receivable outstanding, partially offset by higher amounts outstanding under the company’s debt arrangements which increased interest expense.

Income Taxes. The company’s effective tax rate for the first quarter of fiscal 2014 was 35.7%, significantly higher than the rate of 23.0% for the first quarter of 2013. The prior year’s rate was driven down by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The prior year gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 12%. For the current quarter, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the first quarter of 2014, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

Cash Flows

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 11, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended December 28, 2013 for detailed financial information regarding the company’s lease arrangements.

Flowers’ cash and cash equivalents were $8.8 million at April 19, 2014 as compared to $8.5 million at December 28, 2013. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash flow component	April 19, 2014	April 20, 2013	Change
Cash flows provided by operating activities	$121,821	$86,829	$34,992
Cash disbursed for investing activities	(13,899)	(92,320)	78,421
Cash (disbursed for) provided by financing activities	(107,651)	6,462	(114,113)

Total change in cash	$271	$971	$(700)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013	Change
Depreciation and amortization	$39,292	$34,189	$5,103
Gain on acquisition	—	(50,071)	50,071
Stock-based compensation	5,483	6,075	(592)
Loss reclassified from accumulated other comprehensive income to net income	4,917	1,095	3,822
Deferred income taxes	4,434	(3,140)	7,574
Provision for inventory obsolescence	656	398	258
Bad debt expense (allowance for accounts receivable)	1,020	1,998	(978)
Pension and postretirement plans (income) expense	(3,092)	(628)	(2,464)
Other non-cash	(761)	(1,478)	717

Net non-cash adjustment to net income	$51,949	$(11,562)	$63,511

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013	Change
Changes in accounts receivable, net	$(22,801)	$(12,769)	$(10,032)
Changes in inventories, net	3,374	(4,324)	7,698
Changes in hedging activities, net	23,673	(19,209)	42,882
Changes in other assets, net	8,933	4,829	4,104
Changes in accounts payable, net	5,784	1,523	4,261
Changes in other accrued liabilities, net	(5,128)	16,799	(21,927)
Pension contributions	(5,029)	(484)	(4,545)

Net changes in working capital and pension contributions	$8,806	$(13,635)	$22,441

The change in depreciation and amortization was primarily due to the Acquired Hostess Bread Assets. Depreciation and amortization increased $2.8 million for these assets. The change in stock-based compensation was primarily because the stock appreciation rights had expense of $1.2 million in the first quarter of fiscal 2013 and income of $0.1 million during the first quarter of fiscal 2014. The bad debt expense decreased because of write-downs for a specific customer that occurred in the first quarter of fiscal 2013. The pension and postretirement plan income increased from fiscal 2013 to fiscal 2014 due to the performance of the plan’s assets during fiscal 2013. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2013. As of April 19, 2014 and December 28, 2013, the company had $1.0 million and $16.9 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

During 2014, in addition to the $5.0 million contributed in the first quarter, the company expects to contribute $7.8 million to our qualified pension plans and expects to pay an additional $0.3 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2014, the company paid $24.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $23.7 million during the first quarter of 2013 for the performance-based cash bonus program earned during fiscal 2012.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 19, 2014 and April 20, 2013 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013	Change
Purchase of property, plant, and equipment	$(23,580)	$(22,558)	$(1,022)
Repurchase of distributor territories	(8,472)	(16,841)	8,369
Principal payments from notes receivable	6,725	6,336	389
Contingently refundable consideration	7,500	—	7,500
Acquisition of businesses, net of cash acquired	—	(49,950)	49,950
Proceeds from sales of distribution territories	—	7,570	(7,570)
Deposit paid for potential acquisition	—	(18,000)	18,000
Proceeds from sale of property, plant and equipment	3,928	1,123	2,805

Net cash disbursed for investing activities	$(13,899)	$(92,320)	$78,421

Net cash disbursed for investing activities included the Sara Lee California acquisition of $50.0 million in the first quarter of fiscal 2013. In contrast, there were no acquisitions or acquisition-related costs during the first quarter of fiscal 2014. Capital expenditures for the DSD and warehouse segments were $21.5 million and $1.0 million, respectively. The company currently estimates capital expenditures of approximately $95.0 million to $100.0 million on a consolidated basis during fiscal 2014. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory roll-out in the first quarter of fiscal 2013.

Cash Flows Disbursed for/ Provided by Financing Activities. The table below presents net cash changes from financing activities for the sixteen weeks ended April 19, 2014 and April 20, 2013, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 19, 2014	April 20, 2013	Change
Dividends paid	$(23,956)	$(22,503)	$(1,453)
Exercise of stock options, including windfall tax benefit	9,261	2,383	6,878
Payment of debt issuance costs and financing fees	(564)	(1,270)	706
Stock repurchases	(9,459)	(3,790)	(5,669)
Change in bank overdrafts	(1,770)	(488)	(1,282)
Net debt and capital lease obligations changes	(81,163)	32,130	(113,293)

Net cash (disbursed for) provided by financing activities	$(107,651)	$6,462	$(114,113)

Our annual dividend payout rate increased 5.4% from fiscal 2012 to fiscal 2013. The compound annual growth rate for our dividend payout rate from fiscal 2009 to fiscal 2013 was 11.0%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of April 19, 2014 there were nonqualified stock option grants of 7,641,815 shares that were exercisable. These have a remaining contractual life of approximately 2.67 years and a weighted average exercise price of $10.90 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees increased because we incurred fees of $0.6 million for amending the unsecured credit facility and new term loan on February 14, 2014. The change in bank overdraft was a function of our cash receipts at the end of our fiscal 2013. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations decreased primarily because we made payments on our new term loan and unsecured credit facility. At this time we do not anticipate an issue with meeting this obligation.

The credit facility is variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change. Therefore, draw downs on the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Condensed Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of April 19, 2014 and December 28, 2013, the company had $100.0 million and $150.0 million, respectively, outstanding under the facility. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

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

New Term Loan. On April 5, 2013, the company entered into a senior unsecured delayed-draw term facility (the “new term loan”) with a commitment of up to $300.0 million to partially finance the pending acquisition of the Acquired Hostess Bread Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 4, Acquisitions. On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

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

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

The face value of the notes is $400.0 million and the current discount on the notes is $0.8 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 19, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.40%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.95% for base rate loans and from 0.95% to 1.95% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.30% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.3 million in connection with the February 14, 2014 amendment of the credit facility, which, in addition to the remaining balance of the original $1.6 million in financing costs, is being amortized over the life of the credit facility.

There were $20.7 million and $44.2 million in outstanding borrowings under the credit facility at April 19, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the sixteen weeks ended April 19, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the sixteen weeks ended April 19, 2014, the company borrowed $356.3 million in revolving borrowings under the credit facility and repaid $379.8 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On April 19, 2014, the company had $463.9 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Uses of Cash

On February 14, 2014, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock that was paid on March 14, 2014 to shareholders of record on February 28, 2014. This dividend payment was $23.5 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2014, 464,610 shares, at a cost of $9.5 million of the company’s common stock were purchased under the plan. From the inception of the plan through April 19, 2014, 59.0 million shares, at a cost of $467.8 million, have been purchased.

During the first quarter of fiscal 2014, the company paid $24.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the first quarter of fiscal 2014, the company contributed $5.0 million to our qualified pension plans. We expect to contribute an additional $7.8 million to these plans during the remainder of fiscal 2014.

Accounting Pronouncements Not Yet Adopted

We have reviewed other recently issued accounting pronouncements and conclude that none are applicable to our business or that no material effect is expected as a result of future adoption.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 19, 2014, the company’s hedge portfolio contained commodity derivatives with a fair value of $14.9 million. Of this fair value, $14.0 million is based on quoted market prices and $0.9 million is based on models and other valuation methods. Approximately $12.8 million of this fair value relates to instruments that will be utilized in fiscal 2014, $2.1 million will be utilized in fiscal 2015 and an immaterial amount relates to instruments that will be utilized in 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 19, 2014, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $15.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective as of April 19, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 19, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 28, 2013 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first quarter of fiscal 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2014 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
December 29, 2013 — January 25, 2014	—	—	—	8,959
January 26, 2014 — February 22, 2014	235	$20.80	235	8,724
February 23, 2014 — March 22, 2014	230	$19.91	230	8,494
March 23, 2014 — April 19, 2014	—	—	—	8,494

Total	465	$20.36	465

ITEM 6.	EXHIBITS

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
Name: Karyl H. Lauder
Title: Senior Vice President and Chief Accounting Officer

Date: May 15, 2014

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.4	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.5	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended on May 30, 2008 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Quarterly Report on Form 10-Q, dated June 4, 2009, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 99 to Flowers Foods’ Current Report on Form 8-K dated November 18, 2008, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).

4.4	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.5	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.6	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.7	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

Exhibit No		Name of Exhibit

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.5	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.6	—	First Amendment to Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.7	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).

10.8+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.9+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.10+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.11+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.12+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.13+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.14+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.15+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.16+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.17+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

Exhibit No		Name of Exhibit

10.18+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.19+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

10.20+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 19, 2014.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement