Form 10-Q
period 2014-07-12
FLOWERS FOODS INC
filed 2014-08-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 6, 2014
Common Stock, $.01 par value	209,544,058

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	July 12, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,532	$8,530

Accounts and notes receivable, net of allowances of $1,942 and $1,598, respectively	261,939	253,967

Inventories, net:
Raw materials	35,304	37,071
Packaging materials	20,945	21,188
Finished goods	41,898	42,592

	98,147	100,851

Spare parts and supplies	53,581	47,956

Deferred taxes	30,506	31,790

Other	48,108	44,311

Total current assets	500,813	487,405

Property, Plant and Equipment, net of accumulated depreciation of $949,174 and $901,004, respectively	824,302	867,004

Notes Receivable	156,086	142,845

Assets Held for Sale	62,413	54,752

Other Assets	12,697	12,894

Goodwill	277,402	282,404

Other Intangible Assets, net	650,374	656,710

Total assets	$2,484,087	$2,504,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$34,272	$31,272
Accounts payable	149,379	151,935
Other accrued liabilities	155,491	144,575

Total current liabilities	339,142	327,782

Long-Term debt:
Total long-term debt and capital lease obligations	791,791	892,478

Other Long-Term Liabilities:
Post-retirement/post-employment obligations	32,620	44,226
Deferred taxes	121,596	112,140
Other long-term liabilities	52,922	51,199

Total other liabilities	207,138	207,565

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,188,524 shares and 20,166,635 shares, respectively	(186,090)	(190,481)
Capital in excess of par value	602,028	593,355
Retained earnings	789,490	735,631
Accumulated other comprehensive loss	(59,611)	(62,515)

Total stockholders’ equity	1,146,016	1,076,189

Total liabilities and stockholders’ equity	$2,484,087	$2,504,014

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Sales	$877,378	$898,153	$2,037,138	$2,028,963
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	458,019	471,614	1,053,896	1,056,912
Selling, distribution and administrative expenses	319,582	325,946	745,972	737,385
Impairment of assets	4,489	—	4,489	—
Depreciation and amortization	29,907	25,743	69,199	59,932
Gain on acquisition	—	—	—	(50,071)

Income from operations	65,381	74,850	163,582	224,805
Interest expense	(6,494)	(6,191)	(15,618)	(15,010)
Interest income	4,760	3,491	10,712	7,755

Income before income taxes	63,647	72,150	158,676	217,550
Income tax expense	21,583	25,690	55,546	59,064

Net income	$42,064	$46,460	$103,130	$158,486

Net Income Per Common Share:
Basic:
Net income per common share	$0.20	$0.22	$0.49	$0.76

Weighted average shares outstanding	209,639	207,837	209,354	207,455

Diluted:
Net income per common share	$0.20	$0.22	$0.48	$0.75

Weighted average shares outstanding	212,919	211,892	212,906	211,444

Cash dividends paid per common share	$0.1200	$0.1125	$0.2325	$0.2192

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net income	$42,064	$46,460	$103,130	$158,486

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(67)	(36)	(156)	(85)
Amortization of actuarial loss included in net income	191	763	446	1,781

Pension and postretirement plans, net of tax	124	727	290	1,696
Derivative instruments:
Net change in fair value of derivatives	(16,166)	(6,918)	(816)	(15,539)
Loss reclassified to net income	406	6,887	3,430	7,894

Derivative instruments, net of tax	(15,760)	(31)	2,614	(7,645)

Other comprehensive income (loss), net of tax	(15,636)	696	2,904	(5,949)

Comprehensive income	$26,428	$47,156	$106,034	$152,537

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of shares	Cost	Total
Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				103,130				103,130
Derivative instruments, net of tax					2,614			2,614
Pension and postretirement plans, net of tax					290			290
Exercise of stock options			754			634,960	6,134	6,888
Issuance of deferred stock awards			(1,460)			151,026	1,460	—
Amortization of share-based compensation awards			10,565					10,565
Issuance of deferred compensation			(88)			4,016	88	—
Income tax benefits related to share-based payment awards			5,070					5,070
Performance-contingent restricted stock awards issued (note 12)			(6,168)			652,719	6,168	—
Stock repurchases						(464,610)	(9,459)	(9,459)
Dividends paid on vested restricted stock awards				(609)				(609)
Dividends paid — $0.2325 per common share				(48,662)				(48,662)

Balances at July 12, 2014	228,729,585	$199	$602,028	$789,490	$(59,611)	(19,188,524)	$(186,090)	$1,146,016

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$103,130	$158,486
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	4,489	—
Gain on acquisition	—	(50,071)
Stock based compensation	10,474	9,690
Loss reclassified from accumulated other comprehensive income to net income	5,578	12,040
Depreciation and amortization	69,199	59,932
Deferred income taxes	8,913	(4,595)
Provision for inventory obsolescence	754	851
Allowances for accounts receivable	2,585	3,262
Pension and postretirement plans income	(5,411)	(1,099)
Other	(1,453)	(1,308)
Qualified pension plan contributions	(5,029)	(2,543)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(17,047)	(12,279)
Inventories, net	1,950	(5,893)
Hedging activities, net	(466)	(27,869)
Other assets	(11,228)	4,190
Accounts payable	(2,121)	7,914
Other accrued liabilities	8,594	24,894

NET CASH PROVIDED BY OPERATING ACTIVITIES	172,911	175,602

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45,008)	(46,335)
Proceeds from sale of property, plant and equipment	7,175	1,271
Repurchase of independent distributor territories	(12,772)	(26,947)
Principal payments from notes receivable	12,217	11,254
Contingently refundable consideration	7,500	—
Proceeds from sales of distribution territories	—	14,039
Deposit paid for the Acquired Hostess Assets	—	(18,000)
Acquisition of businesses, net of cash acquired	—	(50,129)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(30,888)	(114,847)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(49,271)	(45,919)
Exercise of stock options	6,888	9,289
Excess windfall tax benefit related to share-based payment awards	5,070	5,988
Payments for financing fees	(564)	(1,351)
Stock repurchases	(9,459)	(3,790)
Change in bank overdrafts	1,252	(2,323)
Proceeds from debt borrowings	679,200	1,024,300
Debt and capital lease obligation payments	(775,137)	(1,048,115)
Other financing activities	—	(52)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(142,021)	(61,973)

Net increase (decrease) in cash and cash equivalents	2	(1,218)
Cash and cash equivalents at beginning of period	8,530	13,275

Cash and cash equivalents at end of period	$8,532	$12,057

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight week periods ended July 12, 2014 and July 13, 2013 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 28, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2014 (sixteen weeks), second quarter ended July 12, 2014 (twelve weeks), third quarter ending October 4, 2014 (twelve weeks) and fourth quarter ending January 3, 2015 (thirteen weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (84% of total year to date sales) operates 39 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (16% of total year to date sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility. Effective the first day of fiscal 2014, we reclassified our tortilla operation from a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 12, 2014 and July 13, 2013. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
	(Percent of Sales)		(Percent of Sales)
DSD segment	16.8%	17.3%	16.7%	17.0%
Warehouse segment	2.4	3.0	2.7	3.3

Total	19.2%	20.3%	19.4%	20.3%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended July 12, 2014 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements. This guidance will be effective for our fiscal 2017 which begins on January 1, 2017.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 12, 2014 and July 13, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive income components (Note 2)	For the Twelve Weeks Ended July 12, 2014	For the Twelve Weeks Ended July 13, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(254)	Interest income (expense)
Commodity contracts	(661)	(10,945)	Cost of sales, Note 3

Total before tax	$(661)	$(11,199)	Total before tax
Tax (expense) or benefit	255	4,312	Tax (expense) or benefit

Total net of tax	$(406)	$(6,887)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$108	$60	Note 1, below
Actuarial losses	(311)	(1,241)	Note 1, below

Total before tax	$(203)	$(1,181)	Total before tax
Tax (expense) or benefit	79	454	Tax (expense) or benefit

Total net of tax	$(124)	$(727)	Net of tax

Total reclassifications	$(530)	$(7,614)	Net of tax

	Amount reclassified from Accumulated Other Comprehensive Loss
Details about accumulated other comprehensive income components (Note 2)	For the Twenty-Eight Weeks Ended July 12, 2014	For the Twenty-Eight Weeks Ended July 13, 2013	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(796)	Interest income (expense)
Commodity contracts	(5,578)	(12,040)	Cost of sales, Note 3

Total before tax	$(5,578)	$(12,836)	Total before tax
Tax (expense) or benefit	2,148	4,942	Tax (expense) or benefit

Total net of tax	$(3,430)	$(7,894)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$252	$139	Note 1, below
Actuarial losses	(725)	(2,896)	Note 1, below

Total before tax	$(473)	$(2,757)	Total before tax
Tax (expense) or benefit	183	1,061	Tax (expense) or benefit

Total net of tax	$(290)	$(1,696)	Net of tax

Total reclassifications	$(3,720)	$(9,590)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 12, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(816)	—	(816)
Reclassified to earnings from accumulated other comprehensive loss	3,430	290	3,720

Accumulated other comprehensive loss, July 12, 2014	$(8,802)	$(50,809)	$(59,611)

During the twenty-eight weeks ended July 13, 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(15,539)	—	(15,539)
Reclassified to earnings from accumulated other comprehensive loss	7,894	1,696	9,590

Accumulated other comprehensive loss, July 13, 2013	$(11,745)	$(108,871)	$(120,616)

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

On July 19, 2013, the company completed its acquisition of the Acquired Hostess Bread Assets for a total cash payment of $355.3 million. The final purchase price paid by the company was adjusted downward from $360.0 million to $355.3 million as a result of a purchase price adjustment related to the Butternut trademark. The company purchased 36 of the 38 depots included in the original bid.

The company had filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademark by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Bread Assets acquisition and we recorded a $1.4 million gain during the twelve weeks ended October 5, 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

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

During fiscal 2013, the company incurred $16.0 million of acquisition-related costs for the Acquired Hostess Bread Assets, of which $5.7 million and $10.3 million were incurred during the twelve and twenty-eight weeks ended July 13, 2013, respectively. There were no acquisition-related costs during the twenty-eight weeks ended July 12, 2014. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. The acquisition-related costs for the Acquired Hostess Assets and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income.

The following table summarizes the consideration paid for the Acquired Hostess Bread Assets and liabilities assumed based on the estimated fair value at the acquisition date (amounts in thousands and are preliminary):

Fair value of consideration transferred:
Cash consideration transferred	$355,342

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$159,714
Identifiable intangible asset — trademarks	189,000
Financial assets	4,988

Net recognized amounts of identifiable assets acquired	$353,702

Gain on legal settlement	(1,400)

Net recognized amounts of identifiable assets acquired and gain on settlement	$352,302

Goodwill	$3,040

The goodwill is expected to be deductible for tax purposes and is included in our DSD segment. The fair values of the Acquired Hostess Bread Assets are preliminary. Revenues were $26.6 million for the Acquired Hostess Bread Assets during fiscal 2013, when we re-introduced the Acquired Hostess Bread Assets. The identified intangible assets in the table above were assigned indefinite lives and are discussed in Note 5, Goodwill and Other Intangible Assets. The above purchase price allocation is preliminary. A change in the fair values of spare parts (recorded in financial assets above) and property, plant, and equipment in the aggregate of $2.3 million was recorded in the first quarter of fiscal 2014 from the amounts recorded at December 28, 2013. An additional change in the fair values of spare parts (recorded in financial assets above) and property, plant, and equipment in the aggregate of $0.1 million was recorded in the second quarter of fiscal 2014 from the amounts recorded at December 28, 2013.

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

During the third quarter of fiscal 2013 we recorded a measurement period adjustment related to the distribution rights. The fair value of the distribution rights was reduced by $2.0 million as additional information became available. This reduction decreased the amount of the bargain purchase gain by $1.2 million, which is net of deferred taxes of $0.8 million. The measurement period adjustment was recorded as a revision to our first quarter 2013 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Income.

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

If we did not make the co-pack decision by May 19, 2014 or do not make the bakery decision by August 17, 2014, any remaining amount of the holdback would be distributed to BBU. The holdback fair value of $7.6 million represented our assessment, at the time of acquisition for inclusion into the purchase price allocation, of the probability that we would terminate the co-pack arrangement and/or open the Stockton bakery. This probability was assessed at each reporting period and changes in the fair value of the holdback were recorded through earnings in the period of change. There were no changes as a result of the probability assessment in the second or third quarter of fiscal 2013. We initially notified BBU of our intent to terminate the co-pack agreement during the fourth quarter of fiscal 2013 and, upon completion of these notifications, we received $7.5 million during the first quarter of fiscal 2014. This holdback amount was recorded as a current receivable at December 28, 2013 on the Consolidated Balance Sheet. As a result of our initial notification, during the fourth quarter of fiscal 2013, we recorded a $0.1 million reduction to the fair value of the holdback (recorded in selling, distribution and administrative expense). The final delivery date under the supply agreement was February 14, 2014.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2013 (amounts in thousands, except per share data). Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that it is immaterial to our Condensed Consolidated Statements of Income.

	For the Twelve Weeks Ended July 13, 2013	For the Twenty- Eight Weeks Ended July 13, 2013
Sales:
As reported	$898,153	$2,028,963
Pro forma	$898,153	$2,028,963
Net income:
As reported	$46,460	$158,486
Pro forma	$44,273	$153,199
Basic net income per common share:
As reported	$0.22	$0.76
Pro forma	$0.21	$0.74
Diluted net income per common share:
As reported	$0.22	$0.75
Pro forma	$0.21	$0.72

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

5. GOODWILL AND OTHER INTANGIBLES

The table below summarizes our goodwill and other intangible assets at July 12, 2014 and December 28, 2013, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 12, 2014	December 28, 2013
Goodwill	$277,402	$282,404
Amortizable intangible assets, net of amortization	195,374	201,710
Indefinite-lived intangible assets	455,000	455,000

Total goodwill and other intangible assets	$927,776	$939,114

The changes in the carrying amount of goodwill, by segment, during the twenty-eight weeks ended July 12, 2014 are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of December 28, 2013	$277,927	$4,477	$282,404
Goodwill impairment (Note 16)	(2,624)	—	(2,624)
Change in goodwill due to acquisition fair value assessment (Note 4)	(2,378)	—	(2,378)

Balance as of July 12, 2014	$272,925	$4,477	$277,402

The beginning segment goodwill balances have been recasted by $2.6 million for a plant changed from the warehouse segment to the DSD segment during the first quarter of fiscal 2014.

As of July 12, 2014 and December 28, 2013, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 12, 2014			December 28, 2013
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$13,010	$58,717	$71,727	$11,697	$60,030
Customer relationships	169,921	37,240	132,681	169,921	32,688	137,233
Non-compete agreements	4,274	3,074	1,200	4,274	2,751	1,523
Distributor relationships	4,123	1,347	2,776	4,123	1,199	2,924
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$55,721	$195,374	$251,095	$49,385	$201,710

Aggregate amortization expense for the twelve and twenty-eight weeks ending July 12, 2014 and July 13, 2013 were as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 12, 2014	$2,716
For the twelve weeks ended July 13, 2013	$2,881
For the twenty-eight weeks ended July 12, 2014	$6,336
For the twenty-eight weeks ended July 13, 2013	$6,287

There are $455.0 million of indefinite life intangible assets at July 12, 2014 and December 28, 2013. These assets are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2014	$5,387
2015	$11,478
2016	$11,052
2017	$10,580
2018	$10,432

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,600 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 12, 2014	$4,760
For the twelve weeks ended July 13, 2013	$3,491
For the twenty-eight weeks ended July 12, 2014	$10,712
For the twenty-eight weeks ended July 13, 2013	$7,755

At July 12, 2014 and December 28, 2013, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 12, 2014	December 28, 2013
Distributor notes receivable	$175,811	$161,560
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	19,725	18,715

Long-term portion of distributor notes receivable	$156,086	$142,845

At July 12, 2014 and December 28, 2013, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 12, 2014 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $419.6 million while the carrying value is $399.3 million on July 12, 2014. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of July 12, 2014, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(14.6) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(12.6)	$(0.2)	$—	$(12.8)
Other long-term	(1.5)	(0.3)	—	(1.8)

Total	(14.1)	(0.5)	—	(14.6)

Net Fair Value	$(14.1)	$(0.5)	$—	$(14.6)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2015 (an immaterial amount extends into fiscal 2016). These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at July 12, 2014 and December 28, 2013 qualified for hedge accounting, except for certain immaterial weather derivatives in fiscal 2013.

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

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives designated as hedging instruments	July 12, 2014		December 28, 2013		July 12, 2014		December 28, 2013
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Commodity contracts	Other current assets	—	Other current assets	162	Other current liabilities	12,791	Other current liabilities	10,625
Commodity contracts	Other long term assets	—	Other long term assets	—	Other long term liabilities	1,837	Other long term liabilities	1,095

Total		$—		$162		$14,628		$11,720

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships(2)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(2)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	July 12, 2014	July 13, 2013		July 12, 2014	July 13, 2013
Interest rate contracts	$35	$29	Interest (expense) income	$—	$(155)
Commodity contracts	(16,201)	(6,947)	Production costs(1)	(406)	(6,732)

Total	$(16,166)	$(6,918)		$(406)	$(6,887)

Derivatives in Cash Flow Hedge Relationships(2)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twenty- eight weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(2)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twenty-eight weeks ended
	July 12, 2014	July 13, 2013		July 12, 2014	July 13, 2013
Interest rate contracts	$83	$(267)	Interest (expense) income	$—	$(489)
Commodity contracts	(899)	(15,272)	Production costs(1)	(3,430)	(7,405)

Total	$(816)	$(15,539)		$(3,430)	$(7,894)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at July 12, 2014:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(1.4)	$1.2	$(0.2)
Expiring in 2014	3.1	—	3.1
Expiring in 2015	5.8	—	5.8
Expiring in 2016	0.1	—	0.1

Total	$7.6	$1.2	$8.8

As of July 12, 2014, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Wheat contracts	$161.9
Soybean oil contracts	28.2
Natural gas contracts	15.0

Total	$205.1

The company’s derivative instruments contain no credit-risk-related contingent features at July 12, 2014. As of July 12, 2014 and December 28, 2013, the company had $18.9 million and $16.9 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at July 12, 2014 and December 28, 2013 (amounts in thousands):

	July 12, 2014	December 28, 2013
Unsecured credit facility	$19,800	$44,200
Unsecured new term loan	285,000	296,250
4.375% senior notes due 2022	399,258	399,207
Accounts receivable securtization	90,000	150,000
Capital lease obligations	13,509	15,649
Other notes payable	18,496	18,444

	826,063	923,750
Current maturities of long-term debt and capital lease obligations	34,272	31,272

Total long-term debt and capital lease obligations	$791,791	$892,478

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of July 12, 2014 and December 28, 2013, the bank overdraft balance was $17.6 million and $16.3 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.4 million and $15.5 million at July 12, 2014 and December 28, 2013, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). The facility provides the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 12, 2014 and December 28, 2013, the company had $90.0 million and $150.0 million, respectively, outstanding under the facility. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

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

The new term loan amortizes in quarterly installments based on the annual percentages in the table below. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.

Anniversary Year	Percent of Principal Due
1	5%
2	10%
3	10%
4	35%
5	40%

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $19.8 million and $44.2 million in outstanding borrowings under the credit facility at July 12, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the twenty-eight weeks ended July 12, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the twenty-eight weeks ended July 12, 2014, the company borrowed $649.2 million in revolving borrowings under the credit facility and repaid $673.6 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On July 12, 2014, the company had $464.8 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements are included in property, plant and equipment and consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of July 12, 2014, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2014	$17,728
2015	122,735
2016	72,632
2017	120,085
2018	87,307
2019	7,888
2020 and thereafter	400,000

Total	$828,375

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 12, 2014 and December 28, 2013, there was $13.4 million and $15.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 12, 2014 and July 13, 2013 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net income	$42,064	$46,460	$103,130	$158,486

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,639	207,837	209,354	207,455

Basic earnings per common share	$0.20	$0.22	$0.49	$0.76

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,639	207,837	209,354	207,455
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	3,280	4,055	3,552	3,989

Diluted weighted average shares outstanding for common stock	212,919	211,892	212,906	211,444

Diluted earnings per common share	$0.20	$0.22	$0.48	$0.75

The following shares were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (shares in thousands):

Common shares
For the twenty-eight weeks ended July 13, 2013	113

12. STOCK BASED COMPENSATION

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”) that was approved by shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards for the purpose of providing our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the stock appreciation right plan, and the bonus plan. As a result, no additional awards will be issued under the EPIP as of the approval date of the Omnibus Plan. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares. The first grant under the Omnibus Plan was the Director Deferred Shares, described below, on May 21, 2014.

The EPIP authorized the compensation committee of the Board of Directors to make awards of options to purchase our common stock, restricted stock, performance stock and units and deferred stock. The company’s officers, key employees and non-employee directors (whose grants are generally approved by the full Board of Directors) were eligible to receive awards under the EPIP. Over the life of the EPIP, the company issued options, restricted stock and deferred stock.

The following is a summary of stock options, restricted stock, and deferred stock outstanding under the plans described above. Information relating to the company’s stock appreciation rights, which were issued under a separate stock appreciation right plan, is also described below.

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on July 12, 2014.

The stock option activity for the twenty-eight weeks ended July 12, 2014 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2013	8,112	$10.89
Exercised	(635)	$10.85

Outstanding at July 12, 2014	7,477	$10.90	2.44	$74,714

Exercisable at July12, 2014	7,477	$10.90	2.44	$74,714

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 12, 2014 and July 13, 2013 were as follows (amounts in thousands):

	July 12, 2014	July 13, 2013
Cash received from option exercises	$6,888	$9,289
Cash tax windfall, net	$1,799	$3,740
Intrinsic value of stock options exercised	$6,234	$12,067

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014. The 2013 and 2014 awards (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2014	January 1, 2013
Shares granted	366	414
Assumed vesting date	3/1/2016	3/1/2015
Fair value per share	$23.97	$17.22

As of July 12, 2014, there was $8.1 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014. The 2013 and 2014 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75 percentage points;

•	ROIC above WACC by 1.75 percentage points pays 50% of Target; or

•	ROIC above WACC by 3.75 percentage points pays 100% of Target; or

•	ROIC above WACC by 4.75 percentage points pays 125% of Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period. The 2012 award actual attainment was 125% of Target. The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2014	January 1, 2013
Shares granted	366	414
Vesting date	3/1/2016	3/1/2015
Fair value per share	$21.47	$15.51

As of July 12, 2014, there was $7.7 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Contingent Restricted Stock Issuance

In connection with the vesting of the performance-contingent restricted stock granted in July 2012, during the twenty-eight weeks ended July 12, 2014, an additional 193,756 common shares were issued because the company exceeded the median TSR of its peer group and payout was 195% of the target grant (“TSR modifier”) and an additional 50,939 common shares were issued because the company’s ROIC exceeded its WACC by the maximum amount and payout was 125% of the target grant (“ROIC modifier”). At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.7 million.

The company’s performance-contingent restricted stock activity during the quarter ended July 12, 2014, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2013	1,229	$15.88
Initial 2014 grant at target	732	$22.72
Incremental shares issued for the 2012 ROIC modifier	51	$14.37
Incremental shares issued for the 2012 TSR modifier	194	$15.45
2012 Vested	(653)	$15.03
Forfeited	(32)	$19.42

Nonvested at July 12, 2014	1,521	$19.35

As of July 12, 2014, there was a total of $15.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of shares vested during the period ended July 12, 2014 was $13.6 million.

Deferred and Restricted Stock

Pursuant to the Omnibus Plan and the preceding EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the twenty-eight weeks ended July 12, 2014, cash pay was converted into an aggregate of 36,425 shares. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the twenty-eight weeks ended July 12, 2014, a total of 18,330 previously deferred shares were distributed.

Pursuant to the Omnibus Plan and the preceding EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2014, non-employee directors were granted an aggregate of 60,300 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the twenty-eight weeks ended July 12, 2014, a total of 27,075 previously deferred shares were distributed.

A total of 105,621 shares of previously vested and deferred awards were also distributed during the twenty-eight weeks ended July 12, 2014. A director retired on May 21, 2014 and the cumulative deferred shares (including retainer conversions and annual grants) were issued at that time.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this period and the award value does not exceed 0.5% of our cumulative EBITDA over the vesting period. Vesting will also occur in the event of the CEO’s death or disability, but not his retirement. Dividends will accrue on the award and will be paid to the CEO on the vesting date on all shares that vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.

The deferred and restricted stock activity for the twenty-eight weeks ended July 12, 2014 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 28, 2013	177	$18.92
Deferred stock granted	97	$20.47
Deferred stock vested	(78)	$19.06

Nonvested at July 12, 2014	196	$19.87	1.66	$4,074

As of July 12, 2014, there was $2.5 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 1.66 years. There was a tax windfall of $0.6 million on the distribution of deferred share awards during the twenty-eight weeks ended July 12, 2014.

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

The fair value of the rights at July 12, 2014 ranged from $12.09 to $14.51. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 12, 2014: dividend yield 2.20%; expected volatility 22.0%; risk-free interest rate 0.11% and expected life of 0.25 years to 1.00 years.

There were 21,768 shares exercised during the twenty-eight weeks ended July 12, 2014 for a total value of $0.3 million.

The rights activity for the twenty-eight weeks ended July 12, 2014 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Aggregate Liability
Outstanding at December 28, 2013	141	$7.26	$1,982
Rights exercised	(22)	$6.25

Outstanding at July 12, 2014	119	$7.44	$1,591

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and twenty-eight week periods ended July 12, 2014 and July 13, 2013, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Stock options	$—	$380	$197	$1,017
Performance-contingent restricted stock awards	4,430	2,453	9,187	6,247
Deferred and restricted stock	519	422	1,181	876
Stock appreciation rights	42	359	(91)	1,550

Total stock based compensation	$4,991	$3,614	$10,474	$9,690

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at July 12, 2014 as compared to accounts at December 28, 2013 (amounts in thousands):

	July 12, 2014	December 28, 2013
Current benefit liability	$1,301	$1,301
Noncurrent benefit liability	$32,620	$44,226
Accumulated other comprehensive loss, net of tax	$50,809	$51,099

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of July 12, 2014, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the twenty-eight weeks ended July 12, 2014 the company contributed $5.0 million to company pension plans. We expect to contribute an additional $7.8 million during the remainder of fiscal 2014.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Service cost	$148	$163	$345	$381
Interest cost	4,944	4,636	11,537	10,817
Expected return on plan assets	(7,804)	(6,618)	(18,209)	(15,443)
Amortization of net loss	444	1,425	1,036	3,326

Total net periodic benefit (income) cost	$(2,268)	$(394)	$(5,291)	$(919)

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

The net periodic postretirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Service cost	$87	$79	$203	$184
Interest cost	103	88	240	205
Amortization of prior service (credit) cost	(108)	(60)	(252)	(139)
Amortization of net (gain) loss	(133)	(184)	(311)	(430)

Total net periodic benefit (income) cost	$(51)	$(77)	$(120)	$(180)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twenty-eight weeks ended July 12, 2014 and July 13, 2013, the total cost and employer contributions were $14.4 million and $12.7 million, respectively.

The company acquired Lepage Bakeries, Inc. in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan was merged into the Flowers Foods 401(k) Retirement Savings Plan on December 31, 2013.

14. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ending July 12, 2014 and July 13, 2013 was 35.0% and 27.1%, respectively. The prior year’s rate was driven down by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The prior year gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 8%.

During the twenty-eight weeks ended July 12, 2014, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD segment produces fresh and frozen packaged bread, rolls, and snack products and the warehouse segment produces frozen bread and rolls and snack products. Effective the first day of fiscal 2014, we reclassified our tortilla operation from a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments (including recasting the prior year for the reclassified bakery) is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
SALES:
DSD segment	$759,249	$764,638	$1,755,117	$1,711,068
Warehouse segment	168,376	186,205	398,671	432,956
Eliminations: Sales from warehouse delivery to DSD	(31,949)	(28,761)	(71,449)	(67,464)
Sales from DSD segment to warehouse delivery segment	(18,298)	(23,929)	(45,201)	(47,597)

	$877,378	$898,153	$2,037,138	$2,028,963

DEPRECIATION AND AMORTIZATION:
DSD segment	$26,487	$22,082	$61,271	$51,234
Warehouse segment	3,524	3,529	8,180	8,387
Unallocated corporate costs	(104)	132	(252)	311

	$29,907	$25,743	$69,199	$59,932

INCOME FROM OPERATIONS:
DSD segment	$62,413	$75,933	$159,195	$227,429
Warehouse segment	13,460	15,667	27,569	34,070
Unallocated corporate costs (1)	(10,492)	(16,750)	(23,182)	(36,694)

	$65,381	$74,850	$163,582	$224,805

INTEREST EXPENSE	$(6,494)	$(6,191)	$(15,618)	$(15,010)

INTEREST INCOME	$4,760	$3,491	$10,712	$7,755

INCOME BEFORE INCOME TAXES	$63,647	$72,150	$158,676	$217,550

The assets by segment as of July 12, 2014 and December 28, 2013 were as follows (amounts in thousands):

	As of
	July 12, 2014	December 28, 2013
Assets:
DSD segment	$2,152,236	$2,163,606
Warehouse segment	209,562	216,194
Other(2)	122,289	124,214

	$2,484,087	$2,504,014

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended July 12, 2014			For the Twelve Weeks Ended July 13, 2013
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$460,163	$30,588	$490,751	$457,349	$34,110	$491,459
Store Branded Retail	120,772	27,160	147,932	126,817	33,633	160,450
Non-retail and Other	160,016	78,679	238,695	156,543	89,701	246,244

Total	$740,951	$136,427	$877,378	$740,709	$157,444	$898,153

	For the Twenty-Eight Weeks Ended July 12, 2014			For the Twenty-Eight Weeks Ended July 13, 2013
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,067,606	$70,945	$1,138,551	$1,022,439	$80,409	$1,102,848
Store Branded Retail	268,068	69,230	337,298	271,284	82,360	353,644
Non-retail and Other	374,242	187,047	561,289	369,748	202,723	572,471

Total	$1,709,916	$327,222	$2,037,138	$1,663,471	$365,492	$2,028,963

16. ASSETS HELD FOR SALE

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates their relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale “ while the company actively seeks another distributor to purchase the territory.

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

The company is also selling certain plants and depots from the Acquired Hostess Bread Assets purchased in July 2013. These assets were originally recorded as held and used in the purchase price allocation in Note 4, Acquisitions, above. Subsequent to the acquisition, we determined that some of the acquired plants and depots do not meet our long-term strategy. As a result, we are in the process of selling them. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). We expect the sale to close during the third quarter of fiscal 2014. The carrying value of these assets is $7.5 million and is presented in “Assets Held for Sale” as of July 12, 2014 because the disposal group met the requirements for held for sale classification on the balance sheet date. Assets not part of the disposal group have either been transferred to other plants or will be scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the twelve weeks ended July 12, 2014. These impairments are recorded on the Condensed Consolidated Statements of Income in the line item “Impairment of assets”.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of July 12, 2014 and December 28, 2013, respectively (amounts in thousands):

	July 12, 2014	December 28, 2013
Distributor territories	$19,755	$26,564
Acquired Hostess Bread Assets plants and depots	28,972	23,043
Disposal group	7,501	—
Other	6,185	5,145

Total assets held for sale	$62,413	$54,752

17. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 12, 2014, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the matters discussed below.

Amendment to Accounts Receivable Securitization Facility

On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million (ii) extended the term one year and (iii) made certain other conforming changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight week periods ended July 12, 2014 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the two comparative quarters presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•	Hostess Asset Purchases — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began the re-introduction of certain of the Acquired Hostess Bread brands in our third quarter of fiscal 2013. We have not completed our assessment of the plants and depots, but we have determined that we intend to sell certain plants and depots that do not fit into our long-term operating strategy. Several of the depots have already been sold but the remainder are classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We expect these sales to continue throughout fiscal 2014 and into fiscal 2015. Also, we recorded carrying costs, including depreciation, associated with all of the acquired plants and depots of approximately $4.5 million and $11.2 million during the twelve and twenty-eight weeks ended July 12, 2014, respectively, in our Condensed Consolidated Statements of Income.

•	Opening of the Henderson, Nevada Plant — During the fourth quarter of fiscal 2013, we opened the bread line at a plant that was acquired as a part of the Acquired Hostess Bread Assets. We also opened the bun line during the second quarter of fiscal 2014. This plant increased our capacity for the California market.

•	Opening of the Modesto, California Bread Line — During the first quarter of fiscal 2014, we added a bread line at a plant we acquired in fiscal 2013 that originally produced only buns. This new line increases our capacity for the California market.

•	Opening of the Knoxville, Tennessee Plant — During the second quarter of fiscal 2014, we opened another plant that was acquired as a part of the Acquired Hostess Bread Assets. This plant operates a single bread line and increases our capacity in Tennessee, Kentucky, and Ohio. We anticipate adding a bun line in the future at this plant.

•	Amendment to the Credit Facility and Term Loan — On February 14, 2014, we announced that we amended our existing senior unsecured revolving loan facility previously amended and restated on May 20, 2011 and the term loan agreement dated April 5, 2013. The amendment to the senior unsecured revolving loan facility reduced the applicable interest rate and extended the maturity date to February 14, 2019. The amendment to the term loan agreement reduced the applicable interest rate.

•	Plant Held For Sale — During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). We expect the sale to close during the third quarter of fiscal 2014. The carrying value of these assets is $7.5 million and is presented in “Assets Held for Sale” as of July 12, 2014 because the disposal group met the requirements for held for sale classification on the balance sheet date. Assets not part of the disposal group have either been transferred to other plants or will be scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the twelve weeks ended July 12, 2014. These impairments are recorded on the Condensed Consolidated Statements of Income in the line item “Impairment of assets”.

•	Amendment to the Accounts Receivable Securitization facility — On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million (ii) extended the term one year and (iii) made certain other conforming changes.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 47 bakeries in 16 states that produce a wide range of breads, buns, rolls, and snack cakes. These products are marketed fresh to more than 79% of the U.S. population or are sold fresh and frozen nationally.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. Direct Store Delivery (“DSD”) segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. Our DSD segment reaches 79% of the U.S. population with fresh bakery foods. The warehouse segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD segment or warehouse segment depending on the primary method of delivery used to sell their products.

The DSD segment operates a highly involved system of reciprocal baking whereby each bakery has an assigned production mission to produce certain items for its own market as well as for other DSD segment bakeries’ markets. This system allows for long and efficient production runs that help the company maintain its position as a low-cost producer. Bakeries within regional networks exchange products overnight through a third-party transportation system so that at the beginning of each sales day every DSD segment bakery has a full complement of fresh products for its independent distributors to provide to their retail and foodservice customers.

The company has invested significant capital in its bakeries for several decades to develop efficient production processes, use technology effectively, provide consistently excellent quality, and offer a good working environment for team members. During the twenty-eight weeks ended July 12, 2014, we had capital expenditures of $45.0 million.

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

On July 19, 2013 the company completed the acquisition of the Acquired Hostess Bread Assets. In September 2013, the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess ceased operations in November 2012, were re-introduced into the market by the company. The brands were returned to markets where they were available before the company acquired the brands within our DSD segment market in the Northeast, East, South, Southwest, and Western parts of the United States. The acquired Nature’s Pride brand has not been re-introduced to the market and we are still considering the future of this brand.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced under several brands, such as Blue Bird and Mrs. Freshley’s. On May 20, 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes. The Tastykake brand added an iconic snack cake brand to our brand portfolio. Since the acquisition of Tasty, we have expanded the distribution of the Tastykake products into our core markets. We expect to continue to expand the Tastykake brand into any additional markets we enter over the next several years.

In 2014 we re-branded the Cobblestone Mill brand to the Cobblestone Bread Company brand. We have twelve core items and regional favorites at introduction. This brand includes restaurant and sandwich shop inspired breads and rolls. We completed the roll-out to the full market in July 2014.

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

We regularly articulate our core business strategies to the investment community and internally to our team members, including long-term (five-year) goals. Compensation and bonus programs are linked to the company’s short and long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that provides performance-contingent common stock awards that generally vest over a two-year period. We believe these incentive programs provide both a short- and long-term goal for our most senior management team and aligns their interests with those of shareholders.

We believe our highly automated bakeries, with teams that focus on quality, bake products that meet consumers’ needs. We strive to maintain and exceed service levels for our customers, consumers, and suppliers. The design of our delivery systems and segments permits us to allocate management time and resources to meet marketplace expectations.

Competition and risks

In January 2012, Hostess filed for bankruptcy. By the end of 2012, Hostess, which had been in bankruptcy for six of the last nine years, ceased production and announced it would liquidate. At that time, Hostess immediately stopped production and sold out their remaining inventory. Hostess discontinued serving their customers by late November 2012. These events impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie and Drake’s) and smaller regional bakeries, retailer-owned bakeries, and store brands. The Hostess cake products were re-introduced into the market in July 2013 by a new and separate company formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the second quarter of fiscal 2014 decreased 2.3% from the second quarter of fiscal 2013. This decrease was primarily due to declining volumes in the warehouse segment caused by the re-introduction of the Hostess cake products.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended July 12, 2014 and July 13, 2013, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013	Dollars	%
Sales
DSD segment	$740,951	$740,709	84.5	82.5	$242	0.0
Warehouse segment	136,427	157,444	15.5	17.5	(21,017)	(13.3)

Total	$877,378	$898,153	100.0	100.0	$(20,775)	(2.3)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$359,442	$356,078	48.5	48.1	$3,364	0.9
Warehouse segment (1)	98,577	115,536	72.3	73.4	(16,959)	(14.7)

Total	$458,019	$471,614	52.2	52.5	$(13,595)	(2.9)

Selling, distribution and administrative expenses
DSD segment (1)	$288,120	$286,616	38.9	38.7	$1,504	0.5
Warehouse segment(1)	20,866	22,712	15.3	14.4	(1,846)	(8.1)
Corporate(2)	10,596	16,618	—	—	(6,022)	(36.2)

Total	$319,582	$325,946	36.4	36.3	$(6,364)	(2.0)

Impairment of assets
DSD segment(1)	$4,489	$—	0.6	—	$4,489	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$4,489	$—	0.5	—	$4,489	NM

Depreciation and amortization
DSD segment(1)	$26,487	$22,082	3.6	3.0	$4,405	19.9
Warehouse segment(1)	3,524	3,529	2.6	2.2	(5)	(0.1)
Corporate(2)	(104)	132	—	—	(236)	NM

Total	$29,907	$25,743	3.4	2.9	$4,164	16.2

Income from operations
DSD segment(1)	$62,413	$75,933	8.4	10.3	$(13,520)	(17.8)
Warehouse segment(1)	13,460	15,667	9.9	10.0	(2,207)	(14.1)
Corporate(2)	(10,492)	(16,750)	—	—	6,258	37.4

Total	$65,381	$74,850	7.5	8.3	$(9,469)	(12.7)

Interest expense, net	$1,734	$2,700	0.2	0.3	$(966)	(35.8)
Income taxes	$21,583	$25,690	2.5	2.9	$(4,107)	(16.0)

Net income	$42,064	$46,460	4.8	5.2	$(4,396)	(9.5)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight week periods ended July 12, 2014 and July 13, 2013, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013	Dollars	%
Sales
DSD segment	$1,709,916	$1,663,471	83.9	82.0	$46,445	2.8
Warehouse segment	327,222	365,492	16.1	18.0	(38,270)	(10.5)

Total	$2,037,138	$2,028,963	100.0	100.0	$8,175	0.4

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$812,353	$786,433	47.5	47.3	$25,920	3.3
Warehouse segment(1)	241,543	270,479	73.8	74.0	(28,936)	(10.7)

Total	$1,053,896	$1,056,912	51.7	52.1	$(3,016)	(0.3)

Selling, distribution and administrative expenses
DSD segment(1)	$672,608	$648,446	39.3	39.0	$24,162	3.7
Warehouse segment(1)	49,930	52,556	15.3	14.4	(2,626)	(5.0)
Corporate(2)	23,434	36,383	—	—	(12,949)	(35.6)

Total	$745,972	$737,385	36.6	36.3	$8,587	1.2

Impairment of assets
DSD segment(1)	$4,489	$—	0.3	—	$4,489	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$4,489	$—	0.2	—	$4,489	NM

Depreciation and amortization
DSD segment(1)	$61,271	$51,234	3.6	3.1	$10,037	19.6
Warehouse segment(1)	8,180	8,387	2.5	2.3	(207)	(2.5)
Corporate(2)	(252)	311	—	—	(563)	NM

Total	$69,199	$59,932	3.4	3.0	$9,267	15.5

Gain on acquisition
DSD segment(1)	$—	$50,071	—	3.0	$(50,071)	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$50,071	—	2.5	$(50,071)	NM

Income from operations
DSD segment(1)	$159,195	$227,429	9.3	13.7	$(68,234)	(30.0)
Warehouse segment(1)	27,569	34,070	8.4	9.3	(6,501)	(19.1)
Corporate(2)	(23,182)	(36,694)	—	—	13,512	36.8

Total	$163,582	$224,805	8.0	11.1	$(61,223)	(27.2)

Interest expense, net	$4,906	$7,255	0.2	0.4	$(2,349)	(32.4)
Income taxes	$55,546	$59,064	2.7	2.9	$(3,518)	(6.0)

Net income	$103,130	$158,486	5.1	7.8	$(55,356)	(34.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 12, 2014 COMPARED TO TWELVE WEEKS ENDED JULY 13, 2013

Consolidated Sales.

	For the Twelve Weeks Ended July 12, 2014		For the Twelve Weeks Ended July 13, 2013		% Decrease
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$490,751	55.9%	$491,459	54.7%	(0.1)%
Store Branded Retail	147,932	16.9	160,450	17.9	(7.8)%
Non-Retail and Other	238,695	27.2	246,244	27.4	(3.1)%

Total	$877,378	100.0%	$898,153	100.0%	(2.3)%

The 2.3% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.6%
Volume	(2.9)%

Total Percentage Change in Sales	(2.3)%

Sales category discussion

The favorable pricing/mix was due to a shift in mix from lower priced cake items and store branded bread and rolls to higher priced branded bread and rolls, partially offset by a competitive pricing environment. We continue to experience heavy promotional activity in the branded category. Volume declines were primarily driven by decreases in our cake business and to a lesser extent store branded bread and rolls and foodservice. The re-introduction of the Hostess cake products negatively impacted both branded and store branded cake. The slight decrease in branded retail sales was due to volume declines in branded cake and pricing declines, mostly offset by volume gains from the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years). The decrease in store branded retail sales was due to significant volume decreases in almost all categories with the largest decline in store branded cake. Non-retail and other sales, which include contract manufacturing, vending and foodservice, decreased mainly due to pricing/mix and volume decreases in foodservice sales.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended July 12, 2014		For the Twelve Weeks Ended July 13, 2013		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$460,163	62.1%	$457,349	61.7%	0.6%
Store Branded Retail	120,772	16.3	126,817	17.1	(4.8)%
Non-Retail and Other	160,016	21.6	156,543	21.2	2.2%

Total	$740,951	100.0%	$740,709	100.0%	0.0%

Sales were unchanged due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.3)%
Volume	0.3%

Total Percentage Change in Sales	0.0%

Sales category discussion

Overall, volume growth in our branded retail sales was offset by negative pricing/mix as well as volume declines in our store branded products. The increase in branded retail sales was due primarily to volume increases primarily from the Acquired Hostess Bread Assets and sales growth in our expansion markets. These increases were partially offset by heavy promotional activity in the quarter and decreases in branded cake due to the re-introduction of the Hostess cake items. Branded white bread had strong sales in the quarter while branded cake had much softer sales. The decrease in store branded retail was due to volume declines in almost all categories with the largest decline in store branded white bread due to a shift to branded product. The increase in non-retail and other sales was primarily due to positive pricing/mix.

Warehouse Segment Sales.

	For the Twelve Weeks Ended July 12, 2014		For the Twelve Weeks Ended July 13, 2013		% Decrease
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$30,588	22.4%	$34,110	21.7%	(10.3)%
Store Branded Retail	27,160	19.9	33,633	21.4	(19.2)%
Non-Retail and Other	78,679	57.7	89,701	56.9	(12.3)%

Total	$136,427	100.0%	$157,444	100.0%	(13.3)%

The 13.3% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	(Unfavorable)
Pricing/Mix	(1.8)%
Volume	(11.5)%

Total Percentage Change in Sales	(13.3)%

Sales category discussion

Overall, significant volume declines in all categories as well as decreases in pricing/mix in the non-retail category drove the decrease. The re-introduction of the Hostess cake items negatively impacted the warehouse segment. The decrease in branded retail was primarily the result of decreased branded snack cake volume, partially offset by price/mix increases. The decrease in store branded retail was primarily due to volume decreases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to much lower foodservice and vending volume and to a lesser extent negative pricing/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.1%	26.8%	(0.7)%
Workforce-related costs	13.7	12.8	0.9
Packaging	4.6	4.5	0.1
Utilities	1.6	1.5	0.1
Other	6.2	6.9	(0.7)

Total	52.2%	52.5%	(0.3)%

Overall, the decrease was attributable to lower ingredient costs and lower sales of outside purchased product (sales with no associated ingredient cost) as a percent of sales, partially offset by the $2.5 million of carrying costs associated with the acquired Hostess facilities, lower production volumes for the warehouse segment and higher workforce-related costs. The cost of the outside purchases is included in the other line item component and was largely comprised of the Sara Lee California product purchases from BBU in the prior year. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils, cocoa and flour, partially offset by higher costs for other ingredients and decreases in outside purchased product (sales with no associated ingredient costs). Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount associated with increased production lines, lower sales for the warehouse segment, less outside purchased product (sales with no associated workforce-related costs) and the acquired Hostess facilities carrying costs. The decrease in the other line item is primarily driven by much lower outside purchased product, partially offset by higher costs from the acquired Hostess facilities.

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Ingredient prices trended lower in the first half of 2014 and are expected to be volatile the second half of the year. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.6%	24.2%	(0.6)%
Workforce-related costs	12.1	11.3	0.8
Packaging	3.4	3.3	0.1
Utilities	1.6	1.4	0.2
Other	7.8	7.9	(0.1)

Total	48.5%	48.1%	0.4%

The DSD’s segment’s decrease in ingredient costs as a percent of sales was largely due to lower prices for flour, sweeteners and oils and increased product purchases from the warehouse segment (sales with no associated ingredient costs), partially offset by higher prices in other ingredients and decreases in outside purchased product (sales with no associated ingredient costs). The cost of the outside purchased product is included in the other line item component and was largely comprised of the Sara Lee California product purchases from BBU in the prior year. Increases in workforce-related costs as a percent of sales primarily resulted from decreases in outside purchased product (sales with no associated workforce-related costs), increased headcount due to increased production lines and the acquired Hostess facilities carrying costs.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.5%	39.1%	0.4%
Workforce-related costs	22.7	19.9	2.8
Packaging	11.2	9.8	1.4
Repairs and maintenance	2.4	2.4	—
Utilities	1.9	1.7	0.2
Other	(5.4)	0.5	(5.9)

Total	72.3%	73.4%	(1.1)%

The warehouse segment’s increase in ingredient costs as a percent of sales was primarily attributed to increased sales to the DSD segment (ingredient costs with no associated sales), partially offset by lower prices for shortening, sweeteners, cocoa and flour. Sales to the DSD segment are included in the other line item component in the above table. Increases in workforce-related costs as a percent of sales are also attributable to increased sales to the DSD segment as well as overall volume declines. Packaging increased due to price increases and higher sales to the DSD segment (packaging costs with no associated sales). As discussed above, increased sales to the DSD segment, as well as improved manufacturing efficiencies resulted in the decrease in the other line item as a percentage of sales.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.0%	17.3%	(0.3)%
Distributor distribution fees	13.8	12.3	1.5
Other	5.6	6.7	(1.1)

Total	36.4%	36.3%	0.1%

The distributor distribution fees increased due to the continued conversion of the Lepage Bakeries, Inc. (“Lepage”) and California routes to independent distributors, as well as the DSD segment comprising a larger percentage of consolidated sales. These increases were not completely offset by a decline in workforce-related costs due to ongoing costs associated with market expansions, the Lepage integration and lower sales for our warehouse segment. Prior year acquisition-related costs of $5.7 million associated with the Acquired Hostess Bread Assets primarily caused the decline in the other line item component.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.0%	17.9%	(0.9)%
Distributor distribution fees	16.4	15.0	1.4
Other	5.5	5.8	(0.3)

Total	38.9%	38.7%	0.2%

The decrease in workforce-related costs as a percentage of sales was attributable to the continued conversion to independent distributors for Lepage Bakeries, Inc. and California routes, partially offset by higher costs associated with expansion into new markets and the continuing Lepage integration. The distributor distribution fees increased due to the continued conversion to independent distributors discussed above.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase as a % of sales
Workforce-related costs	8.8%	8.7%	0.1%
Freezer storage/rent	2.0	1.8	0.2
Distribution costs	0.8	0.8	—
Other	3.7	3.1	0.6

Total	15.3%	14.4%	0.9%

Lower sales that spread fixed costs over a smaller sales base drove the overall increase in selling, distribution and administrative expenses as a percent of sales.

Impairment of assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense increased primarily as a result of the Acquired Hostess Bread Assets and the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year.

The DSD segment’s depreciation and amortization expense increased primarily due to the Acquired Hostess Bread Assets and the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year.

The warehouse segment’s depreciation and amortization expense was consistent with the second quarter of fiscal 2013.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Income from operations	Favorable (Unfavorable) Percentage
DSD segment	(17.8)%
Warehouse segment	(14.1)
Unallocated corporate	37.4
Consolidated	(12.7)%

The unfavorable decrease in the DSD segment income was driven by the asset impairment charge of $4.5 million, the carrying costs of $4.5 million related to the acquired Hostess facilities, as well as increased promotional activity quarter over quarter. The unfavorable decrease in the warehouse segment income from operations was primarily due to significant sales decreases as discussed above. The favorable change in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Bread Assets in 2013 and higher pension income in the second quarter of fiscal 2014 compared to the second quarter of 2013.

Net Interest Expense. The decrease was related to higher interest income in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due to the increase in distributor notes receivables outstanding.

Income Taxes. The effective tax rate for the second quarter of fiscal 2014 was 33.9% compared to 35.6% in the second quarter of the prior year. The decrease in the rate is due to positive discrete items in the current quarter for state tax benefits and incentives.

TWENTY-EIGHT WEEKS ENDED JULY 12, 2014 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 13, 2013

Consolidated Sales.

	For the Twenty-Eight Weeks Ended July 12, 2014		For the Twenty-Eight Weeks Ended July 13, 2013		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,138,551	55.9%	$1,102,848	54.3%	3.2%
Store Branded Retail	337,298	16.6	353,644	17.4	(4.6)%
Non-Retail and Other	561,289	27.5	572,471	28.3	(2.0)%

Total	$2,037,138	100.0%	$2,028,963	100.0%	0.4%

The 0.4% increase in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.9%
Volume	(2.2)%
Acquisition	0.7%

Total Percentage Change in Sales	0.4%

Sales category discussion

Across all categories, we experienced favorable pricing/mix largely due to a shift from lower margin cake items to higher margin bread and rolls. Overall, volume declines were driven by decreases in our cake business, partially offset by increases in our branded bread and rolls largely due to the re-introduction of the Acquired Hostess Bread Assets, growth in our expansion markets and to a lesser extent the Sara Lee California acquisition. The re-introduction of the Hostess cake brands negatively impacted our cake sales. The increase in branded retail sales was due primarily to volume increases resulting from the Acquired Hostess Bread Assets and growth in our expansion markets, partially offset by volume declines in branded cake and heavy promotional activity. The decrease in store branded retail sales was due primarily to volume decreases in store branded cake, and to a lesser extent bread and rolls. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume decreases in vending and institutional sales, partially offset by positive pricing/mix.

Direct-Store-Delivery Sales.

	For the Twenty-Eight Weeks Ended July 12, 2014		For the Twenty-Eight Weeks Ended July 13, 2013		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,067,606	62.4%	$1,022,439	61.5%	4.4%
Store Branded Retail	268,068	15.7	271,284	16.3	(1.2)%
Non-Retail and Other	374,242	21.9	369,748	22.2	1.2%

Total	$1,709,916	100.0%	$1,663,471	100.0%	2.8%

The 2.8% increase in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.6%
Volume	1.4%
Acquisition	0.8%

Total Percentage Change in Sales	2.8%

Sales category discussion

Overall, sales increased due to volume increases resulting from the re-introduction of the Acquired Hostess Bread Assets, growth in our expansion markets and to a lesser extent, the Sara Lee California acquisition. The increase in branded retail sales was due primarily to significant volume increases, the Sara Lee California acquisition and a shift in mix from store branded to branded products, partially offset by declines in pricing/mix. Branded white bread contributed the most growth. We continue to experience heavy promotional activity within the category. The decrease in store branded retail was due to volume declines, partially offset by positive pricing/mix. The increase in non-retail and other sales was due to positive pricing/mix, partially offset by volume decreases in institutional sales.

Warehouse Segment Sales.

	For the Twenty-Eight Weeks Ended July 12, 2014		For the Twenty-Eight Weeks Ended July 13, 2013		% Decrease
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$70,945	21.7%	$80,409	22.0%	(11.8)%
Store Branded Retail	69,230	21.2	82,360	22.5	(15.9)%
Non-Retail and Other	187,047	57.1	202,723	55.5	(7.7)%

Total	$327,222	100.0%	$365,492	100.0%	(10.5)%

The 10.5% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.7%
Volume	(11.2)%

Total Percentage Change in Sales	(10.5)%

Sales category discussion

Volume declined in all categories largely due to decreases in our cake business associated with the re-introduction of the Hostess cake brands in the second half of fiscal 2013. Branded and store branded retail decreased due to volume declines in cake, partially offset by positive pricing/mix. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to lower vending volume and price/mix and volume decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.9%	27.1%	(1.2)%
Workforce-related costs	13.5	12.8	0.7
Packaging	4.6	4.5	0.1
Utilities	1.6	1.4	0.2
Other	6.1	6.3	(0.2)

Total	51.7%	52.1%	(0.4)%

Overall, the decrease was attributable to lower ingredient costs as a percent of sales, partially offset by the $6.5 million of carrying costs, excluding depreciation, associated with the acquired Hostess facilities, lower production volumes for the warehouse segment and higher workforce-related costs. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils and flour, partially offset by higher costs for other ingredients and decreases in outside purchases of product (sales with no associated ingredient costs). This outside purchased product is included in the other line item above. Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount due to the addition of production lines, lower sales for the warehouse segment, the acquired Hostess facilities carrying costs and decreases in outside purchases of product (sales with no associated workforce-related costs).

Commodities, such as our baking ingredients, periodically experience price fluctuations, and, for that reason, we continually monitor the market for these commodities. The commodities market continues to be volatile. Ingredient prices decreased in the first half of the year but are expected to be volatile through 2014. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.5%	24.3%	(0.8)%
Workforce-related costs	11.9	11.3	0.6
Packaging	3.4	3.4	—
Utilities	1.6	1.4	0.2
Other	7.1	6.9	0.2

Total	47.5%	47.3%	0.2%

The DSD segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on sweeteners, oil and flour, partially offset by decreases in sales of outside purchased products (sales with no associated ingredient costs) and higher prices in other ingredients. Workforce-related costs increased as a percent of sales primarily due to the acquired Hostess facilities carrying costs, decreased outside purchased product (sales with no associated workforce-related costs) and increased headcount due to the addition of production lines.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.6%	39.8%	(1.2)%
Workforce-related costs	22.1	19.9	2.2
Packaging	10.9	9.8	1.1
Utilities	1.8	1.6	0.2
Other	0.4	2.9	(2.5)

Total	73.8%	74.0%	(0.2)%

The warehouse segment’s decrease in ingredients as a percent of sales was primarily attributed to lower ingredient pricing and increases in sales of outside purchased products (sales with no associated ingredient costs), partially offset by increased sales to the DSD segment, both of which are included in the other line item in the table above. The decreases in sales volume and increased sales to the DSD segment increased workforce-related costs as a percent of sales. The increase in packaging was due primarily to price increases and increased sales to the DSD segment (packaging costs with no associated sales).

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5%	17.7%	(0.2)%
Distributor distribution fees	13.6	12.4	1.2
Other	5.5	6.2	(0.7)

Total	36.6%	36.3%	0.3%

The distributor distribution fees increased due to the continued conversion of the Lepage and California routes to independent distributors, as well as the DSD segment comprising a larger percentage of consolidated sales. These increases were not completely offset by a decline in workforce-related costs due to ongoing costs associated with market expansions, the Lepage integration and lower sales for the warehouse segment. Prior year acquisition-related costs of $10.3 million associated with the Acquired Hostess Bread Assets caused the decline in the other line item component.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6%	18.1%	(0.5)%
Distributor distribution fees	16.2	15.1	1.1
Other	5.5	5.8	(0.3)

Total	39.3%	39.0%	0.3%

The decrease in workforce-related costs was attributable to the continued conversion to independent distributors for Lepage products and the California market, partially offset by higher costs associated with expansion into new markets and the continuing Lepage integration. The distributor distribution fees increased due to the continued conversion to independent distributors.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 12, 2014 % of sales	July 13, 2013 % of sales	Increase as a % of sales
Workforce-related costs	8.9%	8.6%	0.3%
Freezer storage/rent	2.0	1.7	0.3
Distribution costs	0.8	0.8	—
Other	3.6	3.3	0.3

Total	15.3%	14.4%	0.9%

The overall increase in selling, distribution and administrative expenses was primarily driven by lower sales which spread the costs over the costs over a smaller sales base.

Impairment of assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense increased primarily as a result of the Acquired Hostess Bread Assets and the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year.

The DSD segment’s depreciation and amortization expense increased primarily due to the Acquired Hostess Bread Assets and the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year.

The warehouse segment’s depreciation and amortization expense was consistent with the comparable second quarter of fiscal 2013.

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

Income From Operations. The table below summarizes the percentage change in income from operations by segment:

Income from operations	Favorable (Unfavorable) Percentage
DSD segment	(30.0)%
Warehouse segment	(19.1)
Unallocated corporate	36.8
Consolidated	(27.2)%

The unfavorable decrease in the DSD segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition in fiscal 2013 as discussed above. The gain on acquisition accounted for 22.0% of the DSD segment decrease in operating income. Excluding the gain on acquisition, the decrease was 9.3% which was driven by the $11.2 million of carrying costs associated with the acquired Hostess facilities, the $4.5 million asset impairment charge discussed in the “Overview” above, and the Lepage integration costs, partially offset by lower ingredient costs. The unfavorable decrease in the warehouse segment income from operations was primarily due to sales decreases which were driven by volume declines as discussed above, partially offset by lower ingredient costs. The favorable decrease in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Assets and the Sara Lee California acquisition in fiscal 2013 and higher pension income in fiscal 2014 as compared to the prior year.

Net Interest Expense. The change was related to higher interest income related to the increase in distributor notes receivables outstanding.

Income Taxes. The effective tax rate for the twenty-eight weeks ended July 12, 2014 and July 13, 2013 was 35.0% and 27.1%, respectively. The increase in the current period’s rate was driven by the gain on acquisition in the prior year, which was recorded net of deferred taxes as a component of income before income taxes in the first quarter of fiscal 2013. The gain was treated as a permanent, discrete item in the tax provision, and favorably impacts the prior year to date rate by approximately 8%.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity represents our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving long-range business objectives. Currently, the company’s liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt payments. The company’s strategy for use of its cash flow includes paying dividends to shareholders, making acquisitions, growing internally and repurchasing shares of its common stock, when appropriate. We believe we have access to available funds to meet our short and long-term capital requirements.

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

Flowers’ cash and cash equivalents were $8.5 million at July 12, 2014 and at December 28, 2013. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash flow component	July 12, 2014	July 13, 2013	Change
Cash flows provided by operating activities	$172,911	$175,602	$(2,691)
Cash disbursed for investing activities	(30,888)	(114,847)	83,959
Cash provided by financing activities	(142,021)	(61,973)	(80,048)

Total change in cash	$2	$(1,218)	$1,220

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	Change
Depreciation and amortization	$69,199	$59,932	$9,267
Impairment of assets	4,489	—	4,489
Gain on acquisition	—	(50,071)	50,071
Stock-based compensation	10,474	9,690	784
Loss reclassified from accumulated other comprehensive income to net income	5,578	12,040	(6,462)
Deferred income taxes	8,913	(4,595)	13,508
Provision for inventory obsolescence	754	851	(97)
Bad debt expense (allowance for accounts receivable)	2,585	3,262	(677)
Pension and postretirement plans income	(5,411)	(1,099)	(4,312)
Other non-cash items	(1,453)	(1,308)	(145)

Net non-cash adjustment to net income	$95,128	$28,702	$66,426

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	Change
Changes in accounts receivable, net	$(17,047)	$(12,279)	$(4,768)
Changes in inventories, net	1,950	(5,893)	7,843
Changes in hedging activities, net	(466)	(27,869)	27,403
Changes in other assets, net	(11,228)	4,190	(15,418)
Changes in accounts payable, net	(2,121)	7,914	(10,035)
Changes in other accrued liabilities, net	8,594	24,894	(16,300)
Qualified pension plan contributions	(5,029)	(2,543)	(2,486)

Net changes in working capital and pension contributions	$(25,347)	$(11,586)	$(13,761)

The change in depreciation and amortization was primarily due to the Acquired Hostess Bread Assets. Depreciation and amortization increased $4.7 million for these assets. The change in stock-based compensation was primarily because the stock appreciation rights generated expense of $1.5 million in the twenty-eight weeks ended July 13, 2013 and income of $0.1 million during the twenty-eight weeks ended July 12, 2014. In addition, our Performance-Contingent Return on Invested Capital Shares issued to employees increased expense by $1.5 million as a result of a change to our expectation of the amount of shares that will vest for these performance condition awards. The bad debt expense decreased because of write-downs for a specific customer that occurred in the first quarter of fiscal 2013. The pension and postretirement plan income increased from fiscal 2013 to fiscal 2014 due to the performance of the plan’s assets during fiscal 2013. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and are due to the timing of receipts. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2013. As of July 12, 2014 and December 28, 2013, the company had $18.9 million and $16.9 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

During 2014, in addition to the $5.0 million contributed in the first quarter, the company expects to contribute $7.8 million to our qualified pension plans and expects to pay an additional $0.2 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the Patient Protection Act as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2014, the company paid $24.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $23.7 million during the first quarter of 2013 for the performance-based cash bonus program earned during fiscal 2012.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 12, 2014 and July 13, 2013 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	Change
Purchase of property, plant, and equipment	$(45,008)	$(46,335)	$1,327
Repurchase of independent distributor territories	(12,772)	(26,947)	14,175
Principal payments from notes receivable	12,217	11,254	963
Acquisition of businesses, net of cash acquired	—	(50,129)	50,129
Proceeds from sales of distribution territories	—	14,039	(14,039)
Deposit paid for potential acquisition	—	(18,000)	18,000
Contingently refundable consideration	7,500	—	7,500
Proceeds from sale of property, plant and equipment	7,175	1,271	5,904

Net cash disbursed for investing activities	$(30,888)	$(114,847)	$83,959

Net cash disbursed for investing activities included the Sara Lee California acquisition of $50.0 million in the first quarter of fiscal 2013. In contrast, there were no acquisitions or acquisition-related costs during the twenty-eight weeks ended July 12, 2014. The change in the contingently refundable consideration includes the $7.5 million receipt in 2014 on the Sara Lee California holdback. Capital expenditures for the DSD and warehouse segments were $41.4 million and $2.0 million, respectively. The company currently estimates capital expenditures of approximately $95.0 million to $100.0 million on a consolidated basis during fiscal 2014. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory roll-out in the first quarter of fiscal 2013.

Cash Flows Disbursed for/Provided by Financing Activities. The table below presents net cash provided by financing activities for the twenty-eight weeks ended July 13, 2013 and July 14, 2012, respectively (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	Change
Dividends paid	$(49,271)	$(45,919)	$(3,352)
Exercise of stock options, including windfall tax benefit	11,958	15,277	(3,319)
Payments for financing fees	(564)	(1,351)	787
Stock repurchases	(9,459)	(3,790)	(5,669)
Change in bank overdrafts	1,252	(2,323)	3,575
Net debt and capital lease obligations payments	(95,937)	(23,815)	(72,122)
Other financing activities	—	(52)	52

Net cash provided by financing activities	$(142,021)	$(61,973)	$(80,048)

Our dividend payout increased 6.7% beginning with the dividend paid on June 18, 2014 when compared to the dividend paid on June 19, 2013. The compound annual growth rate for our dividend payout rate from fiscal 2009 to fiscal 2013 was 11.0%. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of July 12, 2014 there were nonqualified stock option grants of 7,476,898 shares that were exercisable. These have a remaining contractual life of approximately 2.44 years and a weighted average exercise price of $10.90 per share. At this time, we expect that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

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

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million (ii) extended the term one year and (iii) made certain other conforming changes. The facility originally provided the company up to $150.0 million in liquidity for a term of two years. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of July 12, 2014 and December 28, 2013, the company had $90.0 million and $150.0 million, respectively, outstanding under the facility. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility.

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

The new term loan amortizes in quarterly installments based on the annual percentages in the table below. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.

Anniversary Year	Percent of Principal Due
1	5%
2	10%
3	10%
4	35%
5	40%

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 12, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $19.8 million and $44.2 million in outstanding borrowings under the credit facility at July 12, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the twenty-eight weeks ended July 12, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the twenty-eight weeks ended July 12, 2014, the company borrowed $649.2 million in revolving borrowings under the credit facility and repaid $673.6 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On July 12, 2014, the company had $464.8 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Uses of Cash

On May 21, 2014, the Board of Directors declared a dividend of $0.12 per share on the company’s common stock that was paid on June 18, 2014 to shareholders of record on June 4, 2014. This dividend payment was $25.1 million. On February 14, 2014, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock that was paid on March 14, 2014 to shareholders of record on February 28, 2014. This dividend payment was $23.5 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2014, 464,610 shares, at a cost of $9.5 million of the company’s common stock were purchased under the plan. No shares were repurchased during our second quarter of fiscal 2014. From the inception of the plan through July 12, 2014, 59.0 million shares, at a cost of $467.8 million, have been purchased.

During the twenty-eight weeks ended July 12, 2014, the company paid $24.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the twenty-eight weeks ended July 12, 2014, the company contributed $5.0 million to our qualified pension plans. We expect to contribute an additional $7.8 million to these plans during the remainder of fiscal 2014.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. The company is still analyzing the potential impact of this guidance on the company’s consolidated financial statements. This guidance will be effective for our fiscal 2017 which begins on January 1, 2017.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 12, 2014, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(14.6) million. Of this fair value, $(14.1) million is based on quoted market prices and $(0.5) million is based on models and other valuation methods. Approximately $(5.0) million of this fair value relates to instruments that will be utilized in fiscal 2014, $(9.4) million will be utilized in fiscal 2015, and $(0.2) million will be utilized in 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 12, 2014, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $19.0 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective as of July 12, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 12, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 28, 2013 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the twenty-eight weeks ended July 12, 2014.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ ALLEN L. SHIVER
Name:	Allen L. Shiver
Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 12, 2014

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.4	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.5	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K dated May 27, 2014, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).

4.4	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.5	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.6	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.7	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

Exhibit No		Name of Exhibit

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.5	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.6	—	First Amendment to Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.7	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).

10.8+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.9+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.10+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.11+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.12+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

10.13+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.14+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.15+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

Exhibit No		Name of Exhibit

10.16+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.17+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.18+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.19+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.20+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

10.21+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 12, 2014.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement