Form 10-Q
period 2014-10-04
FLOWERS FOODS INC
filed 2014-11-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 6, 2014
Common Stock, $.01 par value	209,926,990

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

(Unaudited)

	October 4, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,075	$8,530

Accounts and notes receivable, net of allowances of $1,925 and $1,598, respectively	251,349	253,967

Inventories, net:
Raw materials	34,213	37,071
Packaging materials	20,381	21,188
Finished goods	43,260	42,592

	97,854	100,851

Spare parts and supplies	54,012	47,956

Deferred taxes	37,020	31,790

Other	56,752	44,311

Total current assets	505,062	487,405

Property, Plant and Equipment, net of accumulated depreciation of $973,276 and $901,004, respectively	821,954	867,004

Notes Receivable	156,807	142,845

Assets Held for Sale	50,455	54,752

Other Assets	12,297	12,894

Goodwill	282,960	282,404

Other Intangible Assets, net	647,669	656,710

Total assets	$2,477,204	$2,504,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$35,654	$31,272
Accounts payable	147,702	151,935
Other accrued liabilities	152,728	144,575

Total current liabilities	336,084	327,782

Long-Term debt:
Total long-term debt and capital lease obligations	780,969	892,478

Other Long-Term Liabilities:
Post-retirement/post-employment obligations	22,048	44,226
Deferred taxes	121,069	112,140
Other long-term liabilities	55,835	51,199

Total other liabilities	198,952	207,565

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 18,802,595 shares and 20,166,635 shares, respectively	(187,266)	(190,481)
Capital in excess of par value	609,158	593,355
Retained earnings	808,867	735,631
Accumulated other comprehensive loss	(69,759)	(62,515)

Total stockholders’ equity	1,161,199	1,076,189

Total liabilities and stockholders’ equity	$2,477,204	$2,504,014

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Sales	$849,360	$878,492	$2,886,498	$2,907,455
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	442,978	467,798	1,496,874	1,524,710
Selling, distribution and administrative expenses	306,514	327,529	1,052,486	1,064,914
Impairment of assets	—	—	4,489	—
Depreciation and amortization	29,487	29,837	98,686	89,769
Gain on acquisition	—	—	—	(50,071)

Income from operations	70,381	53,328	233,963	278,133
Interest expense	(6,285)	(7,077)	(21,902)	(22,087)
Interest income	4,875	3,906	15,586	11,661

Income before income taxes	68,971	50,157	227,647	267,707
Income tax expense	24,372	16,269	79,918	75,333

Net income	$44,599	$33,888	$147,729	$192,374

Net Income Per Common Share:
Basic:
Net income per common share	$0.21	$0.16	$0.70	$0.93

Weighted average shares outstanding	210,084	208,428	209,573	207,747

Diluted:
Net income per common share	$0.21	$0.16	$0.69	$0.91

Weighted average shares outstanding	213,154	212,364	213,005	211,727

Cash dividends paid per common share	$0.1200	$0.1125	$0.3525	$0.3317

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net income	$44,599	$33,888	$147,729	$192,374

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(66)	(36)	(222)	(121)
Amortization of actuarial loss included in net income	191	763	637	2,543

Pension and postretirement plans, net of tax	125	727	415	2,422
Derivative instruments:
Net change in fair value of derivatives	(9,092)	(1,585)	(9,908)	(17,124)
Loss reclassified to net income	(1,181)	5,906	2,249	13,800

Derivative instruments, net of tax	(10,273)	4,321	(7,659)	(3,324)

Other comprehensive income (loss), net of tax	(10,148)	5,048	(7,244)	(902)

Comprehensive income	$34,451	$38,936	$140,485	$191,472

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of shares	Cost	Total
Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				147,729				147,729
Derivative instruments, net of tax					(7,659)			(7,659)
Pension and postretirement plans, net of tax					415			415
Exercise of stock options			1,925			1,564,895	15,171	17,096
Issuance of deferred stock awards			(1,460)			151,026	1,460	—
Amortization of share-based compensation awards			14,574					14,574
Issuance of deferred compensation			(207)			10,010	207	—
Income tax benefits related to share-based payment awards			7,139					7,139
Performance-contingent restricted stock awards issued (note 12)			(6,168)			652,719	6,168	—
Stock repurchases						(1,014,610)	(19,791)	(19,791)
Dividends paid on vested restricted stock awards				(609)				(609)
Dividends paid — $0.3525 per common share				(73,884)				(73,884)

Balances at October 4, 2014	228,729,585	$199	$609,158	$808,867	$(69,759)	(18,802,595)	$(187,266)	$1,161,199

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 4, 2014	October 5, 2013
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$147,729	$192,374
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	4,489	—
Gain on acquisition	—	(50,071)
Stock-based compensation	14,186	12,698
Loss reclassified from accumulated other comprehensive income to net income	3,658	21,622
Depreciation and amortization	98,686	89,769
Deferred income taxes	8,244	(4,633)
Provision for inventory obsolescence	1,026	1,170
Allowances for accounts receivable	3,206	3,992
Pension and postretirement plans income	(7,730)	(1,570)
Other	(4,122)	(5,191)
Qualified pension plan contributions	(12,999)	(12,760)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(6,873)	(11,833)
Inventories, net	1,971	(13,257)
Hedging activities, net	(16,286)	(26,676)
Other assets	(12,088)	(9,450)
Accounts payable	(3,798)	4,952
Other accrued liabilities	943	29,124

NET CASH PROVIDED BY OPERATING ACTIVITIES	220,242	220,260

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(58,564)	(71,846)
Proceeds from sale of property, plant and equipment	18,164	2,328
Repurchase of independent distributor territories	(14,845)	(23,631)
Principal payments from notes receivable	17,436	16,353
Contingently refundable consideration	7,500	—
Proceeds from sales of distribution territories	—	14,604
Acquisition of businesses, net of cash acquired	—	(415,472)

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(30,309)	(477,664)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on vested restricted stock awards	(74,493)	(69,375)
Exercise of stock options	17,096	11,216
Excess windfall tax benefit related to share-based payment awards	7,139	6,755
Payments for financing fees	(577)	(2,111)
Stock repurchases	(19,791)	(3,790)
Change in bank overdrafts	(3,002)	(614)
Proceeds from debt borrowings	942,900	1,887,000
Debt and capital lease obligation payments	(1,059,660)	(1,574,245)
Other financing activities	—	(52)

NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(190,388)	254,784

Net decrease in cash and cash equivalents	(455)	(2,620)
Cash and cash equivalents at beginning of period	8,530	13,275

Cash and cash equivalents at end of period	$8,075	$10,655

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited condensed consolidated financial statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty week periods ended October 4, 2014 and October 5, 2013 are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 28, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consists of 53 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 19, 2014 (sixteen weeks), second quarter ended July 12, 2014 (twelve weeks), third quarter ended October 4, 2014 (twelve weeks) and fourth quarter ending January 3, 2015 (thirteen weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD segment”) and a warehouse delivery segment (“warehouse segment”). The DSD segment (84% of total year to date sales) operates 38 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, and Southwest as well as in select markets in California and Nevada. The warehouse segment (16% of total year to date sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The warehouse segment also operates one mix facility. Effective the first day of fiscal 2014, we reclassified our tortilla operation from a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change. The tortilla operation was sold during our third quarter of fiscal 2014 for $8.4 million. The company relocated its flour tortilla equipment to an existing manufacturing facility and continues to sell these products through its DSD segment. See Note 16, Assets Held for Sale, for a detailed description of the sold tortilla operation.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 4, 2014 and October 5, 2013. Walmart is the only customer to account for 10% or more of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
	(Percent of Sales)		(Percent of Sales)
DSD segment	16.9%	17.2%	16.8%	17.1%
Warehouse segment	2.5	2.9	2.6	3.1

Total	19.4%	20.1%	19.4%	20.2%

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended October 4, 2014 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

In August 2014, the FASB issued guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the condensed consolidated financial statements.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 4, 2014 and October 5, 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

Details about accumulated other comprehensive income components (Note 2)	Amount reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	For the Twelve Weeks Ended October 4, 2014	For the Twelve Weeks Ended October 5, 2013
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(21)	Interest income (expense)
Commodity contracts	1,920	(9,582)	Cost of sales, Note 3

Total before tax	$1,920	$(9,603)	Total before tax
Tax (expense) or benefit	(739)	3,697	Tax (expense) or benefit

Total net of tax	$1,181	$(5,906)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$108	$60	Note 1, below
Actuarial losses	(311)	(1,241)	Note 1, below

Total before tax	$(203)	$(1,181)	Total before tax
Tax (expense) or benefit	78	454	Tax (expense) or benefit

Total net of tax	$(125)	$(727)	Net of tax

Total reclassifications	$1,056	$(6,633)	Net of tax

Details about accumulated other comprehensive income components (Note 2)	Amount reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	For the Forty Weeks Ended October 4, 2014	For the Forty Weeks Ended October 5, 2013
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(817)	Interest income (expense)
Commodity contracts	(3,658)	(21,622)	Cost of sales, Note 3

Total before tax	$(3,658)	$(22,439)	Total before tax
Tax (expense) or benefit	1,409	8,639	Tax (expense) or benefit

Total net of tax	$(2,249)	$(13,800)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$360	$199	Note 1, below
Actuarial losses	(1,036)	(4,137)	Note 1, below

Total before tax	$(676)	$(3,938)	Total before tax
Tax (expense) or benefit	261	1,516	Tax (expense) or benefit

Total net of tax	$(415)	$(2,422)	Net of tax

Total reclassifications	$(2,664)	$(16,222)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 4, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(9,908)	—	(9,908)
Reclassified to earnings from accumulated other comprehensive loss	2,249	415	2,664

Accumulated other comprehensive loss, October 4, 2014	$(19,075)	$(50,684)	$(69,759)

During the forty weeks ended October 5, 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(17,124)	—	(17,124)
Reclassified to earnings from accumulated other comprehensive loss	13,800	2,422	16,222

Accumulated other comprehensive loss, October 5, 2013	$(7,424)	$(108,145)	$(115,569)

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

During fiscal 2013, the company incurred $16.0 million of acquisition-related costs for the Acquired Hostess Bread Assets, of which $5.7 million and $10.3 million were incurred during the twelve and forty weeks ended October 5, 2013, respectively. There were no acquisition-related costs during the forty weeks ended October 4, 2014. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of 2013. The acquisition-related costs for the Acquired Hostess Assets and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income.

The following table summarizes the consideration paid for the Acquired Hostess Bread Assets and liabilities assumed based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash consideration transferred	$355,342

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$153,990
Identifiable intangible asset — trademarks	189,000
Financial assets	5,153

Net recognized amounts of identifiable assets acquired	$348,143

Gain on legal settlement	(1,400)

Net recognized amounts of identifiable assets acquired and gain on settlement	$346,743

Goodwill	$8,599

The goodwill is expected to be deductible for tax purposes and is included in our DSD segment. Revenues were $26.6 million for the Acquired Hostess Bread Assets during fiscal 2013, when we re-introduced the Acquired Hostess Bread Assets. The identified intangible assets in the table above were assigned indefinite lives and are discussed in Note 5, Goodwill and Other Intangible Assets.

The table below presents the changes to goodwill from December 28, 2013 to October 4, 2014 for the Acquired Hostess Bread Assets (amounts in thousands):

Goodwill reported on December 28, 2013 for the Acquired Hostess Bread Assets	$5,419

Changes in goodwill for spare parts and final fair value adjustments	(3,503)
Changes in goodwill for property, plant and equipment final fair value adjustments	6,683

Net changes to goodwill	$3,180

Final Acquired Hostess Bread Assets goodwill	$8,599

Sara Lee California and Earthgrains acquisition of trademark licenses

On February 23, 2013, the company completed its acquisition from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”) of (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The acquisition of the Oklahoma license was completed during fiscal 2012 for immaterial consideration. The results of operations of these acquisitions are included in our DSD segment.

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

If we did not make the co-pack decision by May 19, 2014 or did not make the bakery decision by August 17, 2014, any remaining amount of the holdback would be distributed to BBU. The holdback fair value of $7.6 million represented our assessment, at the time of acquisition for inclusion into the purchase price allocation, of the probability that we would terminate the co-pack arrangement and/or open the Stockton bakery. This probability was assessed at each reporting period and changes in the fair value of the holdback were recorded through earnings in the period of change. There were no changes as a result of the probability assessment in the second or third quarter of fiscal 2013. We initially notified BBU of our intent to terminate the co-pack agreement during the fourth quarter of fiscal 2013 and, upon completion of these notifications, we received $7.5 million during the first quarter of fiscal 2014. This holdback amount was recorded as a current receivable at December 28, 2013 on the Consolidated Balance Sheet. As a result of our initial notification, during the fourth quarter of fiscal 2013, we recorded a $0.1 million reduction to the fair value of the holdback (recorded in selling, distribution and administrative expense). The final delivery date under the supply agreement was February 14, 2014.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2013. The acquisition was cycled early in our third quarter and is not applicable to the twelve weeks results. Unaudited pro forma consolidated results of operations for the Sara Lee and Earthgrains asset acquisitions are not included because the company determined that it is immaterial to our Condensed Consolidated Statements of Income (amounts in thousands, except per share data).

For the Forty Weeks Ended October 5, 2013
Sales:
As reported	$2,907,455
Pro forma	$2,907,455
Net income:
As reported	$192,374
Pro forma	$187,087
Basic net income per common share:
As reported	$0.93
Pro forma	$0.90
Diluted net income per common share:
As reported	$0.91
Pro forma	$0.88

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

5. GOODWILL AND OTHER INTANGIBLES

The table below summarizes our goodwill and other intangible assets at October 4, 2014 and December 28, 2013, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 4, 2014	December 28, 2013
Goodwill	$282,960	$282,404
Amortizable intangible assets, net of amortization	192,669	201,710
Indefinite-lived intangible assets	455,000	455,000

Total goodwill and other intangible assets	$930,629	$939,114

The changes in the carrying amount of goodwill, by segment, during the forty weeks ended October 4, 2014 are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of December 28, 2013	$277,927	$4,477	$282,404
Goodwill impairment (Note 16)	(2,624)	—	(2,624)
Change in goodwill due to acquisition fair value assessment (Note 4)	3,180	—	3,180

Balance as of October 4, 2014	$278,483	$4,477	$282,960

The beginning segment goodwill balances have been recast by $2.6 million for a plant changed from the warehouse segment to the DSD segment during the first quarter of fiscal 2014.

As of October 4, 2014 and December 28, 2013, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 4, 2014			December 28, 2013
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$13,573	$58,154	$71,727	$11,697	$60,030
Customer relationships	169,921	39,180	130,741	169,921	32,688	137,233
Non-compete agreements	4,274	3,213	1,061	4,274	2,751	1,523
Distributor relationships	4,123	1,410	2,713	4,123	1,199	2,924
Supply agreement	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$58,426	$192,669	$251,095	$49,385	$201,710

Aggregate amortization expense for the twelve and forty weeks ending October 4, 2014 and October 5, 2013 were as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 4, 2014	$2,705
For the twelve weeks ended October 5, 2013	$2,772
For the forty weeks ended October 4, 2014	$9,041
For the forty weeks ended October 5, 2013	$9,059

There are $455.0 million of indefinite life intangible assets at October 4, 2014 and December 28, 2013. These assets are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. During the fourth quarter each year, we perform an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits. In the event this analysis determines the fair value of the assets to be below carrying value an impairment charge would result.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2014	$2,883
2015	$11,478
2016	$11,052
2017	$10,580
2018	$10,432

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,700 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 4, 2014	$4,875
For the twelve weeks ended October 5, 2013	$3,906
For the forty weeks ended October 4, 2014	$15,586
For the forty weeks ended October 5, 2013	$11,661

At October 4, 2014 and December 28, 2013, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 4, 2014	December 28, 2013
Distributor notes receivable	$176,737	$161,560
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	19,930	18,715

Long-term portion of distributor notes receivable	$156,807	$142,845

At October 4, 2014 and December 28, 2013, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 4, 2014 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $423.8 million while the carrying value is $399.3 million on October 4, 2014. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of October 4, 2014, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(27.1) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(21.8)	$(0.6)	$—	$(22.4)
Other long-term	(4.2)	(0.5)	—	(4.7)

Total	(26.0)	(1.1)	—	(27.1)

Net Fair Value	$(26.0)	$(1.1)	$—	$(27.1)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at October 4, 2014 and December 28, 2013 qualified for hedge accounting, except for certain immaterial weather derivatives in fiscal 2013.

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

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives designated as hedging instruments	October 4, 2014		December 28, 2013		October 4, 2014		December 28, 2013
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Commodity contracts	Other current assets	—	Other current assets	162	Other current liabilities	22,380	Other current liabilities	10,625
Commodity contracts	Other long term assets	—	Other long term assets	—	Other long term liabilities	4,676	Other long term liabilities	1,095

Total		$—		$162		$27,056		$11,720

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedge Relationships(2)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the twelve weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(2)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the twelve weeks ended
	October 4, 2014	October 5, 2013		October 4, 2014	October 5, 2013
Interest rate contracts	$36	$26	Interest (expense) income	$—	$(13)
Commodity contracts	(9,128)	(1,611)	Production costs(1)	1,181	(5,893)

Total	$(9,092)	$(1,585)		$1,181	$(5,906)

Derivatives in Cash Flow Hedge Relationships(2)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the forty weeks ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(2)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the forty weeks ended
	October 4, 2014	October 5, 2013		October 4, 2014	October 5, 2013
Interest rate contracts	$119	$(241)	Interest (expense) income	$—	$(502)
Commodity contracts	(10,027)	(16,883)	Production costs(1)	(2,249)	(13,298)

Total	$(9,908)	$(17,124)		$(2,249)	$(13,800)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at October 4, 2014:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$1.3	$1.2	$2.5
Expiring in 2014	(0.3)	—	(0.3)
Expiring in 2015	16.1	—	16.1
Expiring in 2016	0.8	—	0.8

Total	$17.9	$1.2	$19.1

As of October 4, 2014, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in millions):

Notional amount
Wheat contracts	$127.8
Soybean oil contracts	35.4
Natural gas contracts	15.8

Total	$179.0

The company’s derivative instruments contain no credit-risk-related contingent features at October 4, 2014. As of October 4, 2014 and December 28, 2013, the company had $32.3 million and $16.9 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at October 4, 2014 and December 28, 2013 (amounts in thousands):

	October 4, 2014	December 28, 2013
Unsecured credit facility	$26,600	$44,200
Unsecured new term loan	277,500	296,250
4.375% senior notes due 2022	399,280	399,207
Accounts receivable securitization	70,000	150,000
Capital lease obligations	24,726	15,649
Other notes payable	18,517	18,444

	816,623	923,750
Current maturities of long-term debt and capital lease obligations	35,654	31,272

Total long-term debt and capital lease obligations	$780,969	$892,478

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of October 4, 2014 and December 28, 2013, the bank overdraft balance was $13.3 million and $16.3 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.4 million and $15.5 million at October 4, 2014 and December 28, 2013, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million (ii) extended the term one year to August 7, 2016 and (iii) made certain other conforming changes. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 4, 2014 and December 28, 2013, the company had $70.0 million and $150.0 million, respectively, outstanding under the facility. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility. On October 4, 2014, the company had $130.0 million available under its facility for working capital and general corporate purposes.

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

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $26.6 million and $44.2 million in outstanding borrowings under the credit facility at October 4, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the forty weeks ended October 4, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the forty weeks ended October 4, 2014, the company borrowed $892.9 million in revolving borrowings under the credit facility and repaid $910.5 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On October 4, 2014, the company had $458.0 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of October 4, 2014, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2014	$9,700
2015	34,496
2016	144,437
2017	121,935
2018	96,290
2019	10,476
2020 and thereafter	401,493

Total	$818,827

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 4, 2014 and December 28, 2013, there was $24.7 million and $15.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 4, 2014 and October 5, 2013 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net income	$44,599	$33,888	$147,729	$192,374

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,084	208,428	209,573	207,747

Basic earnings per common share	$0.21	$0.16	$0.70	$0.93

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,084	208,428	209,573	207,747
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	3,070	3,936	3,432	3,980

Diluted weighted average shares outstanding for common stock	213,154	212,364	213,005	211,727

Diluted earnings per common share	$0.21	$0.16	$0.69	$0.91

There were approximately 59,000 shares excluded from the computation of diluted earnings per share during the forty weeks ended October 5, 2013 because their effect would have been anti-dilutive. There were no anti-dilutive shares for the remaining periods.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on October 4, 2014.

The stock option activity for the forty weeks ended October 4, 2014 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2013	8,112	$10.89
Exercised	(1,565)	$10.92

Outstanding at October 4, 2014	6,547	$10.89	2.43	$48,147

Exercisable at October 4, 2014	6,547	$10.89	2.43	$48,147

The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 4, 2014 and October 5, 2013 were as follows (amounts in thousands):

	October 4, 2014	October 5, 2013
Cash received from option exercises	$17,096	$11,216
Cash tax windfall, net	$3,871	$4,594
Intrinsic value of stock options exercised	$13,995	$14,727

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

As of October 4, 2014, there was $6.2 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

As of October 4, 2014, there was $5.9 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Contingent Restricted Stock Issuance

In connection with the vesting of the performance-contingent restricted stock granted in July 2012, during the forty weeks ended October 4, 2014, an additional 193,756 common shares were issued because the company exceeded the median TSR of its peer group and payout was 195% of the target grant (“TSR modifier”) and an additional 50,939 common shares were issued because the company’s ROIC exceeded its WACC by the maximum amount and payout was 125% of the target grant (“ROIC modifier”). At vesting the company paid accumulated dividends of $0.4 million. The tax windfall at vesting of these awards was $2.7 million.

The company’s performance-contingent restricted stock activity during the quarter ended October 4, 2014, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2013	1,229	$15.88
Initial 2014 grant at target	732	$22.72
Incremental shares issued for the 2012 ROIC modifier	51	$14.37
Incremental shares issued for the 2012 TSR modifier	194	$15.45
2012 Vested	(653)	$15.03
Forfeited	(43)	$19.78

Nonvested at October 4, 2014	1,510	$19.35

As of October 4, 2014, there was a total of $12.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of shares vested during the period ended October 4, 2014 was $13.6 million.

Deferred and Restricted Stock

Pursuant to the Omnibus Plan and the preceding EPIP, the company allows non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock has a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. During the forty weeks ended October 4, 2014, cash pay was converted into an aggregate of 36,425 shares. The company records compensation expense for this deferred stock over the two-year minimum vesting period based on the closing price of the company’s common stock on the date of conversion. During the forty weeks ended October 4, 2014, a total of 18,330 previously deferred shares were distributed.

Pursuant to the Omnibus Plan and the preceding EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2014, non-employee directors were granted an aggregate of 60,300 shares of deferred stock. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During the forty weeks ended October 4, 2014, a total of 27,075 previously deferred shares were distributed.

A total of 105,621 shares of previously vested and deferred awards were also distributed during the forty weeks ended October 4, 2014. A director retired on May 21, 2014 and the cumulative deferred shares (including retainer conversions and annual grants) were issued at that time.

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

The deferred and restricted stock activity for the forty weeks ended October 4, 2014 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 28, 2013	177	$18.92
Deferred stock granted	97	$20.47
Deferred stock vested	(78)	$19.07
Deferred stock forfeited	(19)	$19.03

Nonvested at October 4, 2014	177	$20.01

As of October 4, 2014, there was $2.1 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 1.6 years. There was a tax windfall of $0.6 million on the distribution of deferred share awards during the forty weeks ended October 4, 2014.

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

The fair value of the rights at October 4, 2014 ranged from $9.62 to $12.03. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 4, 2014: dividend yield 2.30%; expected volatility 22.0%; risk-free interest rate 0.11% and expected life of 0.10 years to 0.85 years.

There were 21,768 shares exercised during the forty weeks ended October 4, 2014 for a total value of $0.3 million.

The rights activity for the forty weeks ended October 4, 2014 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Grant Date Fair Value	Aggregate Liability
Outstanding at December 28, 2013	141	$7.26	$1,982
Rights exercised	(22)	$6.25

Outstanding at October 4, 2014	119	$7.44	$1,295

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and forty week periods ended October 4, 2014 and October 5, 2013, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Stock options	$—	$380	$197	$1,397
Performance-contingent restricted stock awards	3,527	2,463	12,714	8,710
Deferred and restricted stock	482	446	1,663	1,323
Stock appreciation rights	(297)	(281)	(388)	1,268

Total stock based compensation	$3,712	$3,008	$14,186	$12,698

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at October 4, 2014 as compared to accounts at December 28, 2013 (amounts in thousands):

	October 4, 2014	December 28, 2013
Current benefit liability	$1,301	$1,301
Noncurrent benefit liability	$22,048	$44,226
Accumulated other comprehensive loss, net of tax	$50,684	$51,099

Defined Benefit Plans and Nonqualified Plan

The company has noncontributory defined benefit pension plans operated by trustees that cover certain employees. The benefits are based on years of service and the employees’ career earnings. The plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”). As of October 4, 2014, the assets of the plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. Effective January 1, 2006, the company curtailed the defined benefit plan that covers the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company continues to maintain a plan that covers a small number of certain union employees. During the forty weeks ended October 4, 2014 the company contributed $13.0 million to company pension plans. We do not expect to make additional contributions during the remainder of our fiscal 2014.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Service cost	$148	$163	$493	$544
Interest cost	4,944	4,636	16,481	15,453
Expected return on plan assets	(7,804)	(6,618)	(26,013)	(22,061)
Amortization of net loss	444	1,425	1,480	4,751

Total net periodic benefit income	$(2,268)	$(394)	$(7,559)	$(1,313)

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

The net periodic postretirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Service cost	$87	$79	$290	$263
Interest cost	103	88	343	293
Amortization of prior service (credit) cost	(108)	(60)	(360)	(199)
Amortization of net (gain) loss	(133)	(184)	(444)	(614)

Total net periodic benefit income	$(51)	$(77)	$(171)	$(257)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the forty weeks ended October 4, 2014 and October 5, 2013, the total cost and employer contributions were $20.1 million and $17.8 million, respectively.

The company acquired Lepage Bakeries, Inc. in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan was merged into the Flowers Foods 401(k) Retirement Savings Plan on December 31, 2013.

14. INCOME TAXES

The company’s effective tax rate for the forty weeks ending October 4, 2014 was 35.1%, significantly higher than the rate of 28.1% for the forty weeks ending October 5, 2013. The prior year’s rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The prior year gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 6.5%. For the current quarter, the primary differences in the effective rate and the federal statutory rate are additions for state income taxes, offset by reductions for the Section 199 qualifying production activities deduction.

During the forty weeks ended October 4, 2014, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was not material. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD segment primarily produces fresh packaged bread, rolls, tortillas, and snack products and the warehouse segment produces frozen bread and rolls and snack products. Effective the first day of fiscal 2014, we reclassified our tortilla operation from a warehouse segment bakery to the DSD segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change. The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations in these reportable segments (including recasting the prior year for the reclassified bakery) is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
SALES:
DSD segment	$732,059	$753,813	$2,487,162	$2,464,881
Warehouse segment	159,503	175,919	558,175	608,875
Eliminations: Sales from warehouse delivery to DSD	(28,417)	(27,292)	(99,867)	(94,756)
Sales from DSD segment to warehouse delivery segment	(13,785)	(23,948)	(58,972)	(71,545)

	$849,360	$878,492	$2,886,498	$2,907,455

DEPRECIATION AND AMORTIZATION:
DSD segment	$26,015	$26,119	$87,286	$77,353
Warehouse segment	3,469	3,558	11,649	11,945
Unallocated corporate costs (1)	3	160	(249)	471

	$29,487	$29,837	$98,686	$89,769

INCOME FROM OPERATIONS:
DSD segment	$67,740	$62,035	$226,935	$289,464
Warehouse segment	11,833	8,589	39,402	42,659
Unallocated corporate costs (1)	(9,192)	(17,296)	(32,374)	(53,990)

	$70,381	$53,328	$233,963	$278,133

INTEREST EXPENSE	$(6,285)	$(7,077)	$(21,902)	$(22,087)
INTEREST INCOME	$4,875	$3,906	$15,586	$11,661

INCOME BEFORE INCOME TAXES	$68,971	$50,157	$227,647	$267,707

The assets by segment as of October 4, 2014 and December 28, 2013 were as follows (amounts in thousands):

	As of
	October 4, 2014	December 28, 2013
Assets:
DSD segment	$2,137,821	$2,163,606
Warehouse segment	205,292	216,194
Other(2)	134,091	124,214

	$2,477,204	$2,504,014

(1)	Represents the company’s corporate head office amounts and acquisition costs.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, debt, deferred taxes, and deferred financing costs.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Twelve Weeks Ended October 4, 2014			For the Twelve Weeks Ended October 5, 2013
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$450,263	$29,126	$479,389	$450,280	$32,410	$482,690
Store Branded Retail	108,272	27,541	135,813	118,973	30,207	149,180
Non-retail and Other	159,739	74,419	234,158	160,612	86,010	246,622

Total	$718,274	$131,086	$849,360	$729,865	$148,627	$878,492

	For the Forty Weeks Ended October 4, 2014			For the Forty Weeks Ended October 5, 2013
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,517,674	$100,071	$1,617,745	$1,472,652	$112,819	$1,585,471
Store Branded Retail	376,339	96,425	472,764	390,254	112,566	502,820
Non-retail and Other	534,177	261,812	795,989	530,430	288,734	819,164

Total	$2,428,190	$458,308	$2,886,498	$2,393,336	$514,119	$2,907,455

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

The company is also selling certain plants and depots from the Acquired Hostess Bread Assets purchased in July 2013. These assets were originally recorded as held and used in the purchase price allocation in Note 4, Acquisitions, above. Subsequent to the acquisition, we determined that some of the acquired plants and depots do not meet our long-term strategy. As a result, we are in the process of selling them. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below. During the forty weeks ended October 4, 2014, the company received $6.4 million on the sale of thirteen Acquired Hostess Bread Asset depots.

During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). The company relocated our flour tortilla equipment to an existing manufacturing facility and continues to sell these products through our DSD segment. The disposal group sale closed August 13, 2014 for a sale price of $8.4 million in cash. The carrying value of the assets sold was $7.6 million and was presented in “Assets Held for Sale” as of July 12, 2014 because the disposal group met the requirements for held for sale classification on that balance sheet date. Assets not included in the disposal group were either transferred to other plants or were scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the forty weeks ended October 4, 2014. These impairments are recorded on the Condensed Consolidated Statements of Income in the line item “Impairment of assets”. The total gain on the divestiture was $1.8 million, of which $0.8 million related to property, plant and equipment recorded as held for sale in our quarter ended July 12, 2014, and is recorded on the Condensed Consolidated Statements of Income in the line item “Selling, distribution and administrative expenses”. We also incurred costs of $0.8 million included in the Condensed Consolidated Statements of Income line item “Materials, supplies, labor, and other production costs, excluding depreciation” relating to severance and inventory. The total costs for fiscal 2014 relating to the divestiture were $3.5 million. Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of October 4, 2014 and December 28, 2013, respectively (amounts in thousands):

	October 4, 2014	December 28, 2013
Distributor territories	$21,187	$26,564
Acquired Hostess Bread Assets plants and depots	23,872	22,743
Other	5,396	5,445

Total assets held for sale	$50,455	$54,752

17. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 4, 2014, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty week periods ended October 4, 2014 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the two comparative quarters presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•	Hostess Asset Purchases — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began the re-introduction of certain of the Acquired Hostess Bread brands in our third quarter of fiscal 2013. We have not completed our assessment of the plants and depots, but we have determined that we intend to sell certain plants and depots that do not fit into our long-term operating strategy. During the forty weeks ended October 4, 2014, the company received $6.4 million on the sale of thirteen Acquired Hostess Bread Asset depots with additional plants and depots classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We sold three plants and two depots subsequent to October 4, 2014 for $12.0 million in cash, which will be included in our fourth quarter financial statements. We expect these sales to continue throughout fiscal 2014 and into fiscal 2015. Also, we recorded carrying costs, including depreciation, associated with all of the Acquired Hostess Bread Asset plants and depots of approximately $3.6 million and $14.8 million during the twelve and forty weeks ended October 4, 2014, respectively, in our Condensed Consolidated Statements of Income. The carrying costs were $5.3 million for the twelve and forty weeks ended October 5, 2013.

•	Opening of the Henderson, Nevada Plant — During the fourth quarter of fiscal 2013, we opened the bread line at a plant that was acquired as a part of the Acquired Hostess Bread Assets. We also opened the bun line during the second quarter of fiscal 2014. This plant increased our capacity for the California market.

•	Opening of the Modesto, California Bread Line — During the first quarter of fiscal 2014, we added a bread line at a plant we acquired in fiscal 2013 that originally produced only buns. This new line increases our capacity for the California market.

•	Opening of the Knoxville, Tennessee Plant — During the second quarter of fiscal 2014, we opened another plant that was acquired as a part of the Acquired Hostess Bread Assets. This plant operates a single bread line and increases our capacity in Tennessee, Kentucky, and Ohio. We anticipate adding a bun line in the future at this plant.

•	Amendment to the Credit Facility and Term Loan — On February 14, 2014, we announced that we amended our existing senior unsecured revolving loan facility previously amended and restated on May 20, 2011 and the term loan agreement dated April 5, 2013. The amendment to the senior unsecured revolving loan facility reduced the applicable interest rate and extended the maturity date to February 14, 2019. The amendment to the term loan agreement reduced the applicable interest rate.

•

Plant Sale — During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). The company relocated our flour tortilla equipment to an existing manufacturing facility and continues to sell these products through our DSD segment. The disposal group sale closed August 13, 2014 for a sale price of $8.4 million in cash. The carrying value of the assets sold was $7.6 million and was presented in “Assets Held for Sale” as of July 12, 2014 because the disposal group met the requirements for held for sale classification on that balance sheet date. Assets not included in the disposal group were either transferred to other plants or were scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the forty weeks ended October 4, 2014. These impairments are recorded on the Condensed Consolidated Statements of Income in the line item “Impairment of assets”. The total gain on the divestiture was $1.8 million, of which $0.8 million related to property, plant and equipment recorded as held for sale in our quarter ended July 12, 2014, and is recorded on the Condensed Consolidated Statements of Income in the line item “Selling, distribution and administrative expenses”. We also incurred costs of $0.8 million included in the Condensed Consolidated Statements of Income line item “Materials, supplies, labor, and other production costs, excluding depreciation” relating to severance and inventory. The total costs for fiscal 2014 relating to the divestiture were $3.5 million.

•	Amendment to the Accounts Receivable Securitization facility — On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million (ii) extended the term one year to August 7, 2016 and (iii) made certain other conforming changes.

•	Pension Risk Mitigation Plan — In September, 2014, the Company announced a one-time voluntary lump sum offer to approximately 2,500 former employees who have not yet started receiving monthly payments of their vested pension benefit from its tax-qualified pension plans. Eligible former employees had until October 31, 2014 to voluntarily accept the offer.

The offer supports the Company’s pension risk management strategy and is estimated to reduce total pension plan obligations by approximately 10%, without reducing benefits to those former employees. Distributions to eligible former employees will be made out of existing plan assets in December 2014. The Company will not be required to make additional contributions into these plans as a result of the lump sum payments.

Based on the initial acceptance rate of 60%, the Company expects to recognize a one-time, non-cash settlement charge in the fourth quarter of 2014. At this participation level, the Company is expecting to incur a non-cash charge in the range of $14 - $15 million during the fourth quarter. The Company will not be able to determine the final amount of the non-cash charge until all acceptances are processed; the actual amount will also depend on the return on plan assets and various actuarial assumptions, including discount rate and mortality at the measurement date.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 46 bakeries in 16 states that produce a wide range of breads, buns, rolls, and snack cakes. These products are marketed fresh to approximately 80% of the U.S. population or are sold fresh and frozen nationally.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. Direct Store Delivery (“DSD”) segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. Our DSD segment reaches approximately 80% of the U.S. population with fresh bakery foods. The warehouse segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD segment or warehouse segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to develop efficient production processes, use technology effectively, provide consistently excellent quality, and offer a good working environment for team members. During the forty weeks ended October 4, 2014, we had capital expenditures of $58.6 million.

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

Competition and risks

In January 2012, Hostess filed for bankruptcy. By the end of 2012, Hostess, which had been in bankruptcy for six of the last nine years, ceased production and announced it would liquidate. At that time, Hostess immediately stopped production and sold out their remaining inventory. Hostess discontinued serving their customers by late November 2012. These events impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. The Hostess cake products were re-introduced into the market in July 2013 by a new and separate company formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the third quarter of fiscal 2014 decreased 3.3% from the third quarter of fiscal 2013. This decrease was primarily due to declining cake volumes caused by the re-introduction of the Hostess cake products and lower store brand and foodservice volumes.

The current economic environment and competitive landscape in the baking industry is currently experiencing volatility. The baking industry will continue to see market fluctuations in the near-term as companies compete for market position in the wake of the Hostess liquidation.

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve week periods ended October 4, 2014 and October 5, 2013, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013	Dollars	%
Sales
DSD segment	$718,274	$729,865	84.6	83.1	$(11,591)	(1.6)
Warehouse segment	131,086	148,627	15.4	16.9	(17,541)	(11.8)

Total	$849,360	$878,492	100.0	100.0	$(29,132)	(3.3)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$347,361	$353,276	48.4	48.4	$(5,915)	(1.7)
Warehouse segment (1)	95,617	114,522	72.9	77.1	(18,905)	(16.5)

Total	$442,978	$467,798	52.2	53.3	$(24,820)	(5.3)

Selling, distribution and administrative expenses
DSD segment (1)	$277,158	$288,435	38.6	39.5	$(11,277)	(3.9)
Warehouse segment(1)	20,167	21,958	15.4	14.8	(1,791)	(8.2)
Corporate(2)	9,189	17,136	—	—	(7,947)	(46.4)

Total	$306,514	$327,529	36.1	37.3	$(21,015)	(6.4)

Depreciation and amortization
DSD segment(1)	$26,015	$26,119	3.6	3.6	$(104)	(0.4)
Warehouse segment(1)	3,469	3,558	2.6	2.4	(89)	(2.5)
Corporate(2)	3	160	—	—	(157)	NM

Total	$29,487	$29,837	3.5	3.4	$(350)	(1.2)

Income from operations
DSD segment(1)	$67,740	$62,035	9.4	8.5	$5,705	9.2
Warehouse segment(1)	11,833	8,589	9.0	5.8	3,244	37.8
Corporate(2)	(9,192)	(17,296)	—	—	8,104	46.9

Total	$70,381	$53,328	8.3	6.1	$17,053	32.0

Interest expense, net	$1,410	$3,171	0.2	0.4	$(1,761)	(55.5)
Income taxes	$24,372	$16,269	2.9	1.9	$8,103	49.8

Net income	$44,599	$33,888	5.3	3.9	$10,711	31.6

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty week periods ended October 4, 2014 and October 5, 2013, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013	Dollars	%
Sales
DSD segment	$2,428,190	$2,393,336	84.1	82.3	$34,854	1.5
Warehouse segment	458,308	514,119	15.9	17.7	(55,811)	(10.9)

Total	$2,886,498	$2,907,455	100.0	100.0	$(20,957)	(0.7)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD segment(1)	$1,159,714	$1,139,709	47.8	47.6	$20,005	1.8
Warehouse segment(1)	337,160	385,001	73.6	74.9	(47,841)	(12.4)

Total	$1,496,874	$1,524,710	51.9	52.4	$(27,836)	(1.8)

Selling, distribution and administrative expenses
DSD segment(1)	$949,766	$936,881	39.1	39.1	$12,885	1.4
Warehouse segment(1)	70,097	74,514	15.3	14.5	(4,417)	(5.9)
Corporate(2)	32,623	53,519	—	—	(20,896)	(39.0)

Total	$1,052,486	$1,064,914	36.5	36.6	$(12,428)	(1.2)

Impairment of assets
DSD segment(1)	$4,489	$—	0.2	—	$4,489	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$4,489	$—	0.2	—	$4,489	NM

Depreciation and amortization
DSD segment(1)	$87,286	$77,353	3.6	3.2	$9,933	12.8
Warehouse segment(1)	11,649	11,945	2.5	2.3	(296)	(2.5)
Corporate(2)	(249)	471	—	—	(720)	NM

Total	$98,686	$89,769	3.4	3.1	$8,917	9.9

Gain on acquisition
DSD segment(1)	$—	$50,071	—	2.1	$(50,071)	NM
Warehouse segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$50,071	—	1.7	$(50,071)	NM

Income from operations
DSD segment(1)	$226,935	$289,464	9.3	12.1	$(62,529)	(21.6)
Warehouse segment(1)	39,402	42,659	8.6	8.3	(3,257)	(7.6)
Corporate(2)	(32,374)	(53,990)	—	—	21,616	40.0

Total	$233,963	$278,133	8.1	9.6	$(44,170)	(15.9)

Interest expense, net	$6,316	$10,426	0.2	0.4	$(4,110)	(39.4)
Income taxes	$79,918	$75,333	2.8	2.6	$4,585	6.1

Net income	$147,729	$192,374	5.1	6.6	$(44,645)	(23.2)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 4, 2014 COMPARED TO TWELVE WEEKS ENDED OCTOBER 5, 2013

Consolidated Sales.

	For the Twelve Weeks Ended October 4, 2014		For the Twelve Weeks Ended October 5, 2013		% Decrease
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$479,389	56.4%	$482,690	54.9%	(0.7)%
Store Branded Retail	135,813	16.0	149,180	17.0	(9.0)%
Non-Retail and Other	234,158	27.6	246,622	28.1	(5.1)%

Total	$849,360	100.0%	$878,492	100.0%	(3.3)%

The 3.3% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.1%
Volume	(4.4)%

Total Percentage Change in Sales	(3.3)%

Sales category discussion

The favorable pricing/mix was due to a shift in mix from lower priced store branded bread and rolls and cake items to higher priced branded bread and rolls, partially offset by a competitive pricing environment. The company also exited certain store brand business. We continue to experience heavy promotional activity in the branded category. Volume declines were primarily driven by decreases in our cake business, store branded bread and rolls and foodservice products. The re-introduction of the Hostess cake products negatively impacted both branded and store branded cake. The slight decrease in branded retail sales was due to volume declines in branded cake and pricing declines, mostly offset by volume gains from the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years). The decrease in store branded retail sales was due to significant volume decreases in almost all categories as consumers have shifted to branded breads and our exit from certain store branded programs. Non-retail and other sales, which include contract manufacturing, vending and foodservice, decreased mainly due to volume decreases in foodservice sales, partially offset by positive price/mix.

Direct-Store-Delivery Sales.

	For the Twelve Weeks Ended October 4, 2014		For the Twelve Weeks Ended October 5, 2013		% Increase (Decrease)
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$450,263	62.7%	$450,280	61.7%	—%
Store Branded Retail	108,272	15.1	118,973	16.3	(9.0)%
Non-Retail and Other	159,739	22.2	160,612	22.0	(0.5)%

Total	$718,274	100.0%	$729,865	100.0%	(1.6)%

The 1.6% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.3%
Volume	(1.9)%

Total Percentage Change in Sales	(1.6)%

Sales category discussion

Overall, volume growth in our branded retail sales was offset by negative pricing/mix as well as volume declines in our store branded and non-retail and other products. The marketplace continues to be highly competitive. Branded retail sales were consistent with the same period in the prior year due to volume gains primarily from the Acquired Hostess Bread Assets and sales growth in our expansion markets being offset by pricing declines and volume declines in branded cake. Branded cake volumes declined due to the re-introduction of the Hostess cake items. The decrease in store branded retail was due to volume declines in almost all categories due to consumers shifting to branded products and the exit by the company of certain store branded business.

Warehouse Segment Sales.

	For the Twelve Weeks Ended October 4, 2014		For the Twelve Weeks Ended October 5, 2013		% Decrease
Sales Category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$29,126	22.2%	$32,410	21.8%	(10.1)%
Store Branded Retail	27,541	21.0	30,207	20.3	(8.8)%
Non-Retail and Other	74,419	56.8	86,010	57.9	(13.5)%

Total	$131,086	100.0%	$148,627	100.0%	(11.8)%

The 11.8% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.1%
Volume	(11.9)%

Total Percentage Change in Sales	(11.8)%

Sales category discussion

Overall, significant volume declines in all categories drove the decrease. The re-introduction of the Hostess cake items negatively impacted the warehouse segment. The decrease in branded retail was primarily the result of decreased branded snack cake volume, partially offset by price/mix increases. The decrease in store branded retail was due to volume decreases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to much lower foodservice and vending volume and negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.8%	26.9%	(1.1)%
Workforce-related costs	14.1	13.2	0.9
Packaging	4.5	4.6	(0.1)
Utilities	1.8	1.6	0.2
Other	6.0	7.0	(1.0)

Total	52.2%	53.3%	(1.1)%

Overall, the decrease was attributable to lower ingredient costs and lower sales of outside purchased product (sales with no associated ingredient cost) as a percent of sales, partially offset by lower production volumes for the warehouse segment and higher workforce-related costs. The cost of the outside purchases is included in the other line item component and was largely comprised of the Sara Lee California product purchases from BBU in the prior year. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils, cocoa and flour, partially offset by higher costs for gluten and decreases in outside purchased product (sales with no associated ingredient costs). Increases in workforce-related costs as a percent of sales primarily resulted from lower sales and less outside purchased product (sales with no associated workforce-related costs). The decrease in the other line item is primarily driven by much lower outside purchased product.

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.4%	24.3%	(0.9)%
Workforce-related costs	12.3	11.6	0.7
Packaging	3.4	3.5	(0.1)
Utilities	1.7	1.6	0.1
Other	7.6	7.4	0.2

Total	48.4%	48.4%	—%

The DSD segment’s decrease in ingredient costs as a percent of sales was largely due to lower prices for flour, sweeteners and oils, partially offset by higher gluten prices and decreases in outside purchased product (sales with no associated ingredient costs). The cost of the outside purchased product is included in the other line item component and was largely comprised of the Sara Lee California product purchases from BBU in the prior year. Increases in workforce-related costs as a percent of sales primarily resulted from decreases in outside purchased product (sales with no associated workforce-related costs) and lower sales. The other line item increased due to lower volumes and lower sales to the warehouse segment, partially offset by the decrease in outside purchased product.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.4%	39.6%	(0.2)%
Workforce-related costs	23.8	20.7	3.1
Packaging	11.1	9.9	1.2
Repairs and maintenance	2.7	2.5	0.2
Utilities	2.1	1.9	0.2
Other	(6.2)	2.5	(8.7)

Total	72.9%	77.1%	(4.2)%

Increases in workforce-related costs as a percent of sales were attributable to significantly lower sales volumes and increased sales to the DSD segment (workforce-related costs with no associated sales). Packaging increased due to price increases and higher sales to the DSD segment (packaging costs with no associated sales). Decreases in product purchases from the DSD segment and increases in sales to the DSD segment, largely due to the tortilla facility sale, as well as improved manufacturing efficiencies resulted in the decrease in the other line item as a percentage of sales.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.6%	17.7%	(1.1)%
Distributor distribution fees	14.0	12.9	1.1
Other	5.5	6.7	(1.2)

Total	36.1%	37.3%	(1.2)%

The distributor distribution fees increased due to the conversion of the Lepage Bakeries, Inc. (“Lepage”) and California routes to independent distributors, as well as the DSD segment comprising a larger percentage of consolidated sales. The decrease in workforce-related costs was due to lower employee incentive costs and the conversion to independent distributors. Prior year acquisition-related costs of $7.0 million primarily caused the decline in the other line item component as well as lower marketing spending.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.7%	18.1%	(1.4)%
Distributor distribution fees	16.5	15.5	1.0
Other	5.4	5.9	(0.5)

Total	38.6%	39.5%	(0.9)%

The decrease in workforce-related costs as a percentage of sales was attributable to lower employee incentive costs and the conversion to independent distributors for Lepage and California routes, partially offset by higher costs associated with expansion into new markets. The distributor distribution fees increased due to the conversion to independent distributors discussed above. The decrease in the other line item is largely attributable to higher marketing spending in the prior year for the acquired Hostess bread brands, the Tastykake brand and new market expansions.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.5%	8.8%	(0.3)%
Freezer storage/rent	2.0	1.8	0.2
Distribution costs	0.8	0.8	—
Other	4.1	3.4	0.7

Total	15.4%	14.8%	0.6%

Lower sales that spread fixed costs over a smaller sales base drove the overall increase in selling, distribution and administrative expenses as a percent of sales which was partially offset by lower employee incentive costs as a percent of sales.

Impairment of assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense was consistent with the third quarter of fiscal 2013.

The DSD segment’s depreciation and amortization expense was consistent with the same period in the prior year.

Lower sales resulted in the increase in the warehouse segment’s depreciation and amortization expense as a percent of sales as compared to third quarter of fiscal 2013.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Income from operations	Favorable Percentage
DSD segment	9.2%
Warehouse segment	37.8
Unallocated corporate	46.9
Consolidated	32.0%

The favorable increase in the DSD segment income was driven by lower ingredient costs, partially offset by sales declines. The favorable increase in the warehouse segment income from operations was primarily due to exiting lower margin store brand business, partially offset by significant sales decreases as discussed above. The favorable change in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Bread Assets in 2013 and higher pension income in the third quarter of fiscal 2014 compared to the third quarter of 2013. Decreases in workforce-related costs due to lower employee incentive costs across all segments also contributed to the favorable increases to income from operations.

Net Interest Expense. The decrease was related to higher interest income in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 due to the increase in distributor notes receivables outstanding. In addition, lower outstanding debt obligations resulted in decreased interest expense in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

Income Taxes. The effective tax rate for the third quarter of fiscal 2014 was 35.3% compared to 32.4% in the third quarter of the prior year. The increase in the rate is primarily due to discrete tax benefits recorded in the prior year related to the expiration of the statute of limitations on uncertain tax positions. The other most significant differences in the effective rate and the federal statutory rate are additions for state income taxes, offset by reductions for the Section 199 qualifying production activities deduction.

FORTY WEEKS ENDED OCTOBER 4, 2014 COMPARED TO FORTY WEEKS ENDED OCTOBER 5, 2013

Consolidated Sales.

	For the Forty Weeks Ended October 4, 2014		For the Forty Weeks Ended October 5, 2013		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,617,745	56.0%	$1,585,471	54.5%	2.0%
Store Branded Retail	472,764	16.4	502,820	17.3	(6.0)%
Non-Retail and Other	795,989	27.6	819,164	28.2	(2.8)%

Total	$2,886,498	100.0%	$2,907,455	100.0%	(0.7)%

The 0.7% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.6%
Volume	(2.8)%
Acquisition	0.5%

Total Percentage Change in Sales	(0.7)%

Sales category discussion

We experienced favorable pricing/mix largely due to a shift from lower margin cake items and store branded bread and rolls to higher margin branded bread, buns and rolls. The company also exited certain store brand business. Overall, volume declines were driven by decreases in our cake business and our store branded bread and rolls and foodservice business. These decreases were partially offset by increases in our branded bread and rolls largely due to the re-introduction of the Acquired Hostess Bread Assets, growth in our expansion markets and to a lesser extent the Sara Lee California acquisition. The re-introduction of the Hostess cake brands negatively impacted our cake sales. The increase in branded retail sales was due primarily to volume increases resulting from the Acquired Hostess Bread Assets and growth in our expansion markets, partially offset by volume declines in branded cake and heavy promotional activity. The decrease in store branded retail sales was due primarily to volume decreases in store branded cake, and to a lesser extent bread and rolls. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume decreases in institutional, foodservice and vending sales, partially offset by positive pricing/mix.

Direct-Store-Delivery Sales.

	For the Forty Weeks Ended October 4, 2014		For the Forty Weeks Ended October 5, 2013		% Increase (Decrease)
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,517,674	62.5%	$1,472,652	61.5%	3.1%
Store Branded Retail	376,339	15.5	390,254	16.3	(3.6)%
Non-Retail and Other	534,177	22.0	530,430	22.2	0.7%

Total	$2,428,190	100.0%	$2,393,336	100.0%	1.5%

The 1.5% increase in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.5%
Volume	0.4%
Acquisition	0.6%

Total Percentage Change in Sales	1.5%

Sales category discussion

Overall, sales increased due to volume increases resulting from the re-introduction of the Acquired Hostess Bread Assets, growth in our expansion markets and to a lesser extent, the Sara Lee California acquisition, partially offset by declines in cake volumes. The re-introduction of the Hostess cake brands negatively impacted our sales. The increase in branded retail sales was due primarily to significant volume increases, the Sara Lee California acquisition and a shift in mix from store branded to branded products, partially offset by declines in pricing/mix. Branded white bread contributed the most growth. We continue to experience heavy promotional activity within the category. The decrease in store branded retail was due to volume declines as consumers shift to branded products, partially offset by positive pricing/mix. The company also exited certain store brand business. The slight increase in non-retail and other sales was due to positive pricing/mix, partially offset by volume decreases in institutional sales.

Warehouse Segment Sales.

	For the Forty Weeks Ended October 4, 2014		For the Forty Weeks Ended October 5, 2013		% Decrease
Sales category	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$100,071	21.8%	$112,819	21.9%	(11.3)%
Store Branded Retail	96,425	21.0	112,566	21.9	(14.3)%
Non-Retail and Other	261,812	57.2	288,734	56.2	(9.3)%

Total	$458,308	100.0%	$514,119	100.0%	(10.9)%

The 10.9% decrease in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.4%
Volume	(11.3)%

Total Percentage Change in Sales	(10.9)%

Sales category discussion

Volume declined in all categories due to decreases in our cake business associated with the re-introduction of the Hostess cake brands in the second half of fiscal 2013 as well as declines in our foodservice business. Branded and store branded retail decreased due to significant volume declines in cake, partially offset by positive pricing/mix. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to lower vending volume and decreases in foodservice price/mix and volume.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.9%	27.0%	(1.1)%
Workforce-related costs	13.7	12.8	0.9
Packaging	4.6	4.5	0.1
Utilities	1.7	1.5	0.2
Other	6.0	6.6	(0.6)

Total	51.9%	52.4%	(0.5)%

Overall, the decrease was attributable to lower ingredient costs as a percent of sales, partially offset by the carrying costs, excluding depreciation, associated with the acquired Hostess facilities increasing $5.4 million, sales declines and higher workforce-related costs. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils and flour, partially offset by higher gluten costs and decreases in outside purchases of product (sales with no associated ingredient costs). This outside purchased product is included in the other line item above and largely relates to purchases from BBU in the prior year for the Sara Lee product. Increases in workforce-related costs as a percent of sales primarily resulted from lower sales for the warehouse segment, the acquired Hostess facilities carrying costs and decreases in outside purchases of product (sales with no associated workforce-related costs).

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices. Any decrease in the availability of these agreements and instruments could increase the effective price of these raw materials to us and significantly affect our earnings.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.5%	24.3%	(0.8)%
Workforce-related costs	12.0	11.4	0.6
Packaging	3.4	3.4	—
Utilities	1.6	1.5	0.1
Other	7.3	7.0	0.3

Total	47.8%	47.6%	0.2%

The DSD segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on sweeteners, soybean oil and flour, partially offset by decreases in sales of outside purchased products (sales with no associated ingredient costs) and higher prices in other ingredients. Workforce-related costs increased as a percent of sales primarily due to the acquired Hostess facilities carrying costs and decreased outside purchased product (sales with no associated workforce-related costs). The increase in the other line item is due to decreases in sales of product to the warehouse segment and increases in purchases of product from the warehouse segment, partially offset by decreases in outside purchases of product.

The table below presents the significant components of materials, supplies, labor and other production costs for the warehouse segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.8%	39.7%	(0.9)%
Workforce-related costs	22.6	20.1	2.5
Packaging	10.9	9.8	1.1
Utilities	1.9	1.7	0.2
Other	(0.6)	3.6	(4.2)

Total	73.6%	74.9%	(1.3)%

The warehouse segment’s decrease in ingredients as a percent of sales was primarily attributed to lower ingredient pricing, partially offset by increased sales to the DSD segment (ingredient costs with no associated sales). The decreases in sales volume and increased sales to the DSD segment increased workforce-related costs as a percent of sales (workforce-related costs with no associated sales). The increase in packaging was due primarily to price increases and increased sales to the DSD segment (packaging costs with no associated sales). The decrease in the other line item is due to the factors discussed above, as well as decreases in purchases of product from the DSD segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.2%	17.6%	(0.4)%
Distributor distribution fees	13.7	12.5	1.2
Other	5.6	6.5	(0.9)

Total	36.5%	36.6%	(0.1)%

The distributor distribution fees increased due to converting the Lepage and California routes to independent distributors, as well as the DSD segment comprising a larger percentage of consolidated sales. Workforce-related costs decreased due to lower employee related incentive costs and the conversion to independent distributors, partially offset by costs associated with the Lepage integration and new market expansions and lower sales for the warehouse segment. Prior year acquisition-related costs of $17.3 million caused the majority of the decline in the other line item component.

The table below presents the significant components of our DSD segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4%	18.1%	(0.7)%
Distributor distribution fees	16.3	15.2	1.1
Other	5.4	5.8	(0.4)

Total	39.1%	39.1%	—%

The decrease in workforce-related costs was attributable to the conversion to independent distributors for Lepage products and the California market and lower employee related incentive costs. These decreases were partially offset by higher costs associated with expansion into new markets and the Lepage integration. The distributor distribution fees increased due to the conversion to independent distributors. The decrease in the other line item is mainly attributable to lower marketing spending in the current year as compared to the same period in the prior year.

The table below presents the significant components of our warehouse segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 4, 2014 % of sales	October 5, 2013 % of sales	Increase as a % of sales
Workforce-related costs	8.7%	8.7%	—%
Freezer storage/rent	2.0	1.7	0.3
Distribution costs	0.8	0.8	—
Other	3.8	3.3	0.5

Total	15.3%	14.5%	0.8%

The overall increase in selling, distribution and administrative expenses was primarily driven by significantly lower sales which spread the costs over a smaller sales base.

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

The warehouse segment’s depreciation and amortization expense increased as a percent of sales due to significantly lower sales in the current year as compared to the same period in the prior year.

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

Income From Operations. The table below summarizes the percentage change in income from operations by segment:

Income from operations	Favorable (Unfavorable) Percentage
DSD segment	(21.6)%
Warehouse segment	(7.6)
Unallocated corporate	40.0
Consolidated	(15.9)%

The unfavorable decrease in the DSD segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition in fiscal 2013 as discussed above. The gain on acquisition accounted for 17.2% of the DSD segment decrease in operating income. Excluding the gain on acquisition, the decrease was 5.2% which was driven by higher costs for the acquired Hostess facilities, the impairment charge discussed in the “Overview” above, and the Lepage integration costs, partially offset by lower ingredient costs. The unfavorable decrease in the warehouse segment income from operations was primarily due to sales decreases which were driven by volume declines as discussed above, partially offset by lower ingredient costs. The favorable decrease in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Assets and the Sara Lee California acquisition in fiscal 2013 and higher pension income in fiscal 2014 as compared to the prior year.

Net Interest Expense. The change was related to higher interest income related to the increase in distributor notes receivables outstanding.

Income Taxes. The effective tax rate for the forty weeks ended October 4, 2014 and October 5, 2013 was 35.1% and 28.1%, respectively. The prior year’s rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The prior year gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 6.5%. The other significant differences in the effective rate and the federal statutory rate are additions for state income taxes, offset by reductions for the Section 199 qualifying production activities deduction.

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

Flowers’ cash and cash equivalents were $8.1 million at October 4, 2014 and at December 28, 2013. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Forty Weeks Ended
Cash flow component	October 4, 2014	October 5, 2013	Change
Cash flows provided by operating activities	$220,242	$220,260	$(18)
Cash disbursed for investing activities	(30,309)	(477,664)	447,355
Cash (disbursed for) provided by financing activities	(190,388)	254,784	(445,172)

Total change in cash	$(455)	$(2,620)	$2,165

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	Change
Depreciation and amortization	$98,686	$89,769	$8,917
Impairment of assets	4,489	—	4,489
Gain on acquisition	—	(50,071)	50,071
Stock-based compensation	14,186	12,698	1,488
Loss reclassified from accumulated other comprehensive income to net income	3,658	21,622	(17,964)
Deferred income taxes	8,244	(4,633)	12,877
Provision for inventory obsolescence	1,026	1,170	(144)
Bad debt expense (allowance for accounts receivable)	3,206	3,992	(786)
Pension and postretirement plans income	(7,730)	(1,570)	(6,160)
Other non-cash items	(4,122)	(5,191)	1,069

Net non-cash adjustment to net income	$121,643	$67,786	$53,857

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	Change
Changes in accounts receivable, net	$(6,873)	$(11,833)	$4,960
Changes in inventories, net	1,971	(13,257)	15,228
Changes in hedging activities, net	(16,286)	(26,676)	10,390
Changes in other assets, net	(12,088)	(9,450)	(2,638)
Changes in accounts payable, net	(3,798)	4,952	(8,750)
Changes in other accrued liabilities, net	943	29,124	(28,181)
Qualified pension plan contributions	(12,999)	(12,760)	(239)

Net changes in working capital and pension contributions	$(49,130)	$(39,900)	$(9,230)

The change in depreciation and amortization was primarily due to the Acquired Hostess Bread Assets. Depreciation and amortization increased $4.1 million for these assets. The change in stock-based compensation was primarily because the stock appreciation rights generated expense of $1.3 million in the forty weeks ended October 5, 2013 and income of $0.4 million during the forty weeks ended October 4, 2014. This change was offset by increased expense to our Performance-Contingent Return on Invested Capital Shares issued to employees as a result of a change to our expectation of the amount of shares that will vest for these performance condition awards. The bad debt expense decreased because of write-downs for a specific customer that occurred in the first quarter of fiscal 2013. The pension and postretirement plan income increased from fiscal 2013 to fiscal 2014 due to the performance of the plan’s assets during fiscal 2013. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at December 28, 2013. As of October 4, 2014 and December 28, 2013, the company had $32.3 million and $16.9 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

The $13.0 million contribution to the qualified pension plans during the forty weeks ended October 4, 2014 is all that we intend to make during fiscal 2014 at this time, the company expects to contribute an additional $0.1 million in nonqualified pension benefits from corporate assets during our fourth quarter of fiscal 2014. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the Patient Protection Act as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2014, the company paid $24.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program. We paid $23.7 million during the first quarter of 2013 for the performance-based cash bonus program earned during fiscal 2012.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 4, 2014 and October 5, 2013 (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	Change
Purchase of property, plant, and equipment	$(58,564)	$(71,846)	$13,282
Repurchase of independent distributor territories	(14,845)	(23,631)	8,786
Principal payments from notes receivable	17,436	16,353	1,083
Acquisition of businesses, net of cash acquired	—	(415,472)	415,472
Proceeds from sales of distribution territories	—	14,604	(14,604)
Contingently refundable consideration	7,500	—	7,500
Proceeds from sale of property, plant and equipment	18,164	2,328	15,836

Net cash disbursed for investing activities	$(30,309)	$(477,664)	$447,355

Net cash disbursed for investing activities included the Sara Lee California acquisition of $50.0 million in the first quarter of fiscal 2013 and the Acquired Hostess Bread Assets acquisition of $355.3 million in the third quarter of our fiscal 2013. In contrast, there were no acquisitions or acquisition-related costs during the forty weeks ended October 4, 2014. The decrease in the proceeds from sales of distribution territories is because in fiscal 2013 territory sales to independent distributors in California were generally externally financed (the company received cash at the time of the sale) while the territory sales in fiscal 2014 were financed by the company (the company did not receive cash at the time of sale). The change in the contingently refundable consideration includes the $7.5 million receipt in 2014 on the Sara Lee California holdback. Capital expenditures for the DSD and warehouse segments were $53.1 million and $2.4 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $95.0 million on a consolidated basis during fiscal 2014. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory roll-out in the first quarter of fiscal 2013.

Cash Flows Disbursed for/Provided by Financing Activities. The table below presents net cash provided by financing activities for the forty weeks ended October 5, 2013 and July 14, 2012, respectively (amounts in thousands):

	For the Forty Weeks Ended
	October 4, 2014	October 5, 2013	Change
Dividends paid	$(74,493)	$(69,375)	$(5,118)
Exercise of stock options, including windfall tax benefit	24,235	17,971	6,264
Payments for financing fees	(577)	(2,111)	1,534
Stock repurchases	(19,791)	(3,790)	(16,001)
Change in bank overdrafts	(3,002)	(614)	(2,388)
Net debt and capital lease obligations payments	(116,760)	312,755	(429,515)
Other financing activities	—	(52)	52

Net cash (disbursed for) provided by financing activities	$(190,388)	$254,784	$(445,172)

Our dividend payout increased 6.7% when compared to the dividend paid on September 13, 2013. The compound annual growth rate for our dividend payout rate from fiscal 2009 to fiscal 2013 was 11.0%. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased slightly. As of October 4, 2014 there were nonqualified stock option grants of 6,546,963 shares that were exercisable. These have a remaining contractual life of approximately 2.43 years and a weighted average exercise price of $10.89 per share. At this time, we expect that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees increased because we incurred fees of $0.6 million for amending the unsecured credit facility and new term loan on February 14, 2014 and for the amendment to the accounts receivable securitization facility on August 7, 2014. The change in bank overdraft was a function of our cash receipts at the end of our fiscal 2013. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations decreased primarily because we made payments on our new term loan and unsecured credit facility. At this time we do not anticipate an issue with meeting this obligation.

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

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company amended the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million (ii) extended the term one year to August 7, 2016 and (iii) made certain other conforming changes. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our consolidated financial statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 4, 2014 and December 28, 2013, the company had $70.0 million and $150.0 million, respectively, outstanding under the facility. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the facility. On October 4, 2014, the company had $130.0 million available under its facility for working capital and general corporate purposes.

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

The February 14, 2014 amendment favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the agreement), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive covenants under the notes.

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes.

Credit Facility. On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. Our most recent previous amendment to the credit facility was on April 5, 2013. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 4, 2014 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $26.6 million and $44.2 million in outstanding borrowings under the credit facility at October 4, 2014 and December 28, 2013, respectively. The highest outstanding daily balance during the forty weeks ended October 4, 2014 was $62.1 million and the lowest outstanding balance was $0.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. For the forty weeks ended October 4, 2014, the company borrowed $892.9 million in revolving borrowings under the credit facility and repaid $910.5 million in revolving borrowings. The amount available under the credit facility is reduced by $15.4 million for letters of credit. On October 4, 2014, the company had $458.0 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Uses of Cash

On August 15, 2014, the Board of Directors declared a dividend of $0.12 per share on the company’s common stock that was paid on September 14, 2014 to shareholders of record on August 29, 2014. This dividend payment was $25.2 million on May 21, 2014, the Board of Directors declared a dividend of $0.12 per share on the company’s common stock that was paid on June 18, 2014 to shareholders of record on June 4, 2014. This dividend payment was $25.1 million. On February 14, 2014, the Board of Directors declared a dividend of $0.1125 per share on the company’s common stock that was paid on March 14, 2014 to shareholders of record on February 28, 2014. This dividend payment was $23.5 million.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2014, 464,610 shares, at a cost of $9.5 million of the company’s common stock were purchased under the plan. No shares were repurchased during our second quarter of fiscal 2014. During the third quarter of fiscal 2014, 550,000 shares, at a cost of $10.3 million of the company’s common stock were purchased under the plan. From the inception of the plan through October 4, 2014, 59.6 million shares, at a cost of $478.1 million, have been purchased.

During the forty weeks ended October 4, 2014, the company paid $24.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

During the forty weeks ended October 4, 2014, the company contributed $13.0 million to our qualified pension plans. We do not anticipate making additional contributions for the remainder of fiscal 2014 at this time.

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

In August 2014, the FASB issued guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the condensed consolidated financial statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 4, 2014, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(27.6) million. Of this fair value, $(26.0) million is based on quoted market prices and $(1.1) million is based on models and other valuation methods. An additional $(0.5) million in our portfolio is from a closed contract that contains no variability. Approximately $0.4 million of this fair value relates to instruments that will be utilized in fiscal 2014, $(26.1) million will be utilized in fiscal 2015, and $(1.4) million will be utilized in 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 4, 2014, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $15.1 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective as of October 4, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 4, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended December 28, 2013 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the forty weeks ended October 4, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The following chart sets forth the amounts of our common stock purchased by the company during the third quarter of fiscal 2014 under the stock repurchase plan.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
July 13, 2014 — August 9, 2014	—	—	—	8,494
August 10, 2014 — September 6, 2014	—	—	—	8,494
September 7, 2014 — October 4, 2014	550	$18.78	550	7,944

Total	550	$18.78	550

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

	By:	/s/ ALLEN L. SHIVER
	Name:	Allen L. Shiver
	Title:	President and Chief Executive Officer

	By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

	By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: November 12, 2014

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement by and between Flowers Industries, Inc. and Flowers Foods, Inc., dated as of October 26, 2000 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Acquisition Agreement by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.4	—	Agreement and Plan of Merger by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein, dated May 31, 2012 (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K dated June 1, 2012, File No. 1-16247).

2.5	—	Asset Purchase Agreement among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC, dated as of January 11, 2013 (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K dated January 14, 2013, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc. as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended and restated on November 14, 2008 (incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K dated May 27, 2014, File No. 1-16247).

4.1	—	Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated March 29, 2012, File No. 1-16247).

4.4	—	Indenture dated as of April 3, 2012 by and between Flowers Foods, Inc. and Wells Fargo, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.5	—	Officers Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.6	—	Form of 4.375% Senior Note due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K dated April 3, 2012, File No. 1-16247).

4.7	—	Registration Rights Agreement, dated July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K dated July 23, 2012, File No. 1-16247).

10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Cooperative Centrale Raiffeisen-Boerenleen Bank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated May 26, 2011, File No. 1-16247).

Exhibit No		Name of Exhibit

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, among Flowers Foods, Inc., a Georgia corporation, the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated November 21, 2012, File No. 1-16247).

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.5	—	Credit Agreement, dated as of April 5, 2013, among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated April 10, 2013, File No. 1-16247).

10.6	—	First Amendment to Credit Agreement, dated as of February 14, 2014, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 18, 2014, File No. 1-16247).

10.7	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated July 22, 2013, File No. 1-16247).

10.8	—	Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 7, 2014, among Flowers Finance II, LLC, Flowers Foods, Inc., as services, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 12, 2014, File No. 1-16247).

10.9+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.10+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.11+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.12+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.13+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

10.14+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.15+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

Exhibit No		Name of Exhibit

10.16+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated November 7, 2005, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q dated November 17, 2005, File No. 1-16247).

10.17+	—	Form of 2011 Nonqualified Stock Option Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 23, 2011, File No. 1-16247).

10.18+	—	Flowers Foods, Inc. Change of Control Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K dated February 29, 2012, File No. 1-16247).

10.19+	—	Form of 2012 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.20+	—	Form of 2013 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K dated February 20, 2013).

10.21+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

10.22+	—	Form of 2014 Restricted Stock Agreement, by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K dated February 19, 2014).

21	—	Subsidiaries of Flowers Foods, Inc.

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 4, 2014.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement