Form 10-K
period 2015-01-03
FLOWERS FOODS INC
filed 2015-02-25
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-16247

FLOWERS FOODS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2582379
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1919 Flowers Circle Thomasville, Georgia	31757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(229) 226-9110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sales price on the New York Stock Exchange on July 12, 2014 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,141,558,899.

On February 19, 2015, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 209,404,412.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held June 5, 2015, which will be filed with the Securities and Exchange Commission on or about April 23, 2015, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•

unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees, independent distributors and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	our ability to implement new technology and customer requirements as required;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	consolidation within the baking industry and related industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	increases in employee and employee-related costs, including funding of pension plans;

•	the credit and business risks associated with independent distributors and our customers, which operate in the highly competitive retail food and foodservice industries;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors

ii

that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

Historical Information

Flowers Foods’ beginning dates back to 1919 when two brothers, William Howard and Joseph Hampton Flowers, opened Flowers Baking Company in Thomasville, GA. In 1968, Flowers Baking Company went public, became Flowers Industries, and began trading over-the-counter stock. Less than a year later, the company listed on the American Stock Exchange. In 1982, Flowers listed on the New York Stock Exchange under the symbol FLO. In the mid-1990s, following the acquisitions of Keebler Foods Company, one of the largest cookie and cracker companies in the U.S., and the top-selling Mrs. Smith’s frozen pie brand, Flowers Industries transformed from a strong regional baker into a national baked foods company. By 1999, the company had $4.2 billion in annual sales and three business units — Flowers Bakeries, a super-regional fresh baked foods company; Mrs. Smith’s Bakeries, a national frozen baked foods company; and Keebler Foods, a national cookie and cracker company. In March 2001, Flowers sold its investment in Keebler to the Kellogg Company. The remaining business units — Flowers Bakeries and Mrs. Smith’s Bakeries — were spun off into a new company, Flowers Foods, which was incorporated in Georgia in 2000. In April 2003, Flowers Foods sold its Mrs. Smith’s frozen dessert business to The Schwan Food Company, retaining its core fresh bakery and frozen bread and roll businesses.

From 2003 through 2014, Flowers Foods executed its growth strategy to reach more of the U.S. population with fresh breads, buns, rolls, and snack cakes through its Direct-Store-Delivery segment. During this time frame, the company’s geographic market for its fresh bakery products and brands grew from about 38% of the U.S. population to approximately 81%. The company’s market capitalization increased from $418.9 million at the end of fiscal 2003 to $4,006.9 million at the end of fiscal 2014.

As used herein, references to “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods, Inc., as of January 3, 2015.

The Company

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total sales) operates 38 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers throughout the Northeast, South, Southern Midwest, Southwest, and California. The Warehouse Segment (16% of total sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers, which are delivered through customers’ warehouse channels and one bakery mix plant.

At the end of fiscal 2014, the DSD Segment’s fresh bakery foods were available to approximately 81% of the U.S. population. Our DSD Segment is comprised of approximately 5,200 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in their geographic territories. In addition, the company has approximately 560 company-owned territories available for sale.

The Warehouse Segment’s fresh snack cakes and frozen breads and rolls are sold nationally direct to customers’ warehouses and delivered through frozen and non-frozen contract carriers.

See Note 22, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for financial information about our segments.

Our brands are among the best known in the baking industry. Many of our DSD Segment brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets. A listing of our leading brands, by sales and classification, include the following:

DSD Segment Brands/ Company Owned	DSD Segment Brands/Franchised/Licensed	Warehouse Segment Brands/ Company Owned
Nature’s Own	Sunbeam	Mrs. Freshley’s
Wonder	Roman Meal	European Bakers
Whitewheat	Bunny	Broad Street Bakery
Cobblestone Bread Company	Holsum
Tastykake	Country Kitchen
Home Pride
Merita

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

Grow Sales

As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery products that are responsive to changing consumer needs and preferences using market research and the strength of our well-established brands. We establish and strengthen our brands in existing and new markets by focusing on product quality, offering a broad and diverse product line, and providing exceptional customer service. We expand our geographic reach by making strategic acquisitions and expanding from our existing bakeries into new markets. Our growth strategy has proven successful, evidenced by our sales and net income compound average annual growth rate of 7.7% and 7.3%, respectively, over the last five years. Our strategy encompasses specific efforts for growth through acquisitions, market expansions, and core markets.

Acquisitions

Growth through acquisitions has been an important component of our strategy. Since our initial public offering in 1968, we have made over 100 acquisitions. Since our spinoff in 2001, Flowers Foods has completed 12 acquisitions that, at the time of each acquisition, added approximately $1.7 billion in annual revenue. Other than the Sara Lee California and the Acquired Hostess Bread Assets acquisitions discussed below, our primary acquisition targets have historically been independent/regional baking companies in areas of the country where we have not previously had access to market our fresh baked foods. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details of each of the acquisitions described below.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that now serves the California market.

Hostess specified assets acquisition (2013)

On July 19, 2013, the company completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride, and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We did not begin introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace until near the end of the third quarter of fiscal 2013 on September 23, 2013. The re-introduction of the brands continued in fiscal 2014 and will continue in fiscal 2015.

Sara Lee California acquisition (2013)

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo S.A.B. de C.V. (“BBU”). The company acquired from BBU in the acquisition: (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area.

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

Expansion Markets

In 2011, we announced a specific market expansion goal: to serve a geographical area that includes at least 75% of the U.S. population by 2016 with our Nature’s Own brand and other fresh DSD Segment brands. At the end of 2014, we had expanded our population reach to approximately 81%, adding an additional twelve states for a total of 37, and adding $186.7 million in annual sales in these expansion markets. Expansion markets are defined as new markets entered into within the last five years. We exceeded our goal by expanding the reach of our existing bakeries into new territories and merging with or acquiring independent bakers in strategic locations.

Our market expansion efforts are driven by our individual bakeries as they extend their service boundaries by serving new customers in territories adjacent to their current service areas. They accomplish this by partnering with retail and foodservice customers to serve new locations, adding our direct-store-distribution structure, and working to reach new customers in the targeted growth area.

Core Markets

Our strategy for growth in core markets includes introducing new products to serve both retail and foodservice customers. We have been successful in developing innovative products that gained consumer acceptance. A list of new products introduced in fiscal 2014 can be found below in the Brands & Products discussion.

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

From 2009 through 2014, we invested $427.8 million in capital projects. We believe this consistent, yearly investment in our bakeries has given us a competitive edge in the industry and we are committed to maintaining that advantage by continuing our investments in new technology and improved processes.

During the second quarter of fiscal 2014, we opened our Knoxville, Tennessee plant that was acquired as a part of the Acquired Hostess Bread Assets. This plant operates a single bread line and increases our capacity in Tennessee, Kentucky, and Ohio.

On July 27, 2013, we completed the acquisition of certain assets related to a bun line in Modesto, California that now serves the California market. Also in 2013, we announced that we began production at our Henderson, Nevada bakery, which was acquired as a part of the Acquired Hostess Bread Assets and had been closed since November 2012 when Hostess began liquidation. This bakery produces products for markets in southern Nevada and parts of California.

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

•

Improving our shipping and logistics. In 2009, we began to roll out a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of 2014, we had installed this automated shipping system in 31 of our bakeries. We intend to install this system in five additional locations during 2015.

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

Appreciate the Team

We strive to maintain good relationships and ongoing communications with all of our team members. We are committed to equal employment opportunities, meeting all federal and state employment laws, and striving to respect the dignity of all of our team members and associates. In addition, our subsidiaries provide:

•	Fair and equitable compensation and a balanced program of benefits;

•	Working conditions that promote employees’ health and safety;

•	Training opportunities that encourage professional development; and

•	Ways for team members to discuss concerns through our open door policy and peer review program.

We employ approximately 10,380 people. Approximately 1,060 of these employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Brands & Products

Nature’s Own is the bestselling loaf bread in the U.S. in pounds and dollars, and its compound annual growth rate in retail sales since 2000 has been 11.0%. The Nature’s Own sales, at retail, were $1,117.1 million for fiscal 2014.

Our DSD Segment brand activities during fiscal 2014 include the following:

•

Nature’s Own Honey Wheat is the number one selling Fresh Packaged Bread uniform parcel code (“UPC”) in the U.S. Nature’s Own had three of the top five UPC’s in the Fresh Packaged Bread category during the fourth quarter of 2014;

•

Wonder brand Classic White Loaf returned to the market in 2013, and is continuing to be introduced into new markets in 2015, gaining the #1 selling branded White Loaf in six U.S. markets: Boston, MA, Hartford, CT/Springfield, MA, Kansas City, KS, Memphis, TN, New York, NY, and Providence, RI;

•

Home Pride brand Wheat Loaf returned to the market in 2013, and is continuing to be introduced into new markets in 2015, to become the #1 selling branded Soft Variety Loaf in four U.S. markets: Las Vegas, NV, Los Angeles, CA, Sacramento, CA and San Francisco/Oakland, CA;

•

We launched Cobblestone Bread Co. (“CBC”) brand of premium specialty bread, buns and rolls. CBC gets its inspiration from the restaurant and sandwich shop industry. CBC grew to $73.6 million in sales, at retail, for fiscal 2014;

•

Tastykake brought a variety of new products to the market, including Tastykake Crème filled Butterscotch Krimpets, Strawberry Cupcakes, Banana Pudding Cupcakes, Boston Crème honey buns, Lemon Juniors, and Seasonal Pumpkin Spice Cupcakes;

•

The Tastykake brand celebrated its centennial year. The 100th Anniversary highlights included a special limited edition birthday cake cupcake, a national “100 Birthday Moments” partnership with the United Service Organization (“USO”), as well as an appearance on a national news segment. The brand presence on television continued with a special Tastykake Birthday Cake featured on a national morning talk show, as well as two dedicated episodes on Food Network’s new series REWRAPPED. Tastykake advertising also included radio and digital ads to gain maximum exposure among all consumer groups; and

•

Fresh packaged bakery products under store brands for retailers. While store branded products carry lower margins than our branded products, they allow us to effectively use available production and distribution capacity. Store branded product also helps the company expand our total retail shelf space.

Our Warehouse Segment markets a line of specialty breads and rolls under the European Bakers brand and proprietary breads, buns, and rolls for specific foodservice customers. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Our Warehouse Segment products are distributed nationally through retail, foodservice and vending customer warehouses.

In 2014, we had the following initiatives for the Mrs. Freshley’s brand:

•	Introduction of the new Cinnamon Coffee Cakes; and

•

Introduction of a new line of Hershey’s cobranded items including: Peanut Butter Swiss Rolls featuring Reese’s Peanut Butter and Double Chocolate donuts featuring Hershey’s Cocoa generated additional interest in the market for Mrs. Freshley’s.

During 2014, the Mrs. Freshley’s brand was focused on consumer and customer relations. Marketing and PR events in focus markets included radio and several nationally syndicated broadcast features. An in book promotion with a leading women’s magazine, as well as continued trade promotion, provided great print and online exposure.

Marketing

We support our key brands with a multi-million dollar advertising and marketing effort that reaches out to consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day.

Customers

Our top 10 customers in fiscal 2014 accounted for 43.9% of sales. During 2014, our largest customer, Walmart/Sam’s Club, represented 19.5% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart was the only customer to account for 10.0% or more of our sales during fiscal 2014, 2013 and 2012.

Our fresh baked foods customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 277 such stores, and reported sales of $78.8 million during fiscal 2014 related to these outlets.

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

To get fresh bakery foods to market, we use a network of approximately 5,760 routes (or territories) to distribute certain Flowers DSD Segment brands in specified geographic territories. The company has sold the majority of these territories to independent distributors under long-term financing arrangements. The independent distributor program is designed to provide retail and foodservice customers with superior service. Independent distributors, highly motivated by financial incentives from their territory ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their territories resulting from higher branded sales volume.

The company has developed proprietary software on the hand-held computers that independent distributors use for daily ordering, transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee reduces the company’s selling, distribution and administrative expenses, and totaled $6.6 million in 2014, $5.2 million in 2013, and $4.9 million in 2012. Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. This system ensures that distributors have an adequate supply of the right mix of products to meet retail and foodservice customers’ immediate needs. We believe this system assists us in minimizing returns of unsold goods.

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

We also use PBS to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During fiscal 2014 approximately $1,206.6 million of our DSD Segment sales came through our PBS system.

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

Intellectual Property

We own a number of trademarks, trade names, patents, and licenses. The company also sells products under franchised and licensed trademarks and trade names that it does not own. We consider all of our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty.

Raw Materials

Our primary baking ingredients are flour, sweeteners, and shortening. We also use paper products, such as corrugated cardboard, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.

In addition, we are dependent on natural gas or propane as fuel for firing our ovens. Our independent distributors and third-party shipping companies use gasoline and diesel as fuel for their trucks.

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

Regulations

As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency, and the Department of Commerce. We also are subject to the regulations of various state agencies, with respect to production processes, product quality, packaging, labeling, storage, distribution and local regulations regarding the licensing of plants and the enforcement of state standards and facility inspections. Under various statutes and regulations, these federal and state agencies prescribe requirements and establish standards for quality, purity, and labeling. Failure to comply with one or more regulatory requirements could result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $34 billion at retail. This category is intensely competitive and underwent significant change in 2013. From a national standpoint, Flowers Foods is currently the number two company in the U.S. fresh baking industry based on market share.

In January 2012, Hostess filed for bankruptcy. By the end of 2012, Hostess, which had been in bankruptcy for six of the last nine years, ceased production and announced it would liquidate. At that time, Hostess immediately stopped production and sold their remaining inventory. Hostess discontinued serving their customers by late November 2012. These events impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, BBU (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. The Hostess cake products were re-introduced into the market in July 2013 by a new and separate company formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

The current competitive landscape for breads and rolls in the U.S. baking industry now comprises BBU, Flowers Foods, and Campbell Soup Company on a national or super-regional scale, together with independent regional bakers, local bakeries, and retailer-owned bakeries. The company faces significant competition from store brands (also known as “private label”) and products produced by independent bakers. While store brand breads and rolls have been offered by food retailers for decades, food retailers have put more emphasis on store brand products with the entry of mass merchandisers like Walmart and the ongoing consolidation of traditional supermarkets into much larger regional operations. In general, the store brand share of the fresh bread aisle accounts for approximately 27% of the dollar sales and approximately 37% of unit sales.

There are a number of smaller regional bakers in the U.S. Some of these do not enjoy the competitive advantages of larger operations, including greater brand awareness and economies of scale in purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry.

Competition in the baking industry continues to be driven by a number of factors. These include the ability to serve consolidated retail and foodservice customers, generational changes in family-owned businesses, and competitors’ promotional efforts on branded bread and store brands. Competition typically is based on product availability, product quality, brand loyalty, price, effective promotions, and the ability to target changing consumer preferences. Customer service, including frequent delivery to keep store shelves well-stocked, is an increasingly important competitive factor.

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price. Primary national competitors for fresh packaged bakery snack products include Hostess cake products (a new and separate company formed by the outside investment group that purchased the Hostess cake brands), McKee Foods Corporation (Little Debbie and Drake’s), Cloverhill Bakery, and BBU.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings in the Investor Center on our website at www.flowersfoods.com.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including the company. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The willingness of our customers and consumers to purchase our products depends in part on economic conditions. In recent years, economic conditions were significantly strained in the United States. Continuing or worsening economic challenges could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices of some of our products, limit our ability to increase or maintain prices, and reduce sales of higher margin products or shift our product mix to low-margin products. In addition, changes in tax or interest rates, whether due to recession, financial and credit market disruptions or other reasons, could negatively impact us. If any of these events occurs, or if unfavorable economic conditions continue or worsen, our sales and profitability could be adversely affected.

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

We have several large customers that account for a significant portion of our sales, and the loss of one of our large customers could adversely affect our results of operations. Our top ten customers accounted for 43.9% of our sales during fiscal 2014. Our largest customer, Walmart/Sam’s Club, accounted for 19.5% of our sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

This risk includes our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the acquired brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprises approximately 10.3% of all the pension plan assets as of January 3, 2015.

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

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution are subject to regulation by various federal, state and local government entities and agencies. Failure to comply with, or violations of, the regulatory requirements of one or more of these agencies can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves, any of which could adversely affect our results of operations and financial condition. In addition, the marketing of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing under federal, state or local laws or regulations. Legal proceedings or claims related to our marketing could damage our reputation and/or adversely affect our business or financial results.

Climate change or changes in or new interpretations of applicable laws or regulations involving government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs, capital expenditures, and other financial obligations that could affect our profitability or impede the production or distribution of our products and have an adverse effect on our results of operations, liquidity and financial condition.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as corn, wheat, and soybeans. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain.

The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our results of operations, liquidity and financial condition since they could affect our ability to procure our commodity needs at costs we currently experience and may require additional unplanned capital expenditures. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery.

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

•

A classified Board of Directors, subject to the Board of Directors determination, on November 21, 2014, to seek shareholder approval of a proposal to declassify its board of directors at the 2015 Annual Meeting of Shareholders;

•	The requirement that our shareholders may only remove directors for cause;

•	Specified requirements for calling special meetings of shareholders;

•	The ability to issue preferred stock, which would be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	The ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, creditors, and the local community.

*	On November 21, 2014, the Board of Directors determined that the company will seek shareholder approval of a proposal to declassify its board of directors at the 2015 Annual Meeting of Shareholders.

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

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

Allen L. Shiver Age 59 President and Chief Executive Officer	Mr. Shiver has been President and Chief Executive Officer of Flowers Foods since May 2013. Mr. Shiver was President of Flowers Foods from January 2010 to May 2013. Mr. Shiver previously served as Executive Vice President and Chief Marketing Officer of Flowers Foods from May 2008 to December 2009. Prior to that he served as President and Chief Operating Officer of the Warehouse Segment from April 2003 until May 2008. Prior to that, he served as President and Chief Operating Officer of Flowers Snack from July 2002 until April 2003. Prior to that time Mr. Shiver served as Executive Vice President of Flowers Bakeries from 1998 until 2002, as a Regional Vice President of Flowers Bakeries in 1998, and as President of Flowers Baking Company of Villa Rica from 1995 until 1998. Prior to that time, Mr. Shiver served in various sales and marketing positions at Flowers Bakeries.

R. Steve Kinsey Age 54 Executive Vice President and Chief Financial Officer	Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from June 2003 to September 2007. Prior to that he served as Corporate Controller from March 2002 to June 2003. Prior to that he served as Director of Tax of Flowers Foods from 2001 to March 2002 and at Flowers Industries from June 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from July 1994 to June 1998. Mr. Kinsey joined the company in July1989 as a Tax Associate.

Stephen R. Avera Age 58 Executive Vice President, Secretary and General Counsel	Mr. Avera has been Executive Vice President, Secretary and General Counsel of Flowers Foods since May 2008. Mr. Avera previously served as Senior Vice President, Secretary and General Counsel of Flowers Foods from September 2004 to May 2008. Prior to that, he served as Secretary and General Counsel from February 2002 until September 2004. He also served as Vice President and General Counsel of Flowers Bakeries from July 1998 to February 2002. Mr. Avera also previously served as an Associate and Assistant General Counsel of Flowers Industries from February 1986 to July 1998.

Bradley K. Alexander Age 56 Executive Vice President and Chief Operating Officer	Mr. Alexander has been Executive Vice President and Chief Operating Officer since July 2014. Mr. Alexander previously served as President of Flowers Bakeries from May 2008 to July 2014. Prior to that time Mr. Alexander served as a Regional Vice President of Flowers Bakeries from 2003 until May 2008. Prior to that, he served in various sales, marketing and operational positions since joining the company in 1981, including bakery president and Senior Vice President of Sales and Marketing.

D. Keith Wheeler Age 51 President, Flowers Bakeries	Mr. Wheeler, 51, was named President of Flowers Bakeries in July 2014. Mr. Wheeler previously served as a Senior Vice President of Flowers Foods’ West Coast Region from 2012 until July 2014. Prior to that time Mr. Wheeler served in various operational positions within the company, including bakery president, region controller, and director of both business systems and strategic planning.

Name, Age and Office	Business Experience

Robert B. Hysell Age 56 President, Flowers Foodservice Group	Mr. Hysell has been President of Flowers Foodservice Group since January 2012. He previously served as Senior Vice President of Flowers Bakeries from 2011 to 2012, and prior to that served as Senior Vice President of Flowers Foods’ Specialty Group from 2003 through 2010. He joined the company in 2001, initially serving as Vice President of Sales for the company’s frozen pie business.

Joseph G. Tashie Age 60 President, Flowers Cake Group	Mr. Tashie has been President of Flowers Cake Group since January 2012. Mr. Tashie previously served as a Senior Vice President of Flowers Bakeries from 2002 to 2011. Prior to that time, he served in various sales, marketing, and operations positions since joining the company in 1978, including president at two Flowers bakeries.

Michael A. Beaty Age 64 Executive Vice President	Mr. Beaty has been Executive Vice President of Flowers Foods since January 2015. Mr. Beaty previously served as Executive Vice President of Supply Chain of Flowers Foods from May 2008 to January 2015. Prior to that, Mr. Beaty served as Senior Vice President-Supply Chain of Flowers Foods from September 2002 to May 2008. Prior to that time he served as Senior Vice President of Bakery Operations of Flowers Bakeries from September 1994 until September 2002. He also served as Vice President of Manufacturing of Flowers Bakeries from February 1987 until September 1994. Prior to that time Mr. Beaty served in management positions at various Flowers Bakeries operations.

Gene D. Lord Age 67 Executive Vice President	Mr. Lord has been Executive Vice President of Flowers Foods since July 2014. Mr. Lord previously served as Executive Vice President and Chief Operating Officer of Flowers Foods from May 2008 to July 2014. Prior to that time, Mr. Lord served as President and Chief Operating Officer of the DSD Segment from July 2002 to May 2008. Prior to that, he served as a Regional Vice President of Flowers Bakeries from January 1997 until July 2002. Prior to that time he served as Regional Vice President, Baked Products Group of Flowers Industries from May 1987 until January 1997 and as President of Atlanta Baking Company from February 1981 until May 1987. Prior to that time Mr. Lord served in various sales positions at Flowers Bakeries.

Marta Jones Turner Age 61 Executive Vice President of Corporate Relations	Ms. Jones Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Jones Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that time she served as Vice President of Communications and Investor Relations from November 2002 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until November 2002 and Director of Public Relations of Flowers Industries from 1985 until 1997. Ms. Jones Turner joined the company in 1978.

H. Mark Courtney Age 54 Senior Vice President of Sales	Mr. Courtney has been Senior Vice President of Sales of Flowers Bakeries since April of 2008. Prior to that time Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

Name, Age and Office	Business Experience

David A. Hubbard Age 45 Senior Vice President and Chief Information Officer	Mr. Hubbard has been Senior Vice President and Chief Information Officer of Flowers Foods since December 2012. Prior to that he served as Vice President and Chief Information Officer from October 2011 to December of 2012. He previously served as Vice President, IT Technology and Development in 2011. Prior to that Mr. Hubbard was the IT Director, SAP Technology and eBusiness from 2003 through early 2011.

Karyl H. Lauder Age 58 Senior Vice President and Chief Accounting Officer	Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that time Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various plant locations since 1978.

Dan W. Stone Age 58 Senior Vice President of Logistics and Chief Integration Officer	Mr. Stone has been Senior Vice President of Logistics and Chief Integration Officer for Flowers Foods since January 2014. Mr. Stone previously served as Vice President of Logistics and Supply Chain Services from 2005 to 2014 and as Vice President of Purchasing from 2001 to 2005. Prior to that time Mr. Stone served as Director of Purchasing from 1997 to 2001. From 1995 to mid 1997, Mr. Stone served as Division Controller for Flowers Bakeries after serving as Regional Controller from 1990 to 1995. Prior to that he served in several management positions including Executive Vice President of Operations and Controller at various plant locations since joining the company in 1979.

Tonja Taylor Age 55 Senior Vice President of Human Resources	Ms. Taylor has been Senior Vice President of Human Resources for Flowers Foods since September 2013. Prior to that time she served as Vice President of Human Resources from 2008 until September 2013. Ms. Taylor began her career with Flowers in 1999 as Change Management Coordinator for a key information technology initiative. She joined the corporate Human Resources team in 2000 and served in various positions including Manager of Organizational Development, Director of Organizational Development, and Managing Director of Human Resources.

Craig Parr Age 45 Senior Vice President of Finance and Chief Risk Officer	Mr. Parr has been Senior Vice President of Finance and Chief Risk Officer since October 2012. Prior to joining Flowers Foods, Inc., Mr. Parr was with The Andersons, Inc. for 20 years, where he served as vice president of risk management and food ingredient supply, and in various leadership positions in accounting, treasury, quantitative analysis and purchasing.

Robert L. Benton, Jr. Age 57 Senior Vice President and Chief Manufacturing Officer	Mr. Benton has been Senior Vice President and Chief Manufacturing Officer of Flowers Foods, Inc. since January 2015. Mr. Benton previously served as Senior Vice President of Manufacturing and Operations Support from January 2011 until January 2015, Vice President of Manufacturing from July 2001 until January 2011, and Director of Manufacturing from August 1993 until July 2001. Prior to that time Mr. Benton served in several manufacturing and operational management positions including regional manufacturing coordinator, bakery vice president of operations, director of manufacturing, and manufacturing manager at various locations throughout the company since 1980.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The company currently operates 46 bakeries, of which 44 are owned and two are leased, and one mix plant. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2014, DSD Segment facilities taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment

Birmingham, Alabama	New Orleans, Louisiana
Opelika, Alabama	Lewiston, Maine(2 locations)
Tuscaloosa, Alabama	Henderson, Nevada
Phoenix, Arizona	Goldsboro, North Carolina
Tolleson, Arizona	Jamestown, North Carolina
Batesville, Arkansas	Newton, North Carolina
Modesto, California (Leased)	Philadelphia, Pennsylvania (Leased)
Bradenton, Florida	Oxford, Pennsylvania
Jacksonville, Florida	Knoxville, Tennessee
Lakeland, Florida	Morristown, Tennessee
Miami, Florida	Denton, Texas
Atlanta, Georgia	El Paso, Texas
Savannah, Georgia	Houston, Texas(2 locations)
Thomasville, Georgia	San Antonio, Texas
Villa Rica, Georgia	Tyler, Texas
Bardstown, Kentucky	Brattleboro, Vermont
Baton Rouge, Louisiana	Lynchburg, Virginia
Lafayette, Louisiana	Norfolk, Virginia

Warehouse Segment
Montgomery, Alabama	London, Kentucky
Texarkana, Arkansas	Winston-Salem, North Carolina
Suwanee, Georgia	Cleveland, Tennessee
Tucker, Georgia	Crossville, Tennessee
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

	FY 2014			FY 2013
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$22.22	$18.70	$0.1125	$22.11	$15.18	$0.1067
Second	$21.42	$19.71	$0.1200	$23.55	$21.60	$0.1125
Third	$21.28	$17.83	$0.1200	$24.50	$20.10	$0.1125
Fourth	$20.25	$17.46	$0.1325	$25.67	$20.58	$0.1125

Holders

As of February 19, 2015, there were approximately 3,759 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of January 3, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
	(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	6,191	$10.88	7,923
Equity compensation plans not approved by security holders	—	—	—

Total	6,191	$10.88	7,923

Under the company’s compensation plans, the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”) is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the stock appreciation rights plan, and the bonus plan. As a result, no additional shares will be issued under the EPIP as of the approval date of the Omnibus Plan. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. At the Board of Directors meeting in November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on January 3, 2015, 14.0 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The table below provides the shares and cost of the shares acquired during fiscal 2014 by quarter under the plan.

Fiscal Quarter	Total Number of Shares Purchased	Total Dollars of Shares Purchased (amounts in thousands)
During the quarter ended April 19, 2014	464,610	$9,460
During the quarter ended July 12, 2014	—	$—
During the quarter ended October 4, 2014	550,000	$10,332
During the quarter ended January 3, 2015	1,000,000	$19,124

Total	2,014,610	$38,916

From the inception of the plan through January 3, 2015, 60.6 million shares, at a cost of $497.3 million, have been purchased.

The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2014 under the stock repurchase plan and includes the increased authorized shares effective on November 21, 2014.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
October 5, 2014 — November 1, 2014	—	—	—	7,944
November 2, 2014 — November 29, 2014	—	—	—	15,000
November 30, 2014 — January 3, 2015	1,000	$19.09	1,000	14,000

Total	1,000	$19.09	1,000

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 2, 2010 through January 2, 2015, the last trading day of our 2014 fiscal year.

	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015
FLOWERS FOODS INC	100.00	116.72	127.25	158.34	225.60	207.42
S&P 500 INDEX	100.00	115.06	117.49	134.03	179.76	205.13
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	116.36	136.36	148.77	195.80	219.68
S&P MIDCAP 400 INDEX	100.00	126.64	124.45	144.38	194.92	214.85

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 2, 2010. Flowers Foods’ share price is also indexed to $100 at January 2, 2010. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2014, 2013, 2012, 2011, and 2010 have been derived from the audited Consolidated Financial Statements of the company. Fiscal 2014 is a 53 week year while the other fiscal years were all 52 week years. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

	For Fiscal Year
	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	53 weeks	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$3,748,973	$3,732,616	$3,031,124	$2,759,367	$2,560,787
Net income	$175,739	$230,894	$136,121	$123,428	$137,047
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.82	$1.09	$0.66	$0.60	$0.66
Cash dividends per common share	$0.485	$0.444	$0.420	$0.389	$0.345
Balance Sheet Data:
Total assets	$2,408,974	$2,504,014	$1,995,849	$1,553,998	$1,325,489
Long-term debt and capital lease obligations	$728,940	$892,478	$535,016	$283,406	$98,870

Notes to the Selected Financial Data table for additional context

1.	During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions have been made for all periods presented in this Form 10-K.
2.	Fiscal 2014 includes the impact of a $15.4 million pension settlement loss.
3.	Fiscal 2013 includes the recording of a bargain purchase gain of $50.1 million at the time of the Sara Lee California acquisition.
4.	Fiscal 2013 includes the Modesto, Sara Lee California, and the Acquired Hostess Bread Assets acquisitions.
5.	Fiscal 2012 includes the Lepage acquisition.
6.	Fiscal 2012 includes the issuance of our $400.0 million senior notes.
7.	Fiscal 2011 includes the Tasty Baking Company acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data included herein and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements at the beginning of this Form 10-K.

Overview:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical Accounting Estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations.

•	Results of Operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several events that will provide additional context while reading this discussion. These events include:

•

Revision of Prior Period Sales — During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions have been made for all periods presented in this Form 10-K. See Note 3, Financial Statement Revisions, of the Notes to Consolidated Financial Statements of this Form 10-K for more details.

•

Hostess Asset Purchases — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began the re-introduction of certain of the Acquired Hostess Bread brands in our third quarter of fiscal 2013. We have not completed our assessment of the plants and depots acquired from Hostess, but we have sold certain properties and determined that we intend to sell additional properties that do not fit into our long-term operating strategy. During fiscal 2014, the company received $24.2 million on the sale of Acquired Hostess Bread Asset plants and depots with additional plants and depots classified as held for sale in our Consolidated Balance Sheets included in this Form 10-K. We expect these sales to continue throughout fiscal 2015. Also, we recorded carrying costs associated with all of the Acquired Hostess Bread Asset plants and depots of approximately $19.5 million, excluding asset impairments, during fiscal 2014 in our Consolidated Statements of Income. The carrying costs were $10.6 million after the acquisition of the Acquired Hostess Bread Assets in fiscal 2013. Carrying costs include workforce-related costs, property taxes, utilities, and depreciation, among other costs, and these costs were primarily included in the “Materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately)” line item in our Consolidated Statements of Income.

•

Opening of the Henderson, Nevada Plant — During the fourth quarter of fiscal 2013, we opened the bread line at a plant that was acquired as a part of the Acquired Hostess Bread Assets. We also opened the bun line during the second quarter of fiscal 2014. This plant increased our capacity for the California and Nevada markets.

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

•

Plant Sale — During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). We relocated our flour tortilla equipment to an existing manufacturing facility and continue to sell these products through our DSD Segment. The disposal group sale closed August 13, 2014 for a sale price of $8.4 million in cash. The carrying value of the assets sold was $7.6 million and was presented in “Assets Held for Sale” as of July 12, 2014 because the disposal group met the requirements for held for sale classification on that balance sheet date. Assets not included in the disposal group were either transferred to other plants or were scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during our second quarter of fiscal 2014. These impairments are recorded on the Consolidated Statements of Income in the line item “Impairment of assets.” The total gain on the divestiture was $1.8 million, of which $0.8 million related to property, plant and equipment recorded as held for sale in our second quarter of fiscal 2014, and is recorded on the Consolidated Statements of Income in the line item “Selling, distribution and administrative expenses.” We also incurred costs of $0.8 million included in the Consolidated Statements of Income line item “Materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately)” relating to severance and inventory. The total costs for fiscal 2014 relating to the divestiture were $3.5 million.

•

Amendments to the Accounts Receivable Securitization facility — On August 7, 2014, the company amended the accounts receivable securitization facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to August 7, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company entered into a second amendment under the facility to add a lender to the lending group. The second amendment did not change the terms of the facility.

•

Pension Risk Mitigation Plan — In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started receiving monthly payments of their vested benefits. The offer supports the company’s pension risk management strategy and reduced plan obligations by 10%. Distribution of $50.4 million in lump sums from existing plan assets in December 2014 resulted in a settlement charge of $15.4 million during fiscal 2014.

•

Impairment of Assets — As described in the Plant Sale discussion above, we recognized an impairment loss on goodwill of $2.6 million and an addition impairment loss of $1.9 million for the scrapped assets associated with the disposal group during our second quarter of fiscal 2014. During the fourth quarter of our fiscal 2014, we recognized an impairment loss of $5.8 million related to the amount expected to be realized for the fair value of certain Acquired Hostess Bread Assets classified as held for sale.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 46 bakery subsidiaries in 16 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas. These products are marketed fresh to approximately 81% of the U.S. population or are sold fresh and frozen nationally.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment reaches approximately 81% of the U.S. population with fresh bakery foods. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

The DSD Segment operates a highly involved system of reciprocal baking whereby each bakery has an assigned production mission to produce certain items for its own market as well as for other DSD Segment bakeries’ markets and the Warehouse Segment. This system allows for long and efficient production runs that help the company maintain its position as a low-cost producer. Bakeries within regional networks exchange products overnight through a third-party transportation system so that at the beginning of each sales day every DSD Segment bakery has a full complement of fresh products for its independent distributors to provide to their retail and foodservice customers.

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistently excellent quality, and offers a good working environment for team members. In fiscal years 2014, 2013, and 2012, the company had capital expenditures of $83.8 million, $99.2 million, and $67.3 million, respectively.

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

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo, S.A.B. de C.V. (“BBU”). The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area.

On July 19, 2013, the company completed the acquisition of the Acquired Hostess Bread Assets. In September 2013, the company began to reintroduce the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess ceased operations in November 2012, into certain markets. The brands were returned to markets where they were available before the company acquired the brands within our DSD Segment. The acquired Nature’s Pride brand has not been re-introduced to the market and we are still considering the future of this brand.

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

In 2014, we re-branded the Cobblestone Mill brand to the Cobblestone Bread Company brand. There were twelve core products and other regional favorites at introduction. This brand includes restaurant and sandwich shop inspired breads and rolls. We completed the roll-out to the full market in July 2014.

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

The company is also committed to maintaining a collaborative, in-house information technology team, as well as certain outsourced services, that meets all of our bakeries’ needs and maximizes efficiencies. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory. In fiscal years 2014, 2013, and 2012, the company recorded $1,206.6 million, $1,116.4 million, and $863.4 million, respectively, in sales through PBS.

We regularly articulate our core business strategies to the investment community and internally to our team members, including long-term (five-year) goals. Compensation and bonus programs are linked to the company’s long-term goals. The majority of our employees participate in an annual formula-driven, performance-based cash bonus program. In addition, certain employees participate in a long-term incentive program that provides performance-contingent common stock awards that generally vest over a two-year period. We believe these incentive programs provide both a short and long-term goal for our most senior management team and aligns their interests with those of our shareholders.

We believe our highly automated bakeries, with teams that focus on quality, bake products that meet consumers’ needs. We strive to maintain and exceed service levels for our customers, consumers, and suppliers. The design of our delivery systems and segments permits us to allocate management time and resources to meet marketplace expectations.

Competition and risks

Hostess’ liquidation in late November 2012 impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. Certain Hostess cake products were re-introduced into the market in July 2013 by a new and separate company formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for fiscal 2014 increased 0.4% from fiscal 2013. This increase was due to the additional week in fiscal 2014, a favorable price/mix shift, and the Sara Lee California acquisition until cycled, partially offset by volume decreases.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as PBS. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. In fiscal 2014, the company recorded $1,206.6 million in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2015. In addition, new PBS customers will begin implementation during 2015. Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Based on management’s evaluation, no impairment charges relating to long-lived held and used assets were recorded for fiscal years 2014, 2013 or 2012.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two step process. We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. Our reporting units are at the segment level. Each segment consists of several components. These components are aggregated by their respective delivery method into the Warehouse Segment and DSD Segment. These segments rely on reciprocal baking among their components, cross-sells their products/brands within the segment, and utilize the same delivery method. Marketing, research and development and capital projects are measured at the segment level. We believe these factors support our reporting unit classifications. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is evaluated for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in our fourth quarter unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values by at least $606 million in each reporting unit in fiscal 2014. Based on management’s evaluation, no impairment charges relating to goodwill were recorded for the fiscal years 2014, 2013, or 2012.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2014, 2013, or 2012.

The company also owns $455.0 million of trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization. A total of $185.0 million of the trademarks were from the Lepage acquisition that occurred in July 2012. A total of $79.5 million and $189.0 million of the trademarks were from the Sara Lee California and the Acquired Hostess Bread Assets acquisitions, respectively, both completed in fiscal 2013. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite-life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded for the fiscal years 2014, 2013, or 2012.

The impairment analysis on the indefinite-lived intangible assets not subject to amortization is very sensitive to the long-term growth rates of the brand. The brands acquired in the Acquired Hostess Bread Assets have been valued based on our expectation of the timing reintroducing the brands. The company is also continually analyzing these brands to determine the expansion markets in which they will be introduced. If the timing of our expansion does not proceed as we currently anticipate, these brands could become impaired.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to 2011.

Pension Obligations.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions.

Effective January 1, 2006, the company curtailed its largest defined benefit plan (Plan No. 1) that covered the majority of its workforce. Benefits under this plan are frozen, and no future benefits will accrue under this plan. The company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition (2008) and a qualified defined benefit plan as part of the Tasty acquisition (2011); benefits under these plans are frozen, and no future benefits will accrue under these plans. The ButterKrust plans and the Tasty plan were merged into Plan No. 1 effective December 31, 2011 and December 31, 2012, respectively. In addition to Plan No. 1, the company sponsors an ongoing defined benefit pension plan for union employees (Plan No. 2) and a frozen nonqualified plan covering former Tasty executives.

The company recorded pension cost of $5.6 million for fiscal 2014 (inclusive of a $15.4 million settlement charge for lump sums paid in the fourth quarter of 2014). We expect pension income of approximately $6.0 million on our qualified defined benefit plans for fiscal 2015.

In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started receiving monthly payments of their vested benefits. The offer supports the company’s pension risk management strategy and reduced plan obligations by 10%. Distributions of $50.4 million in lump sums from existing plan assets for Plan 1 and Plan 2 in December 2014 resulted in a settlement charge of $15.4 million for Plan No. 1 only. No settlement charge was required for Plan No. 2 as the distributions were not in excess of service costs and interest costs for fiscal 2014.

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

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors, the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2014, as compared with the average annual return on the plans’ assets over the past 15 years of approximately 7.1% (net of expenses). The plan has an average annual rate of return since inception in 1987 of 9.4% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 19, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. On October 27, 2014, the SOA published updated mortality tables and an updated improvement scale, both of which reflect longer anticipated lifetimes. Based on an evaluation of these new tables and recent retiree experience, the Company updated the mortality assumptions for purposes of measuring pension benefit obligations at year-end 2014. The base mortality assumption selected is the RP-2014 healthy mortality table with an adjustment of 116% for all participants except for participants in Plan No. 2. For Plan No. 2, the base mortality selected is the RP-2014 healthy mortality table with blue collar adjustment. In addition, the SOA’s mortality improvement projection scale, MP-2014 was selected without modification. The change to the mortality assumption increased the year-end pension benefit obligations by $21 million.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’

projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of December 31, 2014 for the pension plans the company sponsors is $144.8 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. Amortization of this unrecognized loss during fiscal 2015 is expected to be approximately $5.0 million. To the extent that this unrecognized loss is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2014 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2014 pension costs	$(142)	$132	$(1,057)	$1,057
Estimated change in FY 2014 year-end benefit obligations	$(13,514)	$14,219	N/A	N/A

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

Employee grants issued before fiscal 2012 included non-qualified stock options (“NQSOs”) and performance-contingent stock awards (“PSAs”). The NQSOs were valued using a Black-Scholes option-pricing model. The inputs for the model include an expected life, risk-free rate, expected volatility, and dividend yield. The PSAs incorporated a market and performance condition component. However, because of the market condition the expense amount would only change if we determined the performance condition was triggered. The performance condition was always satisfied and adjustments were never made. The market condition was dependent on certain market benchmarks but the expense for these awards never changed.

In fiscal 2012, 2013, and 2014, we granted PSAs that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target.

Our Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million in 2013, which will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this time. This award is being expensed on a straight line basis over the four year vesting period.

Results of Operations

Matters Affecting Analysis

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consisted of 53 weeks. Fiscal 2013 and 2012 consisted of 52 weeks.

Revision of Prior Period Sales, Impairment of Assets, and the Pension Risk Mitigation Plan.    Refer to the “Overview” section above for a description of each of these items. Acquisitions are described below.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that now serves the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill for this acquisition was $4.2 million.

Hostess specified assets acquisition (2013)

On July 19, 2013, the company completed the Acquired Hostess Assets acquisition for a total cash payment of $355.3 million For fiscal 2013, we incurred carrying costs of $10.6 million related to these acquired facilities, such as workforce-related costs, property taxes, utilities, and depreciation, and these costs were primarily included in the materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately) line item in our Condensed Consolidated Statements of Income. We did not begin introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace until near the end of the third quarter on September 23, 2013. The re-introduction of the brands continued in fiscal 2014 and will continue in fiscal 2015.

Sara Lee California acquisition (2013)

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo, SAB de CV (“BBU”), for a total cash payment of $50.0 million. The company acquired from BBU in the acquisition (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. We financed this acquisition with cash on hand and debt. We believe the California acquisition resulted in a bargain purchase because the Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than would have normally resulted from a typical arms-length negotiation. Accordingly, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax. The company agreed to a $10.0 million escrow holdback provision as a part of the Sara Lee California acquisition of which the company received $7.5 million during the first quarter of fiscal 2014. The escrow holdback is described in more detail in Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K.

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

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2014 and 2013 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD Segment	$3,155,607	$3,080,255	84.2	82.5	$75,352	2.4
Warehouse Segment	593,366	652,361	15.8	17.5	(58,995)	(9.0)

Total	$3,748,973	$3,732,616	100.0	100.0	$16,357	0.4

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,515,536	$1,482,765	48.0	48.1	$32,771	2.2
Warehouse Segment(1)	435,097	489,456	73.3	75.0	(54,359)	(11.1)

Total	$1,950,633	$1,972,221	52.0	52.8	$(21,588)	(1.1)

Selling, distribution and administrative expenses
DSD Segment(1)	$1,231,651	$1,198,106	39.0	38.9	$33,545	2.8
Warehouse Segment(1)	91,652	95,488	15.4	14.6	(3,836)	(4.0)
Corporate(2)	44,986	63,148	—	—	(18,162)	(28.8)

Total	$1,368,289	$1,356,742	36.5	36.3	$11,547	0.9

Depreciation and amortization
DSD Segment(1)	$113,881	$102,341	3.6	3.3	$11,540	11.3
Warehouse Segment(1)	15,166	15,483	2.6	2.4	(317)	(2.0)
Corporate(2)	(86)	667	—	—	(753)	NM

Total	$128,961	$118,491	3.4	3.2	$10,470	8.8

Pension Plan Settlement Loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	15,387	—	—	—	15,387	NM

Total	$15,387	$—	0.4	—	$15,387	NM

Impairment of Assets
DSD Segment(1)	$10,308	$—	0.3	—	$10,308	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$10,308	$—	0.3	—	$10,308	NM

Gain on acquisition
DSD Segment(1)	$—	$50,071	—	1.6	$(50,071)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$—	$50,071	—	1.3	$(50,071)	NM

Income from operations
DSD Segment(1)	$284,231	$347,114	9.0	11.3	$(62,883)	(18.1)
Warehouse Segment(1)	51,451	51,934	8.7	8.0	(483)	(0.9)
Corporate(2)	(60,287)	(63,815)	—	—	3,528	5.5

Total	$275,395	$335,233	7.3	9.0	$(59,838)	(17.8)

Interest expense, net	$7,341	$12,860	0.2	0.3	$(5,519)	(42.9)
Income taxes	$92,315	$91,479	2.5	2.5	$836	0.9

Net income	$175,739	$230,894	4.7	6.2	$(55,155)	(23.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2013 and 2012 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012	Dollars	%
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD Segment	$3,080,255	$2,494,927	82.5	82.3	$585,328	23.5
Warehouse Segment	652,361	536,197	17.5	17.7	116,164	21.7

Total	$3,732,616	$3,031,124	100.0	100.0	$701,492	23.1

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,482,765	$1,217,896	48.1	48.8	$264,869	21.7
Warehouse Segment(1)	489,456	399,914	75.0	74.6	89,542	22.4

Total	$1,972,221	$1,617,810	52.8	53.4	$354,411	21.9

Selling, distribution and administrative expenses
DSD Segment(1)	$1,198,106	$960,221	38.9	38.5	$237,885	24.8
Warehouse Segment(1)	95,488	81,110	14.6	15.1	14,378	17.7
Corporate(2)	63,148	50,782	—	—	12,366	24.4

Total	$1,356,742	$1,092,113	36.3	36.0	$264,629	24.2

Depreciation and amortization
DSD Segment(1)	$102,341	$85,725	3.3	3.4	$16,616	19.4
Warehouse Segment(1)	15,483	16,832	2.4	3.1	(1,349)	(8.0)
Corporate(2)	667	133	—	—	534	NM

Total	$118,491	$102,690	3.2	3.4	$15,801	15.4

Gain on acquisition
DSD Segment(1)	$50,071	$—	1.6	—	$50,071	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—

Total	$50,071	$—	1.3	—	$50,071	NM

Income from operations
DSD Segment(1)	$347,114	$231,087	11.3	9.3	$116,027	50.2
Warehouse Segment(1)	51,934	38,339	8.0	7.2	13,595	35.5
Corporate(2)	(63,815)	(50,915)	—	—	(12,900)	(25.3)

Total	$335,233	$218,511	9.0	7.2	$116,722	53.4

Interest expense, net	$12,860	$9,739	0.3	0.3	$3,121	32.0
Income taxes	$91,479	$72,651	2.5	2.4	$18,828	25.9

Net income	$230,894	$136,121	6.2	4.5	$94,773	69.6

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Fiscal 2014 compared to Fiscal 2013

Consolidated Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,102,131	56.1%	$2,038,726	54.6%	3.1%
Store Branded Retail	610,899	16.3	645,858	17.3	(5.4)%
Non-retail and Other	1,035,943	27.6	1,048,032	28.1	(1.2)%

Total	$3,748,973	100.0%	$3,732,616	100.0%	0.4%

The 0.4% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.1%
Volume	(2.8)%
Acquisition (Sara Lee California until cycled)	0.4%
Week 53	1.7%

Total Percentage Change in Sales	0.4%

Sales category discussion

Overall, sales increased due to the additional week in fiscal 2014 which affected all categories, as well as favorable pricing/mix due to a shift from lower margin cake items and store branded bread, buns, and rolls to higher margin branded bread, buns and rolls, and the Sara Lee California acquisition contribution. These increases were partially offset by volume declines in our cake business, store branded breads, buns and rolls and foodservice business, and increased promotional activity. The re-introduction of the Hostess cake brands by a competitor negatively impacted our cake sales and certain store branded and foodservice business was exited during the fiscal year. The increase in branded retail sales was due primarily to volume increases from the re-introduction of the brands we acquired as part of the Acquired Hostess Bread Assets, growth in our expansion markets and the Sara Lee California acquisition, partially offset by significant volume declines in branded cake. The decrease in store branded retail sales was due primarily to volume decreases in branded cake and certain exited business. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume decreases in foodservice, institutional and vending sales, partially offset by positive pricing/mix. Sales from the Acquired Hostess Bread Assets are not included in the acquisition contribution because Hostess filed for bankruptcy and ceased operations in November 2012. As a result, there were no sales from the Acquired Hostess Bread Asset brands between November 2012 and our reintroduction of the Acquired Hostess Bread Asset brands in the fourth quarter of fiscal 2013.

DSD Segment Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,971,931	62.5%	$1,898,016	61.6%	3.9%
Store Branded Retail	486,845	15.4	504,707	16.4	(3.5)%
Non-retail and Other	696,831	22.1	677,532	22.0	2.8%

Total	$3,155,607	100.0%	$3,080,255	100.0%	2.4%

The 2.4% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.2%
Volume	—%
Acquisition (Sara Lee California until cycled)	0.5%
Week 53	1.7%

Total Percentage Change in Sales	2.4%

Sales category discussion

Sales increased due to the additional week in fiscal 2014 which impacted all categories, as well as volume increases resulting from the re-introduction of the Acquired Hostess Bread Assets, growth in our expansion markets and to a lesser extent, the Sara Lee California acquisition. Declines in cake volumes and store branded products partially offset these increases. The re-introduction of the Hostess cake brands by a competitor negatively impacted our sales. We also experienced declines in certain store branded business. The increase in branded retail sales was due primarily to volume increases and the Sara Lee California acquisition, partially offset by declines in branded cake and pricing/mix. We continue to experience heavy promotional activity within the category. The decrease in store branded retail was mainly due to volume declines related to certain exited business. The increase in non-retail and other sales was due to positive pricing/mix, partially offset by volume decreases in institutional sales.

Warehouse Segment Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase (Decrease)
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$130,200	21.9%	$140,710	21.6%	(7.5)%
Store Branded Retail	124,054	20.9	141,151	21.6	(12.1)%
Non-retail and Other	339,112	57.2	370,500	56.8	(8.5)%

Total	$593,366	100.0%	$652,361	100.0%	(9.0)%

The 9.0% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.1)%
Volume	(10.4)%
Week 53 Contribution	1.5%

Total Percentage Change in Sales	(9.0)%

Sales category discussion

Volume declined in all categories due to decreases in our cake business associated with the re-introduction of the Hostess cake brands by a competitor in the second half of fiscal 2013 as well as declines in our foodservice business, partially offset by the additional week in fiscal 2014 which affected all categories. Branded and store branded retail decreased due to significant volume declines in cake, partially offset by positive pricing/mix. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice (including tortillas), was due primarily to certain exited foodservice business and to a lesser extent lower vending and contract manufacturing volume.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.9%	26.9%	(1.0)%
Workforce-related costs	13.7	13.1	0.6
Packaging	4.6	4.5	0.1
Utilities	1.7	1.5	0.2
Other	6.1	6.8	(0.7)

Total	52.0%	52.8%	(0.8)%

Overall, the decrease was attributable to lower ingredient costs as a percent of sales and improved manufacturing efficiencies, partially offset by the carrying costs, excluding depreciation, associated with the acquired Hostess facilities increasing $5.4 million and higher workforce-related costs. Ingredient costs decreased as a percent of sales largely due to lower prices for sweeteners, oils and flour, partially offset by higher gluten costs and decreases in outside purchases of product (sales with no associated ingredient costs). This outside purchased product is included in the other line item above and largely relates to purchases from BBU in the prior year for the Sara Lee product. Increases in workforce-related costs as a percent of sales primarily resulted from lower sales for the Warehouse Segment and decreases in outside purchases of product (sales with no associated workforce-related costs).

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

The table below presents the significant components of materials, supplies, labor, and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.4%	24.2%	(0.8)%
Workforce-related costs	12.0	11.6	0.4
Packaging	3.4	3.4	—
Utilities	1.6	1.5	0.1
Other	7.6	7.4	0.2

Total	48.0%	48.1%	(0.1)%

The DSD Segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on sweeteners, oils and flour, partially offset by decreases in sales of outside purchased products (sales with no associated ingredient costs) and higher gluten prices. Workforce-related costs increased as a percent of sales primarily due to decreased outside purchased product (sales with no associated workforce-related costs). This outside purchased product is included in the other line item above and largely relates to purchases from BBU in the prior year for the Sara Lee product. The increase in the other line item is due to decreases in sales of product to and increases in purchases from the Warehouse Segment and increases in other carrying costs associated with the acquired Hostess facilities, mostly offset by decreases in outside purchases of product.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.0%	39.6%	(0.6)%
Workforce-related costs	22.8	20.4	2.4
Packaging	11.0	9.9	1.1
Utilities	1.9	1.7	0.2
Other	(1.4)	3.4	(4.8)

Total	73.3%	75.0%	(1.7)%

The Warehouse Segment’s decrease in ingredient costs as a percent of sales was primarily attributed to lower ingredient pricing, partially offset by increased sales to the DSD Segment (ingredient costs with no associated sales). The decreases in sales volume and increased sales to the DSD Segment increased workforce-related costs as a percent of sales (workforce-related costs with no associated sales). The increase in packaging was due primarily to price increases and increased sales to the DSD Segment (packaging costs with no associated sales). The decrease in the other line item is primarily due to decreased purchases of product from the DSD Segment and, to a lesser extent, increased sales of product to the DSD Segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4%	17.7%	(0.3)%
Distributor distribution fees	13.4	12.3	1.1
Other	5.7	6.3	(0.6)

Total	36.5%	36.3%	0.2%

The distributor distribution fees increased due to converting the DSD Segment’s Lepage and California territories to independent distributors, as well as the DSD Segment comprising a larger percentage of consolidated sales. Workforce-related costs decreased due to the conversion to independent distributors, partially offset by costs associated with the Lepage integration and lower sales for the Warehouse Segment. Prior year acquisition-related costs of $17.8 million caused the majority of the decline in the other line item component.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5%	18.2%	(0.7)%
Distributor distribution fees	15.9	14.9	1.0
Other	5.6	5.8	(0.2)

Total	39.0%	38.9%	0.1%

The decrease in workforce-related costs was attributable to the conversion to independent distributors discussed above which corresponds to the increase in distributor distribution fees. These decreases were partially offset by higher costs associated with the Lepage integration. The decrease in the other line item is mainly attributable to lower marketing costs in the current year as compared to the prior year.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.7%	7.4%	0.3%
Freezer/storage rent	2.0	1.8	0.2
Distribution costs	0.8	0.8	—
Other	4.9	4.6	0.3

Total	15.4%	14.6%	0.8%

The overall increase in selling, distribution and administrative expenses was primarily driven by significantly lower sales which spread the costs over a smaller sales base.

Depreciation and Amortization.    Depreciation and amortization expense increased in dollars and as a percent of sales due primarily to the Acquired Hostess Bread Assets, the Henderson, Nevada bakery placed into operation, the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year, and certain capital leases entered into during the year.

The DSD Segment’s depreciation and amortization expense increased in dollars and as a percent of sales primarily due to the Acquired Hostess Bread Assets, the acquisition of certain assets related to a bun line in Modesto, California and their bread line added earlier this year, and certain capital leases entered into during the year.

The Warehouse Segment’s depreciation and amortization expense increase as a percent of sales was the result of significantly lower sales in the current year as compared to the prior year.

Pension Plan Settlement Loss.    We recorded a settlement charge of $15.4 million during the fourth quarter of our fiscal 2014 related to our pension risk mitigation plan. Refer to the Pension Risk Mitigation Plan discussion in the “Overview” section above for additional details.

Impairment of Assets.    We recorded impairments of assets of $10.3 million during fiscal 2014. Refer to the Impairment of Assets discussion in the “Overview” section above for additional details.

Income from Operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Favorable (Unfavorable) Percentage
DSD Segment	(18.1)%
Warehouse Segment	(0.9)
Unallocated corporate	5.5
Consolidated	(17.8)%

The unfavorable decrease in the DSD Segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition in fiscal 2013 as discussed above. The gain on acquisition accounted for 13.8% of the DSD Segment decrease in operating income. Excluding the gain on acquisition, the decrease was 4.3% which was driven by the impairment of assets discussed in the “Overview” section above, higher costs for the acquired Hostess facilities, and the Lepage integration costs, partially offset by lower ingredient costs. The unfavorable decrease in the Warehouse Segment income from operations was primarily due to sales decreases which were driven by volume declines as discussed above, partially offset by lower ingredient costs. The favorable decrease in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Assets and the Sara Lee California acquisition in fiscal 2013 and higher pension income in fiscal 2014 as compared to the prior year, partially offset by the pension plan settlement loss discussed in the “Overview” above.

Net Interest Expense.    The decrease resulted from higher interest income in fiscal 2014 due to an increase in distributor notes receivables outstanding during the current year.

Income Taxes.    The effective tax rate for fiscal 2014 and fiscal 2013 was 34.4% and 28.4%, respectively. The fiscal 2013 rate was driven by the gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The fiscal 2013 gain was treated as a permanent item in the tax provision, and favorably impacted the rate by approximately 5.2%. The other significant differences in the effective rate and the statutory rate are additions for state income taxes, offset by reductions for the Section 199 qualifying production activities deduction, and discrete tax benefits.

Fiscal 2013 compared to Fiscal 2012

Consolidated Sales

	Fiscal 2013		Fiscal 2012
	52 weeks		52 weeks		% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,038,726	54.6%	$1,583,887	52.2%	28.7%
Store Branded Retail	645,858	17.3	544,479	18.0	18.6%
Non-retail and Other	1,048,032	28.1	902,758	29.8	16.1%

Total	$3,732,616	100.0%	$3,031,124	100.0%	23.1%

The 23.1% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.1%
Volume	16.8%
Acquisitions (Sara Lee California and Lepage until cycled)	6.2%

Total Percentage Change in Sales	23.1%

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

DSD Segment Sales

	Fiscal 2013		Fiscal 2012
	52 weeks		52 weeks		% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,898,016	61.6%	$1,480,048	59.3%	28.2%
Store Branded Retail	504,707	16.4	426,580	17.1	18.3%
Non-retail and Other	677,532	22.0	588,299	23.6	15.2%

Total	$3,080,255	100.0%	$2,494,927	100.0%	23.5%

The 23.5% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	2.6%
Volume	13.4%
Acquisitions (Sara Lee California and Lepage until cycled)	7.5%

Total Percentage Change in Sales	23.5%

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

Warehouse Segment Sales

	Fiscal 2013		Fiscal 2012
	52 weeks		52 weeks		% Increase
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$140,710	21.6%	$103,839	19.4%	35.5%
Store Branded Retail	141,151	21.6	117,899	22.0	19.7%
Non-retail and Other	370,500	56.8	314,459	58.6	17.8%

Total	$652,361	100.0%	$536,197	100.0%	21.7%

The 21.7% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(7.2)%
Volume	28.9%

Total Percentage Change in Sales	21.7%

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

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	26.9%	27.7%	(0.8)%
Workforce-related costs	13.1	13.9	(0.8)
Packaging	4.5	4.8	(0.3)
Utilities	1.5	1.7	(0.2)
Other	6.8	5.3	1.5

Total	52.8%	53.4%	(0.6)%

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

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.2%	24.6%	(0.4)%
Workforce-related costs	11.6	12.1	(0.5)
Packaging	3.4	3.6	(0.2)
Utilities	1.5	1.6	(0.1)
Other	7.4	6.9	0.5

Total	48.1%	48.8%	(0.7)%

The overall DSD Segment improvement was due primarily to significant volume increases partially offset by increased outside purchases of product, carrying costs associated with the Acquired Hostess Bread Assets’ facilities, and decreased manufacturing efficiencies. The cost of the outside purchases is included in the other line item component. Increases in ingredient prices, primarily flour, were more than offset by increases in outside purchases of product (sales with no associated ingredient costs). Workforce-related costs decreased as a percent of sales due to significant volume increases and higher sales from outside purchased products (sales with no associated workforce-related costs).

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.6%	42.0%	(2.4)%
Workforce-related costs	20.4	22.3	(1.9)
Packaging	9.9	10.6	(0.7)
Utilities	1.7	2.0	(0.3)
Other	3.4	(2.3)	5.7

Total	75.0%	74.6%	0.4%

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

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.7%	17.3%	0.4%
Distributor distribution fees	12.3	12.7	(0.4)
Other	6.3	6.0	0.3

Total	36.3%	36.0%	0.3%

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

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	18.2%	17.5%	0.7%
Distributor distribution fees	14.9	15.5	(0.6)
Other	5.8	5.5	0.3

Total	38.9%	38.5%	0.4%

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

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2013 % of sales	FY 2012 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.4%	7.3%	0.1%
Freezer/storage rent	1.8	1.8	—
Distribution costs	0.8	1.1	(0.3)
Other	4.6	4.9	(0.3)

Total	14.6%	15.1%	(0.5)%

The Warehouse Segment selling, distribution and administrative expenses decreased as a percent of sales primarily due to decreases in distribution costs. These costs were lower because of higher sales volume which spread costs over a larger base.

Depreciation and Amortization.    Depreciation and amortization expense increased due primarily to the Lepage and Sara Lee California acquisitions, the Acquired Hostess Assets as well as other property, plant and equipment being placed in service.

The DSD Segment’s depreciation and amortization expense increased primarily due to the Lepage acquisition, the Acquired Hostess Bread Assets as well as other property, plant and equipment being placed in service.

The Warehouse Segment depreciation and amortization expense decrease was the result of assets fully depreciated at the beginning of the year that did not impact the current year.

Gain on acquisition.    On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU for a cash purchase price of $50.0 million. The company acquired from BBU in the acquisition: (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma, market area. The Oklahoma license purchase was completed during fiscal 2012 for an immaterial cost. We financed this transaction with cash on hand and available borrowings. We believe the California acquisition resulted in a bargain purchase because the DOJ required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from a typical arms-length negotiation. Accordingly, the fair value of the assets acquired exceeded the consideration paid by approximately $50.1 million after tax.

Income from operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Favorable (Unfavorable) Percentage
DSD Segment	50.2%
Warehouse Segment	35.5
Unallocated corporate	(25.3)
Consolidated	53.4%

The increase in the DSD Segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition as discussed above. The gain on acquisition accounted for 21.7% of the DSD Segment increase in operating income. Excluding the gain on acquisition, the increase was 28.5% which was driven by significantly higher sales volumes and the Lepage acquisition, partially offset by the carrying costs associated with the Acquired Hostess Bread Assets’ facilities. The increase in the Warehouse Segment income from operations was primarily due to sales increases which were driven by higher volume as discussed above. The increase in unallocated corporate expenses was primarily due to $17.8 million of acquisition costs associated with the Acquired Hostess Bread Assets and Sara Lee California acquisitions partially offset by the prior year acquisition costs of $9.6 million.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 12, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Liquidity discussion Fiscal 2014 compared to Fiscal 2013

Flowers Foods’ cash and cash equivalents were $7.5 million at January 3, 2015 as compared to $8.5 million at December 28, 2013. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2014	Fiscal 2013	Change
Cash flows provided by operating activities	$313,970	$270,484	$43,486
Cash disbursed for investing activities	(33,313)	(502,885)	469,572
Cash (disbursed for) provided by financing activities	(281,664)	227,656	(509,320)

Total change in cash	$(1,007)	$(4,745)	$3,738

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Depreciation and amortization	$128,961	$118,491	$10,470
Stock-based compensation	18,662	15,943	2,719
Impairment of assets	10,308	—	10,308
Gain on acquisition	—	(50,071)	50,071
Loss (gain) reclassified from accumulated other comprehensive income to net income	5,218	27,055	(21,837)
Deferred income taxes	9,241	6,485	2,756
Provision for inventory obsolescence	1,074	1,210	(136)
Allowances for accounts receivable	4,956	4,110	846
Pension and postretirement plans expense (includes settlement loss in fiscal 2014)	5,341	(2,041)	7,382
Other non-cash	(6,215)	(5,701)	(514)

Net non-cash adjustment to net income	$177,546	$115,481	$62,065

Net cash used for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Changes in accounts receivable, net	$7,181	$1,114	$6,067
Changes in inventories, net	6,977	(10,708)	17,685
Changes in hedging activities, net	22	(39,325)	39,347
Changes in other assets, net	(23,993)	(22,151)	(1,842)
Changes in accounts payable, net	(9,951)	(702)	(9,249)
Changes in other accrued liabilities, net	(6,552)	10,699	(17,251)
Qualified pension plan contributions	(12,999)	(14,818)	1,819

Net changes in working capital and pension contributions	$(39,315)	$(75,891)	$36,576

The change in depreciation and amortization was primarily due to the acquisition of the Acquired Hostess Bread Assets, the Henderson, Nevada plant placed into operation, the Modesto, California bread line placed into service, and certain capital leases entered into during the year. Depreciation and amortization increased $10.0 million primarily as a result of these activities. The change in stock-based compensation was primarily because the awards granted in fiscal 2014 and fiscal 2013 were full awards compared to a partial award granted in fiscal 2012. This caused an increase in the expense in fiscal 2014. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for a more detailed description on our award types. The pension and postretirement plan expense increased because of the settlement loss of $15.4 million. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and are due to sales increases. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program). Note 10, Other Current and Noncurrent Assets, Note 11, Other Accrued Liabilities, and Note 20, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K list material items in each respective category for additional context to changes in working capital.

In fiscal 2014, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $4.6 million and discretionary contributions of $8.4 million. In addition, there were $0.4 million in nonqualified pension benefits paid from corporate assets during fiscal 2014. During 2015, the company expects to contribute $10.0 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During fiscal 2014, the company paid $24.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan. During fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2014 and fiscal 2013 (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Purchase of property, plant, and equipment	$(83,778)	$(99,181)	$15,403
Repurchase of independent distributor territories	(17,056)	(26,418)	9,362
Principal payments from notes receivable	23,718	21,596	2,122
Acquisition of businesses, net of cash acquired	—	(415,813)	415,813
Contingently refundable consideration	7,500	—	7,500
Proceeds from sale of new distribution territories	—	13,965	(13,965)
Proceeds from sale of property, plant and equipment	36,303	2,966	33,337

Net cash disbursed for investing activities	$(33,313)	$(502,885)	$469,572

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Assets acquisition required approximately $337.0 million in cash when the acquisition closed on July 19, 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Bread Assets acquisition at closing. An additional $0.3 million was paid for the Acquired Hostess Bread Assets shortly after closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. There were no acquisitions during fiscal 2014. In fiscal 2014 the company did receive $7.5 million for the cancelation of a co-pack agreement associated with the Sara Lee California acquisition. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details on the acquisitions that occurred during the reporting periods.

Capital expenditures for the DSD Segment and Warehouse Segment were $73.5 million and $6.5 million, respectively. The company currently estimates capital expenditures of approximately $85.0 million to $95.0 million on a consolidated basis during fiscal 2015. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory during fiscal 2013 and for the implementation of the independent distributor model at Lepage. We expect the implementation to cause changes to the amount outstanding under the distributor notes in fiscal 2015 and affect the principal payments received by us in the future. The $14.0 million in proceeds from the sale of new distribution territories was specifically for certain territories in California that were acquired outright from the company during fiscal 2013 and which were not financed at the time of acquisition. There were none of these in that market during fiscal 2014.

Cash Flows (Disbursed for) Provided by Financing Activities.    The table below presents net cash provided by financing activities for fiscal 2014 and fiscal 2013 (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Dividends paid, including dividends on share-based payment awards	$(102,302)	$(92,840)	$(9,462)
Exercise of stock options, including windfall tax benefit	28,893	21,466	7,427
Payment of debt issuance costs and financing fees	(773)	(2,456)	1,683
Stock repurchases	(38,916)	(8,819)	(30,097)
Change in bank overdrafts	(679)	(499)	(180)
Net debt and capital lease obligations payments	(167,887)	310,856	(478,743)
Other	—	(52)	52

Net cash (disbursed for) provided by financing activities	$(281,664)	$227,656	$(509,320)

Our annual dividend payout rate increased 9.2% from fiscal 2013 to fiscal 2014. The ten-year compound annual growth rate for our dividend payout rate was 17.7%. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax windfall benefit increased as a result of more exercises occurring during fiscal 2014 when compared to fiscal 2013. As of January 3, 2015, there were nonqualified stock option grants of 6,190,461 shares that were exercisable. These have a remaining contractual life of approximately 2.27 years and a weighted average exercise price of $10.88 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and such exercises may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees changed because we incurred fees for the securitization facility and the new term loan, described in liquidity below, that were secured in fiscal 2013. The change in bank overdraft was a function of our cash receipts since the end of our fiscal 2013. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations decreased primarily from the payments used to decrease our debt obligations.

The credit facility and the securitization facility are variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change and the term loan was paid off during the third quarter of fiscal 2013. Therefore, borrowings under the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Consolidated Statements of Income.

Liquidity discussion Fiscal 2013 compared to Fiscal 2012

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

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Depreciation and amortization	$118,491	$102,690	$15,801
Stock-based compensation	15,943	10,116	5,827
Gain on acquisition	(50,071)	—	(50,071)
Loss (gain) reclassified from accumulated other comprehensive income to net income	27,055	17,272	9,783
Deferred income taxes	6,485	11,450	(4,965)
Provision for inventory obsolescence	1,210	947	263
Allowances for accounts receivable	4,110	1,991	2,119
Pension and postretirement plans expense	(2,041)	1,570	(3,611)
Other non-cash	(5,701)	(1,182)	(4,519)

Net non-cash adjustment to net income	$115,481	$144,854	$(29,373)

Net cash used for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2013	Fiscal 2012	Change
Changes in accounts receivable, net	$1,114	$(64,182)	$65,296
Changes in inventories, net	(10,708)	(13,366)	2,658
Changes in hedging activities, net	(39,325)	(1,850)	(37,475)
Changes in other assets, net	(22,151)	1,431	(23,582)
Changes in accounts payable, net	(702)	28,529	(29,231)
Changes in other accrued liabilities, net	10,699	3,486	7,213
Qualified pension plan contributions	(14,818)	(18,143)	3,325

Net changes in working capital and pension contributions	$(75,891)	$(64,095)	$(11,796)

The change in depreciation and amortization was primarily due to the Lepage acquisition (fiscal 2012), Acquired Hostess Bread Assets (fiscal 2013), and the Sara Lee California (fiscal 2013) acquisitions. Depreciation and amortization increased $11.3 million for these acquisitions. The change in stock-based compensation was primarily because the 2012 long term incentive grant occurred in July 2012 and, therefore, was included in all of 2013, as opposed to only two quarters in 2012, and the significant increase of our stock price in fiscal 2013. The stock-based compensation award in 2013 was on January 1, 2013 and was, therefore, included in the entire fiscal 2013. The provision of allowance for accounts receivable increased because sales increased by 12.6% in the fourth quarter of fiscal 2013. The sales increase affected the accounts receivable balance for sales that occurred in the quarter but which were not collected until 2014. The increase in inventory was because the company increased materials on hand to keep up with sales demand. The pension and postretirement plan expense decreased because the unfunded liability of the plans decreased from the prior year (requiring a smaller contribution in 2013 versus 2012). Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program). Note 10, Other Current and Noncurrent Assets, Note 11, Other Accrued Liabilities, and Note 20, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K list material items in each respective category for additional context to changes in working capital.

In fiscal 2013, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $5.0 million and discretionary contributions of $9.8 million. In addition, there were $0.4 million in nonqualified pension benefits paid from corporate assets during fiscal 2013. Despite an average annual return on plan assets of 7.4% (net of expenses) over the last fifteen years, contributions in future years are expected to increase because of the significantly lower than expected asset returns during 2008 which have not fully recovered. During 2014, the company paid $13.0 million to our qualified pension plans and paid $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the fiscal 2013, the company paid $23.7 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program earned during fiscal 2012. We paid $13.4 million during fiscal 2012 for the performance-based cash bonus program earned during fiscal 2011.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2013 and fiscal 2012 (amounts in thousands):

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

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Assets acquisition required approximately $337.0 million in cash when the acquisition closed on July 19, 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Bread Assets acquisition at closing. An additional $0.3 million was paid for the Acquired Hostess Bread Assets shortly after closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. Capital expenditures for the DSD Segment and Warehouse Segment were $80.5 million and $8.2 million, respectively. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the Sara Lee California acquisition distributor territory during fiscal 2013. Prior to the acquisition, Lepage generally did not use the independent distributor model to deliver their products. During the third quarter of fiscal 2013 we began to implement the independent distributor model at Lepage.

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

Our annual dividend payout rate increased 5.4% from fiscal 2012 to fiscal 2013. Stock option exercises and the associated tax windfall benefit increased slightly. As of December 28, 2013, there were nonqualified stock option grants of 4,977,704 shares that were exercisable. These had a remaining contractual life of approximately 2.28 years and a weighted average exercise price of $10.91 per share.

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

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility.    On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million (ii) extended the term one year to July 17, 2016 and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of January 3, 2015 and December 28, 2013, the company had $0.0 million and $150.0 million, respectively, outstanding under the facility. As of January 3, 2015, the company was in compliance with all restrictive financial covenants under the facility. On January 3, 2015, the company had $200.0 million available under its facility for working capital and general corporate purposes.

Optional principal repayments may be made at anytime without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments.

New Term Loan.    We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million to partially finance the then pending acquisition of the Acquired Hostess Bread Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K. On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts due under the new term loan until the balance is paid in full (amounts in thousands):

Fiscal Year	Payments
2015	$30,000
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and will be amortized over the remaining term. As of January 3, 2015 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid $3.9 million issuance costs (including underwriting fees and legal fees) for issuing the notes. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of January 3, 2015 and December 28, 2013 the company was in compliance with the restrictive covenants under the notes and the indenture governing the notes.

Credit Facility.    On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of January 3, 2015 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $53.0 million and $44.2 million in outstanding borrowings under the credit facility at January 3, 2015 and December 28, 2013, respectively. The highest outstanding daily balance during fiscal 2014 was $62.1 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K. During fiscal 2014, the company borrowed $1,116.4 million in revolving borrowings under the credit facility and repaid $1,125.2 million in revolving borrowings. The amount available under the credit facility is reduced by $16.4 million for letters of credit. On January 3, 2015, the company had $430.6 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate Maturities of Debt.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of January 3, 2015, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2015	$35,060
2016	74,880
2017	122,249
2018	122,881
2019	8,067
2020 and thereafter	404,094

Total	$767,231

Stock Repurchase Plan.    Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. At the Board of Directors meeting in November 2014, the board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on January 3, 2015, 14.0 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 3, 2015, 60.6 million shares at a cost of $497.3 million have been purchased under this plan. Included in these amounts are 2,014,610 shares at a cost of $38.9 million purchased during fiscal 2014.

Income Taxes.    Federal and state tax payments totaled $82.8 million, $83.8 million, and $63.6 million during fiscal years 2014, 2013, and 2012, respectively, and were funded with cash flows from operations.

Distributor Arrangements.    The company offers long-term financing to independent distributors for the purchase of their territories, and a vast majority of the independent distributors elect to use this financing alternative. The distributor notes generally have terms of up to ten years, and the distributors pay principal and interest weekly. A majority of the independent distributors have the right to require the company to repurchase the territories and trucks, if applicable, at the original price paid by the distributor on the long-term financing arrangement in the six-month period following the sale of a territory to the independent distributor. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the first six-month period. After the six-month period expires, the company retains a right of first refusal to repurchase these territories. Additionally, in the event the company exits a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. If the company acquires a territory from an independent distributor that is to be resold, the company operates the territory until it can be resold. If the territory is not to be resold, the value of the territory is charged to earnings. The company held an aggregate of $182.2 million and $161.6 million as of January 3, 2015 and December 28, 2013, respectively, of distributor notes. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual distributor. The company has approximately $20.5 million and $26.6 million as of January 3, 2015 and December 28, 2013, respectively, of territories held for sale.

In the ordinary course of business, when an independent distributor terminates their relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the leased truck of the former distributor. To accomplish this, the company operates the leased truck for the distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 3, 2015 and December 28, 2013, the company operated approximately 420 and 370 trucks as held for sale distributorships, respectively. Assuming the company does not resell these territories to new independent distributors, at January 3, 2015 and

December 28, 2013, the maximum obligation associated with these truck leases was approximately $8.1 million and $3.9 million, respectively. There is no liability recorded in the Consolidated Balance Sheet with respect to such leases, as the obligation for each lease generally remains an obligation of the former distributor until the territory is sold to a new distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to new independent distributors.

Special Purpose Entities.    At January 3, 2015 and December 28, 2013, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.    The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at January 3, 2015 and December 28, 2013 was $14.5 million and $13.1 million, respectively.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at January 3, 2015 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2015	2016-2017	2018-2019	2020 and Beyond
Contractual Obligations:
Long-term debt	$743,000	$30,000	$187,500	$123,000	$402,500
Interest payments(1)	137,021	21,759	40,386	35,501	39,375
Capital leases	22,526	4,496	8,871	7,666	1,493
Interest on capital leases	1,705	564	758	282	101
Non-cancelable operating lease obligations(2)	499,903	65,583	104,274	70,239	259,807
Pension and postretirement contributions and payments(3)	18,542	10,691	1,726	1,922	4,203
Deferred compensation plan obligations(4)	14,515	1,861	2,204	790	9,660
Purchase obligations(5)	296,233	296,233	—	—	—

Total contractual cash obligations	$1,733,445	$431,187	$345,719	$239,400	$717,139

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$16,412	$16,412	$—	$—	$—
Truck lease guarantees	8,078	124	433	1,687	5,834

Total commitments	$24,490	$16,536	$433	$1,687	$5,834

(1)	The $53.0 million outstanding under our credit facility at January 3, 2015 is not included since payments into and out of the credit facility change daily. Interest on the senior notes is based on the stated rate and excludes the amortization of debt discount of $0.7 million. Also excluded from interest payments are the non-cash amortization charges of the discount for the fair value of the Lepage deferred payments. The facility and new term loan interest rates are based on the actual rates as of January 3, 2015.

(2)	Does not include lease payments expected to be incurred in fiscal year 2015 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheet but will be recorded as lease payments obligations are incurred in the Consolidated Statements of Income.

(3)	Includes the estimated company contributions to the pension plans during fiscal 2015 and the expected benefit payments for postretirement plans from fiscal 2015 through fiscal 2024. These future postretirement plan payments are not recorded on the Consolidated Balance Sheet but will be recorded as these payments are incurred in the Consolidated Statements of Income.

(4)	These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP. This liability is recorded on the Consolidated Balance Sheet.

(5)	Represents the company’s various ingredient and packaging purchasing commitments. This item is not recorded on the Consolidated Balance Sheet.

(6)	These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 3, 2015 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheet, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $1.4 million related to uncertain tax positions. Details regarding this liability are presented in Note 20, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K. We expect to sell repurchased distributor territories that we currently operate. If we determined that these territories would not be sold, an additional $8.1 million of future lease payments would become our responsibility. These lease payments are not included in the table and will only be incurred if the territories are not sold.

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

In June 2014, the FASB issued guidance that requires performance targets for a share-based payment award that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The performance condition should not be reflected in the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The company already applies the standards proscribed in this guidance therefore it will not have an impact on the Consolidated Financial Statements. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is our fiscal 2016.

In August 2014, the FASB issued guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the Consolidated Financial Statements.

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from generally accepted accounting principles in the United States of America (“GAAP”). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The requirements of this guidance are not expected to have a significant impact on the Consolidated Financial Statements.

In February 2015, the FASB issued guidance that focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company is still analyzing the potential impact of this guidance on the company’s Consolidated Financial Statements.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 3, 2015, the company’s hedge portfolio contained commodity derivatives with a fair value of $(16.3) million. Of this fair value, $(13.0) million is based on quoted market prices and $(3.3) million is based on models and other valuation methods; $(13.8) million, and $(2.5) million of this fair value relates to instruments that will be utilized in each of fiscal 2015 and 2016, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 3, 2015, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $12.7 million and $(12.7) million, respectively. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Interest Rate Risk

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012, with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge. Because the treasury rate lock was exited on March 29, 2012, there was no fair value as of January 3, 2015 or December 28, 2013.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 3, 2015.

The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 18, 2014 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2014 and Fiscal 2013 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 3, 2015 and December 28, 2013.

Consolidated Statements of Income for Fiscal 2014, Fiscal 2013, and Fiscal 2012.

Consolidated Statements of Comprehensive Income for Fiscal 2014, Fiscal 2013, and Fiscal 2012.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2014, Fiscal 2013, and Fiscal 2012.

Consolidated Statements of Cash Flows for Fiscal 2014, Fiscal 2013, and Fiscal 2012.

Notes to Consolidated Financial Statements.

2.	Exhibits. The following documents are filed as exhibits hereto:

EXHIBIT INDEX

Exhibit No		Name of Exhibit
2.1	—	Distribution Agreement, dated as of October 26, 2000, by and between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).
2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, by and between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
2.3	—	Acquisition Agreement, dated as of May 31, 2012, by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K, dated June 1, 2012, File No. 1-16247).
2.4	—	Agreement and Plan of Merger, dated as of May 31, 2012, by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K, dated June 1, 2012, File No. 1-16247).
2.5	—	Asset Purchase Agreement, dated as of January 11, 2013, by and among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K, dated January 14, 2013, File No. 1-16247).
3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc., as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
4.1	—	Form of Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

Exhibit No		Name of Exhibit
4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).
4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated March 29, 2012, File No. 1-16247).
4.4	—	Indenture, dated as of April 3, 2012, by and between Flowers Foods, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.5	—	Officers’ Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.6	—	Form of 4.375% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).
4.7	—	Registration Rights Agreement, dated as of July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated July 23, 2012, File No. 1-16247).
4.8	—	Flowers Foods, Inc. 401(k) Retirement Savings Plan, as amended through December 17, 2013 (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 21, 2014).
10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 26, 2011, File No. 1-16247).
10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2012, File No. 1-16247).
10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).
10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).
10.5	—	Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).
10.6	—	First Amendment to Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

Exhibit No		Name of Exhibit
10.7	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated July 22, 2013, File No. 1-16247).
10.8	—	First Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 7, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 12, 2014, File No. 1-16247).
*10.9	—	Second Amendment to Receivables Loan, Security and Servicing Agreement, dated as of December 17, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent.
10.10+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).
10.11+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.12+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.13+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.14+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.15+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.16+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).
10.17+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).
10.18+	—	Form of 2011 Nonqualified Stock Option Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2011, File No. 1-16247).
10.19+	—	Flowers Foods, Inc. Change of Control Plan, dated as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).
10.20+	—	Form of 2012 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

Exhibit No		Name of Exhibit
10.21+	—	Form of 2013 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).
10.22+	—	Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).
10.23+	—	Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).
*10.24+	—	Form of 2015 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
*12.1	—	Computation of Ratio of Earnings to Fixed Charges.
*21	—	Subsidiaries of Flowers Foods, Inc.
*23	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Year Ended January 3, 2015.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2015.

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

Signature	Title	Date

/s/ ALLEN L. SHIVER Allen L. Shiver	President and Chief Executive Officer and Director	February 25, 2015

/s/ R. STEVE KINSEY R. Steve Kinsey	Executive Vice President and Chief Financial Officer	February 25, 2015

/s/ KARYL H. LAUDER Karyl H. Lauder	Senior Vice President and Chief Accounting Officer	February 25, 2015

/s/ GEORGE E. DEESE George E. Deese	Chairman	February 25, 2015

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 25, 2015

/s/ FRANKLIN L. BURKE Franklin L. Burke	Director	February 25, 2015

/s/ BENJAMIN H. GRISWOLD, IV Benjamin H. Griswold, IV	Director	February 25, 2015

/s/ MARGARET G. LEWIS Margaret G. Lewis	Director	February 25, 2015

/s/ AMOS R. MCMULLIAN Amos R. McMullian	Director	February 25, 2015

/s/ J.V. SHIELDS, JR. J.V. Shields, Jr.	Director	February 25, 2015

/s/ DAVID V. SINGER David V. Singer	Director	February 25, 2015

/s/ JAMES T. SPEAR James T. Spear	Director	February 25, 2015

/s/ MELVIN T. STITH, PH.D. Melvin T. Stith, Ph.D.	Director	February 25, 2015

/s/ C. MARTIN WOOD III C. Martin Wood III	Director	February 25, 2015

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Flowers Foods Inc. and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 25, 2015

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3, 2015	December 28, 2013
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$7,523	$8,530

Accounts and notes receivable, net of allowances of $2,723 and $1,598, respectively	235,911	253,967

Inventories:
Raw materials	33,579	37,071
Packaging materials	19,591	21,188
Finished goods	39,930	42,592

	93,100	100,851

Spare parts and supplies	54,058	47,956

Deferred taxes	26,823	31,790

Other	43,148	44,311

Total current assets	460,563	487,405

Property, Plant and Equipment:
Land	93,314	99,201
Buildings	441,444	444,357
Machinery and equipment	1,115,129	1,075,467
Furniture, fixtures and transportation equipment	124,173	107,866
Construction in progress	18,566	41,117

	1,792,626	1,768,008
Less: accumulated depreciation	(985,168)	(901,004)

	807,458	867,004

Notes Receivable	161,905	142,845

Assets Held for Sale	39,108	54,752

Other Assets	12,011	12,894

Goodwill	282,960	282,404

Other Intangible Assets, net	644,969	656,710

Total assets	$2,408,974	$2,504,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$34,496	$31,272
Accounts payable	142,643	151,935
Other accrued liabilities	138,414	144,575

Total current liabilities	315,553	327,782

Long-term debt:
Total long-term debt and capital lease obligations	728,940	892,478

Other Liabilities:
Post-retirement/post-employment obligations	93,589	44,226
Deferred taxes	94,153	112,140
Other long-term liabilities	53,695	51,199

Total other long-term liabilities	241,437	207,565

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,382,272 shares and 20,166,635 shares, respectively	(202,062)	(190,481)
Capital in excess of par value	613,859	593,355
Retained earnings	809,068	735,631
Accumulated other comprehensive loss	(98,020)	(62,515)

Total stockholders’ equity	1,123,044	1,076,189

Total liabilities and stockholders’ equity	$2,408,974	$2,504,014

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$3,748,973	$3,732,616	$3,031,124
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,950,633	1,972,221	1,617,810
Selling, distribution and administrative expenses	1,368,289	1,356,742	1,092,113
Depreciation and amortization	128,961	118,491	102,690
Pension plan settlement loss	15,387	—	—
Impairment of assets	10,308	—	—
Gain on acquisition	—	(50,071)	—

Income from operations	275,395	335,233	218,511
Interest expense	28,288	28,875	23,411
Interest income	(20,947)	(16,015)	(13,672)

Income before income taxes	268,054	322,373	208,772
Income tax expense	92,315	91,479	72,651

Net income	$175,739	$230,894	$136,121

Net Income Per Common Share:
Basic:
Net income per common share	$0.84	$1.11	$0.66

Weighted average shares outstanding	209,683	207,935	205,005

Diluted:
Net income per common share	$0.82	$1.09	$0.66

Weighted average shares outstanding	213,092	211,927	207,674

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net income.	$175,739	$230,894	$136,121

Other comprehensive income, net of tax:
Pension and postretirement plans:
Prior service credit for the period	—	682	—
Settlement loss	9,463	—	—
Net gain (loss) for the period	(45,516)	55,637	(16,214)
Amortization of prior service credit included in net income	(289)	(158)	(158)
Amortization of actuarial loss included in net income	829	3,307	2,944

Pension and postretirement plans, net of tax	(35,513)	59,468	(13,428)

Derivative instruments:
Net change in fair value of derivatives	(3,201)	(24,457)	(1,546)
Loss (gain) reclassified to net income	3,209	17,141	12,354

Derivative instruments, net of tax	8	(7,316)	10,808

Other comprehensive income (loss), net of tax	(35,505)	52,152	(2,620)

Comprehensive income	$140,234	$283,046	$133,501

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Number of Shares Issued	Par Value				Number of Shares	Cost
	(Amounts in thousands, except share data)
Balances at December 31, 2011	152,488,008	$199	$544,065	$547,997	$(112,047)	(16,506,822)	$(221,246)	$758,968
Net income				136,121				136,121
Derivative instruments, net of tax					10,808			10,808
Pension and postretirement plans, net of tax					(13,428)			(13,428)
Shares issued for acquisition			16,628			2,178,648	29,259	45,887
Stock repurchases						(935,742)	(18,726)	(18,726)
Exercise of stock options			(329)			1,047,297	14,210	13,881
Issuance of deferred stock awards			(610)			45,405	610	—
Amortization of share-based compensation awards			9,373					9,373
Income tax benefits related to share-based payments			2,225					2,225
Performance-contingent restricted stock awards forfeitures and cancellations			606			(45,252)	(606)	—
Issuance of deferred compensation			(34)			1,647	34	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(255)				(255)
Dividends paid — $0.420 per common share				(86,234)				(86,234)

Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				230,894				230,894
Derivative instruments, net of tax					(7,316)			(7,316)
Pension and postretirement plans, net of tax					59,468			59,468
Adjustment for 3 for 2 stock split	76,241,577			(52)		(6,860,135)		(52)
Stock repurchases						(367,623)	(8,819)	(8,819)
Exercise of stock options			508			1,158,590	13,177	13,685
Issuance of deferred stock awards			(752)			54,120	752	—
Amortization of share-based compensation awards			14,725					14,725
Income tax benefits related to share-based payments			7,824					7,824
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (Note 16)			(874)			63,232	874	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(386)				(386)
Dividends paid — $0.444 per common share				(92,454)				(92,454)

Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				175,739				175,739
Derivative instruments, net of tax					8			8
Pension and postretirement plans, net of tax					(35,513)			(35,513)
Stock repurchases						(2,014,610)	(38,916)	(38,916)
Exercise of stock options			2,206			1,921,397	18,808	21,014
Issuance of deferred stock awards			(2,095)			211,850	2,095	—
Amortization of share-based compensation awards			18,917					18,917
Income tax benefits related to share-based payments			7,908					7,908
Performance-contingent restricted stock awards issued (Note 16)			(6,168)			652,719	6,168	—
Issuance of deferred compensation			(264)			13,007	264	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(608)				(608)
Dividends paid — $0.485 per common share				(101,694)				(101,694)

Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	53 weeks	52 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$175,739	$230,894	$136,121
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	—	(50,071)	—
Depreciation and amortization	128,961	118,491	102,690
Impairment of assets	10,308	—	—
Stock-based compensation	18,662	15,943	10,116
Loss (gain) reclassified from accumulated other comprehensive income to net income	5,218	27,055	17,272
Deferred income taxes	9,241	6,485	11,450
Provision for inventory obsolescence	1,074	1,210	947
Allowances for accounts receivable	4,956	4,110	1,991
Pension and postretirement plans (benefit) expense	5,341	(2,041)	1,570
Other	(6,215)	(5,701)	(1,182)
Qualified pension plan contributions	(12,999)	(14,818)	(18,143)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	7,181	1,114	(64,182)
Inventories, net	6,977	(10,708)	(13,366)
Hedging activities, net	22	(39,325)	(1,850)
Other assets	(23,993)	(22,151)	1,431
Accounts payable	(9,951)	(702)	28,529
Other accrued liabilities	(6,552)	10,699	3,486

Net cash provided by operating activities	313,970	270,484	216,880

Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(83,778)	(99,181)	(67,259)
Repurchase of independent distributor territories	(17,056)	(26,418)	(17,849)
Principal payments from notes receivable	23,718	21,596	16,498
Acquisition of businesses, net of cash acquired	—	(415,813)	(318,476)
Contingently refundable consideration	7,500	—	—
Proceeds from sale of new distribution territories	—	13,965	—
Proceeds from sale of property, plant and equipment	36,303	2,966	1,301
Other	—	—	348

Net cash disbursed for investing activities	(33,313)	(502,885)	(385,437)

Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(102,302)	(92,840)	(86,489)
Exercise of stock options	21,014	13,685	13,881
Excess windfall tax benefit related to share-based payment awards	7,879	7,781	2,318
Payments for debt issuance costs	—	—	(3,882)
Payment of financing fees	(773)	(2,456)	(558)
Stock repurchases	(38,916)	(8,819)	(18,726)
Change in bank overdrafts	(679)	(499)	6,684
Proceeds from debt borrowings	1,175,200	2,169,950	1,482,481
Debt and capital lease obligation payments	(1,343,087)	(1,859,094)	(1,221,660)
Other	—	(52)	—

Net cash (disbursed for) provided by financing activities	(281,664)	227,656	174,049

Net (decrease) increase in cash and cash equivalents	(1,007)	(4,745)	5,492
Cash and cash equivalents at beginning of period	8,530	13,275	7,783

Cash and cash equivalents at end of period	$7,523	$8,530	$13,275

Schedule of non cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$264	$—	$34
Capital and right-to-use lease obligations	$12,399	$8,971	$4,867
Issuance of notes receivable on new distribution territories	$44,346	$22,611	$1,891
Shares issued for the Lepage acquisition	$—	$—	$45,887
Deferred obligations issued for acquisition	$—	$—	$17,663
Purchase of property, plant and equipment included in accounts payable	$1,094	$435	$3,310
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,065	$25,996	$16,106
Income taxes paid, net of refunds of $4,240, $323 and $7,194, respectively	$78,587	$83,525	$56,377

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery segment (“Warehouse Segment”). The DSD Segment focuses on the production and marketing of bakery products throughout the Northeast, South, Southern Midwest, Southwest, and California. The Warehouse Segment produces snack cakes, breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

Note 2.	Summary of Significant Accounting Policies

Basis of Consolidation.    The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

The company also maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE. See Note 13, Variable Interest Entities, for additional disclosure of this VIE entity.

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consisted of 53 weeks. Fiscal 2013 and fiscal 2012 consisted of 52 weeks. Fiscal 2015 will consist of 52 weeks.

Revenue Recognition.    The company recognizes revenue from the sale of product at the time of delivery when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. See Note 3, Financial Statement Revisions, for documentation of the revisions associated with the revenues reported in prior periods.

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2014, 2013, and 2012, the company recorded $1,206.6 million, $1,116.4 million, and $863.4 million, respectively, in sales through PBS.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities deliver our products to independent distributors, who deliver our products to outlets of retail accounts that are within the distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). Generally, no revenue is recognized by the company upon delivery of our products by the company to the distributor or upon delivery of our products by the distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 3, 2015 and December 28, 2013 was $6.1 million and $6.4 million, respectively.

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

The company repurchases territories from and sells territories to independent distributors from time to time. At the time the company purchases a territory from an independent distributor, the fair value purchase price of the territory is recorded as “Assets Held for Sale”. Upon the sale of that territory to a new independent distributor, generally a note receivable of up to ten years is recorded for the sales price of the territory (for those situations when the company provides direct financing to the distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable (i.e., the sales price) and the territory’s carrying value is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers its distributor activity a cost of distribution. Since the distributor has the right to require the company to repurchase the territory at the original purchase price within the first six-month period following the date of sale, no gain is recorded on the sale of the territory until after the six-month period is completed (except that gains of $5,000 or less are recognized immediately upon the sale). Upon expiration of the six-month period, the amount deferred during this period is recorded and the remaining gain on the sale is recorded over the remaining term of the note. In instances where a territory is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a territory held for sale is recorded at such time when the impairment occurs. The deferred gains were $25.7 million and $22.4 million at January 3, 2015 and December 28, 2013, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $3.8 million during fiscal 2014, $5.5 million during fiscal 2013, and $2.6 million during fiscal 2012 related to the sale of territories as a component of selling, distribution and administrative expenses.

Cash and Cash Equivalents.    The company considers deposits in banks, certificates of deposits, and short-term investments with original maturities of three months or less as cash and cash equivalents.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts and Notes Receivable.    Accounts receivable consists of trade receivables, current portions of distributor notes receivable, and miscellaneous receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for trade receivables, distributor notes receivable, and miscellaneous receivables. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining past due or delinquent status of a customer, the aged trial balance is reviewed on a weekly basis by sales management and generally any accounts older than seven weeks are considered delinquent. Activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2014	$1,598	$4,956	$3,831	$2,723
Fiscal 2013	$386	$4,110	$2,898	$1,598
Fiscal 2012	$171	$1,991	$1,776	$386

The increase from fiscal 2012 to fiscal 2013 for the amount charged to the allowance for accounts receivable was from a significant increase in the number of new customers added during the year. These new customers contributed to the volume increases recognized in our overall sales increases. The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2014, 2013 and 2012 accounted for 43.9%, 44.7% and 45.3% of sales, respectively. Our largest customer, Walmart/Sam’s Club, percent of sales for fiscal years 2014, 2013 and 2012 was as follows:

	Percent of Sales
	DSD Segment	Warehouse Segment	Total
Fiscal 2014	16.8%	2.6%	19.5%
Fiscal 2013	17.1%	3.1%	20.2%
Fiscal 2012	16.9%	3.9%	20.8%

Inventories.    Inventories at January 3, 2015 and December 28, 2013 are valued at lower of cost or market. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are at average costs.

The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2014	$93	$1,074	$1,008	$159
Fiscal 2013	$38	$1,210	$1,155	$93
Fiscal 2012	$58	$947	$967	$38

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2014, 2013, and 2012, shipping costs were $847.6 million, $797.4 million, and $675.6 million, respectively, including delivery fees paid to independent distributors.

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

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $28.9 million and $22.5 million at January 3, 2015 and December 28, 2013, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $6.3 million and $7.0 million at January 3, 2015 and December 28, 2013, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures, and transportation equipment over three to fifteen years. Property under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2014, 2013, and 2012 was $117.2 million, $106.7 million and $93.4 million, respectively. The company had no capitalized interest during fiscal 2014, 2013, and 2012. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations and is included in adjustments to reconcile net income to net cash for operating activities in the Consolidated Statements of Cash Flows.

Segments.    The company’s segments are separated primarily by the different delivery methods each segment uses for their respective product deliveries. DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Our bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell that bakery’s products. The bakeries within each segment produce products that are sold externally to their customers and internally to bakeries within the segment and to the other segment. Sales between bakeries are transferred at standard cost.

Impairment of Long-Lived Held and Used Assets.    The company determines whether there has been an impairment of long-lived held and used assets when indicators of potential impairment are present. We consider historical performance and future estimated results in our evaluation of impairment. In the event that facts and circumstances indicate that the cost of any long-lived held and used assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.

Future adverse changes in market conditions or poor operating results of underlying long-lived held and used assets could result in losses or an inability to recover the carrying value of the long-lived held and used assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge in the future. There were no impairment charges for long-lived held and used assets during fiscal years 2014, 2013, or 2012.

Impairment of Other Intangible Assets.    The company accounts for other intangible assets recognized in a purchase business combination at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from three years to forty years for these assets. These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships, and supply agreements.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized. Indefinite-lived intangible assets are tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of potential impairment are present. We have elected not to perform the qualitative approach. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these as finite-lived assets that will require amortization. We consider historical performance and future estimated results in our evaluation of impairment. In the event that facts and circumstances indicate that the cost of any indefinite-lived intangible assets may be impaired, an evaluation of the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following four material assumptions: (a) discount rate; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We use the multi-period excess earnings and relief from royalty methods to value these indefinite-lived intangible assets. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. These indefinite-lived intangible assets are trademarks acquired in a purchase business combination.

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. There were no impairment charges during fiscal years 2014, 2013, or 2012. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. This analysis is performed for both of our segments. Goodwill is recorded at the segment level primarily because of reciprocal baking arrangements for plants within each segment. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2014, 2013, or 2012. During the second quarter of fiscal 2014, we recorded an impairment of $2.6 million related to the disposition of certain assets as described in Note 6, Assets Held For Sale. This goodwill impairment represented the share of goodwill for the disposed assets. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at January 3, 2015 qualified for hedge accounting. During fiscal years 2014, 2013, and 2012 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of these instruments.

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2014, 2013, and 2012 there were no discontinued hedge positions.

The impact to earnings is included in our materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) line item. Changes in the fair value of the asset or liability are recorded as either a current or long-term asset or liability depending on the underlying fair value. Amounts reclassified to earnings for the commodity cash flow hedges are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. See Note 9, Derivative Financial Instruments, for additional disclosure.

Treasury Stock.    The company records acquisitions of its common stock for treasury at cost. Differences between proceeds for reissuances of treasury stock and average cost are credited or charged to capital in excess of par value to the extent of prior credits and thereafter to retained earnings. See Note 15, Stockholders’ Equity, for additional disclosure.

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $22.9 million, $28.1 million, and $19.1 million for fiscal years 2014, 2013, and 2012, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from Treasury Stock. See Note 16, Stock-Based Compensation, for additional disclosure.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $13.0 million and $14.8 million at January 3, 2015 and December 28, 2013, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $2.4 million, $3.2 million, and $1.6 million in fiscal years 2014, 2013, and 2012, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation process. Interest related to unrecognized tax benefits is recorded within the interest expense line in the accompanying Consolidated Statements of Income. See Note 20, Income Taxes, for additional disclosure.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2014	$2,895	$361	$—	$2,534
Fiscal 2013	$4,545	$1,650	$—	$2,895
Fiscal 2012	$4,874	$782	$453	$4,545

The deductions column in the table above presents the amounts reduced in the deferred tax asset valuation allowance that were recorded to, and included as part of, deferred tax expense. The additions column represents amounts that increased the allowance.

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

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. The performance contingent restricted stock awards do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. See Note 18, Earnings Per Share, for additional disclosure.

Pension/OPEB Obligations.    The company records net periodic benefit costs and obligations related to its three defined benefit pension and two other post employment benefit (“OPEB”) plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company determines the fair value of substantially all its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain, or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end. See Note 19, Postretirement Plans, for additional disclosure.

Pension Plan assets.    Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate.

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

Fair Value of Financial Instruments.    On April 3, 2012, the company issued $400.0 million of senior notes. The notes are recorded in our financial statements at carrying value, net of issuance costs. The issuance costs are being amortized over the ten year term of the note to interest expense. In addition and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 14, Fair Value of Financial Instruments.

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. In December 2011, the FASB issued guidance to present reclassifications out of accumulated other comprehensive income. See Note 17, Accumulated Other Comprehensive Income (Loss), for these additional required disclosures.

Note 3.	Financial Statement Revisions

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as contra revenue. These revisions have been made for all periods presented in this Form 10-K. The impact of these cash sales was 0.5% and 0.5% to our previously reported consolidated sales in our fiscal 2013 and fiscal 2012 financial statements, respectively. In addition, since these types of sales are only applicable to our DSD Segment, the impact was 0.6% and 0.6% to our previously reported DSD Segment sales in our fiscal 2013 and fiscal 2012 financial statements, respectively. We have concluded that these revisions are immaterial to our fiscal 2013 and 2012 financial statements and each of the quarterly periods in fiscal years 2014, 2013 and 2012.

Our financial statements have been revised to correctly report the discounts by decreasing sales and decreasing selling, distribution and administrative expenses by the amount of the discounts in the respective periods presented. There are no impacts to our Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, or Consolidated Statements of Cash Flows for any prior periods. Additionally, the correction did not impact our previously reported income from operations, net income or earnings per share.

The tables below present the revisions to the applicable financial statement line items for all periods presented and for the quarterly information for fiscal years 2014 and 2013 (amounts in thousands).

	Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$3,751,005	$(18,389)	$3,732,616
Selling, distribution and administrative expense	$1,375,131	$(18,389)	$1,356,742

	Fiscal 2012
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$3,046,491	$(15,367)	$3,031,124
Selling, distribution and administrative expense	$1,107,480	$(15,367)	$1,092,113

	Quarter 1 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$1,159,760	$(5,843)	$1,153,917
Selling, distribution and administrative expense	$426,390	$(5,843)	$420,547

	Quarter 2 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$877,378	$(4,587)	$872,791
Selling, distribution and administrative expense	$319,582	$(4,587)	$314,995

	Quarter 3 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$849,360	$(4,428)	$844,932
Selling, distribution and administrative expense	$306,514	$(4,428)	$302,086

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter 1 of Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$1,130,810	$(5,888)	$1,124,922
Selling, distribution and administrative expense	$411,439	$(5,888)	$405,551

	Quarter 2 of Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$898,153	$(4,577)	$893,576
Selling, distribution and administrative expense	$325,946	$(4,577)	$321,369

	Quarter 3 of Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$878,492	$(4,363)	$874,129
Selling, distribution and administrative expense	$327,529	$(4,363)	$323,166

	Quarter 4 of Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$843,550	$(3,561)	$839,989
Selling, distribution and administrative expense	$310,217	$(3,561)	$306,656

Note 4.	New Accounting Pronouncements Not Yet Adopted

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

In June 2014, the FASB issued guidance that requires performance targets for a share-based payment award that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The performance condition should not be reflected in the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The company already applies the standards proscribed in this guidance therefore it will not have an impact on the Consolidated Financial Statements. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is our fiscal 2016.

In August 2014, the FASB issued guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the Consolidated Financial Statements.

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from generally accepted accounting principles in the United States of America (“GAAP”). This guidance is effective

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The requirements of this guidance are not expected to have a significant impact on the Consolidated Financial Statements.

In February 2015, the FASB issued guidance that focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company is still analyzing the potential impact of this guidance on the company’s Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

Note 5.	Notes Receivable

The company provides direct financing to certain independent distributors for the purchase of the distributors’ territories and records the notes receivable on the Consolidated Balance Sheets. The territories are financed for up to ten years. During fiscal years 2014, 2013, and 2012, $20.9 million, $16.0 million, and $13.7 million, respectively, was recorded as interest income relating to the distributor notes. The distributor notes are collateralized by the independent distributors’ territories. Additional details are included in Note 14, Fair Value of Financial Instruments.

Note 6.	Assets Held for Sale

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

The company is also selling certain manufacturing facilities and depots from the Acquired Hostess Bread Assets purchased in July 2013. These assets were originally recorded as held and used in the purchase price

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation in Note 8, Acquisitions. Subsequent to the acquisition, we determined that some of the acquired manufacturing facilities and depots do not meet our long-term strategy. As a result, we are in the process of selling them. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below. During fiscal 2014, the company received $24.2 million on the sale of 22 Acquired Hostess Bread Asset depots and manufacturing facilities.

During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). The company relocated our flour tortilla equipment to an existing manufacturing facility and continues to sell these products through our DSD Segment. The disposal group sale closed on August 13, 2014 for a sale price of $8.4 million in cash. The carrying value of the assets sold was $7.6 million. Assets not included in the disposal group were either transferred to other plants or were scrapped shortly after closing. We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the second quarter of fiscal 2014. These impairments are recorded on the Consolidated Statements of Income in the line item “Impairment of assets”. The total gain on the divestiture was $1.8 million, of which $0.8 million related to property, plant and equipment recorded as held for sale in our second quarter of fiscal 2014, and is recorded on the Consolidated Statements of Income in the line item “Selling, distribution and administrative expenses”. We also incurred costs of $0.8 million included in the Consolidated Statements of Income line item “Materials, supplies, labor, and other production costs, excluding depreciation” relating to severance and inventory. The total costs for fiscal 2014 relating to the divestiture were $3.5 million.

In addition to the impairments described above, during the fourth quarter of our fiscal 2014, we recognized an impairment loss of $5.8 million for the difference between the carrying value and the fair value of certain Acquired Hostess Bread Assets classified as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of January 3, 2015 and December 28, 2013, respectively (amounts in thousands):

	January 3, 2015	December 28, 2013
Distributor territories	$20,491	$26,564
Acquired Hostess Bread Assets plants and depots	13,406	22,743
Other	5,211	5,445

Total assets held for sale	$39,108	$54,752

Note 7.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at January 3, 2015 and December 28, 2013, respectively, each of which is explained in additional detail below (amounts in thousands):

	January 3, 2015	December 28, 2013
Goodwill	$282,960	$282,404
Amortizable intangible assets, net of amortization	189,969	201,710
Indefinite-lived intangible assets	455,000	455,000

Total goodwill and other intangible assets	$927,929	$939,114

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill, by segment, during fiscal 2013 and fiscal 2014, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of December 29, 2012	$265,420	$4,477	$269,897
Change in goodwill related to acquisitions	12,507	—	12,507

Balance as of December 28, 2013	$277,927	$4,477	$282,404
Goodwill impairment	(2,624)	—	(2,624)
Change in goodwill related to an acquisition	3,180	—	3,180

Balance as of January 3, 2015	$278,483	$4,477	$282,960

The segment goodwill balances as of December 28, 2013 and December 29, 2012 have been recast by $2.6 million for a plant that was changed from the Warehouse Segment to the DSD Segment during the first quarter of fiscal 2014. The $2.6 million goodwill impairment is discussed in Note 6, Assets Held For Sale, and relates to a portion of the DSD Segment’s goodwill allocated to the disposal group.

The table below presents the changes to goodwill by acquisition from December 29, 2012 to December 28, 2013 (amounts in thousands):

	Modesto	Acquired Hostess Assets	Lepage	Other	Total
Working capital adjustments	$—	$—	$315	$—	$315
Acquisition-related tax adjustments	—	—	(1,016)	—	(1,016)
Adjustment to assets held for sale	—	—	63	—	63
Adjustment for accrued liabilities	—	—	2,394	—	2,394
Adjustment to property, plant and equipment	—	—	—	1,123	1,123
Acquisitions during fiscal 2013	4,209	5,419	—	—	9,628

Change in goodwill during fiscal 2013	$4,209	$5,419	$1,756	$1,123	$12,507

The table below presents the changes to goodwill by acquisition from December 28, 2013 to January 3, 2015 (amounts in thousands):

Acquired Hostess Assets
Adjustment for spare parts and final fair value assessment	$(3,503)
Adjustment to property, plant and equipment	6,683

Change in goodwill during fiscal 2014	$3,180

The Modesto bun line, Acquired Hostess Bread Assets, and Lepage acquisitions are discussed in Note 8, Acquisitions, below. Changes were made to goodwill during fiscal 2013 to correct errors for certain prior period acquisitions that are past their measurement periods. Lepage goodwill increased by $0.9 million for an adjustment to accrued liabilities and was corrected during the fourth quarter of fiscal 2013. Other goodwill increased by $1.1 million for an adjustment to property, plant and equipment and was corrected during the second quarter of fiscal year 2013. We evaluated the impact of these adjustments on our previously issued financial statements for each of the periods affected and concluded that the impact was not material.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2015 and December 28, 2013, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 3, 2015			December 28, 2013
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$71,727	$14,152	$57,575	$71,727	$11,697	$60,030
Customer relationships	169,921	41,099	128,822	169,921	32,688	137,233
Non-compete agreements	4,274	3,351	923	4,274	2,751	1,523
Distributor relationships	4,123	1,474	2,649	4,123	1,199	2,924
Supplier agreements	1,050	1,050	—	1,050	1,050	—

Total	$251,095	$61,126	$189,969	$251,095	$49,385	$201,710

As of January 3, 2015 and December 28, 2013, there was $455.0 million of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Net amortization expense for fiscal 2014, 2013, and 2012 was as follows (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total	$11,741	$11,741	$9,253

Estimated amortization of intangibles for 2015 and the next four years thereafter is as follows (amounts in thousands):

Amortization of Intangibles
2015	$11,495
2016	$11,052
2017	$10,580
2018	$10,432
2019	$10,283

Note 8.	Acquisitions

Modesto acquisition

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that serves the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill recorded for this acquisition was $4.2 million.

Acquired Hostess Bread Assets

On July 19, 2013, the company completed its acquisition of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride, and Butternut bread brands, 20 closed bakeries, and 36 depots (the “Acquired Hostess Bread Assets”) for a total cash payment of $355.3 million.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company had filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademark by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Bread Assets acquisition and we recorded a $1.4 million gain during the third quarter of our fiscal 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

We believe the acquisition of the Acquired Hostess Bread Assets strengthens the company’s position as the second-largest baker in the U.S. by adding brands and bakeries that are expected to enhance our ability to steadily expand the geographic reach of our fresh breads, buns, rolls and snack cakes into new markets. The Acquired Hostess Bread Assets are included in our DSD Segment. Late in the third quarter of fiscal 2013, we began to re-introduce the newly acquired brands into markets we currently serve through our DSD Segment and new markets as we expand into new regions of the country. The re-introduction of the brands continued throughout fiscal 2014 and will continue in fiscal 2015.

During fiscal 2013, the company incurred $16.0 million of acquisition-related costs for the Acquired Hostess Bread Assets. There were no acquisition-related costs during fiscal 2014. A second proposed Hostess asset purchase agreement provided for the purchase of the Beefsteak brand for $30.0 million. This second agreement was topped by another bidder and the agreement terminated. In connection with this termination we received a break-up fee of $0.9 million during the first quarter of fiscal 2013. The acquisition-related costs for the Acquired Hostess Assets and the break-up fee related to the second proposed Hostess acquisition are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income.

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

The goodwill is expected to be deductible for tax purposes and is included in our DSD Segment. Sales were $180.1 million during fiscal 2014 and $26.6 million during fiscal 2013, when the brands were reintroduced, for the brands acquired as part of the Acquired Hostess Bread Assets. The identified intangible assets in the table above were assigned indefinite lives and are discussed in Note 7, Goodwill and Other Intangible Assets.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the changes to goodwill from December 28, 2013 to January 3, 2015 for the Acquired Hostess Bread Assets (amounts in thousands):

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

Sara Lee California and Earthgrains acquisition of trademark licenses

On February 23, 2013, the company completed its acquisition from BBU, Inc., a subsidiary of Grupo Bimbo (“BBU”), of (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California for a total cash payment of $50.0 million. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area. The acquisition of the Oklahoma license was completed during fiscal 2012 for immaterial consideration. The results of operations of these acquisitions are included in our DSD Segment.

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became available. This reduction decreased the amount of the bargain purchase gain by $1.2 million, which is net of deferred taxes of $0.8 million. The measurement period adjustment was recorded as a revision to our first quarter 2013 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Income.

The asset purchase agreement included a holdback provision (the “holdback”) in the amount of $10.0 million of the cash consideration paid at closing that remained in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback was to encourage the company to increase production capacity serving the California market. The first triggering event related to the co-pack arrangement and the second triggering event related to the possible opening of the acquired Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU was required to supply the company with Sara Lee branded product in California and Earthgrains branded product for a period of up to 18 months ending August 17, 2014. If we terminated the co-pack agreement (“co-pack decision”) or reopened the Stockton Bakery (“bakery decision”) potential payments from the holdback would be made to us. The amount of such payments was determined based on the company making the co-pack decision and/or the bakery decision by certain specified dates. The total amount available under the holdback was capped at $10.0 million. The table below reflects the potential payments to us under each scenario (amounts in thousands):

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The deferred payment obligations represent the fair value of the fixed payments of $1,250,000 beginning on the first business day of each of the sixteen calendar quarters following the fourth anniversary of the closing of the acquisition (total of $20.0 million in gross payments). The first payment will be made by Flowers on October 1, 2016 and the final payment will be made on July 1, 2020. The difference between the fair value ($17.7 million) and the gross payments ($20.0 million) of $2.3 million was recorded as a reduction to the liability and is being amortized to interest expense over eight years.

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

Restriction lapse fiscal year	2012	2013	2014	2015	2016	Total
Value of Flowers shares issued (thousands)	$25,000	$10,000	$5,000	$5,000	$5,000	$50,000
Implied fair value of restricted shares (thousands)	$23,626	$9,154	$4,447	$4,363	$4,297	$45,887
Exercise price (per share)	$13.65	$13.65	$13.65	$13.65	$13.65
Expected term (yrs)	0.37	1.00	2.00	3.00	4.00
Volatility (%)	25.0%	25.0%	25.0%	25.0%	25.0%
Risk-free rate (%)	0.1%	0.2%	0.2%	0.3%	0.4%
Dividend yield (%)	3.0%	3.0%	3.0%	3.0%	3.0%

The following table presents the intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Amount	Weighted average amortization years
Customer relationships	$69,000	25.0
Non-compete agreements	2,400	4.0

	$71,400	24.3

Lepage operates three bakeries, two in Lewiston, Maine, and one in Brattleboro, Vermont. Lepage serves customers in the New England and New York markets with fresh bakery products sold under the Country Kitchen and Barowsky’s brands. This acquisition provides a DSD platform to more effectively market the Nature’s Own and Tastykake brands in the Northeast.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisition pro formas

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lepage and of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2012. Unaudited pro forma consolidated results of operations for the Sara Lee California and Earthgrains asset acquisitions are not included because the company determined that they are immaterial. Hostess filed for bankruptcy and ceased operations in November 2012 (the “Hostess Shutdown”). As a result, there were no sales related to the Acquired Hostess Assets for fiscal 2013 because of the Hostess Shutdown and there is no data to include in the pro forma presentation below. The acquisitions’ results from operations were included in our Consolidated Statements of Income during fiscal 2014 and, as a result, no pro forma data is presented (amounts in thousands, except per share data):

	Fiscal 2013	Fiscal 2012
	52 weeks	52 weeks
Sales:
As reported	$3,732,616	$3,031,124
Pro forma	$3,732,616	$3,887,498
Net income:
As reported	$230,894	$136,121
Pro forma	$227,076	$128,464
Basic net income per common share:
As reported	$1.11	$0.66
Pro forma	$1.09	$0.62
Diluted net income per common share:
As reported	$1.09	$0.66
Pro forma	$1.07	$0.61

These amounts have been calculated after applying the company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied. In addition, pro forma adjustments have been made for the interest incurred for financing the acquisitions with either the credit facility or the senior notes. Lepage’s revenue recognition policy was consistent with ours and adjustments are not required. Taxes have also been adjusted for the effect of the items discussed. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Derivative Financial Instruments

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

As of January 3, 2015, the company’s commodity hedge portfolio contained derivatives with a fair value of $(16.3) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(10.9)	(2.0)	—	(12.9)
Other long-term	(2.0)	(1.4)	—	(3.4)

Net Fair Value	$(12.9)	$(3.4)	$—	$(16.3)

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

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into fiscal 2015. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

Interest Rate Risk

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the ten-year 4.375% Senior Notes issued on April 3, 2012. The derivative position was closed when the debt was priced on

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million and is being amortized to interest expense over the term of the notes.

During 2014, 2013 and 2012, interest expense of $0.3 million, $0.8 million, and $2.8 million, respectively, was recognized due to periodic settlements of the interest rate swaps.

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

Derivatives Designated as Hedging Instruments	Derivative Assets				Derivative Liabilities
	January 3, 2015		December 28, 2013		January 3, 2015		December 28, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$162	Other current liabilities	$12,898	Other current liabilities	$10,626
Commodity contracts	Other long term assets	—	Other long term assets	—	Other long term liabilities	3,355	Other long term liabilities	1,094

Total		$—		$162		$16,253		$11,720

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI, all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)(Net of tax)
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest rate contracts	$157	$(205)	$(1,221)
Commodity contracts	(3,358)	(24,252)	(325)

Total	$(3,201)	$(24,457)	$(1,546)

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest rate contracts	$—	$502	$1,732	Interest expense (income)
Commodity contracts	—	—	—	Selling, distribution and
Commodity contracts	3,209	16,639	10,622	administrative expenses Production costs(1)

Total	$3,209	$17,141	$12,354

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in millions and net of tax) at January 3, 2015:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$0.3	$1.1	$1.4
Expiring in 2015	8.5	—	8.5
Expiring in 2016 and beyond	1.5	—	1.5

Total	$10.3	$1.1	$11.4

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of other comprehensive income for these hedged transactions.

Derivative transactions notional amounts

As of January 3, 2015, the company had entered into the following financial contracts to hedge commodity and interest rate risks:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Millions)
Wheat contracts	$96.3
Soybean oil contracts	32.1
Natural gas contracts	14.6

Total	$143.0

The company’s derivative instruments contained no credit-risk-related contingent features at January 3, 2015. As of January 3, 2015, the company had $16.1 million recorded in other current assets, and on December 28, 2013, the company had $16.9 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 10.	Other Current and Non-Current Assets

Other current assets consist of:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Prepaid assets	$17,430	$17,176
Collateral to counterparties for derivative positions	16,077	16,876
Income taxes receivable	8,932	9,050
Other	709	1,209

Total	$43,148	$44,311

Other non-current assets consist of:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Unamortized debt issuance costs	$2,812	$3,207
Unamortized financing fees	3,492	3,814
Other	5,707	5,873

Total	$12,011	$12,894

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Accrued Liabilities

Other accrued liabilities consist of:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Employee compensation	$58,900	$69,599
Fair value of derivative instruments	12,898	10,626
Insurance	24,403	24,908
Bank overdraft	15,668	16,347
Accrued interest	4,660	5,062
Other	21,885	18,033

Total	$138,414	$144,575

Note 12.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at January 3, 2015 and December 28, 2013:

	Interest Rate at January 3, 2015	Final Maturity	January 3, 2015	December 28, 2013
			(Amounts in thousands)
Unsecured credit facility	3.70%	2019	$53,000	$44,200
Unsecured new term loan	1.79%	2018	270,000	296,250
4.375% senior notes due April 1, 2022	4.38%	2022	399,304	399,207
Accounts receivable securitization	0.91%	2016	—	150,000
Capital lease obligations	3.44%	2020	22,526	15,649
Other notes payable	2.13%	2020	18,606	18,444

			763,436	923,750
Current maturities of long-term debt and capital lease obligations			34,496	31,272

Long-term debt and capital lease obligations			$728,940	$892,478

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of January 3, 2015 and December 28, 2013, the bank overdraft balance was $15.7 million and $16.3 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.4 million and $15.5 million at January 3, 2015 and December 28, 2013, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility.    On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million (ii) extended the term one year to July 17, 2016 and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of January 3, 2015 and December 28, 2013, the company had $0.0 million and $150.0 million, respectively, outstanding under the facility. As of January 3, 2015, the company was in compliance with all restrictive financial covenants under the facility. On January 3, 2015, the company had $200.0 million available under its facility for working capital and general corporate purposes.

Optional principal repayments may be made at anytime without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments.

New Term Loan.    We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million to partially finance the then pending acquisition of the Acquired Hostess Bread Assets and pay acquisition-related costs and expenses. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date) to complete the Acquired Hostess Bread Assets acquisition as disclosed in Note 8, Acquisitions. On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts due under the new term loan until the balance is paid in full (amounts in thousands):

Fiscal Year	Payments
2015	$30,000
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the Acquired Hostess Bread Assets acquisition. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of January 3, 2015 and December 28, 2013, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid $3.9 million of issuance costs (including underwriting fees and legal fees) for issuing the notes. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of January 3, 2015 and December 28, 2013 the company was in compliance with the restrictive covenants under the notes and the indenture governing the notes.

Credit Facility.    On February 14, 2014, the company amended its senior unsecured credit facility (the “credit facility”) to provide for a less restrictive leverage ratio and certain more favorable covenant terms, to extend the term to February 14, 2019, to update the existing agreement to address changes in law, and to include applicable conforming changes in light of the new term loan. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of January 3, 2015 and December 28, 2013, the company was in compliance with all restrictive financial covenants under the credit facility.

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

There were $53.0 million and $44.2 million in outstanding borrowings under the credit facility at January 3, 2015 and December 28, 2013, respectively. The highest outstanding daily balance during fiscal 2014 was $62.1 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments. During fiscal 2014, the company borrowed $1,125.2 million in revolving borrowings under the credit facility and repaid $1,116.4 million in revolving borrowings. The amount available under the credit facility is reduced by $16.4 million for letters of credit. On January 3, 2015, the company had $430.6 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of January 3, 2015, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2015	$35,060
2016	74,880
2017	122,249
2018	122,881
2019	8,067
2020 and thereafter	404,094

Total	$767,231

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 21 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense is recognized on a straight-line basis. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 13, Variable Interest Entities, below. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Capital Leases
(Amounts in thousands)
2015	$5,060
2016	4,880
2017	4,749
2018	4,881
2019	3,067
2020 and thereafter	1,594

Total minimum payments	24,231
Amount representing interest	1,705

Obligations under capital leases	22,526
Obligations due within one year	4,496

Long-term obligations under capital leases	$18,030

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year (amounts in thousands):

Operating Leases
(Amounts in thousands)
2015	$65,583
2016	57,448
2017	46,826
2018	37,757
2019	32,482
2020 and thereafter	259,807

Total minimum payments	$499,903

Rent expense for all operating leases amounted to $88.7 million, $90.3 million, and $76.8 million for fiscal years 2014, 2013, and 2012.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at January 3, 2015 and December 28, 2013 was $14.5 million and $13.1 million, respectively.

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

No material guarantees or indemnifications have been entered into by the company through January 3, 2015.

Note 13.	Variable Interest Entities

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of January 3, 2015 and December 28, 2013, there was $22.5 million and $15.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) who deliver our products qualify as VIEs. The company typically finances the ID’s route acquisition and also enters into a contract with the ID to sell product at a fixed discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available.

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

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company financed approximately 3,700 and 3,400 independent distributors as of January 3, 2015 and December 28, 2013, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

The fair value of the company’s variable rate debt at January 3, 2015 approximates the recorded value. The fair value of the notes issued on April 3, 2012, as discussed in Note 12, Debt, Lease and Other Commitments, is approximately $426.3 million while the carrying value is $399.3 million on January 3, 2015. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

For fair value disclosure information about our derivative assets and liabilities see Note 9, Derivative Financial Instruments. For fair value disclosure information about our pension plan net assets see Note 19, Postretirement Plans.

At January 3, 2015 and December 28, 2013, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	January 3, 2015	December 28, 2013
Distributor notes receivable	$182,188	$161,560
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,283	18,715

Long-term portion of distributor notes receivable	$161,905	$142,845

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
Fiscal 2014	$20,947
Fiscal 2013	$16,015
Fiscal 2012	$13,672

At January 3, 2015 and December 28, 2013, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

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

Stock Repurchase Plan

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. At the Board of Directors meeting in November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on January 3, 2015, 14.0 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2014 (amounts in thousands except shares purchased):

Fiscal 2014 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 19, 2014	464,610	$9,460
For the quarter ended July 12, 2014	—	$—
For the quarter ended October 4, 2014	550,000	$10,332
For the quarter ended January 3, 2015	1,000,000	$19,124

Total	2,014,610	$38,916

As of January 3, 2015, 60,555,714 shares at a cost of $497.3 million have been purchased under this plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

During fiscal years 2014, 2013, and 2012, the company paid dividends of $101.7 million, or $0.485 per share, $92.5 million, or $0.444 per share, and $86.2 million, or $0.420 per share, respectively.

Note 16.	Stock-Based Compensation

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards for the purpose of providing our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the stock appreciation right plan, and the bonus plan. All outstanding equity awards that were made under the EPIP will continue to be governed by the EPIP; however, all equity awards granted after May 21, 2014 are governed by the Omnibus Plan. No additional awards will be issued under the EPIP. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on January 3, 2015.

The stock option activity for fiscal years 2014, 2013, and 2012 pursuant to the EPIP is set forth below:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Amounts in thousands, except price data)
Outstanding at beginning of year	8,112	$10.89	9,541	$10.71	11,135	$10.45
Exercised	(1,921)	$10.94	(1,415)	$9.67	(1,570)	$8.84
Forfeitures	—	$—	(14)	$10.99	(24)	$10.88

Outstanding at end of year	6,191	$10.88	8,112	$10.89	9,541	$10.71

Exercisable at end of year	6,191		4,978		3,973

As of January 3, 2015, options outstanding under the EPIP had an average exercise price of $10.88, a weighted average remaining contractual life of 2.27 years, and an aggregate intrinsic value of $51.1 million.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2014, 2013, and 2012 are set forth below (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash received from option exercises	$21,014	$13,685	$13,881
Cash tax windfall benefit, net	$4,572	$5,622	$2,343
Intrinsic value of stock options exercised	$16,725	$18,132	$9,965

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013 and 2014 awards (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2012 award actual attainment was 195% of target.

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

As of January 3, 2015, there was $4.3 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of one year.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013 and 2014 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75 percentage points;

•	ROIC above WACC by 1.75 percentage points pays 50% of Target; or

•	ROIC above WACC by 3.75 percentage points pays 100% of Target; or

•	ROIC above WACC by 4.75 percentage points pays 125% of Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2012 award actual attainment was 125% of Target.

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

Grant date	January 1, 2014	January 1, 2013
Shares granted	366	414
Assumed vesting date	3/1/2016	3/1/2015
Fair value per share	$21.47	$15.51

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2015, there was $4.0 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. That cost is expected to be recognized over a weighted-average period of one year.

Performance-Contingent Restricted Stock

In connection with the vesting of the performance-contingent restricted stock granted in July 2012, during fiscal 2014, an additional 193,756 common shares were issued because the company exceeded the median TSR of its peer group and payout was 195% of the target grant (“TSR modifier”) and an additional 50,939 common shares were issued because the company’s ROIC exceeded its WACC by the maximum amount and payout was 125% of the target grant (“ROIC modifier”). At vesting the company paid accumulated dividends of $0.4 million.

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2014, 2013 and 2012 is set forth below:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	1,229	$15.88	888	$12.61	864	$11.11
Initial grant	732	$22.72	828	$16.37	412	$14.91
Supplemental grant for exceeding ROIC modifier	51	$14.37	—	$—	—	—
Supplemental grant for exceeding the TSR modifier	194	$15.45	95	$10.62	—	—
Vested	(759)	$16.11	(571)	$10.62	(320)	$11.72
Grant reduction for not achieving the TSR modifier	—	$—	—	$—	(65)	$11.72
Forfeitures	(43)	$19.73	(11)	$15.88	(3)	$11.44

Balance at end of year	1,404	$19.09	1,229	$15.88	888	$12.61

As of January 3, 2015, there was $8.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of one year. The fair value of performance-contingent restricted share awards that vested during fiscal 2014 was $13.6 million. There was a tax windfall of $2.7 million on the vesting (issuance) of performance-contingent awards during fiscal 2014.

Deferred and Restricted Stock

Pursuant to the EPIP, the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. In January 2014, cash pay was converted into an aggregate of 36,425 shares. The company recorded compensation expense for this deferred stock over the two-year minimum vesting period. During fiscal 2014, a total of 18,330 previously deferred shares were distributed under the EPIP. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus plan, annual board retainers converted into deferred stock and issued under the Omnibus plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existed. On January 2, 2015, during our fiscal 2014, annual board retainers for certain directors were converted into an aggregate of 19,852 shares that will be amortized over one year under the Omnibus plan. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2014, non-employee directors were granted an aggregate of 60,300 shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2014, a total of 27,075 previously deferred shares were distributed.

A total of 105,621 shares of previously vested and deferred awards were also distributed during fiscal 2014 for a director who retired on May 21, 2014 and the cumulative deferred shares (including retainer conversions and annual grants) were issued at that time. An additional 46,364 shares of previously vested and deferred awards were also distributed during fiscal 2014 for a director who retired on December 31, 2014 and the cumulative deferred shares (including retainer conversions and annual grants) were issued at that time.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this period and the award value does not exceed 0.5% of our cumulative EBITDA over the vesting period. Vesting will also occur in the event of the CEO’s death or disability, but not his retirement. Dividends will accrue on the award and will be paid to the CEO on the vesting date for all shares that vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.

The deferred and restricted stock activity for fiscal years 2014, 2013, and 2012 is set forth below:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Nonvested shares at beginning of year	177	$18.92	138	$13.04	155	$12.05
Granted	117	$20.24	149	$20.32	99	$13.85
Vested	(123)	$17.81	(110)	$13.41	(116)	$12.42
Forfeited	(20)	$18.93	—	$—	—	$—

Nonvested shares at end of year	151	$21.06	177	$18.92	138	$13.04

Vested and deferred shares at end of year	169		92		102

As of January 3, 2015, there was $1.8 million of total unrecognized compensation cost related to deferred and restricted stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.46 years. The intrinsic value of deferred stock awards that vested during fiscal 2014 was $2.5 million. There was a tax windfall of $0.7 million on the exercise of deferred share awards during fiscal 2014.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at January 3, 2015 and December 28, 2013 was $0.3 million and $2.0 million, respectively, and is recorded in other long-term liabilities. The company paid $1.4 million at the exercise of 112,215 shares during fiscal 2014.

The fair value of the rights at January 3, 2015 ranged from $10.61 to $10.97. The following assumptions were used to determine the fair value of the rights discussed above using the Black-Scholes option-pricing model at January 3, 2015: dividend yield 2.4%; expected volatility 22.00%; risk-free interest rate 0.25% and expected life of 0.50 years to 0.70 years.

The rights activity for fiscal years 2014, 2013, and 2012 is set forth below:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands, except price data)
Balance at beginning of year	141	195	281
Rights exercised	(112)	(54)	(86)

Balance at end of year	29	141	195

Weighted average — grant date fair value	$8.47	$7.20	$7.01

The following table summarizes the company’s stock based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Stock options	$197	$1,776	$3,374
Performance — contingent restricted stock awards	16,544	11,180	4,615
Deferred stock awards	2,176	1,769	1,384
Stock appreciation rights (income) expense	(255)	1,218	743

Total stock based compensation expense	$18,662	$15,943	$10,116

Note 17.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2014, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components (Note 2)	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(816)	$(2,816)	Interest income (expense)
Commodity contracts	(5,218)	(27,055)	(17,272)	Cost of sales, Note 3, below

Total before tax	$(5,218)	$(27,871)	$(20,088)	Total before tax
Tax (expense) or benefit	2,009	10,730	7,734	Tax (expense) or benefit

Total net of tax	$(3,209)	$(17,141)	$(12,354)	Net of tax

Pension and postretirement benefit items:
Prior-service credits	$469	$257	$257	Note 1, below
Settlement loss	(15,387)	—	—	Note 1, below
Actuarial losses	(1,348)	(5,378)	(4,786)	Note 1, below

Total before tax	$(16,266)	$(5,121)	$(4,529)	Total before tax
Tax (expense) or benefit	6,263	1,972	1,743	Tax (expense) or benefit

Total net of tax	$(10,003)	$(3,149)	$(2,786)	Net of tax benefit

Total reclassifications	$(13,212)	$(20,290)	$(15,140)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 19, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal 2013, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 29, 2012	$(4,100)	$(110,567)	$(114,667)
Other comprehensive income before reclassifications	(24,457)	56,319	31,862
Reclassified to earnings from accumulated other comprehensive income	17,141	3,149	20,290

Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(3,201)	(45,516)	(48,717)
Reclassified to earnings from accumulated other comprehensive loss	3,209	10,003	13,212

Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)

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

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Gross (gain) loss reclassified from AOCI into income	$5,218	$27,055	$17,272
Tax (benefit) expense	(2,009)	(10,416)	(6,650)

Net of tax	$3,209	$16,639	$10,622

Note 18.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2014, 2013, and 2012 (amounts in thousands, except per share data):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income	$175,739	$230,894	$136,121

Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	209,683	207,935	205,005

Basic earnings per common share	$0.84	$1.11	$0.66

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	209,683	207,935	205,005
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	3,409	3,992	2,669

Diluted weighted average shares outstanding per common share	213,092	211,927	207,674

Diluted earnings per common share	$0.82	$1.09	$0.66

There were no anti-dilutive shares for fiscal years 2014, 2013 or 2012.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 3, 2015 and December 28, 2013:

	As of
	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Current benefit liability	$1,089	$1,301
Noncurrent benefit liability	$93,589	$44,226
Accumulated other comprehensive loss, net of tax	$86,612	$51,099

In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started monthly payment of their vested benefits. The offer supports the company’s pension risk management strategy and reduced plan obligations by 10%. Distributions of $48.4 million in lump sums from existing plan assets in December 2014 resulted in a settlement charge of $15.4 million for Plan No. 1 only. No settlement charge was required for Plan No. 2 as distributions of $2.0 million were not in excess of service costs and interest costs for 2014.

The company used a measurement date of December 31, 2014 for the defined benefit and postretirement benefit plans described below. We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2014 and our fiscal year end date of January 3, 2015 was not material and that for practical purposes the measurement date of December 31, 2014 was used throughout for preparation of our financial statements.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2014 and December 31, 2013, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $5.8 million for fiscal 2015.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Service cost	$640	$708	$610
Interest cost	21,427	20,089	21,670
Expected return on plan assets	(33,817)	(28,680)	(26,301)
Settlement loss	15,387	—	—
Amortization of actuarial loss	1,925	6,177	5,085

Net periodic pension cost (income)	5,562	(1,706)	1,064

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	74,510	(90,706)	28,857
Settlement loss	(15,387)	—	—
Amortization of actuarial (loss)	(1,925)	(6,177)	(5,085)

Total recognized in other comprehensive (loss) income	57,198	(96,883)	23,772

Total recognized in net periodic benefit cost and other comprehensive loss	$62,760	$(98,589)	$24,836

Actual return on plan assets for fiscal years 2014, 2013, and 2012 was $11.6 million, $73.2 million, and $41.9 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $5.0 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2015 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$463,726	$514,636
Service cost	640	708
Interest cost	21,427	20,089
Actuarial loss (gain)	52,305	(46,213)
Benefits paid	(27,046)	(25,494)
Settlements	(48,413)	—

Benefit obligation at end of year	$462,639	$463,726

Change in plan assets:
Fair value of plan assets at beginning of year	$428,605	$365,671
Actual return on plan assets	11,613	73,174
Employer contribution	13,435	15,254
Benefits paid	(27,046)	(25,494)
Settlements	(48,413)	—

Fair value of plan assets at end of year	$378,194	$428,605

Funded status, end of year:
Fair value of plan assets	$378,194	$428,605
Benefit obligations	462,639	463,726

Unfunded status and amount recognized at end of year	$(84,445)	$(35,121)

Amounts recognized in the balance sheet:
Current liability	(409)	(418)
Noncurrent liability	(84,036)	(34,703)

Amount recognized at end of year	$(84,445)	$(35,121)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$144,842	$87,645

Accumulated benefit obligation at end of year	$460,931	$462,754

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets were $462.6 million, $460.9 million, and $378.2 million, respectively, at January 3, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 28, 2013 were $463.7 million, $462.8 million, and $428.6 million, respectively.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2014	12/31/2013	12/31/2012
Discount rate	4.00%	4.75%	4.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit (income)/cost:
Measurement date	1/1/2014	1/1/2013	1/1/2012
Discount rate	4.75%	4.00%	4.70%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2014, as compared with the average annual return on the plan assets over the last 15 years of approximately 7.1% (net of expenses).

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2014 and December 31, 2013, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2014
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$6,701	$—	$6,701
Equity securities:
U.S. companies	94,739	—	—	94,739
International companies	2,700	—	—	2,700
Domestic equity funds(h)	63,551	—	—	63,551
International equity funds(a)	—	45,851	—	45,851
Fixed income securities:
U.S. government bonds	—	4,664	—	4,664
U.S. government agency bonds	—	874	—	874
U.S. mortgage backed securities	—	2,333	—	2,333
U.S. corporate bonds	—	2,452	—	2,452
Private equity funds(c)	—	14,427	—	14,427
Real estate funds(d)	—	—	14,651	14,651
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,450	9,450
Hedged equity funds(f)(i)	—	—	52,420	52,420
Absolute return funds(c)(j)	—	—	63,667	63,667
Other assets and (liabilities)(g)	—	—	184	184
Accrued (expenses) income(g)	—	—	(470)	(470)

Total	$160,990	$77,302	$139,902	$378,194

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair value of Pension Plan Assets as of December 31, 2013
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$5,668	$—	$5,668
Equity securities:
U.S. companies	109,017	—	—	109,017
International companies	1,525	—	—	1,525
Domestic equity funds(h)	62,705	—	—	62,705
International equity funds(a)(h)	—	67,925	—	67,925
Fixed income securities:
Domestic mutual funds(b)(h)	20,187	—	—	20,187
Private equity funds(c)	—	20,889	—	20,889
Real estate(d)	—	—	13,298	13,298
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,594	9,594
Hedged equity funds(f)	—	—	58,176	58,176
Absolute return funds(c)	—	—	59,727	59,727
Other assets and liabilities(g)	—	—	484	484
Accrued income(g)	—	—	(590)	(590)

Total	$193,434	$94,482	$140,689	$428,605

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.

(b)	This class invests primarily in U.S. government issued securities.

(c)	This class invests primarily in absolute return strategy funds.

(d)	This class includes funds that invest primarily in U.S. commercial real estate.

(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.

(f)	This class invests primarily in hedged equity funds.

(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.

(h)	There is a pending sale for an asset in this classification.

(i)	Pending sale requests of $14.3 million apply to assets reported in this classification.

(j)	Pending sale requests of $8.0 million apply to assets reported in this classification.

The following tables provide information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2014 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other Assets and Liabilities and Accrued (Expenses) Income	Totals
Balance at December 31, 2013	$13,298	$9,594	$58,176	$59,727	$(106)	$140,689
Actual return on plan assets:
Total gains or losses (realized and unrealized)	954	(5)	4,280	3,940	—	9,169
Purchases	—	440	—	—	—	440
Issues	636	5	—	—	—	641
Sales	(237)	(584)	(10,036)	—	—	(10,857)
Settlements	—	—	—	—	(180)	(180)
Transfers out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2014	$14,651	$9,450	$52,420	$63,667	$(286)	$139,902

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other Assets and Liabilities and Accrued (Expenses) Income	Totals
Balance at December 31, 2012	$11,564	$9,534	$34,646	$41,936	$(438)	$97,242
Actual return on plan assets:
Total gains or losses (realized and unrealized)	1,336	—	4,652	4,791	—	10,779
Purchases	—	443	26,500	13,000	—	39,943
Issues	558	—	—	—	—	558
Sales	(160)	(383)	(7,622)	—	—	(8,165)
Settlements	—	—	—	—	332	332
Transfers out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2013	$13,298	$9,594	$58,176	$59,727	$(106)	$140,689

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2014 and December 31, 2013, and target asset allocations for fiscal year 2015 are as follows:

		Percentage of Plan Assets at the Measurement Date
Asset Category	Target Allocation 2015
		2014	2013
Equity securities	40-60%	55.0	56.6
Fixed income securities	10-40%	7.1	9.6
Real estate	0-25%	3.9	3.1
Other diversifying strategies(1)	0-40%	33.2	29.8
Short term investments and cash	0-25%	0.8	0.9

Total		100.0%	100.0%

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,030,363 shares and 3,030,363 shares of the company’s common stock in the amount of $39.0 million and $65.1 million (10.2% and 15.1% of total plan assets) as of December 31, 2014 and December 31, 2013, respectively. The plan sold on the open market 1,000,000 shares of the company’s stock during fiscal 2014 for proceeds of $19.1 million. This sale was specifically from plan assets and did not directly impact the company’s Consolidated Financial Statements.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Company contributions to qualified and nonqualified plans are as follows:

Year	Required	Discretionary	Total
	(Amounts in thousands)
2012	$9,430	$9,149	$18,579
2013	$5,416	$9,838	$15,254
2014	$5,070	$8,365	$13,435

All contributions are made in cash. The required contributions made during fiscal 2014 include $4.6 million to qualified plans and $0.4 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $8.4 million made to qualified plans during fiscal 2014 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During 2015, the company expects to contribute $10.0 million to our qualified pension plans and expects to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions. This amount represents estimates that are based on assumptions that are subject to change. In July 2012, the Moving Ahead for Progress Act for the 21st Century (“MAP-21”) was signed into law allowing pension plan sponsors to use higher interest rates to value plan liabilities and determine funding requirements. This legislation was extended in 2014 via the Highway and Transportation Funding Act (“HATFA”). As a result of both MAP-21 and HATFA, the company is not subject to required contributions for the 2014 or 2015 plan years.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2014, 2013 and 2012 and expected to be paid from fiscal 2015 through fiscal 2024. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets and nonqualified pension benefits that will be paid from corporate assets.

	Pension Benefits
	(Amounts in thousands)
2012	$24,884
2013	$25,494
2014	$75,459	*
Estimated Future Payments:
2015	$26,055
2016	$26,310
2017	$26,465
2018	$26,667
2019	$26,729
2020 – 2024	$136,232

*	Includes $48.4 million and $2.0 million from Plan No. 1 and Plan No. 2, respectively, associated with the one-time voluntary lump sum offer discussed above.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement Benefit Plans

The company sponsors postretirement benefit plans that provide health care and life insurance benefits to retirees who meet certain eligibility requirements. Generally, this includes employees with at least 10 years of service who have reached age 55 and participate in a Flowers retirement plan. Retiree medical coverage is provided for a period of three to five years, depending on the participant’s age and service at retirement. Participant premiums are determined using COBRA premium levels. Retiree life insurance benefits are offered to a closed group of retirees.

On August 4, 2008, the company assumed sponsorship of a medical, dental, and life insurance benefits plan for eligible retired employees from the acquisition of ButterKrust. The ButterKrust plan provides coverage to a limited and closed group of participants.

Effective January 1, 2014, the company delivers retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company will no longer sponsor a medical plan for Medicare eligible retirees and will no longer file for a Medicare Part D subsidy. These changes were recognized at year-end 2013.

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Service cost	$377	$341	$458
Interest cost	445	380	605
Amortization:
Prior service credit	(469)	(257)	(257)
Actuarial gain	(577)	(799)	(299)

Total net periodic benefit (income) cost	(224)	(335)	507

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(497)	240	(2,492)
Current year prior service credit	—	(1,110)	—
Amortization of actuarial gain	577	799	299
Amortization of prior service credit	469	257	257

Total recognized in other comprehensive loss	549	186	(1,936)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$325	$(149)	$(1,429)

*	Includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

Approximately $(1.1) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2015 relating to the company’s postretirement benefit plans.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,406	$11,481
Service cost	377	341
Interest cost	445	380
Participant contributions	192	364
Actuarial loss (gain)	(521)	214
Benefits paid	(670)	(1,316)
Less federal subsidy on benefits paid	—	52
Plan amendments	—	(1,110)

Benefit obligation at end of year	$10,229	$10,406

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	478	952
Participant contributions	192	364
Benefits paid	(670)	(1,316)

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	10,229	10,406

Unfunded status and amount recognized at end of year	$(10,229)	$(10,406)

Amounts recognized in the balance sheet:
Current liability	$(680)	$(883)
Noncurrent liability	(9,549)	(9,523)

Amount recognized at end of year	$(10,229)	$(10,406)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (gain) loss before taxes	$(3,056)	$(3,135)
Prior service (credit) cost before taxes	(953)	(1,422)

Amounts recognized in accumulated other comprehensive (loss) income	$(4,009)	$(4,557)

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2014	12/31/2013	12/31/2012
Discount rate	3.50%	4.31%	3.34%
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%	8.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2021	2021	2019
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2014	1/1/2013	1/1/2012
Discount rate	4.31%	3.34%	4.35%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.50%	8.00%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2021	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2014, 2013, and 2012:

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Effect on total of service and interest cost	$(60)	$(64)	$(100)	$68	$73	$115
Effect on postretirement benefit obligation	$(558)	$(485)	$(667)	$629	$542	$744

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2012	$958
2013	$900
2014	$478
2015(Expected)	$691

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the MMA. MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.7 million

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected funding for postretirement benefit plans during 2015, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.2 million, $0.4 million, and $0.4 million for fiscal years 2014, 2013, and 2012, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2014, 2013 and 2012 and expected to be paid from fiscal 2015 through fiscal 2024. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross Contribution	MMA Subsidy (Income)
2012	$1,010	$(52)
2013	$952	$(52)
2014	$478	$—
Estimated Future Payments:
2015	$691	$—
2016	$795	$—
2017	$931	$—
2018	$978	$—
2019	$944	$—
2020 – 2024	$4,203	$—

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

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $2.1 million for fiscal 2014, $1.9 million for fiscal 2013, and $1.7 million for fiscal 2012.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2014, 2013, and 2012. There are no contractually required minimum contributions to the plans as of January 3, 2015.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company’s participation in these multiemployer plans for fiscal 2014 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2014 and 2013, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 (the “2015 Appropriations Act”) was signed into law and materially amended the PPA funding rules. In general, the PPA funding rules were made more flexible in order to make more manageable the steps necessary for multi-employer plans to become or remain economically viable in the future. While in previous years we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a “critical” or “endangered” status as defined by the PPA, the changes made by the 2015 Appropriations Act will materially impact, on a going forward basis, these prior funding status assessments. In any event, it is unclear at this time what impact, if any, the 2015 Appropriations Act will have on our future obligations to the multi-employer pension plans in which we participate.

Pension Fund	EIN		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions (Amounts in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		Pension Plan No.	2014	2013		2014 ($)	2013 ($)	2012 ($)
IAM National Pension Fund	51-6031295	002	Green	Green	No	99	104	101	No	5/1/2016
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Green	Green	No	132	130	115	No	8/12/2017
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	260	252	283	No	2/4/2017
BC&T International Pension Fund	52-6118572	001	Red	Red	Yes	1,077	939	797	Yes	10/31/2015

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2014, 2013, and 2012, the total cost and employer contributions were $26.2 million, $23.0 million, and $20.3 million, respectively.

The company acquired Lepage in fiscal 2012, at which time we assumed sponsorship of the Lepage 401(k) Plan. This plan was merged into the Flowers Foods 401(k) Retirement Savings Plan on January 1, 2014. During fiscal 2013 and fiscal 2012, the total cost and employer contributions were $0.5 million for the Lepage 401(k) Plan.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Current Taxes:
Federal	$72,780	$73,669	$54,599
State	10,294	11,325	6,602

	83,074	84,994	61,201

Deferred Taxes:
Federal	7,691	7,970	9,703
State	1,550	(1,485)	1,747

	9,241	6,485	11,450

Income tax expense	$92,315	$91,479	$72,651

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2014, 2013, and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Tax at U.S. federal income tax rate	$93,819	$112,831	$73,070
State income taxes, net of federal income tax benefit	7,698	6,396	5,427
Section 199 qualifying production activities benefit	(6,892)	(7,022)	(5,407)
Bargain purchase	—	(17,524)	—
Other	(2,310)	(3,202)	(439)

Income tax expense	$92,315	$91,479	$72,651

The company’s effective tax rate for fiscal 2013 was impacted by the bargain purchase gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item which had a favorable impact on the fiscal 2013 tax rate by approximately 5.2%. On September 13, 2013, the IRS and Treasury released final regulations regarding the deduction and capitalization of expenditures related to tangible property. These regulations apply to the company at the beginning of fiscal 2015 and will not have a material impact to the financial statements. Tax legislation signed into law on December 19, 2014 had an immaterial impact on the rate during fiscal 2014.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	January 3, 2015	December 28, 2013
	(Amounts in thousands)
Self-insurance	$6,294	$7,227
Compensation and employee benefits	12,898	13,558
Deferred income	9,896	7,397
Loss and credit carryforwards	21,421	27,055
Equity-based compensation	15,597	14,402
Hedging	7,153	7,158
Pension	30,160	10,822
Postretirement benefits	6,796	7,595
Other	15,437	16,084
Deferred tax assets valuation allowance	(2,534)	(2,895)

Deferred tax assets	123,118	108,403

Depreciation	(79,480)	(86,235)
Intangible assets	(107,188)	(99,268)
Other	(3,780)	(3,250)

Deferred tax liabilities	(190,448)	(188,753)

Net deferred tax liability	$(67,330)	$(80,350)

The company has a deferred tax asset of $11.3 million related to a federal net operating loss carryforward which we expect to fully utilize. Additionally, the company and various subsidiaries have a net deferred tax asset of $9.2 million related to state net operating loss carryforwards with expiration dates through fiscal 2034, and various state credit carryforwards of $0.9 million. The utilization of a portion of these state net operating loss carryforwards could be limited in the future; therefore, a valuation allowance of $2.5 million has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $2.1 million and $4.8 million as of January 3, 2015 and December 28, 2013, respectively. This change is primarily due to the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $2.1 million (less $0.7 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.3 million and $0.7 million at January 3, 2015 and December 28, 2013, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. With limited exceptions, the company is no longer subject to federal or state examinations for years prior to 2011.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Unrecognized tax benefit at beginning of fiscal year	$4,809	$7,304	$8,709
Gross increases — tax positions in a current period	—	—	331
Gross increases — acquisitions	—	500	—
Lapses of statutes of limitations	(2,702)	(2,995)	(1,736)

Unrecognized tax benefit at end of fiscal year	$2,107	$4,809	$7,304

Note 21.	Commitments and Contingencies

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

The company has recorded current liabilities of $24.4 million and $24.9 million related to self-insurance reserves at January 3, 2015 and December 28, 2013, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a territory, the company is contractually required to purchase the territory from the independent distributor.

See Note 12, Debt, Lease and Other Commitments, for additional information.

Note 22.	Segment Reporting

The company’s DSD Segment primarily produces fresh packaged bread, rolls, tortillas, and snack products and the Warehouse Segment produces fresh and frozen bread and rolls and snack products. Effective the first day of fiscal 2014, we reclassified our tortilla operation from a Warehouse Segment bakery to the DSD Segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. See Note 3, Financial Statement Revisions, for more detailed disclosure of this revision. All prior period information has been revised to reflect this change.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations of these segments is as follows for fiscal years 2014, 2013, and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Amounts in thousands)
Sales:
DSD Segment	$3,227,689	$3,171,241	$2,527,207
Warehouse Segment	723,540	774,443	647,450
Eliminations:
Sales from Warehouse Segment to DSD Segment	(130,174)	(122,082)	(111,253)
Sales from DSD Segment to Warehouse Segment	(72,082)	(90,986)	(32,280)

	$3,748,973	$3,732,616	$3,031,124

Depreciation and amortization:
DSD Segment	$113,881	$102,341	$85,725
Warehouse Segment	15,166	15,483	16,832
Other(1)	(86)	667	133

	$128,961	$118,491	$102,690

Income from operations:
DSD Segment(2)	$284,231	$347,114	$231,087
Warehouse Segment	51,451	51,934	38,339
Other(1)	(60,287)	(63,815)	(50,915)

	$275,395	$335,233	$218,511

Interest expense	$28,288	$28,875	$23,411
Interest income	$(20,947)	$(16,015)	$(13,672)

Income before income taxes	$268,054	$322,373	$208,772

Capital expenditures:
DSD Segment	$73,454	$81,664	$53,492
Warehouse Segment	6,468	7,051	9,692
Other(1)	3,856	10,466	4,075

	$83,778	$99,181	$67,259

	As of
	January 3, 2015	December 28, 2013
Assets:
DSD Segment	$2,094,047	$2,163,606
Warehouse Segment	201,240	216,194
Other(3)	113,687	124,214

	$2,408,974	$2,504,014

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents the company’s corporate head office amounts, acquisition costs, and the fiscal 2014 pension settlement loss.
(2)	Includes the gain on acquisition of $50.1 million in fiscal 2013.
(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2014, 2013, and 2012 (amounts in thousands):

	Fiscal 2014			Fiscal 2013			Fiscal 2012
	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment
Branded Retail	$2,102,131	$1,971,931	$130,200	$2,038,726	$1,898,016	$140,710	$1,583,887	$1,480,048	$103,839
Store Branded Retail	610,899	486,845	124,054	645,858	504,707	141,151	544,479	426,580	117,899
Non-retail and Other	1,035,943	696,831	339,112	1,048,032	677,532	370,500	902,758	588,299	314,459

Total	$3,748,973	$3,155,607	$593,366	$3,732,616	$3,080,255	$652,361	$3,031,124	$2,494,927	$536,197

Note 23.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. The first quarter of fiscal 2014 represents sixteen weeks, the second and third quarter of fiscal 2014 represents twelve weeks, and the fourth quarter of fiscal 2014 represents thirteen weeks. Each quarter during fiscal 2013 represents a period of twelve weeks, except the first quarter, which includes sixteen weeks.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. See Note 3, Financial Statement Revisions, for more detailed disclosure. All prior period information has been revised to reflect this change.

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal 2013, we identified and recorded an out-of-period adjustment of $4.4 million ($2.7 million, net of tax) for an environmental liability recorded in an acquisition to reduce selling, distribution and administrative expenses and reduce accrued liabilities. This entry should have been recorded in the fourth quarter of fiscal 2012 when the company was contractually relieved of the liability. As described in Note 7, Goodwill and Other Intangible Assets, during fiscal 2013 we also recorded two out-of-period adjustments to goodwill and other balance sheet accounts totaling $2.0 million ($1.1 million in second quarter 2013 and $0.9 million in fourth quarter 2013) to correct the opening balance sheets of prior acquisitions. We evaluated the impact of these adjustments on our previously issued financial statements for each of the periods affected and concluded that the impact was not material.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Sales	2014	$1,153,917	$872,791	$844,932	$877,333
	2013	$1,124,922	$893,576	$874,129	$839,989
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2014	$595,877	$458,019	$442,978	$453,759
	2013	$585,298	$471,614	$467,798	$447,511
Net income.	2014	$61,066	$42,064	$44,599	$28,010
	2013	$112,026	$46,460	$33,888	$38,520	*
Basic net income per share	2014	$0.29	$0.20	$0.21	$0.13
	2013	$0.54	$0.22	$0.16	$0.18	*
Diluted net income per share	2014	$0.29	$0.20	$0.21	$0.13
	2013	$0.53	$0.22	$0.16	$0.18	*

*	Includes an out-of-period adjustment of $4.4 million ($2.7 million, net of tax) described above.

Note 24.	Subsequent Events

Dividend.    On February 20, 2015, the Board of Directors declared a dividend of $0.1325 per share on the company’s common stock to be paid on March 20, 2015 to shareholders of record on March 6, 2015.