Form 10-Q
period 2015-04-25
FLOWERS FOODS INC
filed 2015-05-28
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 21, 2015
Common Stock, $.01 stated par value	210,077,492

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

Forward-looking statements are based on current information and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. Certain factors that may cause actual results, performance, liquidity, and achievements to differ materially from those projected are discussed in this report and may include, but are not limited to:

•	unexpected changes in any of the following: (i) general economic and business conditions; (ii) the competitive setting in which we operate, including advertising or promotional strategies by us or our competitors, as well as changes in consumer demand; (iii) interest rates and other terms available to us on our borrowings; (iv) energy and raw materials costs and availability and hedging counter-party risks; (v) relationships with or increased costs related to our employees and third party service providers; and (vi) laws and regulations (including environmental and health-related issues), accounting standards or tax rates in the markets in which we operate;

•	the loss or financial instability of any significant customer(s);

•	changes in consumer behavior, trends and preferences, including health and whole grain trends, and the movement toward more inexpensive store-branded products;

•	the level of success we achieve in developing and introducing new products and entering new markets;

•	our ability to implement new technology and customer requirements as required;

•	our ability to operate existing, and any new, manufacturing lines according to schedule;

•	our ability to execute our business strategy, which may involve integration of recent acquisitions or the acquisition or disposition of assets at presently targeted values;

•	consolidation within the baking industry and related industries;

•	changes in pricing, customer and consumer reaction to pricing actions, and the pricing environment among competitors within the industry;

•	disruptions in our direct-store-delivery distribution system, including litigation or an adverse ruling by a court or regulatory or governmental body that could affect the independent contractor classifications of our independent distributors;

•	increases in employee and employee-related costs, including funding of pension plans;

•	the credit and business risks associated with independent distributors and our customers, which operate in the highly competitive retail food and foodservice industries;

•	any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, technological breakdowns, product contamination or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

•	the failure of our information technology systems to perform adequately, including any interruptions, intrusions or security breaches of such systems; and

•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 3, 2015 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 25, 2015	January 3, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$7,966	$7,523

Accounts and notes receivable, net of allowances of $2,761 and $2,723, respectively	258,249	235,911

Inventories, net:
Raw materials	35,643	33,579
Packaging materials	20,778	19,591
Finished goods	42,403	39,930

	98,824	93,100

Spare parts and supplies	54,971	54,058

Deferred taxes	29,465	26,823

Other	40,219	43,148

Total current assets	489,694	460,563

Property, Plant and Equipment, net of accumulated depreciation of $1,019,388 and $985,168, respectively	789,661	807,458

Notes Receivable	164,280	161,905

Assets Held for Sale	37,930	39,108

Other Assets	11,933	12,011

Goodwill	282,960	282,960

Other Intangible Assets, net	646,394	644,969

Total assets	$2,422,852	$2,408,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$34,471	$34,496
Accounts payable	172,092	142,643
Other accrued liabilities	146,345	138,414

Total current liabilities	352,908	315,553

Long-Term debt:
Total long-term debt and capital lease obligations	671,339	728,940

Other Liabilities:
Post-retirement/post-employment obligations	87,685	93,589
Deferred taxes	99,370	94,153
Other long-term liabilities	53,438	53,695

Total other long-term liabilities	240,493	241,437

Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 18,652,093 shares and 19,382,272 shares, respectively	(197,934)	(202,062)
Capital in excess of par value	614,193	613,859
Retained earnings	841,772	809,068
Accumulated other comprehensive loss	(100,118)	(98,020)

Total stockholders’ equity	1,158,112	1,123,044

Total liabilities and stockholders’ equity	$2,422,852	$2,408,974

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Sales	$1,146,045	$1,153,917
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	585,916	595,877
Selling, distribution and administrative expenses	423,774	420,547
Depreciation and amortization	39,817	39,292

Income from operations	96,538	98,201
Interest expense	(8,359)	(9,124)
Interest income	6,777	5,952

Income before income taxes	94,956	95,029
Income tax expense	33,567	33,963

Net income	$61,389	$61,066

Net Income Per Common Share:
Basic:
Net income per common share	$0.29	$0.29

Weighted average shares outstanding	209,913	209,131

Diluted:
Net income per common share	$0.29	$0.29

Weighted average shares outstanding	212,718	212,806

Cash dividends paid per common share	$0.1325	$0.1125

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Net income	$61,389	$61,066

Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(89)	(89)
Amortization of actuarial loss included in net income	832	255

Pension and postretirement plans, net of tax	743	166
Derivative instruments:
Net change in fair value of derivatives	(4,428)	15,302
Loss reclassified to net income	1,587	3,071

Derivative instruments, net of tax	(2,841)	18,373
Other comprehensive income (loss), net of tax	(2,098)	18,539

Comprehensive income	$59,291	$79,605

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of shares	Cost	Total
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044
Net income				61,389				61,389
Derivative instruments, net of tax					(2,841)			(2,841)
Pension and postretirement plans, net of tax					743			743
Exercise of stock options			63			192,375	2,019	2,082
Amortization of share-based compensation awards			7,198					7,198
Issuance of deferred compensation			(68)			2,997	68	—
Income tax benefits related to share-based payments			2,040					2,040
Performance-contingent restricted stock awards issued (Note 12)			(8,899)			853,206	8,899	—
Stock repurchases						(318,399)	(6,858)	(6,858)
Dividends paid on share-based payments				(859)				(859)
Dividends paid — $0.1325 per common share				(27,826)				(27,826)

Balances at April 25, 2015	228,729,585	$199	$614,193	$841,772	$(100,118)	(18,652,093)	$(197,934)	$1,158,112

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$61,389	$61,066
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,289	5,483
Loss reclassified from accumulated other comprehensive income to net income	2,504	4,917
Depreciation and amortization	39,817	39,292
Deferred income taxes	3,888	4,434
Provision for inventory obsolescence	377	656
Allowances for accounts receivable	481	1,020
Pension and postretirement plans income	(1,871)	(3,092)
Other	(226)	(761)
Qualified pension plan contributions	(2,500)	(5,029)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(22,686)	(22,801)
Inventories, net	(6,101)	3,374
Hedging activities, net	(6,205)	23,673
Other assets	4,936	8,933
Accounts payable	30,523	5,784
Other accrued liabilities	6,808	(5,128)

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,423	121,821

CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,983)	(23,580)
Proceeds from sale of property, plant and equipment	924	3,928
Repurchase of independent distributor territories	(9,120)	(8,472)
Principal payments from notes receivable	7,847	6,725
Contingently refundable consideration	—	7,500
Acquisition of intangible assets	(5,000)	—

NET CASH DISBURSED FOR INVESTING ACTIVITIES	(25,332)	(13,899)

CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(28,685)	(23,956)
Exercise of stock options	2,082	5,083
Excess windfall tax benefit related to share-based payment awards	2,040	4,178
Payments for financing fees	(483)	(564)
Stock repurchases	(6,858)	(9,459)
Change in bank overdrafts	(4,044)	(1,770)
Proceeds from debt borrowings	374,200	356,300
Debt and capital lease obligation payments	(430,900)	(437,463)

NET CASH DISBURSED FOR FINANCING ACTIVITIES	(92,648)	(107,651)

Net increase in cash and cash equivalents	443	271
Cash and cash equivalents at beginning of period	7,523	8,530

Cash and cash equivalents at end of period	$7,966	$8,801

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (“the company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen week periods ended April 25, 2015 are not necessarily indicative of the results to be expected for a full year. The balance sheet at January 3, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2015 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2015 (sixteen weeks), second quarter ending July 18, 2015 (twelve weeks), third quarter ending October 10, 2015 (twelve weeks) and fourth quarter ending January 2, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total sales) currently operates 38 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers throughout the Northeast, South, Southern Midwest, Southwest, and California. The Warehouse Segment (16% of total sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers, which are delivered through customers’ warehouse channels and one bakery mix plant.

SIGNIFICANT CUSTOMER — Our largest customer’s, Wal-Mart/Sam’s Club, percent of sales for the sixteen weeks ended April 25, 2015 and April 19, 2014 were as follows.

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
	(Percent of Sales)
DSD Segment	16.8%	16.7%
Warehouse Segment	2.6	2.9

Total	19.4%	19.6%

Wal-Mart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables. Their percentage of trade receivables were 16.1% and 17.2%, on a consolidated basis, as of April 25, 2015 and January 3, 2015, respectively. No other customer accounted for 10% or more of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 25, 2015 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

2. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements. This guidance will be effective for our fiscal 2017, which begins on January 1, 2017.

In June 2014, the FASB issued guidance that requires performance targets for a share-based payment award that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The performance condition should not be reflected in the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The company already applies the standards proscribed in this guidance therefore it will not have an impact on the Condensed Consolidated Financial Statements. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is our fiscal 2016.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The requirements of this guidance are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

In February 2015, the FASB issued guidance that focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be present in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation. This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years. This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply. Earlier application is permitted. The requirements for this guidance are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to provide a practical expedient permitting applicable entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

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

During the sixteen weeks ended April 25, 2015 and April 19, 2014, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Details about accumulated other comprehensive income components (Note 2)	Amount reclassified from Accumulated Other Comprehensive Loss	Amount reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(77)	Interest income (expense)
Commodity contracts	(2,504)	(4,917)	Cost of sales, Note 3, below

Total before tax	$(2,581)	$(4,994)	Total before tax
Tax (expense) or benefit	994	1,923	Tax (expense) or benefit

Total net of tax	$(1,587)	$(3,071)	Net of tax

Amortization of defined benefit pension items:
Prior-service credits	$144	$144	Note 1, below
Actuarial losses	(1,352)	(414)	Note 1, below

Total before tax	$(1,208)	$(270)	Total before tax
Tax (expense) or benefit	465	104	Tax (expense) or benefit

Total net of tax	$(743)	$(166)	Net of tax

Total reclassifications	$(2,330)	$(3,237)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.

Note 2:	Amounts in parentheses indicate debits to determine net income.

Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 25, 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive income before reclassifications	(4,428)	—	(4,428)
Reclassified to earnings from accumulated other comprehensive income	1,587	743	2,330

Accumulated other comprehensive loss, April 25, 2015	$(14,249)	$(85,869)	$(100,118)

During the sixteen weeks ended April 19, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive (loss), December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	15,302	—	15,302
Reclassified to earnings from accumulated other comprehensive income (loss)	3,071	166	3,237

Accumulated other comprehensive income (loss), April 19, 2014	$6,957	$(50,933)	$(43,976)

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

	April 25, 2015	April 19, 2014
Gross (gain) loss reclassified from AOCI into income	$2,504	$4,917
Tax (benefit) expense	(964)	(1,893)

Net of tax	$1,540	$3,024

4. FINANCIAL STATEMENT REVISIONS

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions have been made for all periods presented in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. We concluded that these revisions were immaterial to our fiscal 2013 and 2012 financial statements and each of the quarterly periods in fiscal years 2014, 2013, and 2012. This revision impacted the DSD Segment.

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

The table below present the revisions to the applicable financial statement line items for the sixteen weeks ended April 19, 2014 (amounts in thousands):

	Consolidated
	Sixteen Weeks Ended April 19, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$1,159,760	$(5,843)	$1,153,917
Selling, distribution and administrative expense	$426,390	$(5,843)	$420,547

	DSD Segment
	Sixteen Weeks Ended April 19, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$968,965	$(5,843)	$963,122
Selling, distribution and administrative expense	$384,488	$(5,843)	$378,645

5. GOODWILL AND OTHER INTANGIBLES

The table below summarizes our goodwill and other intangible assets at April 25, 2015 and January 3, 2015, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 25, 2015	January 3, 2015
Goodwill	$282,960	$282,960
Amortizable intangible assets, net of amortization	191,394	189,969
Indefinite-lived intangible assets	455,000	455,000

Total goodwill and other intangible assets	$929,354	$927,929

On February 25, 2015, we announced that we acquired the Roman Meal trademark for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas from the Roman Meal Company in Tacoma, Washington for $5.0 million. This trademark acquisition is being accounted for as an asset purchase and is being amortized over a twenty year estimated useful life.

As of April 25, 2015 and January 3, 2015, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 25, 2015			January 3, 2015
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$76,727	$14,947	$61,780	$71,727	$14,152	$57,575
Customer relationships	169,921	43,611	126,310	169,921	41,099	128,822
Non-compete agreements	4,274	3,535	739	4,274	3,351	923
Distributor relationships	4,123	1,558	2,565	4,123	1,474	2,649
Supplier agreements	1,050	1,050	—	1,050	1,050	—

Total	$256,095	$64,701	$191,394	$251,095	$61,126	$189,969

Aggregate amortization expense for the sixteen weeks ending April 25, 2015 and April 19, 2014 was $3.6 million.

There are $455.0 million of indefinite-lived intangible assets at April 25, 2015 and January 3, 2015. These intangible assets are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2015	$8,119
2016	$11,302
2017	$10,830
2018	$10,682
2019	$10,553

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,720 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At April 25, 2015 and January 3, 2015, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	April 25, 2015	January 3, 2015
Distributor notes receivable	$184,696	$182,188
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,416	20,283

Long-term portion of distributor notes receivable	$164,280	$161,905

At April 25, 2015 and January 3, 2015, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

During the sixteen weeks ended April 25, 2015 and April 19, 2014, $6.8 million and $6.0 million, respectively, were recorded as interest income relating to the distributor notes.

The fair value of the company’s variable rate debt at April 25, 2015 approximates the recorded value. The fair value of the company’s ten-year 4.375% senior notes (the “notes”) issued on April 3, 2012 is approximately $429.3 million while the carrying value is $399.3 million, as discussed in Note 8, Debt and Other Obligations, on April 25, 2015. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of April 25, 2015, the company’s hedge portfolio contained commodity derivatives with a net fair value of $(20.9) million, which is recorded in the following accounts with fair values measured as indicated (amounts in millions):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(14.9)	$(2.3)	$—	$(17.2)
Other long-term	(2.0)	(1.7)	—	(3.7)

Total	(16.9)	(4.0)	—	(20.9)

Net Fair Value	$(16.9)	$(4.0)	$—	$(20.9)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at April 25, 2015 and January 3, 2015 qualified for hedge accounting.

Interest Rate Risk

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the company’s notes issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge and the cash settlement was $3.1 million, of which $0.6 million was recognized after debt issuance and $2.5 million ($1.5 million, net of tax) is being amortized to interest expense over the term of the notes.

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Condensed Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
Derivatives designated as hedging instruments	April 25, 2015		January 3, 2015		April 25, 2015		January 3, 2015
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Commodity contracts	Other current assets	—	Other current assets	—	Other current liabilities	17,233	Other current liabilities	12,898
Commodity contracts	Other long term assets	—	Other long term assets	—	Other long term liabilities	3,714	Other long term liabilities	3,355

Total		$—		$—		$20,947		$16,253

Derivative Accumulated Other Comprehensive Income (“AOCI”) Transactions

The following tables show the effect of the company’s derivative instruments designated as cash-flow hedges in other comprehensive income (loss) (“OCI”) and the Condensed consolidated income statement (amounts in thousands and net of tax):

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)(Net of tax)		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)
	For the sixteen weeks ended			For the sixteen weeks ended
	April 25, 2015	April 19, 2014		April 25, 2015	April 19, 2014
Interest rate contracts	$—	$—	Interest expense	$47	$47
Commodity contracts	(4,428)	15,302	Production costs(1)	1,540	3,024

Total	$(4,428)	$15,302		$1,587	$3,071

(1)	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire in the next three years are as follows (amounts in millions and net of tax) at April 25, 2015:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$0.3	$1.1	$1.4
Expiring in 2015	10.2	—	10.2
Expiring in 2016	2.7	—	2.7

Total	$13.2	$1.1	$14.3

Derivative Transactions Notional Amounts

As of April 25, 2015, the company had the following outstanding financial contracts that were entered into to hedge commodity and interest rate risk:

Derivatives in Cash Flow Hedge Relationships	Notional amount (millions)
Wheat contracts	$90.8
Soybean oil contracts	25.2
Natural gas contracts	13.5

Total	$129.5

The company’s derivative instruments contain no credit-risk-related contingent features at April 25, 2015. As of April 25, 2015 and January 3, 2015, the company had $19.8 million and $16.1 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at April 25, 2015 and January 3, 2015 (amounts in thousands):

	April 25, 2015	January 3, 2015
Unsecured credit facility	$3,800	$53,000
Unsecured new term loan	262,500	270,000
4.375% senior notes due 2022	399,334	399,304
Accounts receivable securitization	—	—
Capital lease obligations	21,453	22,526
Other notes payable	18,723	18,606

	705,810	763,436
Current maturities of long-term debt and capital lease obligations	34,471	34,496

Total long-term debt and capital lease obligations	$671,339	$728,940

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of April 25, 2015 and January 3, 2015, the bank overdraft balance was $11.6 million and $15.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.2 million and $16.4 million at April 25, 2015 and January 3, 2015, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding as of April 25, 2015 and January 3, 2015, respectively, under the facility. As of April 25, 2015, the company was in compliance with all restrictive covenants under the facility. On April 25, 2015, the company had $200.0 million available under its facility for working capital and general corporate purposes.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.1 million in financing costs was paid during the first quarter of fiscal 2015 for the December 17, 2014 amendment.

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date). On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of April 25, 2015 (amounts in thousands):

Fiscal Year	Payments
2015	$22,500
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees as described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.50% for base rate loans and from 0.70% to 1.50% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.25% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.4 million in connection with the April 21, 2015 amendment of the credit facility, which, in addition to the remaining balance of the original $1.3 million in financing costs, is being amortized over the life of the credit facility. The company recognized $0.1 million in financing costs for the modification at the time of the April 21, 2015 amendment.

There were $3.8 million and $53.0 million in outstanding borrowings under the credit facility at April 25, 2015 and January 3, 2015, respectively. The highest outstanding daily balance during the sixteen weeks ended April 25, 2015 was $59.5 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. During the sixteen weeks ended April 25, 2015, the company borrowed $309.2 million in revolving borrowings under the credit facility and repaid $358.4 million in revolving borrowings. The amount available under the credit facility is reduced by $16.2 million for letters of credit. On April 25, 2015, the company had $480.0 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of April 25, 2015, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2015	$25,922
2016	71,937
2017	116,935
2018	64,690
2019	6,776
2020 and thereafter	421,493

Total	$707,753

9. VARIABLE INTEREST ENTITY

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a variable interest entity (“VIE”), but the company has determined it is not the primary beneficiary of the VIE.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 25, 2015 and January 3, 2015, there was $21.5 million and $22.5 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

On September 12, 2012, a complaint was filed in the U.S. District Court for the Western District of North Carolina (Charlotte Division) by Scott Rehberg, Willard Allen Riley and Mario Ronchetti against the company and its subsidiary, Flowers Baking Company of Jamestown, LLC. Plaintiffs are or were distributors of our Jamestown subsidiary who contend they were misclassified as independent contractors. The action sought class certification on behalf of a class comprised of independent distributors of our Jamestown subsidiary who are classified as independent contractors. In March 2013, the court conditionally certified the class action for claims under the Fair Labor Standards Act (“FLSA”). On March 23, 2015, the court re-affirmed its FLSA certification decision and also certified claims under state law.

At this time, the company is also aware of four other complaints alleging misclassification claims that have been filed in four other jurisdictions. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 25, 2015 and April 19, 2014 (amounts in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Net income	$61,389	$61,066

Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,913	209,131

Basic earnings per common share	$0.29	$0.29

Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,913	209,131
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock, and deferred stock	2,805	3,675

Diluted weighted average shares outstanding for common stock	212,718	212,806

Diluted earnings per common share	$0.29	$0.29

There were no anti-dilutive shares outstanding at April 25, 2015 or April 19, 2014.

12. STOCK-BASED COMPENSATION

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on April 25, 2015.

The stock option activity for the sixteen weeks ended April 25, 2015 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2015	6,191	$10.88
Exercised	(192)	$10.82

Outstanding at April 25, 2015	5,999	$10.88	1.80	$68,547

Exercisable at April 25, 2015	5,999	$10.88	1.80	$68,547

As of April 25, 2015, compensation expense related to vested stock options was fully amortized. The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 25, 2015 and April 19, 2014 were as follows (amounts in thousands):

	April 25, 2015	April 19, 2014
Cash received from option exercises	$2,082	$5,083
Cash tax windfall, net	$610	$1,333
Intrinsic value of stock options exercised	$2,054	$4,627

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014 and 2015 awards (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2012 award actual attainment was 195% of target. The 2013 award actual attainment was 88% of target.

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

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 4, 2015	January 1, 2014
Shares granted	414	366
Vesting date	3/1/2017	3/1/2016
Fair value per share	$21.21	$23.97

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014 and 2015 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined under the EPIP or Omnibus Plan, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75 percentage points;

•	ROIC above WACC by 1.75 percentage points pays 50% of ROI Target; or

•	ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or

•	ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2012 and 2013 awards actual attainment was 125% of ROI Target.

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

Grant date	January 4, 2015	January 1, 2014
Shares granted	414	366
Vesting date	3/1/2017	3/1/2016
Fair value per share	$19.14	$21.47

Performance-Contingent Restricted Stock

In connection with the vesting of the performance-contingent restricted stock granted in January 2013, during the sixteen weeks ended April 25, 2015, 48,069 common shares were forfeited for this grant because the company attained 88% of the S&P TSR target of the grant (“TSR modifier”). An additional 100,090 common shares were issued in the aggregate for this grant because the company exceeded the ROIC by the maximum at 125% (“ROIC modifier”). At vesting the company paid accumulated dividends of $0.8 million. The tax windfall at vesting of these awards was $1.4 million.

The company’s performance-contingent restricted stock activity during the quarter ended April 25, 2015, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 3, 2015	1,404	$19.09
Initial grant at target	828	$20.18
Supplemental grant for exceeding the ROIC modifier	100	$15.51
Grant reduction for not achieving the TSR modifier	(48)	$17.22
Vested	(853)	$16.22
Forfeited	(53)	$19.23

Nonvested at April 25, 2015	1,378	$21.25

As of April 25, 2015, there was $19.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.57 years. The total intrinsic value of shares vested during the period ended April 25, 2015 was $18.4 million.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. On January 2, 2015 (our fiscal 2014), cash pay was converted into an aggregate of 19,852 shares. The company recorded compensation expense for this deferred stock over the two-year minimum vesting period. There were no shares distributed under the EPIP during the sixteen weeks ended April 25, 2015. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

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

The deferred stock activity for the sixteen weeks ended April 25, 2015 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 3, 2015	151	$21.06
Deferred stock granted	5	$22.08

Nonvested at April 25, 2015	156	$21.04	1.45	$3,499

As of April 25, 2015, there was $1.2 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 1.45 years. There were no shares vested or issued during the sixteen weeks ended April 25, 2015.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vest after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at April 25, 2015 and January 3, 2015 was $0.4 million and $0.3 million, respectively, and is recorded in other long-term liabilities.

The fair value of the rights at April 25, 2015 ranged from $13.76 to $14.12. The following assumptions were used to determine the fair value of the rights discussed above using the Black-Scholes option-pricing model at April 25, 2015: dividend yield 2.5%; expected volatility 23.0%; risk-free interest rate 0.10% and expected life of 0.35 years to 0.55 years.

The rights activity for the sixteen weeks ended April 25, 2015 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Aggregate Liability
Outstanding at January 3, 2015	29	$8.47
Rights exercised	—	—

Outstanding at April 25, 2015	29	$8.47	$405

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 25, 2015 and April 19, 2014 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Stock options	$—	$197
Performance-contingent restricted stock awards	6,556	4,757
Deferred and restricted stock	642	662
Stock appreciation rights	91	(133)

Total stock based compensation	$7,289	$5,483

13. POSTRETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at April 25, 2015 as compared to accounts at January 3, 2015 (amounts in thousands):

	April 25, 2015	January 3, 2015
Current benefit liability	$1,089	$1,089
Noncurrent benefit liability	$87,685	$93,589
Accumulated other comprehensive loss, net of tax	$85,869	$86,612

Defined Benefit Plans and Nonqualified Plan

In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started monthly payment of their vested benefits. The offer supports the company’s pension risk management strategy and reduced plan obligations by 10%. Distributions of $48.4 million in lump sums from existing plan assets in December 2014 resulted in a settlement charge of $15.4 million for Plan No. 1 only in the fourth quarter of our fiscal 2014. No settlement charge was required for Plan No. 2 as distributions of $2.0 million were not in excess of service costs and interest costs for 2014.

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

During the sixteen weeks ended April 25, 2015 the company contributed $2.5 million to our qualified pension plans. We expect to contribute an additional $7.5 million during the remainder of fiscal 2015 to our qualified pension plans.

The net periodic pension (benefit) cost, recognized in selling, distribution and administrative expenses, for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Service cost	$269	$197
Interest cost	5,539	6,593
Expected return on plan assets	(9,121)	(10,405)
Amortization of net loss	1,532	592

Total net periodic benefit	$(1,781)	$(3,023)

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

The net periodic postretirement benefit (income) cost, recognized in selling, distribution and administrative expenses, for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Service cost	$122	$116
Interest cost	112	137
Amortization of net gain	(180)	(178)
Amortization of prior service credit	(144)	(144)

Total net periodic benefit	$(90)	$(69)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 25, 2015 and April 19, 2014, the total cost and employer contributions were $8.5 million and $8.4 million, respectively.

14. INCOME TAXES

The company’s effective tax rate for the first quarter of fiscal 2015 was 35.4%, compared to the rate of 35.7% for the first quarter of 2014. The decrease in the rate from the prior year is primarily due to benefits recognized for state tax incentives. For the current quarter, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the first quarter of 2015, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD Segment primarily produces fresh packaged bread, rolls, tortillas, and snack products and the Warehouse Segment produces fresh and frozen bread and rolls and snack products.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. All prior period information has been revised to reflect this change.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments (including recasting 2014 for a reclassified bakery from the Warehouse Segment to the DSD Segment) is as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Sales:
DSD Segment	$986,570	$990,035
Warehouse Segment	224,734	230,297
Eliminations: Sales from Warehouse Segment to DSD Segment	(44,852)	(39,502)
Sales from DSD Segment to Warehouse Segment	(20,407)	(26,913)

	$1,146,045	$1,153,917

Depreciation and amortization:
DSD Segment	$35,180	$34,784
Warehouse Segment	4,780	4,656
Other(1)	(143)	(148)

	$39,817	$39,292

Income (loss) from operations:
DSD Segment	$99,194	$96,782
Warehouse Segment	16,298	14,109
Other(1)	(18,954)	(12,690)

	$96,538	$98,201

Interest expense	$(8,359)	$(9,124)
Interest income	$6,777	$5,952

Income before income taxes	$94,956	$95,029

(1)	Represents the company’s corporate head office amounts.

Sales by product category in each reportable segment are as follows (amounts in thousands):

	For the Sixteen Weeks Ended April 25, 2015			For the Sixteen Weeks Ended April 19, 2014
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$610,867	$39,649	$650,516	$604,678	$40,358	$645,036
Store Branded Retail	133,102	37,793	170,895	147,235	42,070	189,305
Non-retail and Other	222,194	102,440	324,634	211,209	108,367	319,576

Total	$966,163	$179,882	$1,146,045	$963,122	$190,795	$1,153,917

16. ASSETS HELD FOR SALE

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates their relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another distributor to purchase the territory.

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

The company is also selling certain manufacturing facilities and depots from the acquisition of certain assets of Hostess Brands, Inc. which included several brands, 20 closed bakeries, and 36 depots ( the “Acquired Hostess Bread Assets”) purchased in July 2013. These assets were originally recorded as held and used. Subsequent to the acquisition, we determined that some of the acquired manufacturing facilities and depots do not meet our long-term strategy. As a result, we are in the process of selling them. During the sixteen weeks ended April 25, 2015, the company received $0.7 million related to the sale of these assets.

There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of April 25, 2015 and January 3, 2015, respectively (amounts in thousands):

	April 25, 2015	January 3, 2015
Distributor territories	$20,024	$20,491
Acquired Hostess Bread Assets plants and depots	12,689	13,406
Other	5,217	5,211

Total assets held for sale	$37,930	$39,108

17. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 25, 2015, the date of these financial statements. We believe there were no events or transactions discovered during this evaluation period that requires recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen week period ended April 25, 2015 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the “Form 10-K”).

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.

•	Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative quarters presented in our consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•	Revision of prior period sales — During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions have been made for the fiscal 2014 information presented in this Form 10-Q.

•	Amendment to the credit facility — On April 21, 2015, we amended our existing senior unsecured revolving loan facility (the “credit facility”) previously amended and restated on May 20, 2011. The amendment to the credit facility reduced the applicable interest rate and extended the maturity date to April 21, 2020.

•	Opening of Lenexa, Kansas bakery — On April 9, 2015, we announced that beginning in the summer of 2015 our Lenexa bakery will produce breads sold in Kansas, eastern Oklahoma, and Missouri under the Nature’s Own, Wonder, and Home Pride brands.

•	Roman Meal trademark acquisition — On February 25, 2015, we announced that we acquired from the Roman Meal Company in Tacoma, Washington the Roman Meal trademark. This trademark acquisition for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas is being accounted for as an asset purchase and is being amortized over 20 years.

•	Hostess asset purchases — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began the re-introduction of certain of the Acquired Hostess Bread brands in our third quarter of fiscal 2013. We have determined that we intend to sell certain plants and depots that do not fit into our long-term operating strategy. Several of these plants and depots have already been sold but the remainder are classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We expect these sales to continue throughout fiscal 2015 and potentially into fiscal 2016. We received a total of $0.7 million during the sixteen weeks ended April 25, 2015 from the sale of assets classified as held for sale. Also, we recorded carrying costs, including depreciation, associated with all of the acquired plants and depots of approximately $5.3 million and $6.8 million during the sixteen weeks ended April 25, 2015 and April 19, 2014, respectively, in our Condensed Consolidated Statements of Income.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company currently has 46 operating bakery subsidiaries in 16 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment has access to approximately 81% of the U.S. population for fresh bakery foods. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. In the first quarter of fiscal 2015, we had capital expenditures of $20.0 million. We also paid $5.0 million on the acquisition of the Roman Meal trademark and recorded it as an asset purchase.

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

Brands are important in the bakery category and the company has invested over several decades in its brand portfolio through advertising, promotion, and packaging. Nature’s Own, introduced in 1977, was developed to address the developing trend of consumers demanding baked foods with a healthier profile. Nature’s Own, from inception has offered baked foods with no artificial flavors, colors, or preservatives.

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

On July 19, 2013, the company completed the acquisition of the Acquired Hostess Bread Assets. In September 2013, the company began to reintroduce the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess ceased operations in November 2012, into certain markets. The brands were returned to DSD Segment markets where they were available before the company acquired the brands. The acquired Nature’s Pride brand has not been re-introduced to the market and we are still considering the future of this brand.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced under several brands, such as Blue Bird and Mrs. Freshley’s. On May 20, 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes. The Tastykake brand added an iconic snack cake brand to our brand portfolio. Since the acquisition of Tasty, we have expanded the distribution of the Tastykake products throughout our territories. We expect to continue to expand the Tastykake brand into any additional markets we enter over the next several years.

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

The company also is committed to maintaining a collaborative, in-house information technology team, as well as certain outsourced services, that meets all of our bakeries’ needs and maximizes efficiencies. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory.

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

Competition and risks

Hostess’ liquidation in late November 2012 impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. Certain Hostess cake products were re-introduced into the market in July 2013 by a new and separate company Hostess Brands, LLC (“Hostess LLC”) formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the first quarter of fiscal 2015 decreased 0.7% from the first quarter of fiscal 2014. This change was primarily due to lower volume partially offset by positive pricing/mix.

The economic environment and competitive landscape in the baking industry is currently experiencing competitive pressures, changing consumer tastes, and shifting product mix. In addition to these challenges, our Warehouse Segment continues to compete for market position after the Hostess cake brands were reintroduced by Hostess LLC beginning in July 2013.

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

Valuation of Long-Lived Intangible Assets

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples, do not meet our expectations, thereby requiring us to record an asset impairment. Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded during our first quarter of fiscal 2015.

The impairment analysis on the indefinite-lived intangible asset trademarks not subject to amortization is very sensitive to the long-term growth rates of the trademarks. The trademarks have been valued based on our expectations of timing in reintroducing the trademarks in the market. The company also continually analyzes our trademarks to determine the expansion markets in which they will be introduced. If the timing of our expansion does not proceed as we currently anticipate or if the anticipated revenues do not meet our expectations, these trademarks could become impaired in future periods.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed for the year ended January 3, 2015.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen week periods ended April 25, 2015 and April 19, 2014, are set forth below (dollars in thousands):

	For the sixteen weeks ended
			Percentage of Sales		Increase (Decrease)
	April 25, 2015	April 19, 2014	April 25, 2015	April 19, 2014	Dollars	%
Sales
DSD Segment	$966,163	$963,122	84.3	83.5	$3,041	0.3
Warehouse Segment	179,882	190,795	15.7	16.5	(10,913)	(5.7)

Total	$1,146,045	$1,153,917	100.0	100.0	$(7,872)	(0.7)

Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$456,414	$452,911	47.2	47.0	$3,503	0.8
Warehouse Segment(1)	129,502	142,966	72.0	74.9	(13,464)	(9.4)

Total	$585,916	$595,877	51.1	51.6	$(9,961)	(1.7)

Selling, distribution and administrative expenses
DSD Segment(1)	$375,375	$378,645	38.9	39.3	$(3,270)	(0.9)
Warehouse Segment(1)	29,302	29,064	16.3	15.2	238	0.8
Corporate(2)	19,097	12,838	—	—	6,259	48.8

Total	$423,774	$420,547	37.0	36.4	$3,227	0.8

Depreciation and Amortization
DSD Segment(1)	$35,180	$34,784	3.6	3.6	$396	1.1
Warehouse Segment(1)	4,780	4,656	2.7	2.4	124	2.7
Corporate(2)	(143)	(148)	—	—	5	3.3

Total	$39,817	$39,292	3.5	3.4	$525	1.3

Income from operations
DSD Segment(1)	$99,194	$96,782	10.3	10.0	$2,412	2.5
Warehouse Segment(1)	16,298	14,109	9.1	7.4	2,189	15.5
Corporate(2)	(18,954)	(12,690)	—	—	(6,264)	(49.4)

Total	$96,538	$98,201	8.4	8.5	$(1,663)	(1.7)

Interest expense, net	$1,582	$3,172	0.1	0.3	$(1,590)	(50.1)
Income taxes	$33,567	$33,963	2.9	2.9	$(396)	(1.2)

Net income	$61,389	$61,066	5.4	5.3	$323	0.5

(1)	As a percentage of revenue within the reporting segment
(2)	The corporate segment has no revenues

NM. Not meaningful

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 25, 2015 COMPARED TO SIXTEEN WEEKS ENDED APRIL 19, 2014

Consolidated Sales.

	For the Sixteen Weeks Ended April 25, 2015		For the Sixteen Weeks Ended April 19, 2014
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase (Decrease)
Branded Retail	$650,516	56.8%	$645,036	55.9%	0.8%
Store Branded Retail	170,895	14.9	189,305	16.4	(9.7)%
Non-retail and Other	324,634	28.3	319,576	27.7	1.6%

Total	$1,146,045	100.0%	$1,153,917	100.0%	(0.7)%

The 0.7% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.2%
Volume	(0.9)%

Total percentage change in sales	(0.7)%

Sales category discussion

Overall, sales declined for the first sixteen weeks of 2015 as compared to the first sixteen weeks of 2014 due to decreased volume, mainly in the store branded retail category, partially offset by positive pricing/mix. Price/mix improved due to a favorable mix shift from lower margin to higher margin products, partially offset by a competitive pricing environment. Volume declines were driven by decreases in our store branded products, partially offset by growth in the branded and non-retail categories. The increase in branded retail sales was due primarily to volume increases and growth in our expansion markets, partially offset by decreases in price/mix. Store branded retail sales decreased significantly due to volume decreases related to exiting certain store branded business in the second half of fiscal 2014 and declines in store branded cake due to the reintroduction of Hostess cake products by Hostess LLC. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was primarily due to volume increases in food service, partially offset by decreases in contract manufacturing from exiting certain lower margin business.

Direct-Store-Delivery Segment Sales.

	For the Sixteen Weeks Ended April 25, 2015		For the Sixteen Weeks Ended April 19, 2014
	$	%	$	%
	(Amounts in thousands)		(Amounts in thousands)		% Increase (Decrease)
Branded Retail	$610,867	63.2%	$604,678	62.8%	1.0%
Store Branded Retail	133,102	13.8	147,235	15.3	(9.6)%
Non-retail and Other	222,194	23.0	211,209	21.9	5.2%

Total	$966,163	100.0%	$963,122	100.0%	0.3%

The 0.3% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.1%
Volume	0.2%

Total percentage change in sales	0.3%

Sales category discussion

Sales increased for the first sixteen weeks of 2015 compared to the first sixteen weeks of 2014 due to volume increases in the branded retail and non-retail categories, mostly offset by volume declines in the store branded retail category and increased promotional activity in the industry. The increase in branded retail sales was due primarily to volume increases, partially offset by price/mix declines due to competition in the marketplace. Volume increases in branded white bread and branded soft variety contributed the most growth. The significant decrease in store branded retail was due to exiting certain store branded business in the second half of fiscal 2014. The increase in non-retail and other sales was due to volume increases in food service and institutional sales.

Warehouse Segment Sales.

	For the Sixteen Weeks Ended April 25, 2015		For the Sixteen Weeks Ended April 19, 2014
	$	%	$	%	% Decrease
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$39,649	22.0%	$40,358	21.2%	(1.8)%
Store Branded Retail	37,793	21.0	42,070	22.0	(10.2)%
Non-retail and Other	102,440	57.0	108,367	56.8	(5.5)%

Total	$179,882	100.0%	$190,795	100.0%	(5.7)%

The 5.7% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(1.2)%
Volume	(4.5)

Total percentage change in sales	(5.7)%

Sales category discussion

Volume declines in all categories and, to a lesser extent, increased promotional activity in the industry drove the overall decrease. Both branded retail and store branded retail sales decreased due to lower cake volume associated with increased competition in the marketplace due to the reintroduction of Hostess cake products by Hostess LLC. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to exiting the tortilla business and, to a lesser extent, price/mix decreases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	(Decrease) as a % of sales
Ingredients	25.1%	25.9%	(0.8)%
Workforce-related costs	13.8	13.4	0.4
Packaging	4.7	4.6	0.1
Utilities	1.6	1.7	(0.1)
Other	5.9	6.0	(0.1)

Total	51.1%	51.6%	(0.5)%

Overall, the decrease as a percent of sales was attributable to significantly lower ingredient costs as a percent of sales and efficiency gains, partially offset by higher workforce-related costs as a percent of sales due to lower production volumes. Ingredient costs decreased as a percent of sales largely due to lower prices for flour, sweeteners and oils. Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount and lower sales for the Warehouse Segment, partially offset by higher costs in fiscal 2014 related to the sold tortilla facility.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	(Decrease) as a % of sales
Ingredients	22.4%	23.6%	(1.2)%
Workforce-related costs	11.9	11.8	0.1
Packaging	3.4	3.4	—
Utilities	1.6	1.6	—
Other	7.9	6.6	1.3

Total	47.2%	47.0%	0.2%

The DSD Segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on flour, sweeteners and oils and increased product purchases from the Warehouse Segment (sales with no associated ingredient costs) and decreased sales to the Warehouse Segment (ingredient costs with no associated sales). The increase in the other line item was due to increased product purchases from the Warehouse Segment, mainly lower margin cake items, and decreased sales of product to the Warehouse Segment, mainly the tortilla products from the tortilla business we exited in fiscal 2014, partially offset by improved efficiency.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	(Decrease) as a % of sales
Ingredients	39.5%	37.9%	1.6%
Workforce-related costs	23.8	21.7	2.1
Packaging	12.2	10.7	1.5
Utilities	1.8	1.8	—
Other	(5.3)	2.8	(8.1)

Total	72.0%	74.9%	(2.9)%

The Warehouse Segment’s decrease was largely due to exiting the lower margin non-retail tortilla business in the second half of fiscal 2014 and a shift in mix from lower margin store branded cake to higher margin foodservice products. Ingredients increased as a percent of sales primarily due to increases in sales of products to the DSD Segment (ingredient costs with no associated sales), partially offset by lower ingredient prices. The decreases in overall volume and increased sales of product to the DSD Segment (workforce-related costs with no associated sales) increased workforce-related costs as a percent of sales. The increase in packaging was due primarily to price increases and increased sales to the DSD Segment (packaging costs with no associated sales). The other line item reflects the increase in sales of product to the DSD Segment and decreases in purchases of product from the DSD Segment, mainly the tortilla products from the tortilla business we exited in fiscal 2014.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	(Decrease) as a % of sales
Workforce-related costs	17.5%	17.8%	(0.3)%
Distributor distribution fees	13.7	13.0	0.7
Other	5.8	5.6	0.2

Total	37.0%	36.4%	0.6%

The workforce-related costs decreased as a percent of sales primarily due to the conversion to independent distributors in newer markets and higher costs in the prior comparable period related to the tortilla facility sold in the third quarter of fiscal 2014. These decreases were partially offset by lower sales and higher stock-based compensation costs. Distributor distribution fees increased as a percent of sales due to the conversions discussed above as well as the DSD Segment comprising a larger portion of overall sales.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	(Decrease) as a % of sales
Workforce-related costs	17.1%	18.2%	(1.1)%
Distributor distribution fees	16.2	15.6	0.6
Other	5.6	5.5	0.1

Total	38.9%	39.3%	(0.4)%

The decrease in workforce-related costs as a percent of sales was attributable to the conversion to independent distributors in newer markets, improvements at Lepage and higher costs in the prior year associated with the tortilla facility sold in the third quarter of fiscal 2014. The distributor distribution fees as a percent of sales increased due to the conversion to independent distributors.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended		Increase
Line item component	April 25, 2015 % of sales	April 19, 2014 % of sales	as a % of sales
Workforce-related costs	9.3%	8.9%	0.4%
Freezer storage/rent	2.1	1.8	0.3
Distribution costs	0.8	0.8	—
Other	4.1	3.7	0.4

Total	16.3%	15.2%	1.1%

Lower sales that spread fixed costs over a smaller sales base drove the overall increase in selling, distribution and administrative expenses as a percent of sales.

Depreciation and Amortization. Depreciation and amortization increased due primarily to the bread line added at our Modesto, California bakery at the end of the first quarter in fiscal 2014, our Knoxville, Tennessee facility opening in the second quarter of fiscal 2014 and other assets being placed in service subsequent to the first quarter of fiscal 2014, partially offset by lower costs due to the sale of our tortilla facility in the third quarter of fiscal 2014 and decreased depreciation for the property sales related to the Acquired Hostess Assets.

The DSD Segment’s depreciation and amortization expense increased due to the factors discussed above.

The Warehouse Segment’s depreciation and amortization expense increased primarily due to assets being placed in service subsequent to the first quarter of fiscal 2014.

Income From Operations. The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Favorable (Unfavorable) Percentage
DSD Segment	2.5%
Warehouse Segment	15.5%
Unallocated corporate	(49.4)%
Consolidated	(1.7)%

The increase in the DSD Segment income from operations was primarily attributable to lower ingredient costs and decreases in selling, distribution and administrative costs, partially offset by increased purchases from the Warehouse Segment. The increase in the Warehouse Segment income from operations was primarily due to higher costs in fiscal 2014 associated with the tortilla business we exited in fiscal 2014, partially offset by higher selling, distribution and administrative expenses due to lower sales. The increase in unallocated corporate expenses was primarily due to higher workforce-related and legal costs and lower pension income during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Net Interest Expense. The change was related to higher interest income related to the increase in distributor notes receivable outstanding and lower amounts outstanding under the company’s debt arrangements which decreased interest expense.

Income Taxes. The company’s effective tax rate for the first quarter of fiscal 2015 was 35.4%, compared to the rate of 35.7% for the first quarter of 2014. The decrease in the rate from the prior year is primarily due to benefits recognized for state tax incentives. For the current quarter, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the first quarter of fiscal 2015, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 11, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year ended January 3, 2015 for detailed financial information regarding the company’s lease arrangements.

Liquidity discussion for the sixteen week periods ended Aril 25, 2015 and April 19, 2014

Flowers’ cash and cash equivalents were $8.0 million at April 25, 2015 as compared to $7.5 million at January 3, 2015. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash flow component	April 25, 2015	April 19, 2014	Change
Cash flows provided by operating activities	$118,423	$121,821	$(3,398)
Cash disbursed for investing activities	(25,332)	(13,899)	(11,433)
Cash disbursed for financing activities	(92,648)	(107,651)	15,003

Total change in cash	$443	$271	$172

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014	Change
Depreciation and amortization	$39,817	$39,292	$525
Stock-based compensation	7,289	5,483	1,806
Loss reclassified from accumulated other comprehensive income to net income	2,504	4,917	(2,413)
Deferred income taxes	3,888	4,434	(546)
Provision for inventory obsolescence	377	656	(279)
Bad debt expense (allowance for accounts receivable)	481	1,020	(539)
Pension and postretirement plans (income) expense	(1,871)	(3,092)	1,221
Other non-cash	(226)	(761)	535

Net non-cash adjustment to net income	$52,259	$51,949	$310

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014	Change
Changes in accounts receivable, net	$(22,686)	$(22,801)	$115
Changes in inventories, net	(6,101)	3,374	(9,475)
Changes in hedging activities, net	(6,205)	23,673	(29,878)
Changes in other assets, net	4,936	8,933	(3,997)
Changes in accounts payable, net	30,523	5,784	24,739
Changes in other accrued liabilities, net	6,808	(5,128)	11,936
Qualified pension plan contributions	(2,500)	(5,029)	2,529

Net changes in working capital and pension contributions	$4,775	$8,806	$(4,031)

The change in stock-based compensation was primarily due to a change in the performance estimate of our return on invested capital shares (“ROIC shares”) during the first quarter of fiscal 2015. The pension and postretirement plan income decreased from the first quarter of fiscal 2014 to the first quarter of fiscal 2015 due to the performance of the plan’s assets during fiscal 2014 and the new mortality table which increased our pension benefit obligations at the end of our fiscal 2014. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at April 25, 2015. As of April 25, 2015 and January 3, 2015, the company had $19.8 million and $16.1 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

During 2015, in addition to the $2.5 million contributed in the first quarter, the company expects to contribute an additional $7.5 million to our qualified pension plans and to pay an additional $0.3 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2015. The expected contributions to qualified pension plans are discretionary. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2015, the company paid $16.4 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program earned during 2014. An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during the quarter. We paid $24.7 million during the first quarter of 2014 for the performance-based cash bonus program earned during fiscal 2013.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 25, 2015 and April 19, 2014 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014	Change
Purchase of property, plant, and equipment	$(19,983)	$(23,580)	$3,597
Repurchase of distributor territories	(9,120)	(8,472)	(648)
Principal payments from notes receivable	7,847	6,725	1,122
Contingently refundable consideration	—	7,500	(7,500)
Acquisition of intangible assets	(5,000)	—	(5,000)
Proceeds from sale of property, plant and equipment	924	3,928	(3,004)

Net cash disbursed for investing activities	$(25,332)	$(13,899)	$(11,433)

Net cash disbursed for investing activities included the Roman Meal trademark acquisition of $5.0 million in the first quarter of fiscal 2015. In contrast, there were no acquisitions or acquisition-related costs during the first quarter of fiscal 2014. Capital expenditures for the DSD and Warehouse Segments were $16.1 million and $2.3 million, respectively. The company currently estimates capital expenditures of approximately $85.0 million to $95.0 million on a consolidated basis during fiscal 2015. There were fewer asset sales from assets currently classified as held for sale during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. We continue to actively market $37.9 million in assets held for sale.

Cash Flows Disbursed for Financing Activities. The table below presents net cash changes from financing activities for the sixteen weeks ended April 25, 2015 and April 19, 2014, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 25, 2015	April 19, 2014	Change
Dividends paid	$(28,685)	$(23,956)	$(4,729)
Exercise of stock options, including windfall tax benefit	4,122	9,261	(5,139)
Payment of debt issuance costs and financing fees	(483)	(564)	81
Stock repurchases	(6,858)	(9,459)	2,601
Change in bank overdrafts	(4,044)	(1,770)	(2,274)
Net debt and capital lease obligations changes	(56,700)	(81,163)	24,463

Net cash (disbursed for) provided by financing activities	$(92,648)	$(107,651)	$15,003

Our annual dividend payout rate increased 9.2% from fiscal 2014 to fiscal 2015. While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional working capital needs to meet these expected payouts. Stock option exercises and the associated tax benefit decreased due to fewer exercises in the comparable first quarter in fiscal 2014. As of April 25, 2015 there were nonqualified stock option grants of 5,998,086 shares that were exercisable. These have a remaining contractual life of approximately 1.80 years and a weighted average exercise price of $10.88 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for financing fees of $0.5 million for amending the unsecured credit facility on April 21, 2015 were incurred during the first quarter of fiscal 2015. The change in bank overdraft was a function of our cash receipts at the end of our fiscal 2014. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations changed primarily because we made payments on our new term loan and unsecured credit facility during the first quarter of fiscal 2015 that were less than the comparable quarter in fiscal 2014.

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

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding as of April 25, 2015 and January 3, 2015, respectively, under the facility. As of April 25, 2015, the company was in compliance with all restrictive covenants under the facility. On April 25, 2015, the company had $200.0 million available under its facility for working capital and general corporate purposes.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.1 million in financing costs was paid during the first quarter of fiscal 2015 for the December 17, 2014 amendment.

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the new term loan on July 18, 2013 (the borrowing date). On February 14, 2014, we entered into the first amendment to the credit agreement for the new term loan.

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of April 25, 2015 (amounts in thousands):

Fiscal Year	Payments
2015	$22,500
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.7 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees as described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 25, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.50% for base rate loans and from 0.70% to 1.50% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.25% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.4 million in connection with the April 21, 2015 amendment of the credit facility, which, in addition to the remaining balance of the original $1.3 million in financing costs, is being amortized over the life of the credit facility. The company recognized $0.1 million in financing costs for the modification at the time of the April 21, 2015 amendment.

There were $3.8 million and $53.0 million in outstanding borrowings under the credit facility at April 25, 2015 and January 3, 2015, respectively. The highest outstanding daily balance during the sixteen weeks ended April 25, 2015 was $59.5 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. During the sixteen weeks ended April 25, 2015, the company borrowed $309.2 million in revolving borrowings under the credit facility and repaid $358.4 million in revolving borrowings. The amount available under the credit facility is reduced by $16.2 million for letters of credit. On April 25, 2015, the company had $480.0 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings. Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Uses of Cash

On February 20, 2015, the Board of Directors declared a dividend of $0.1325 per share on the company’s common stock that was paid on March 20, 2015 to shareholders of record on March 6, 2015. This dividend payment was $27.8 million. Dividends of $0.9 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67,500,000 shares of the company’s common stock. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the first quarter of fiscal 2015, 318,399 shares, at a cost of $6.9 million, of the company’s common stock were purchased under the plan. From the inception of the plan through April 25, 2015, 60,874,113 shares, at a cost of $504.1 million, have been purchased.

During the first quarter of fiscal 2015, the company paid $16.4 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program earned during 2014. An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during the quarter.

During the first quarter of fiscal 2015, the company contributed $2.5 million to our qualified pension plans. We expect to contribute an additional $7.5 million to these plans during the remainder of fiscal 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements. This guidance will be effective for our fiscal 2017, which begins on January 1, 2017.

In June 2014, the FASB issued guidance that requires performance targets for a share-based payment award that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The performance condition should not be reflected in the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The company already applies the standards proscribed in this guidance therefore it will not have an impact on the Condensed Consolidated Financial Statements. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which is our fiscal 2016.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The requirements of this guidance are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

In February 2015, the FASB issued guidance that focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be present in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation. This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years. This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply. Earlier application is permitted. The requirements for this guidance are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to provide a practical expedient permitting applicable entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 25, 2015, the company’s hedge portfolio contained commodity derivatives with a fair value of $(20.9) million. Of this fair value, $(16.9) million is based on quoted market prices and $(4.0) million is based on models and other valuation methods. Approximately $(16.6) million of this fair value relates to instruments that will be utilized in fiscal 2015 and $(4.3) million will be utilized in fiscal 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 25, 2015, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $10.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of April 25, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 25, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2012, a complaint was filed in the U.S. District Court for the Western District of North Carolina (Charlotte Division) by Scott Rehberg, Willard Allen Riley and Mario Ronchetti against the company and its subsidiary, Flowers Baking Company of Jamestown, LLC. Plaintiffs are or were distributors of our Jamestown subsidiary who contend they were misclassified as independent contractors. The action sought class certification on behalf of a class comprised of independent distributors of our Jamestown subsidiary who are classified as independent contractors. In March 2013, the court conditionally certified the class action for claims under the Fair Labor Standards Act (“FLSA”). On March 23, 2015, the court re-affirmed its FLSA certification decision and also certified claims under state law.

At this time, the company is also aware of four other complaints alleging misclassification claims that have been filed in four other jurisdictions. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, liquidity or results of operations. The following risk factors amend and restate, in their entirety, the risk factors set forth in Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2015.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprised approximately 10.3% of all the pension plan assets as of January 3, 2015.

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

We believe that our DSD distribution system is a significant competitive advantage. A material negative change in our relationship with the independent distributors, litigation or one or more adverse rulings by courts or regulatory or governmental bodies in various jurisdictions regarding our independent distributorship system, including actions or decisions that could affect the independent contractor classifications of our independent distributors, or an adverse judgment against the company for actions taken by the independent distributors could materially affect our financial condition, results of operations, and cash flows.

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

We are subject to increasing legal complexity and could be party to litigation that may adversely affect our business.

Increasing legal complexity may continue to affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, disputes with current or former suppliers, claims by current or former distributors, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation. Litigation involving our independent distributor system and the independent contractor classification of our independent distributors, if determined adversely, could increase costs, negatively impact the business prospects of our distributors and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide products to customers.

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

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Government regulation could adversely impact our results of operations and financial condition.

As a producer and marketer of food items, our production processes, product quality, packaging, labeling, storage, and distribution are subject to regulation by various federal, state and local government entities and agencies. In addition, the marketing and labeling of food products has come under increased scrutiny in recent years, and the food industry has been subject to an increasing number of legal proceedings and claims relating to alleged false or deceptive marketing and labeling under federal, state or local laws or regulations. Uncertainty regarding labeling standards has led to customer confusions and legal challenges.

Compliance with federal, state and local regulations is costly and time consuming. Failure to comply with, or violations of, applicable laws and the regulatory requirements of one or more of these agencies could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could result in increased operating costs and adversely affect our results of operations and financial condition. Legal proceedings or claims related to our marketing could damage our reputation and/or adversely affect our business or financial results.

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

Our articles of incorporation and bylaws, and Georgia law contain provisions that may delay, deter or inhibit any possible future acquisition of our company if not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions in our organizational documents that could delay, deter or inhibit a future acquisition include the following:

•	A classified Board of Directors, subject to the Board of Directors’ determination on November 21, 2014 to seek shareholder approval of a proposal to declassify the Board of Directors at the 2015 Annual Meeting of Shareholders;

•	The requirement that our shareholders may only remove directors for cause;

•	Specified requirements for calling special meetings of shareholders;

•	The ability to issue preferred stock, which would be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	The ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, creditors, and the local community.

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

The following chart sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2015.

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
January 5, 2015 — January 31, 2015	—	—	—	14,000
February 1, 2015 — February 28, 2015	318	$21.54	318	13,682
March 1, 2015 — March 28, 2015	—	—	—	13,682
March 29, 2015 — April 25, 2015	—	—	—	13,682

Total	318	$21.54	318

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ ALLEN L. SHIVER
	Name:	Allen L. Shiver
	Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
	Name:	R. Steve Kinsey
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
	Name:	Karyl H. Lauder
	Title:	Senior Vice President and Chief Accounting Officer

Date: May 28, 2015

EXHIBIT INDEX

Exhibit No		Name of Exhibit

2.1	—	Distribution Agreement, dated as of October 26, 2000, by and between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Registration Statement on Form 10, dated December 1, 2000, File No. 1-16247).

2.2	—	Amendment No. 1 to Distribution Agreement, dated as of March 12, 2001, by and between Flowers Industries, Inc. and Flowers Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

2.3	—	Acquisition Agreement, dated as of May 31, 2012, by and among Flowers Foods, Inc., Lobsterco I, LLC, Lepage Bakeries, Inc., RAL, Inc., Bakeast Company, Bakeast Holdings, Inc., and the equity holders named therein (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K, dated June 1, 2012, File No. 1-16247).

2.4	—	Agreement and Plan of Merger, dated as of May 31, 2012, by and among Flowers Foods, Inc., Lobsterco II, LLC, Aarow Leasing, Inc., The Everest Company, Incorporated and the shareholders named therein (Incorporated by reference to Exhibit 2.2 to Flowers Foods’ Current Report on Form 8-K, dated June 1, 2012, File No. 1-16247).

2.5	—	Asset Purchase Agreement, dated as of January 11, 2013, by and among Hostess Brands, Inc., Interstate Brands Corporation, IBC Sales Corporation, Flowers Foods, Inc. and FBC Georgia, LLC (Incorporated by reference to Exhibit 2.1 to Flowers Foods’ Current Report on Form 8-K, dated January 14, 2013, File No. 1-16247).

3.1	—	Restated Articles of Incorporation of Flowers Foods, Inc., as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

3.2	—	Amended and Restated Bylaws of Flowers Foods, Inc., as amended through May 21, 2014 (Incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

4.1	—	Form of Share Certificate of Common Stock of Flowers Foods, Inc. (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Annual Report on Form 10-K, dated February 29, 2012, File No. 1-16247).

4.2	—	Form of Indenture (Incorporated by reference to Exhibit 4.6 to Flowers Foods’ Registration Statement on Form S-3, dated February 8, 2011, File No. 1-16247).

4.3	—	Form of Indenture (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated March 29, 2012, File No. 1-16247).

4.4	—	Indenture, dated as of April 3, 2012, by and between Flowers Foods, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.5	—	Officers’ Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.6	—	Form of 4.375% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated April 3, 2012, File No. 1-16247).

4.7	—	Registration Rights Agreement, dated as of July 21, 2012, by and among Flowers Foods, Inc. and the holders named therein (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Current Report on Form 8-K, dated July 23, 2012, File No. 1-16247).

4.8	—	Flowers Foods, Inc. 401(k) Retirement Savings Plan, as amended through December 17, 2013 (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 21, 2014).

10.1	—	Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among, Flowers Foods, Inc., the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., as syndication agent, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank International,” New York Branch, Branch Banking & Trust Company and Regions Bank, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 26, 2011, File No. 1-16247).

10.2	—	First Amendment to Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated November 21, 2012, File No. 1-16247).

10.3	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).

10.4	—	Third Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.2 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

Exhibit No		Name of Exhibit

10.5*	—	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender.

10.6	—	Credit Agreement, dated as of April 5, 2013, by and among Flowers Foods, Inc., the lenders party thereto, Branch Banking and Trust Company, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and Regions Bank, as co-documentation agents, Bank of America, N.A., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated April 10, 2013, File No. 1-16247).

10.7	—	First Amendment to Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

10.8	—	Receivables Loan, Security and Servicing Agreement, dated as of July 17, 2013, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent, and certain financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated July 22, 2013, File No. 1-16247).

10.9	—	First Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 7, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated August 12, 2014, File No. 1-16247).

10.10	—	Second Amendment to Receivables Loan, Security and Servicing Agreement, dated as of December 17, 2014, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent. (Incorporated by reference to Exhibit 10.9 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

10.11+	—	Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.12+	—	Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.13+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.14+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.15+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).

10.16+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).

10.17+	—	Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.18+	—	Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.19+	—	Form of 2011 Nonqualified Stock Option Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2011, File No. 1-16247).

10.20+	—	Flowers Foods, Inc. Change of Control Plan, dated as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.21+	—	Form of 2012 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

Exhibit No		Name of Exhibit

10.22+	—	Form of 2013 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

10.23+	—	Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).

10.24+	—	Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).

10.25+	—	Form of 2015 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.24 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 25, 2015.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Linkbase.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement