Form 10-Q
period 2015-07-18
FLOWERS FOODS INC
filed 2015-08-13
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 18, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 6, 2015
Common Stock, $.01 par value	210,184,183

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 3, 2015 and Part II, Item 1A., Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended April 25, 2015 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 18, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$46,544	$7,523
Accounts and notes receivable, net of allowances of $2,960 and $2,723, respectively	260,864	235,911
Inventories, net:
Raw materials	36,487	33,579
Packaging materials	20,924	19,591
Finished goods	41,600	39,930
Inventories, net	99,011	93,100
Spare parts and supplies	55,107	54,058
Deferred taxes	25,696	26,823
Other	29,110	43,148
Total current assets	516,332	460,563
Property, plant and equipment, net:
Property, plant and equipment, gross	1,820,009	1,792,626
Less: accumulated depreciation	(1,042,536)	(985,168)
Property, plant and equipment, net	777,473	807,458
Notes receivable	164,853	161,905
Assets held for sale	30,748	39,108
Other assets	11,577	12,011
Goodwill	282,960	282,960
Other intangible assets, net	643,684	644,969
Total assets	$2,427,627	$2,408,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$34,180	$34,496
Accounts payable	171,612	142,643
Other accrued liabilities	138,512	138,414
Total current liabilities	344,304	315,553
Long-term debt:
Total long-term debt and capital lease obligations	659,094	728,940
Other liabilities:
Post-retirement/post-employment obligations	80,206	93,589
Deferred taxes	102,832	94,153
Other long-term liabilities	49,657	53,695
Total other long-term liabilities	232,695	241,437
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 18,545,401 shares and 19,382,272 shares, respectively	(196,769)	(202,062)
Capital in excess of par value	617,560	613,859
Retained earnings	863,036	809,068
Accumulated other comprehensive loss	(92,492)	(98,020)
Total stockholders’ equity	1,191,534	1,123,044
Total liabilities and stockholders’ equity	$2,427,627	$2,408,974

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Sales	$888,795	$872,791	$2,034,840	$2,026,708
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	457,253	458,019	1,043,169	1,053,896
Selling, distribution and administrative expenses	318,758	314,995	742,532	735,542
Impairment of assets	2,275	4,489	2,275	4,489
Depreciation and amortization	30,468	29,907	70,285	69,199
Income from operations	80,041	65,381	176,579	163,582
Interest expense	5,998	6,494	14,357	15,618
Interest income	(5,138)	(4,760)	(11,915)	(10,712)
Income before income taxes	79,181	63,647	174,137	158,676
Income tax expense	27,421	21,583	60,988	55,546
Net income	$51,760	$42,064	$113,149	$103,130
Net income per common share:
Basic:
Net income per common share	$0.25	$0.20	$0.54	$0.49
Weighted average shares outstanding	210,334	209,639	210,093	209,354
Diluted:
Net income per common share	$0.24	$0.20	$0.53	$0.48
Weighted average shares outstanding	212,872	212,919	212,798	212,906
Cash dividends paid per common share	$0.1450	$0.1200	$0.2775	$0.2325

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Net income	$51,760	$42,064	$113,149	$103,130
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(67)	(67)	(156)	(156)
Amortization of actuarial loss included in net income	624	191	1,456	446
Pension and postretirement plans, net of tax	557	124	1,300	290
Derivative instruments:
Net change in fair value of derivatives	5,818	(16,202)	1,390	(900)
Loss reclassified to net income	1,251	442	2,838	3,514
Derivative instruments, net of tax	7,069	(15,760)	4,228	2,614
Other comprehensive income (loss), net of tax	7,626	(15,636)	5,528	2,904
Comprehensive income	$59,386	$26,428	$118,677	$106,034

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044
Net income				113,149				113,149
Derivative instruments, net of tax					4,228			4,228
Pension and postretirement plans, net of tax					1,300			1,300
Exercise of stock options			79			257,999	2,716	2,795
Amortization of share-based compensation awards			10,756					10,756
Issuance of deferred compensation			(132)			5,995	132	—
Income tax benefits related to share-based payment awards			2,301					2,301
Performance-contingent restricted stock awards issued (Note 12)			(8,899)			853,206	8,899	—
Issuance of deferred stock awards			(404)			38,070	404	—
Stock repurchases						(318,399)	(6,858)	(6,858)
Dividends paid on vested share-based payment awards				(879)				(879)
Dividends paid — $0.2775 per common share				(58,302)				(58,302)
Balances at July 18, 2015	228,729,585	$199	$617,560	$863,036	$(92,492)	(18,545,401)	$(196,769)	$1,191,534

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$113,149	$103,130
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	2,275	4,489
Stock-based compensation	10,808	10,474
Loss reclassified from accumulated other comprehensive income to net income	4,481	5,578
Depreciation and amortization	70,285	69,199
Deferred income taxes	6,346	8,913
Provision for inventory obsolescence	678	754
Allowances for accounts receivable	2,053	2,585
Pension and postretirement plans income	(3,275)	(5,411)
Other	(1,256)	(1,453)
Qualified pension plan contributions	(7,500)	(5,029)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(26,590)	(17,047)
Inventories, net	(6,589)	1,950
Hedging activities, net	463	(466)
Other assets	3,370	(11,228)
Accounts payable	30,063	(2,121)
Other accrued liabilities	17,173	8,594
NET CASH PROVIDED BY OPERATING ACTIVITIES	215,934	172,911
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(40,573)	(45,008)
Proceeds from sale of property, plant and equipment	10,008	7,175
Repurchase of independent distributor territories	(11,428)	(12,772)
Principal payments from notes receivable	13,624	12,217
Contingently refundable consideration	—	7,500
Acquisition of intangible assets	(5,000)	—
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(33,369)	(30,888)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(59,181)	(49,271)
Exercise of stock options	2,795	6,888
Excess windfall tax benefit related to share-based payment awards	2,301	5,070
Payments for financing fees	(486)	(564)
Stock repurchases	(6,858)	(9,459)
Change in bank overdrafts	(14,115)	1,252
Proceeds from debt borrowings	401,000	679,200
Debt and capital lease obligation payments	(469,000)	(775,137)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(143,544)	(142,021)
Net increase in cash and cash equivalents	39,021	2
Cash and cash equivalents at beginning of period	7,523	8,530
Cash and cash equivalents at end of period	$46,544	$8,532

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 3, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2015 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2015 (sixteen weeks), second quarter ended July 18, 2015 (twelve weeks), third quarter ending October 10, 2015 (twelve weeks) and fourth quarter ending January 2, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada and the Midwest. The Warehouse Segment (16% of total year to date sales) operates eight bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The Warehouse Segment also operates one baking ingredient mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014. Walmart is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
	(% of Sales)		(% of Sales)
DSD Segment	17.2	16.9	17.0	16.8
Warehouse Segment	2.5	2.5	2.5	2.7
Total	19.7	19.4	19.5	19.5

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables were 18.1% and 17.2%, on a consolidated basis, as of July 18, 2015 and January 3, 2015, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended July 18, 2015 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017 the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year making the effective date December 31, 2017, the first day of our fiscal 2018.  Early application is permitted but not before January 1, 2017.  The standard permits the use of either the modified retrospective or cumulative effect transition method.  We are in the process of determining the effect this guidance will have on our Condensed Consolidated Financial Statements and which transition method we will apply.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  Earlier application is permitted.  Based on the balances as of July 18, 2015, the adoption of this guidance will require us to reclassify $4.2 million of unamortized debt issuance costs from other long term assets to long term debt.

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

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share expedient.  The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  These are to be applied retrospectively to all periods presented.  Earlier adoption is permitted.  The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In July 2015, the FASB issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This guidance shall be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 18, 2015	July 12, 2014	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(57)	$(57)	Interest income (expense)
Commodity contracts	(1,977)	(661)	Cost of sales, Note 3
Total before tax	(2,034)	(718)	Total before tax
Tax benefit	783	276	Tax benefit
Total net of tax	(1,251)	(442)	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	108	108	Note 1, below
Actuarial losses	(1,014)	(311)	Note 1, below
Total before tax	(906)	(203)	Total before tax
Tax benefit	349	79	Tax benefit
Total net of tax	(557)	(124)	Net of tax
Total reclassifications	$(1,808)	$(566)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 18, 2015	July 12, 2014	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(135)	$(135)	Interest income (expense)
Commodity contracts	(4,481)	(5,578)	Cost of sales, Note 3
Total before tax	(4,616)	(5,713)	Total before tax
Tax benefit	1,778	2,199	Tax benefit
Total net of tax	(2,838)	(3,514)	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	252	252	Note 1, below
Actuarial losses	(2,366)	(725)	Note 1, below
Total before tax	(2,114)	(473)	Total before tax
Tax benefit	814	183	Tax benefit
Total net of tax	(1,300)	(290)	Net of tax
Total reclassifications	$(4,138)	$(3,804)	Net of tax

_______________

Note 1:	These items are included in the computation of net periodic pension cost. See Note 13, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 18, 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive income before reclassifications	1,390	—	1,390
Reclassified to earnings from accumulated other comprehensive loss	2,838	1,300	4,138
Accumulated other comprehensive loss, July 18, 2015	$(7,180)	$(85,312)	$(92,492)

During the twenty-eight weeks ended July 12, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(900)	—	(900)
Reclassified to earnings from accumulated other comprehensive loss	3,514	290	3,804
Accumulated other comprehensive loss, July 12, 2014	$(8,802)	$(50,809)	$(59,611)

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

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014
Gross loss reclassified from AOCI into income	$4,481	$5,578
Tax benefit	(1,725)	(2,146)
Net of tax	$2,756	$3,432

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

Our financial statements have been revised to correctly report the discounts by decreasing sales and decreasing selling, distribution and administrative expenses by the amount of the discounts in the respective periods presented. There are no impacts on our Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, or Consolidated Statements of Cash Flows for any prior periods. Additionally, the correction did not impact our previously reported income from operations, net income or earnings per share.

The tables below presents the revisions to the applicable financial statement line items for the twelve weeks ended July 12, 2014 (amounts in thousands):

	Consolidated
	Twelve Weeks Ended July 12, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$877,378	$(4,587)	$872,791
Selling, distribution and administrative expense	$319,582	$(4,587)	$314,995

	DSD Segment
	Twelve Weeks Ended July 12, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$740,951	$(4,587)	$736,364
Selling, distribution and administrative expense	$288,120	$(4,587)	$283,533

The tables below presents the revisions to the applicable financial statement line items for the twenty-eight weeks ended July 12, 2014 (amounts in thousands):

	Consolidated
	Twenty-Eight Weeks Ended July 12, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$2,037,138	$(10,430)	$2,026,708
Selling, distribution and administrative expense	$745,972	$(10,430)	$735,542

	DSD Segment
	Twenty-Eight Weeks Ended July 12, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$1,709,916	$(10,430)	$1,699,486
Selling, distribution and administrative expense	$672,608	$(10,430)	$662,178

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 18, 2015 and January 3, 2015, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 18, 2015	January 3, 2015
Goodwill	$282,960	$282,960
Amortizable intangible assets, net of amortization	188,684	189,969
Indefinite-lived intangible assets	455,000	455,000
Total goodwill and other intangible assets	$926,644	$927,929

On February 25, 2015, we announced that we acquired the Roman Meal trademark for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas from the Roman Meal Company in Tacoma, Washington for $5.0 million.  This trademark acquisition is being accounted for as an asset purchase and is being amortized over a twenty year estimated useful life.

As of July 18, 2015 and January 3, 2015, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 18, 2015			January 3, 2015
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$76,727	$15,570	$61,157	$71,727	$14,152	$57,575
Customer relationships	169,921	45,495	124,426	169,921	41,099	128,822
Non-compete agreements	4,274	3,674	600	4,274	3,351	923
Distributor relationships	4,123	1,622	2,501	4,123	1,474	2,649
Total	$255,045	$66,361	$188,684	$250,045	$60,076	$189,969

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 18, 2015	$2,710
For the twelve weeks ended July 12, 2014	$2,716
For the twenty-eight weeks ended July 18, 2015	$6,285
For the twenty-eight weeks ended July 12, 2014	$6,336

There are $455.0 million of indefinite life intangible assets at July 18, 2015 and January 3, 2015. These assets are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because we believe there is no foreseeable limit on the period of time over which they are expected to contribute to our future cash flows.  This is primarily because they are well established brands, many over forty years old with a long history and well defined markets.  In addition, we continue to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2015	$5,409
2016	$11,302
2017	$10,830
2018	$10,682
2019	$10,553

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of distributors’ territories by independent distributors. These notes receivable are recorded in the consolidated balance sheet at carrying value, which represents the closest approximation of fair value. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distributor notes is the prevailing market rate at which similar loans would be made to distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,720 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the distributor notes. The territories are generally financed for up to ten years and the distributor notes are collateralized by the independent distributors’ territories. The company maintains a wholly-owned subsidiary to assist in financing route purchase activities if requested by new independent sales distributors, using the route and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 18, 2015	$5,138
For the twelve weeks ended July 12, 2014	$4,760
For the twenty-eight weeks ended July 18, 2015	$11,915
For the twenty-eight weeks ended July 12, 2014	$10,712

At July 18, 2015 and January 3, 2015, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 18, 2015	January 3, 2015
Distributor notes receivable	$185,552	$182,188
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,699	20,283
Long-term portion of distributor notes receivable	$164,853	$161,905

At July 18, 2015 and January 3, 2015, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 18, 2015 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 8, Debt and Other Obligations below, is approximately $417.7 million while the carrying value is $399.4 million on July 18, 2015. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

Level 1: Fair value based on unadjusted quoted prices for identical assets or liabilities at the measurement date

Level 2: Modeled fair value with model inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3: Modeled fair value with unobservable model inputs that are used to estimate the fair value of the asset or liability

Commodity Risk

The company enters into commodity derivatives, designated as cash-flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners and shortening, along with pulp, paper and petroleum-based packaging products. Natural gas, which is used as oven fuel, is also an important commodity input for production.

As of July 18, 2015, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$-
Other long-term	76	—	—	76
Total	76	—	—	76

Liabilities:
Other current	(5,260)	(2,563)	—	(7,823)
Other long-term	(418)	(747)	—	(1,165)
Total	(5,678)	(3,310)	—	(8,988)
Net Fair Value	$(5,602)	$(3,310)	$—	$(8,912)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at July 18, 2015 and January 3, 2015 qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 18, 2015		January 3, 2015		July 18, 2015		January 3, 2015
Derivatives designated as hedging instruments	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$7,823	Other current liabilities	$12,898
Commodity contracts	Other long term assets	$76	Other long term assets	—	Other long-term liabilities	1,165	Other long-term liabilities	3,355
Total		$76		$—		$8,988		$16,253

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships (2)	July 18, 2015	July 12, 2014	into Income (Effective Portion)(2)	July 18, 2015	July 12, 2014
Interest rate contracts	$—	$—	Interest (expense) income	$35	$35
Commodity contracts	5,818	(16,202)	Production costs(1)	1,216	407
Total	$5,818	$(16,202)		$1,251	$442

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships (2)	July 18, 2015	July 12, 2014	into Income (Effective Portion)(2)	July 18, 2015	July 12, 2014
Interest rate contracts	$—	$—	Interest (expense) income	$82	$82
Commodity contracts	1,390	(900)	Production costs(1)	2,756	3,432
Total	$1,390	$(900)		$2,838	$3,514

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

There was no hedging ineffectiveness during the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively.

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the following years are as follows (amounts in thousands and net of tax) at July 18, 2015:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$663	$1,035	$1,698
Expiring in 2015	3,923	—	3,923
Expiring in 2016	1,559	—	1,559
Total	$6,145	$1,035	$7,180

Derivative Transactions Notional Amounts

As of July 18, 2015, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in thousands):

Notional amount
Wheat contracts	$89,546
Soybean oil contracts	18,130
Natural gas contracts	11,450
Total	$119,126

The company’s derivative instruments contain no credit-risk-related contingent features at July 18, 2015. As of July 18, 2015 and January 3, 2015, the company had $10.5 million and $16.1 million, respectively, in other current assets representing collateral for hedged positions.

8. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at July 18, 2015 and January 3, 2015 (amounts in thousands):

	July 18, 2015	January 3, 2015
Unsecured credit facility	$—	$53,000
Unsecured new term loan	255,000	270,000
4.375% senior notes due 2022	399,356	399,304
Accounts receivable securitization	—	—
Capital lease obligations	20,106	22,526
Other notes payable	18,812	18,606
	693,274	763,436
Current maturities of long-term debt and capital lease obligations	34,180	34,496
Total long-term debt and capital lease obligations	$659,094	$728,940

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of July 18, 2015 and January 3, 2015, the bank overdraft balance was $1.6 million and $15.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.7 million and $16.4 million at July 18, 2015 and January 3, 2015, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility as of July 18, 2015 and January 3, 2015.  As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On July 18, 2015, the company had $176.5 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

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

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of July 18, 2015 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2015	$15,000
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) on the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

The highest outstanding daily balance during the twenty-eight weeks ended July 18, 2015 was $59.5 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. During the twenty-eight weeks ended July 18, 2015, the company borrowed $336.0 million in revolving borrowings under the credit facility and repaid $389.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.7 million for letters of credit. On July 18, 2015, the company had $484.3 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB-, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, or credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of July 18, 2015, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2015	$17,076
2016	73,187
2017	121,935
2018	69,690
2019	7,976
2020 and thereafter	405,243
Total	$695,107

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 18, 2015 and January 3, 2015, there was $20.1 million and $22.5 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) who deliver our products in the DSD Segment qualify as VIEs. The independent distributors who deliver our products that are formed as sole proprietorships are excluded from the following VIE accounting analysis.  The company typically finances the ID’s route acquisition and also enters into a contract with the ID to sell product at a fixed discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available.

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

At this time, the company is also aware of six other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

11. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Net income	$51,760	$42,064	$113,149	$103,130
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,334	209,639	210,093	209,354
Basic earnings per common share	$0.25	$0.20	$0.54	$0.49
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,334	209,639	210,093	209,354
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	2,538	3,280	2,705	3,552
Diluted weighted average shares outstanding for common stock	212,872	212,919	212,798	212,906
Diluted earnings per common share	$0.24	$0.20	$0.53	$0.48

There were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on July 18, 2015.

The stock option activity for the twenty-eight weeks ended July 18, 2015 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2015	6,191	$10.88
Exercised	(258)	$10.83
Outstanding at July 18, 2015	5,933	$10.88	1.56	$59,609
Exercisable at July 18, 2015	5,933	$10.88	1.56	$59,609

As of July 18, 2015, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 18, 2015 and July 12, 2014 were as follows (amounts in thousands):

	July 18, 2015	July 12, 2014
Cash received from option exercises	$2,795	$6,888
Cash tax windfall, net	$841	$1,799
Intrinsic value of stock options exercised	$2,807	$6,234

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

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014, and 2015 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

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

Performance-Contingent Restricted Stock

In connection with the vesting of the performance-contingent restricted stock granted in January 2013, during the twenty-eight weeks ended July 18, 2015, 48,069 common shares available for this grant were reduced because the company attained only 88% of the S&P TSR target of the grant (“TSR modifier”). An additional 100,090 common shares were issued in the aggregate for this grant because the company exceeded the ROIC by the maximum at 125% (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.9 million. The tax windfall at vesting of these awards was $1.4 million.

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 18, 2015, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 3, 2015	1,404	$19.09
Initial grant at target	829	$20.18
Supplemental grant for exceeding the ROIC modifier	100	$15.51
Grant reduction for not achieving the TSR modifier	(48)	$17.22
Vested	(853)	$16.22
Forfeited	(79)	$19.58
Nonvested shares at July 18, 2015	1,353	$21.26

As of July 18, 2015, there was $15.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.38 years. The total intrinsic value of shares vested during the period ended July 18, 2015 was $18.4 million.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. On January 2, 2015 (our fiscal 2014), cash pay was converted into an aggregate of 19,852 shares. The company recorded compensation expense for this deferred stock over the two-year minimum vesting period. There were no shares distributed under the EPIP during the twenty-eight weeks ended July 18, 2015. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus plan, annual board retainers converted into deferred stock and issued under the Omnibus plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the twenty-eight weeks ended July 18, 2015, non-employee directors were granted an aggregate of 69,582 common shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of the grant provided the CEO remains employed by the company during this period and the award value does not exceed 0.5% of our cumulative EBITDA over the vesting period. Vesting will also occur in the event of the CEO’s death or disability, but not his retirement. Dividends will accrue on the award and will be paid to the CEO on the vesting date for all shares that vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.

The deferred stock activity for the twenty-eight weeks ended July 18, 2015 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 3, 2015	151	$21.06
Vested	(54)	$20.94
Granted	70	$21.59
Nonvested shares at July 18, 2015	167	$21.29	1.11	$3,526

As of July 18, 2015, there was $2.2 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 1.11 years.  The total intrinsic value of shares vested during the period ended July 18, 2015 was $1.3 million.

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

The fair value of the rights at July 18, 2015 ranged from $12.41 to $12.77. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at July 18, 2015: dividend yield 2.6%; expected volatility 23.0%; risk-free interest rate 0.11% and expected life of 0.25 years to 0.45 years.

The rights activity for the twenty-eight weeks ended July 18, 2015 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Aggregate Liability
Outstanding shares at January 3, 2015	29	$8.47
Exercised	—	—
Outstanding shares at July 18, 2015	29	$8.47	$362

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Stock options	$—	$—	$—	$197
Performance-contingent restricted stock awards	3,089	4,430	9,646	9,187
Deferred and restricted stock	469	519	1,110	1,181
Stock appreciation rights	(39)	42	$52	(91)
Total stock based compensation	$3,519	$4,991	$10,808	$10,474

13. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at July 18, 2015 as compared to accounts at January 3, 2015 (amounts in thousands):

	July 18, 2015	January 3, 2015
Current benefit liability	$1,089	$1,089
Noncurrent benefit liability	$80,206	$93,589
Accumulated other comprehensive loss, net of tax	$85,312	$86,612

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

The company used a measurement date of December 31, 2014 for the defined benefit and post-retirement benefit plans described below. We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2014 and our fiscal year end date of January 3, 2015 was not material and that for practical purposes the measurement date of December 31, 2014 was used throughout for preparation of our financial statements.

During the twenty-eight weeks ended July 18, 2015 the company contributed $7.5 million to our qualified pension plans. We expect to contribute an additional $2.5 million during the remainder of fiscal 2015 to our qualified pension plans.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Service cost	$201	$148	$470	$345
Interest cost	4,155	4,944	9,694	11,537
Expected return on plan assets	(6,840)	(7,804)	(15,961)	(18,209)
Amortization of net loss	1,149	444	2,681	1,036
Total net periodic benefit (income) cost	$(1,335)	$(2,268)	$(3,116)	$(5,291)
Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Service cost	$93	$87	$215	$203
Interest cost	82	103	194	240
Amortization of prior service (credit) cost	(108)	(108)	(252)	(252)
Amortization of net (gain) loss	(135)	(133)	(315)	(311)
Total net periodic benefit (income) cost	$(68)	$(51)	$(158)	$(120)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twenty-eight weeks ended July 18, 2015 and July 12, 2014, the total cost and employer contributions were $14.5 million and $14.4 million, respectively.

14. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ended July 18, 2015 and July 12, 2014 was 35.0% and 35.0%, respectively.

During the twenty-eight weeks ended July 18, 2015, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

15. SEGMENT REPORTING

The company’s DSD Segment primarily produces fresh packaged bread, rolls, tortillas, and snack products and the Warehouse Segment produces fresh and frozen bread and rolls and snack products.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. All prior period information has been revised to reflect this change.  See Note 4, Financial Statement Revisions, for details about the impact of these revisions.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Sales:
DSD Segment	$765,822	$754,654	$1,752,391	$1,744,689
Warehouse Segment	167,012	168,378	391,746	398,676
Eliminations:
Sales from Warehouse Segment to DSD Segment	(30,186)	(31,951)	(75,038)	(71,454)
Sales from DSD Segment to Warehouse Segment	(13,853)	(18,290)	(34,259)	(45,203)
	$888,795	$872,791	$2,034,840	$2,026,708
Depreciation and amortization:
DSD Segment	$26,995	$26,487	$62,175	$61,271
Warehouse Segment	3,591	3,524	8,371	8,180
Unallocated corporate costs	(118)	(104)	(261)	(252)
	$30,468	$29,907	$70,285	$69,199
Income (loss) from operations:
DSD Segment	$78,071	$62,413	$177,265	$159,195
Warehouse Segment	13,976	13,460	30,274	27,569
Unallocated corporate costs (1)	(12,006)	(10,492)	(30,960)	(23,182)
	$80,041	$65,381	$176,579	$163,582
Interest expense	$(5,998)	$(6,494)	$(14,357)	$(15,618)
Interest income	$5,138	$4,760	$11,915	$10,712
Income before income taxes	$79,181	$63,647	$174,137	$158,676

_________________

(1)	Represents the company’s corporate head office amounts.

Sales by product category in each reportable segment are as follows for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014 (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	July 18, 2015			July 12, 2014
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$473,232	$31,129	$504,361	$457,923	$30,594	$488,517
Store Branded Retail	116,565	28,535	145,100	120,743	27,003	147,746
Non-retail and Other	162,172	77,162	239,334	157,698	78,830	236,528
Total	$751,969	$136,826	$888,795	$736,364	$136,427	$872,791

	For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended
	July 18, 2015			July 12, 2014
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,084,036	$70,771	$1,154,807	$1,062,619	$70,956	$1,133,575
Store Branded Retail	249,662	66,503	316,165	267,976	69,331	337,307
Non-retail and Other	384,434	179,434	563,868	368,891	186,935	555,826
Total	$1,718,132	$316,708	$2,034,840	$1,699,486	$327,222	$2,026,708

16. ASSETS HELD FOR SALE

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another distributor to purchase the territory.

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

The company is also selling certain plants and depots from the acquisition of certain assets of Hostess Brands, Inc. in July 2013, which included several brands, 20 closed bakeries, and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used. Subsequent to the acquisition, we determined that some of the acquired plants and depots do not meet our long-term operating strategy and we are actively marketing them for sale. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

During the twelve weeks ended July 18, 2015, we decided to close a production line at one of our bakeries and transition this production to another facility.  We expect this to occur during our third quarter of fiscal 2015.  We recognized an impairment loss of $1.5 million on the equipment we no longer intend to use.  These assets were classified as held and used.  Additionally, we recognized an impairment loss of $0.8 million on certain properties that are currently recorded as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the assets acquired as part of the Acquired Hostess Bread Assets discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of July 18, 2015 and January 3, 2015, respectively (amounts in thousands):

	July 18, 2015	January 3, 2015
Distributor territories	$18,997	$20,491
Acquired Hostess Bread Assets plants and depots	4,041	13,406
Other	7,710	5,211
Total assets held for sale	$30,748	$39,108

17. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 18, 2015, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the item discussed below.

On August 12, 2015, the company signed a definitive agreement to acquire Dave’s Killer Bread, the nation’s leading brand of fresh organic breads, from its existing shareholders for approximately $275 million in cash. The acquisition, which is subject to regulatory approval and customary closing conditions, is expected to be completed in the third quarter of 2015.  The acquisition would expand our geographic reach into the Northwest U.S. and into Canada. We plan to fund the acquisition using our existing revolving credit facility and available cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 18, 2015 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the “Form 10-K”).

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.
•

Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from our Form 10-K.

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

•

Impairment of assets – During the second quarter of fiscal 2015, we decided to close a production line at one of our bakeries and transition this production to another facility.  We expect this to occur during the third quarter of fiscal 2015.  We recognized an impairment loss of $1.5 million on the equipment we no longer intend to use.    Additionally, we recognized an impairment loss of $0.8 million on certain properties that are currently held for sale.  During the second quarter of 2014, we decided to sell certain assets at our Ft. Worth, Texas tortilla facility and recognized an impairment loss on goodwill of $2.6 million and an impairment loss of $1.9 million on assets to be scrapped.  The sale was completed in the third quarter of fiscal 2014.

•

Amendment to the credit facility— On April 21, 2015, we amended our existing senior unsecured revolving loan facility (the “credit facility”) previously amended and restated on May 20, 2011. The amendment to the credit facility reduced the applicable interest rate and extended the maturity date to April 21, 2020.

•

Opening of Lenexa, Kansas bakery — During the second quarter of fiscal 2015, we opened the bread line at our Lenexa bakery which was acquired as part of the Acquired Hostess Bread Assets in July 2013.  We expect to open the bun line during the third quarter of fiscal 2015.  The bakery produces products for the Kansas, eastern Oklahoma, and Missouri markets under the Nature’s Own, Wonder, and Home Pride brands.

•

Roman Meal trademark acquisition— On February 25, 2015, we announced that we acquired from the Roman Meal Company in Tacoma, Washington the Roman Meal trademark.  This trademark acquisition for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas is being accounted for as an asset purchase and is being amortized over 20 years.

•

Hostess acquired assets — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We determined that certain of these plants and depots do not fit into our long-term operating strategy, and we are actively marketing them for sale. Several of these plants and depots have already been sold and the remainder are classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We expect these sales to continue throughout fiscal 2015 and potentially into fiscal 2016. We received a total of $8.9 million during the twenty-eight weeks ended July 18, 2015 from the sale of these assets classified as held for sale.  We recognized a $0.5 million impairment on certain of the acquired Hostess  plants and depots that are currently held for sale during the second quarter of fiscal 2015.  Also, we recorded carrying costs, including depreciation, associated with the acquired Hostess plants and depots not currently in operation of approximately $2.7 million and $4.5 million during the twelve weeks ended July 18, 2015 and July 12, 2014, respectively, and $8.0 million and $11.2 million for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively.  Both of which are included in our Condensed Consolidated Statements of Income.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are purchased or consumed — whether in supermarkets, club stores, convenience stores, retail outlets, restaurants, fast food outlets, or vending machines. The company has 47 operating bakery subsidiaries in 17 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.

Segments and delivery methods

The company has two business segments that reflect its two distinct methods of delivering products to market. The direct-store-delivery segment (the “DSD Segment”) products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment has access to approximately 81% of the U.S. population for fresh bakery foods. The warehouse delivery segment (the “Warehouse Segment”) ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. During the twenty-eight weeks ended July 18, 2015, we had capital expenditures of $40.6 million.

Consumers and our product portfolio

Flowers recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and outside resources are engaged to help ensure our bakery products remain on trend with consumers’ changing taste, texture, and flavor trends. Our marketing, quality assurance, and research and development teams collaborate regularly as new products are considered, developed, tested, and introduced.

Brands are important in the bakery category and the company has invested over several decades in its brand portfolio through advertising, promotion, and packaging. Nature’s Own, introduced in 1977, was developed to address the developing trend of consumers demanding baked foods with a healthier profile. Nature’s Own, from inception, has offered baked foods with no artificial flavors, colors, or preservatives.

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

On July 19, 2013, the company completed the acquisition of the Acquired Hostess Bread Assets from Hostess. In September 2013, the company began to reintroduce the Wonder, Merita, Home Pride, and Butternut brands, which had been off the market since Hostess ceased operations in November 2012, into certain markets. These brands were returned to DSD Segment markets where they were available before the company acquired the brands. The acquired Nature’s Pride brand has not been re-introduced to the market, and we are still considering the future of this brand.

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

Competition and risks

Hostess’ liquidation in late November 2012 impacted the industry as Hostess sales shifted to other providers to meet marketplace needs. These providers included Flowers, Grupo Bimbo (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. Certain Hostess cake products were re-introduced into the market in July 2013 by a new and separate company, Hostess Brands, LLC (“Hostess LLC”), formed by the outside investment group of Apollo Global Management and C. Dean Metropoulous & Co. that purchased the Hostess cake brands.

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the twelve weeks ended July 18, 2015 increased 1.8% as compared to the same period in the prior year. This change was due to both volume increases and positive pricing/mix.

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

Valuation of Long-Lived Intangible Assets

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks.  Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded during the twenty-eight weeks ended July 18, 2015.

The impairment analysis on the indefinite-lived intangible asset trademarks not subject to amortization is sensitive to the long-term growth rates of the trademarks. The trademarks have been valued based on our expectations of timing in reintroducing the trademarks in the market. The company also continually analyzes our expansion markets to determine in which markets our trademarks may be introduced. If the timing of our expansion does not proceed as we currently anticipate or if the anticipated revenues do not meet our expectations, these trademarks could become impaired in future periods.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Form 10-K, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Form 10-K.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 18, 2015 and July 12, 2014, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			% of Sales		Increase (Decrease)
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014	Dollars	%
Sales
DSD Segment	$751,969	$736,364	84.6	84.4	$15,605	2.1
Warehouse Segment	136,826	136,427	15.4	15.6	399	0.3
Total	$888,795	$872,791	100.0	100.0	$16,004	1.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$359,999	$359,442	47.9	48.8	$557	0.2
Warehouse Segment (1)	97,254	98,577	71.1	72.3	(1,323)	(1.3)
Total	$457,253	$458,019	51.4	52.5	$(766)	(0.2)
Selling, distribution and administrative expenses
DSD Segment (1)	$284,629	$283,533	37.9	38.5	$1,096	0.4
Warehouse Segment(1)	22,005	20,866	16.1	15.3	1,139	5.5
Corporate(2)	12,124	10,596	—	—	1,528	14.4
Total	$318,758	$314,995	35.9	36.1	$3,763	1.2
Impairment of assets
DSD Segment(1)	$2,275	$4,489	0.3	0.6	$(2,214)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$2,275	$4,489	0.3	0.5	$(2,214)	NM
Depreciation and amortization
DSD Segment(1)	$26,995	$26,487	3.6	3.6	$508	1.9
Warehouse Segment(1)	3,591	3,524	2.6	2.6	67	1.9
Corporate(2)	(118)	(104)	—	—	(14)	NM
Total	$30,468	$29,907	3.4	3.4	$561	1.9
Income from operations
DSD Segment(1)	$78,071	$62,413	10.4	8.5	$15,658	25.1
Warehouse Segment(1)	13,976	13,460	10.2	9.9	516	3.8
Corporate(2)	(12,006)	(10,492)	—	—	(1,514)	(14.4)
Total	$80,041	$65,381	9.0	7.5	$14,660	22.4
Interest expense, net	$860	$1,734	0.1	0.2	$(874)	(50.4)
Income taxes	$27,421	$21,583	3.1	2.5	$5,838	27.0
Net income	$51,760	$42,064	5.8	4.8	$9,696	23.1

_______________

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			% of Sales		Increase (Decrease)
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014	Dollars	%
Sales
DSD Segment	$1,718,132	$1,699,486	84.4	83.9	$18,646	1.1
Warehouse Segment	316,708	327,222	15.6	16.1	(10,514)	(3.2)
Total	$2,034,840	$2,026,708	100.0	100.0	$8,132	0.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$816,413	$812,353	47.5	47.8	$4,060	0.5
Warehouse Segment (1)	226,756	241,543	71.6	73.8	(14,787)	(6.1)
Total	$1,043,169	$1,053,896	51.3	52.0	$(10,727)	(1.0)
Selling, distribution and administrative expenses
DSD Segment (1)	$660,004	$662,178	38.4	39.0	$(2,174)	(0.3)
Warehouse Segment(1)	51,307	49,930	16.2	15.3	1,377	2.8
Corporate(2)	31,221	23,434	—	—	7,787	33.2
Total	$742,532	$735,542	36.5	36.3	$6,990	1.0
Impairment of assets
DSD Segment(1)	$2,275	$4,489	0.1	0.3	$(2,214)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$2,275	$4,489	0.1	0.2	$(2,214)	NM
Depreciation and amortization
DSD Segment(1)	$62,175	$61,271	3.6	3.6	$904	1.5
Warehouse Segment(1)	8,371	8,180	2.6	2.5	191	2.3
Corporate(2)	(261)	(252)	—	—	(9)	NM
Total	$70,285	$69,199	3.5	3.4	$1,086	1.6
Income from operations
DSD Segment(1)	$177,265	$159,195	10.3	9.4	$18,070	11.4
Warehouse Segment(1)	30,274	27,569	9.6	8.4	2,705	9.8
Corporate(2)	(30,960)	(23,182)	—	—	(7,778)	(33.6)
Total	$176,579	$163,582	8.7	8.1	$12,997	7.9
Interest expense, net	$2,442	$4,906	0.1	0.2	$(2,464)	(50.2)
Income taxes	$60,988	$55,546	3.0	2.7	$5,442	9.8
Net income	$113,149	$103,130	5.6	5.1	$10,019	9.7

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 18, 2015 COMPARED TO TWELVE WEEKS ENDED JULY 12, 2014

Consolidated Sales.

	For the Twelve Weeks Ended July 18, 2015		For the Twelve Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$504,361	56.8	$488,517	56.0	3.2
Store branded retail	145,100	16.3	147,746	16.9	(1.8)
Non-retail and other	239,334	26.9	236,528	27.1	1.2
Total	$888,795	100.0	$872,791	100.0	1.8

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.9
Volume	0.9
Total percentage change in sales	1.8

Sales category discussion

The favorable pricing/mix and volume growth were both primarily due to a shift in mix from lower margin store branded bread and rolls and the non-retail tortilla products business we exited in the second half of fiscal 2014, to higher margin branded bread and rolls and foodservice products, partially offset by a competitive pricing environment.  The increase in branded retail sales was largely due to volume increases in branded bread and rolls driven by growth in the brands we acquired as part of the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years). The decrease in store branded retail sales was primarily due to exiting certain store branded business in the second half of fiscal 2014, partially offset by increases in store branded cake. Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice, partially offset by decreases in contract manufacturing as discussed above.

DSD Segment Sales.

	For the Twelve Weeks Ended July 18, 2015		For the Twelve Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$473,232	62.9	$457,923	62.2	3.3
Store branded retail	116,565	15.5	120,743	16.4	(3.5)
Non-retail and other	162,172	21.6	157,698	21.4	2.8
Total	$751,969	100.0	$736,364	100.0	2.1

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	1.4
Total percentage change in sales	2.1

Sales category discussion

Sales increased mainly due to volume growth in branded retail sales and, to a lesser extent, non-retail sales, partially offset by volume declines in the store branded category. The increase in branded retail sales was due primarily to volume increases from brands we acquired as part of the Acquired Hostess Bread Assets and sales growth in our expansion markets. The decrease in store branded retail was due primarily to exiting certain business in the second half of fiscal 2014. The increase in non-retail and other sales was primarily due to increases in foodservice sales.

Warehouse Segment Sales.

	For the Twelve Weeks Ended July 18, 2015		For the Twelve Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$31,129	22.8	$30,594	22.4	1.7
Store branded retail	28,535	20.9	27,003	19.8	5.7
Non-retail and other	77,162	56.3	78,830	57.8	(2.1)
Total	$136,826	100.0	$136,427	100.0	0.3

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	1.4
Volume	(1.1)
Total percentage change in sales	0.3

Sales category discussion

The increase in branded retail was primarily the result of increases due to pricing/mix, partially offset by volume declines. The increase in store branded retail was primarily due to volume increases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to exiting the tortilla business in the second half of fiscal 2014 and decreases in mix sales, partially offset by increases in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.1	26.3	(1.2)
Workforce-related costs	13.9	13.8	0.1
Packaging	4.6	4.6	—
Utilities	1.6	1.6	—
Other	6.2	6.2	—
Total	51.4	52.5	(1.1)

Overall, the decrease as a percent of sales was attributable to significantly lower ingredient costs as a percent of sales, improved efficiency and increased production volumes. Additionally, higher costs in fiscal 2014 related to the sold tortilla facility contributed to the decrease.  Ingredient costs decreased as a percent of sales largely due to lower prices for flour and sweeteners and lower stales.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	22.7	23.8	(1.1)
Workforce-related costs	12.2	12.2	—
Packaging	3.3	3.4	(0.1)
Utilities	1.5	1.6	(0.1)
Other	8.2	7.8	0.4
Total	47.9	48.8	(0.9)

The DSD Segment’s decrease in ingredient costs as a percent of sales was largely due to lower prices for flour and sweeteners, decreased product sales to the Warehouse Segment (ingredient costs with no associated sales) and lower stales. The increase in the other line item was due mostly to decreased product sales to the Warehouse Segment, mainly the tortilla products related to the business we exited in fiscal 2014.  Additionally, improvements in efficiency contributed to the overall decrease.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.1	39.5	(1.4)
Workforce-related costs	23.5	22.7	0.8
Packaging	11.7	11.2	0.5
Utilities	1.9	1.9	—
Other	(4.1)	(3.0)	(1.1)
Total	71.1	72.3	(1.2)

The Warehouse Segment’s overall decrease as a percent of sales was primarily attributable to exiting the lower margin non-retail tortilla business in the second half of 2014 and lower ingredient costs as a percent of sales, partially offset by higher workforce-related and packaging costs as a percent of sales. Lower prices for flour and sweeteners, as well as increases in outside purchases of product (sales with no associated ingredient costs) drove the ingredients decrease as a percent of sales. Increases in workforce-related costs as a percent of sales were mainly attributable to volume declines. Packaging increased largely due to price increases, partially offset by increases in outside purchased product (sales with no associated packaging costs). The other line item reflects the decrease in product purchases from the DSD Segment, mainly the non-retail tortilla business we exited in fiscal 2014, partially offset by increases of outside purchased products.  Lower efficiency partially offset the overall decline.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.5	17.1	(0.6)
Distributor distribution fees	13.7	13.4	0.3
Other	5.7	5.6	0.1
Total	35.9	36.1	(0.2)

The decrease in workforce-related costs as a percent of sales was primarily due to the conversion to independent distributors in newer markets, improvements at Lepage Bakeries, Inc. (“Lepage”) and cost saving initiatives we have implemented.  Distributor distribution fees increased as a percent of sales due to the conversions discussed above.  Additionally, distribution costs as a percent of sales declined due to lower fuel costs.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.4	17.1	(0.7)
Distributor distribution fees	16.2	15.9	0.3
Other	5.3	5.5	(0.2)
Total	37.9	38.5	(0.6)

The decrease in workforce-related costs as a percentage of sales was attributable to the conversion to independent distributors for newer markets, higher costs in the prior comparable period related to the Lepage integration and cost saving initiatives that we have implemented. The distributor distribution fees increased due to the continued conversion to independent distributors discussed above.  Lower distribution costs as a percent of sales resulting from lower fuel costs also contributed to the overall decrease.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.0	8.8	0.2
Freezer storage/rent	2.2	2.0	0.2
Distribution costs	0.8	0.8	—
Other	4.1	3.7	0.4
Total	16.1	15.3	0.8

Lower scrap dough income and higher property taxes mostly drove the increase in the other line item as a percent of sales, partially offset by lower fuel costs as a percent of sales.

Impairment of Assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense as a percent of sales was consistent with the prior comparable period.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Operating income (loss)	% Favorable (Unfavorable)
DSD Segment	25.1
Warehouse Segment	3.8
Unallocated corporate	(14.4)
Consolidated	22.4

The favorable increase in the DSD Segment income was driven by increased sales, lower ingredient costs as a percent of sales and the prior year asset impairment charge of $4.5 million related to the sale of our tortilla facility, partially offset by the $2.3 million asset impairment recorded in the current quarter primarily related to the closure of a production line at one of our DSD Segment bakeries. The favorable increase in the Warehouse Segment income from operations was primarily due to higher costs in the prior year period related to the non-retail tortilla business we exited in the second half of fiscal 2014 and lower ingredient costs as a percent of sales, partially offset by higher selling, distribution and administrative costs as a percent of sales. The unfavorable change in unallocated corporate expenses was primarily due to lower pension income and higher legal and consulting costs in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, partially offset by lower stock-based compensation expense.

Net Interest Expense. The decrease was related to lower amounts outstanding under the company’s debt arrangements which decreased interest expense and higher interest income due to increases in distributor notes receivables outstanding.

Income Taxes. The effective tax rate for the twelve weeks ended July 18, 2015 was 34.6% compared to 33.9% in the second quarter of the prior year. The increase in the rate was primarily due to the benefit of discrete state tax credits and incentives recognized in the prior year quarter.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying production activities deduction.

TWENTY-EIGHT WEEKS ENDED JULY 18, 2015 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 12, 2014

Consolidated Sales.

	For the Twenty-Eight Weeks Ended July 18, 2015		For the Twenty-Eight Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,154,807	56.8	$1,133,575	55.9	1.9
Store branded retail	316,165	15.5	337,307	16.6	(6.3)
Non-retail and other	563,868	27.7	555,826	27.5	1.4
Total	$2,034,840	100.0	$2,026,708	100.0	0.4

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.5
Volume	(0.1)
Total percentage change in sales	0.4

Sales category discussion

The favorable pricing/mix was primarily due to a shift in mix from lower margin store branded bread and rolls and the non-retail tortilla business we exited in the second half of fiscal 2014 to higher margin branded bread and rolls and foodservice products, partially offset by a competitive pricing environment.  The increase in branded retail sales was largely due to volume increases in branded bread and rolls driven by the brands we acquired as part of the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years), partially offset by declines due to pricing/mix. The decrease in store branded retail sales was primarily due to exiting certain store branded business in the second half of fiscal 2014 and declines in store branded cake. Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice, partially offset by decreases in contract manufacturing from exiting the non-retail tortilla business.

DSD Segment Sales.

	For the Twenty-Eight Weeks Ended July 18, 2015		For the Twenty-Eight Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,084,036	63.1	$1,062,619	62.5	2.0
Store branded retail	249,662	14.5	267,976	15.8	(6.8)
Non-retail and other	384,434	22.4	368,891	21.7	4.2
Total	$1,718,132	100.0	$1,699,486	100.0	1.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.4
Volume	0.7
Total percentage change in sales	1.1

Sales category discussion

Sales increased mainly due to volume growth in branded retail sales and, to a lesser extent, non-retail sales, partially offset by volume declines in the store branded category. The increase in branded retail sales was due primarily to volume increases from the Acquired Hostess Bread Assets and sales growth in our expansion markets, partially offset by declines due to pricing/mix. The decrease in store branded retail was due primarily to exiting certain business in the second half of fiscal 2014. The increase in non-retail and other sales was primarily due to increases in foodservice sales.

Warehouse Segment Sales.

	For the Twenty-Eight Weeks Ended July 18, 2015		For the Twenty-Eight Weeks Ended July 12, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$70,771	22.3	$70,956	21.7	(0.3)
Store branded retail	66,503	21.0	69,331	21.2	(4.1)
Non-retail and other	179,434	56.7	186,935	57.1	(4.0)
Total	$316,708	100.0	$327,222	100.0	(3.2)

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.2)
Volume	(3.0)
Total percentage change in sales	(3.2)

Sales category discussion

The decrease in branded retail was primarily the result of volume declines in branded cake, mostly offset by positive pricing/mix. Store branded retail decreased primarily due to volume decreases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to exiting the tortilla business, declines in pricing/mix and decreases in mix sales, partially offset by volume growth in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.1	26.1	(1.0)
Workforce-related costs	13.9	13.6	0.3
Packaging	4.7	4.6	0.1
Utilities	1.6	1.7	(0.1)
Other	6.0	6.0	—
Total	51.3	52.0	(0.7)

Overall, the decrease was attributable to significantly lower ingredient costs as a percent of sales, improved efficiency and higher costs in the prior comparable period associated with the sold tortilla facility. Ingredient costs decreased as a percent of sales largely due to lower prices for flour and sweeteners and lower stales. Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount due to the addition of production lines and lower sales for the Warehouse Segment, partially offset by higher costs in fiscal 2014 related to the sold tortilla facility.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	22.5	23.7	(1.2)
Workforce-related costs	12.1	11.9	0.2
Packaging	3.3	3.4	(0.1)
Utilities	1.5	1.6	(0.1)
Other	8.1	7.2	0.9
Total	47.5	47.8	(0.3)

The DSD Segment’s decrease in ingredient costs as a percent of sales was mostly attributable to lower pricing on flour and sweeteners, decreased product sales to the Warehouse Segment (ingredient costs with no associated sales), increased product purchases from the Warehouse Segment (sales with no associated ingredient costs) and lower stales. Decreases in sales of product to the Warehouse Segment, largely the tortilla products from the non-retail tortilla business we exited in the second half of fiscal 2014, and increases in product purchases from the Warehouse Segment drove the increase in the other line item as a percent of sales. Improved efficiency also contributed to the overall decrease.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.9	38.6	0.3
Workforce-related costs	23.7	22.1	1.6
Packaging	12.0	10.9	1.1
Utilities	1.8	1.8	—
Other	(4.8)	0.4	(5.2)
Total	71.6	73.8	(2.2)

The Warehouse Segment’s decrease was largely due to exiting the lower margin non-retail tortilla business in the second half of fiscal 2014 and a shift in mix from lower margin store branded cake to higher margin foodservice products. Ingredients increased as a percent of sales primarily due to increases in sales of products to the DSD Segment (ingredient costs with no associated sales), partially offset by lower ingredient prices, mainly flour and sweeteners. Decreases in overall volume and increases in sales of product to the DSD Segment increased workforce-related costs (workforce-related costs with no associated sales) as a percent of sales. Packaging increased primarily due to price increases and increased sales to the DSD Segment (packaging costs with no associated sales). The other line item reflects decreases in purchases of product from the DSD Segment, mainly the tortilla products from the tortilla business we exited in fiscal 2014, and increases in sales of product to the DSD Segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.1	17.5	(0.4)
Distributor distribution fees	13.7	13.2	0.5
Other	5.7	5.6	0.1
Total	36.5	36.3	0.2

The workforce-related costs decreased as a percent of sales primarily due to converting to independent distributors in newer markets, implementing cost saving initiatives and higher costs in the prior comparable period associated with the Lepage integration.  Distributor distribution fees increased as a percent of sales due to the conversions discussed above as well as the DSD Segment comprising a larger portion of overall sales.  Lower distribution costs as a percent of sales due partly to lower fuel costs partially offset the overall increase.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.8	17.7	(0.9)
Distributor distribution fees	16.2	15.7	0.5
Other	5.4	5.6	(0.2)
Total	38.4	39.0	(0.6)

The decrease in workforce-related costs as a percent of sales was attributable to the conversion to independent distributors in newer markets, improvements at Lepage and implementing cost saving initiatives. The distributor distribution fees as a percent of sales increased due to the conversion to independent distributors.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 18, 2015 % of sales	July 12, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	9.2	8.9	0.3
Freezer storage/rent	2.1	1.9	0.2
Distribution costs	0.8	0.8	—
Other	4.1	3.7	0.4
Total	16.2	15.3	0.9

The overall increase in selling, distribution and administrative expenses was primarily driven by lower sales which spread fixed costs over a smaller sales base, partially offset by lower fuel costs as a percent of sales.

Impairment of Assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense as a percent of sales was consistent with the prior comparable period.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Operating income (loss)	% Favorable (Unfavorable)
DSD Segment	11.4
Warehouse Segment	9.8
Unallocated corporate	(33.6)
Consolidated	7.9

The favorable increase in the DSD Segment income from operations was largely attributable to sales increases, lower ingredient costs as a percent of sales and the decrease in the asset impairment charge of $2.2 million discussed in the “Overview” section above. The favorable increase in the Warehouse Segment income from operations was primarily due to exiting lower margin business in the second half of fiscal 2014, largely the non-retail tortilla business and certain store branded cake business, partially offset by softer sales and higher selling, distribution and administrative costs as a percent of sales. The unfavorable increase in unallocated corporate expenses was primarily due to higher legal costs and lower pension income in the current period as compared to the same period in the prior year.

Net Interest Expense. The decrease was related to lower amounts outstanding under the company’s debt arrangements which decreased interest expense and higher interest income resulting from the increase in distributor notes receivables outstanding.

Income Taxes. The company’s effective tax rate was 35.0% for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively.

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

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 12, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of our Form 10-K for detailed financial information regarding the company’s lease arrangements.

Liquidity discussion for the twenty-eight weeks ended July 18, 2015 and July 12, 2014

Cash and cash equivalents were $46.5 million at July 18, 2015 as compared to $7.5 million at January 3, 2015.  As the credit facility and the account receivable securitization facility had a zero balance at July 18, 2015, the remaining cash balance is available for future acquisitions, general corporate purposes and working capital. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash flow component	July 18, 2015	July 12, 2014	Change
Cash flows provided by operating activities	$215,934	$172,911	$43,023
Cash disbursed for investing activities	(33,369)	(30,888)	(2,481)
Cash disbursed for financing activities	(143,544)	(142,021)	(1,523)
Total change in cash	$39,021	$2	$39,019

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	Change
Depreciation and amortization	$70,285	$69,199	$1,086
Impairment of assets	2,275	4,489	(2,214)
Stock-based compensation	10,808	10,474	334
Loss reclassified from accumulated other comprehensive income to net income	4,481	5,578	(1,097)
Deferred income taxes	6,346	8,913	(2,567)
Provision for inventory obsolescence	678	754	(76)
Bad debt expense (allowance for accounts receivable)	2,053	2,585	(532)
Pension and postretirement plans income	(3,275)	(5,411)	2,136
Other non-cash items	(1,256)	(1,453)	197
Net non-cash adjustment to net income	$92,395	$95,128	$(2,733)

Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	Change
Changes in accounts receivable, net	$(26,590)	$(17,047)	$(9,543)
Changes in inventories, net	(6,589)	1,950	(8,539)
Changes in hedging activities, net	463	(466)	929
Changes in other assets, net	3,370	(11,228)	14,598
Changes in accounts payable, net	30,063	(2,121)	32,184
Changes in other accrued liabilities, net	17,173	8,594	8,579
Qualified pension plan contributions	(7,500)	(5,029)	(2,471)
Net changes in working capital and pension contributions	$10,390	$(25,347)	$35,737

The pension and postretirement plan income decreased from the twenty-eight weeks ended July 12, 2014 to the twenty-eight weeks ended July 18, 2015 due to the performance of the plan’s assets during fiscal 2014 and the new mortality tables which increased our pension benefit obligations at the end of our fiscal 2014. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

The company’s derivative instruments contained no credit-risk-related contingent features at July 18, 2015. As of July 18, 2015 and January 3, 2015, the company had $10.5 million and $16.1 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

We contributed $7.5 million to our qualified pension plans during the twenty-eight weeks ended July 18, 2015.  We expect to contribute an additional $2.5 million to our qualified pension plans and to pay an additional $0.2 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2015. The expected contributions to qualified pension plans are discretionary.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2015, the company paid $16.4 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program earned during fiscal 2014. An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during the first quarter of fiscal 2015.  We paid $24.7 million during the first quarter of 2014 for the performance-based cash bonus program earned during fiscal 2013.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 18, 2015 and July 12, 2014 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	Change
Purchase of property, plant, and equipment	$(40,573)	$(45,008)	$4,435
Repurchase of independent distributor territories	(11,428)	(12,772)	1,344
Principal payments from notes receivable	13,624	12,217	1,407
Contingently refundable consideration	—	7,500	(7,500)
Acquisition of intangible assets	(5,000)	—	(5,000)
Proceeds from sale of property, plant and equipment	10,008	7,175	2,833
Net cash disbursed for investing activities	$(33,369)	$(30,888)	$(2,481)
Net cash disbursed for investing activities included the Roman Meal trademark acquisition of $5.0 million in the first quarter of fiscal 2015. In contrast, there were no acquisitions during the twenty-eight weeks ended July 12, 2014. Capital expenditures for the DSD Segment and Warehouse Segment were $34.2 million and $4.6 million, respectively. The company currently estimates capital expenditures of approximately $85.0 million to $95.0 million on a consolidated basis during fiscal 2015. There were more asset sales from assets currently classified as held for sale during the current period as compared to the prior comparable period.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 18, 2015 and July 12, 2014 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	Change
Dividends paid	$(59,181)	$(49,271)	$(9,910)
Exercise of stock options, including windfall tax benefit	5,096	11,958	(6,862)
Payment of debt issuance costs and financing fees	(486)	(564)	78
Stock repurchases	(6,858)	(9,459)	2,601
Change in bank overdrafts	(14,115)	1,252	(15,367)
Net debt and capital lease obligations changes	(68,000)	(95,937)	27,937
Net cash disbursed for financing activities	$(143,544)	$(142,021)	$(1,523)

Our dividends paid increased due to an increased dividend payout rate. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future, we will have additional working capital needs to meet these increased payouts.  Stock option exercises and the associated tax windfall benefit decreased due to fewer exercises in the current fiscal year as compared to the same period in the prior year. As of July 18, 2015 there were nonqualified stock option grants of 5.9 million shares that were exercisable. These have a remaining contractual life of approximately 1.56 years and a weighted average exercise price of $10.88 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees increased because we incurred fees of $0.5 million for amending our accounts receivable securitization facility and unsecured credit facility, as described below. The change in bank overdraft was due to an increase in our cash balance outstanding at July 18, 2015 as compared to the balance at July 12, 2014. The net debt obligations decreased primarily because we made payments on our new term loan and unsecured credit facility.

The credit facility is variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the notes will not change. Therefore, draw downs on the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Condensed Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into the first amendment under the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed the second amendment under the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There were no amounts outstanding under the facility as of July 18, 2015 and January 3, 2015.  As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On July 18, 2015, the company had $176.5 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

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

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of July 18, 2015 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2015	$15,000
2016	$67,500
2017	$112,500
2018	$60,000

The February 14, 2014 amendment, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

Senior Notes. On April 3, 2012, the company issued $400.0 million of senior notes. The company pays semiannual interest on the notes on each April 1 and October 1, beginning on October 1, 2012, and the notes will mature on April 1, 2022. The notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole. The notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 18, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

At July 18, 2015, there were no amounts outstanding under the credit facility.  There were $53.0 million in outstanding borrowings under the credit facility at January 3, 2015.  The highest outstanding daily balance during the twenty-eight weeks ended July 18, 2015 was $59.5 million and the lowest outstanding balance was zero.  Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 7, Derivative Financial Instruments. During the twenty-eight weeks ended July 18, 2015, the company borrowed $336.0 million in revolving borrowings under the credit facility and repaid $389.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.7 million for letters of credit. On July 18, 2015, the company had $484.3 million available under its credit facility for working capital and general corporate purposes.

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

Uses of Cash

On June 5, 2015, the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on July 2, 2015 to shareholders of record on June 19, 2015.  This dividend payment was $30.5 million. On February 20, 2015, the Board of Directors declared a dividend of $0.1325 per share on the company’s common stock that was paid on March 20, 2015 to shareholders of record on March 6, 2015. This dividend payment was $27.8 million.  Dividends of $0.9 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. At the Board of Directors meeting in November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the twenty-eight weeks ended July 18, 2015, 0.3 million shares, at a cost of $6.9 million of the company’s common stock were purchased under the plan. From the inception of the plan through July 18, 2015, 60.9 million shares, at a cost of $504.1 million, have been purchased.

During the first quarter of fiscal 2015, the company paid $16.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award were also paid during the first quarter.

During the twenty-eight weeks ended July 18, 2015, the company contributed a total of $7.5 million to our qualified pension plans. We expect to contribute an additional $2.5 million to these plans during the remainder of fiscal 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017 the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year making the effective date December 31, 2017, the first day of our fiscal 2018.  Early application is permitted but not before January 1, 2017.  The standard permits the use of either the modified retrospective or cumulative effect transition method.  We are in the process of determining the effect this guidance will have on our Condensed Consolidated Financial Statements and which transition method we will apply.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  Earlier application is permitted.  Based on the balances as of July 18, 2015, the adoption of this guidance will require us to reclassify $4.2 million of unamortized debt issuance costs from other long term assets to long term debt.

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

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share expedient.  The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  These disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  These are to be applied retrospectively to all periods presented.  Earlier adoption is permitted.  The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

In July 2015, the FASB issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This guidance shall be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 18, 2015, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(8.9) million. Of this fair value, $(5.6) million is based on quoted market prices and $(3.3) million is based on models and other valuation methods. Approximately $(6.4) million of this fair value relates to instruments that will be utilized in fiscal 2015 and $(2.5) million that will be utilized in fiscal 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 18, 2015, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $11.0 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and the end of the sixteen weeks ended April 25, 2015. Based upon that evaluation and as of the end of the period covered by this report and the end of the sixteen weeks ended April 25, 2015, the CEO, CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 18, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, the company is also aware of six other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the year ended January 3, 2015 and Part II, Item 1A., Risk Factors, in the company’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2015 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWERS FOODS, INC.

By:	/s/ ALLEN L. SHIVER
Name:	Allen L. Shiver
Title:	President and Chief Executive Officer

By:	/s/ R. STEVE KINSEY
Name:	R. Steve Kinsey
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ KARYL H. LAUDER
Name:	Karyl H. Lauder
Title:	Senior Vice President and Chief Accounting Officer

Date: August 13, 2015

EXHIBIT INDEX

Exhibit		Name of Exhibit
No
2.1	—

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

Restated Articles of Incorporation of Flowers Foods, Inc., as amended through June 5, 2015 (Incorporated by reference to Exhibit 3.1 to Flowers Foods’ Current Report on Form 8-K, dated June 10, 2015, File No. 1-16247).

3.2	—

Amended and Restated Bylaws of Flowers Foods, Inc., as amended through June 5, 2015 (Incorporated by reference to Exhibit 3.2 to Flowers Foods’ Current Report on Form 8-K, dated June 10, 2015, File No. 1-16247).

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

Flowers Foods, Inc. 401(k) Retirement Savings Plan, as amended through December 17, 2013 (Incorporated by reference to Exhibit 4.1 to Flowers Foods’ Registration Statement on Form S-8, dated May 21, 2014, File No. 333-196125).

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

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.5 to Flowers Foods' Quarterly Report on Form 10-Q, dated May 28, 2015, File No. 1-16247)

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

10.1		—

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

10.11	+	—

Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.12	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.13	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.14	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.15	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.16	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.17	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.18	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.19	+	—

Form of 2011 Nonqualified Stock Option Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2011, File No. 1-16247).

10.2	+	—

Flowers Foods, Inc. Change of Control Plan, dated as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.21	+	—

Form of 2012 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.16 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

10.22	+	—

Form of 2013 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 20, 2013, File No. 1-16247).

10.23	+	—

Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.19 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).

10.24	+	—

Form of 2014 Restricted Stock Agreement by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.20 to Flowers Foods’ Annual Report on Form 10-K, dated February 19, 2014, File No. 1-16247).

10.25	+	—

Form of 2015 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.24 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 18, 2015.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Management contract or compensatory plan or arrangement