Form 10-Q
period 2015-10-10
FLOWERS FOODS INC
filed 2015-11-12
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 10, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 5, 2015
Common Stock, $.01 par value	212,161,247

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended January 3, 2015 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended April 25, 2015 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 10, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,780	$7,523
Accounts and notes receivable, net of allowances of $2,892 and $2,723, respectively	267,762	235,911
Inventories, net:
Raw materials	41,280	33,579
Packaging materials	21,263	19,591
Finished goods	47,364	39,930
Inventories, net	109,907	93,100
Spare parts and supplies	56,481	54,058
Deferred taxes	31,904	26,823
Other	38,443	43,148
Total current assets	513,277	460,563
Property, plant and equipment, net:
Property, plant and equipment, gross	1,848,927	1,792,626
Less: accumulated depreciation	(1,064,315)	(985,168)
Property, plant and equipment, net	784,612	807,458
Notes receivable	162,385	161,905
Assets held for sale	34,277	39,108
Other assets	11,851	12,011
Goodwill	425,216	282,960
Other intangible assets, net	820,625	644,969
Total assets	$2,752,243	$2,408,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$53,465	$34,496
Accounts payable	183,908	142,643
Other accrued liabilities	144,549	138,414
Total current liabilities	381,922	315,553
Long-term debt:
Total long-term debt and capital lease obligations	843,643	728,940
Other liabilities:
Post-retirement/post-employment obligations	75,004	93,589
Deferred taxes	174,780	94,153
Other long-term liabilities	48,478	53,695
Total other long-term liabilities	298,262	241,437
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 17,059,103 shares and 19,382,272 shares, respectively	(180,958)	(202,062)
Capital in excess of par value	626,325	613,859
Retained earnings	876,341	809,068
Accumulated other comprehensive loss	(93,491)	(98,020)
Total stockholders’ equity	1,228,416	1,123,044
Total liabilities and stockholders’ equity	$2,752,243	$2,408,974

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Sales	$885,302	$844,932	$2,920,142	$2,871,640
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	464,045	442,978	1,507,214	1,496,874
Selling, distribution and administrative expenses	322,087	302,086	1,064,619	1,037,628
Impairment of assets	—	—	2,275	4,489
Depreciation and amortization	29,419	29,487	99,704	98,686
Income from operations	69,751	70,381	246,330	233,963
Interest expense	5,992	6,285	20,349	21,902
Interest income	(5,114)	(4,875)	(17,029)	(15,586)
Income before income taxes	68,873	68,971	243,010	227,647
Income tax expense	25,077	24,372	86,065	79,918
Net income	$43,796	$44,599	$156,945	$147,729
Net income per common share:
Basic:
Net income per common share	$0.21	$0.21	$0.75	$0.70
Weighted average shares outstanding	210,842	210,084	210,318	209,573
Diluted:
Net income per common share	$0.21	$0.21	$0.74	$0.69
Weighted average shares outstanding	213,310	213,154	212,921	213,005
Cash dividends paid per common share	$0.1450	$0.1200	$0.4225	$0.3525

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Net income	$43,796	$44,599	$156,945	$147,729
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service credit included in net income	(67)	(66)	(223)	(222)
Amortization of actuarial loss included in net income	624	191	2,080	637
Pension and postretirement plans, net of tax	557	125	1,857	415
Derivative instruments:
Net change in fair value of derivatives	(2,652)	(9,128)	(1,262)	(10,028)
Loss reclassified to net income	1,096	(1,145)	3,934	2,369
Derivative instruments, net of tax	(1,556)	(10,273)	2,672	(7,659)
Other comprehensive income (loss), net of tax	(999)	(10,148)	4,529	(7,244)
Comprehensive income	$42,797	$34,451	$161,474	$140,485

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044
Net income				156,945				156,945
Derivative instruments, net of tax					2,672			2,672
Pension and postretirement plans, net of tax					1,857			1,857
Exercise of stock options			118			1,741,300	18,453	18,571
Amortization of share-based compensation awards			13,115					13,115
Issuance of deferred compensation			(206)			8,992	206	—
Income tax benefits related to share-based payment awards			8,742					8,742
Performance-contingent restricted stock awards issued (Note 13)			(8,899)			853,206	8,899	—
Issuance of deferred stock awards			(404)			38,070	404	—
Stock repurchases						(318,399)	(6,858)	(6,858)
Dividends paid on vested share-based payment awards				(879)				(879)
Dividends paid — $0.4225 per common share				(88,793)				(88,793)
Balances at October 10, 2015	228,729,585	$199	$626,325	$876,341	$(93,491)	(17,059,103)	$(180,958)	$1,228,416

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$156,945	$147,729
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	2,275	4,489
Stock-based compensation	13,291	14,186
Loss reclassified from accumulated other comprehensive income to net income	6,205	3,658
Depreciation and amortization	99,704	98,686
Deferred income taxes	11,029	8,244
Provision for inventory obsolescence	839	1,026
Allowances for accounts receivable	2,340	3,206
Pension and postretirement plans income	(4,677)	(7,730)
Other	(1,913)	(4,122)
Qualified pension plan contributions	(10,000)	(12,999)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(19,710)	(6,873)
Inventories, net	(10,461)	1,971
Hedging activities, net	(8,387)	(16,286)
Other assets	(2,377)	(12,088)
Accounts payable	31,214	(3,798)
Other accrued liabilities	14,225	943
NET CASH PROVIDED BY OPERATING ACTIVITIES	280,542	220,242
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,258)	(58,564)
Proceeds from sale of property, plant and equipment	10,347	18,164
Repurchase of independent distributor territories	(16,255)	(14,845)
Principal payments from notes receivable	19,916	17,436
Contingently refundable consideration	—	7,500
Acquisition of business, net of cash acquired	(280,848)	—
Acquisition of intangible assets	(5,000)	—
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(333,098)	(30,309)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(89,672)	(74,493)
Exercise of stock options	18,571	17,096
Excess windfall tax benefit related to share-based payment awards	8,742	7,139
Payments for financing fees	(602)	(577)
Stock repurchases	(6,858)	(19,791)
Change in bank overdrafts	(10,868)	(3,002)
Proceeds from debt borrowings	710,500	942,900
Debt and capital lease obligation payments	(576,000)	(1,059,660)
NET CASH PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES	53,813	(190,388)
Net increase (decrease) in cash and cash equivalents	1,257	(455)
Cash and cash equivalents at beginning of period	7,523	8,530
Cash and cash equivalents at end of period	$8,780	$8,075

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty weeks ended October 10, 2015 and October 4, 2014 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 3, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2015 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 25, 2015 (sixteen weeks), second quarter ended July 18, 2015 (twelve weeks), third quarter ended October 10, 2015 (twelve weeks) and fourth quarter ending January 2, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment (16% of total year to date sales) currently operates ten bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The Warehouse Segment also operates one baking ingredient mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 10, 2015 and October 4, 2014. Walmart is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
	(% of Sales)		(% of Sales)
DSD Segment	16.7	17.0	16.9	16.8
Warehouse Segment	2.5	2.5	2.5	2.7
Total	19.2	19.5	19.4	19.5

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 16.5% and 17.2%, on a consolidated basis, as of October 10, 2015 and January 3, 2015, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended October 10, 2015 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  Earlier application is permitted.  Based on the balances as of October 10, 2015, the adoption of this guidance will require us to reclassify $4.0 million of unamortized debt issuance costs from other long term assets to long term debt.

In April 2015, the FASB issued guidance to provide a practical expedient permitting applicable entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Earlier application is permitted.  The company does not anticipate this guidance having a material impact on our Condensed Consolidated Financial Statements.

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

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This update also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Condensed Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  There will be a potential impact as long as our purchase price allocation remains preliminary at the end of the reporting period.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

3. ACQUISITION

Dave’s Killer Bread

On September 12, 2015, the company completed the acquisition of 100% of the stock of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread, from its shareholders for total cash payments of approximately $281.7 million inclusive of payments for certain tax benefits.  We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. The DKB acquisition has been accounted for as a business combination and is included in our DSD Segment. The results of DKB’s operations are included in the company’s Condensed Consolidated Financial Statements beginning on September 13, 2015. The total preliminary goodwill recorded for this acquisition was $142.3 million and it is not deductible for tax purposes.

During the twelve and forty weeks ended October 10, 2015, the company incurred $4.5 million of acquisition-related costs for DKB. The acquisition-related costs for DKB are recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income. DKB contributed $9.7 million in sales during the twelve and forty weeks ended October 10, 2015.

The following table summarizes the consideration paid for DKB based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  We anticipate changes in the cash consideration paid for final resolution of a working capital adjustment.  We will also continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$281,731

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	9,908
Identifiable intangible asset - trademark	111,400
Identifiable intangible asset - customer list	68,200
Identifiable intangible asset - non-compete agreements	700
Deferred income taxes	(61,682)
Financial assets	10,949
Net recognized amounts of identifiable assets acquired	139,475
Goodwill	$142,256

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$111,400	40.0	Straight-line
Customer relationships	68,200	25.0	Sum of year digits
Non-compete agreements	700	2.0	Straight-line
	$180,300	34.2

DKB operates one production facility in Milwaukie, Oregon and has widespread distribution across the U.S. and Canada. The primary reason for the acquisition was to purchase the leading brand of organic bakery products in the U.S.

The fair value of trade receivables is $14.0 million. The gross amount of the receivable is $14.3 million of which $0.3 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the DKB acquisition are not included because the company determined that they are immaterial.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the twelve and forty weeks ended October 10, 2015 and October 4, 2014, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 10, 2015	October 4, 2014	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(57)	$(57)	Interest income (expense)
Commodity contracts	(1,724)	1,919	Cost of sales, Note 3
Total before tax	(1,781)	1,862	Total before tax
Tax benefit (expense)	685	(717)	Tax benefit
Total net of tax	(1,096)	1,145	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	108	108	Note 1
Actuarial losses	(1,014)	(311)	Note 1
Total before tax	(906)	(203)	Total before tax
Tax benefit	349	78	Tax benefit
Total net of tax	(557)	(125)	Net of tax
Total reclassifications	$(1,653)	$1,020	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 10, 2015	October 4, 2014	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(192)	$(192)	Interest income (expense)
Commodity contracts	(6,205)	(3,658)	Cost of sales, Note 3
Total before tax	(6,397)	(3,850)	Total before tax
Tax benefit	2,463	1,481	Tax benefit
Total net of tax	(3,934)	(2,369)	Net of tax
Amortization of defined benefit pension items:
Prior-service credits	361	360	Note 1
Actuarial losses	(3,381)	(1,036)	Note 1
Total before tax	(3,020)	(676)	Total before tax
Tax benefit	1,163	261	Tax benefit
Total net of tax	(1,857)	(415)	Net of tax
Total reclassifications	$(5,791)	$(2,784)	Net of tax

_______________

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 10, 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive income before reclassifications	(1,262)	—	(1,262)
Reclassified to earnings from accumulated other comprehensive loss	3,934	1,857	5,791
Accumulated other comprehensive loss, October 10, 2015	$(8,736)	$(84,755)	$(93,491)

During the forty weeks ended October 4, 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(10,028)	—	(10,028)
Reclassified to earnings from accumulated other comprehensive loss	2,369	415	2,784
Accumulated other comprehensive loss, October 4, 2014	$(19,075)	$(50,684)	$(69,759)

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

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014
Gross loss reclassified from AOCI into income	$6,205	$3,658
Tax benefit	(2,388)	(1,406)
Net of tax	$3,817	$2,252

5. FINANCIAL STATEMENT REVISIONS

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions have been made for all periods presented in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.  We concluded that these revisions were immaterial to our fiscal 2013 and 2012 financial statements and to each of the quarterly periods in fiscal years 2014, 2013, and 2012.  This revision impacted the DSD Segment.

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

The tables below present the revisions to the applicable financial statement line items for the twelve weeks ended October 4, 2014 (amounts in thousands):

	Consolidated
	Twelve Weeks Ended October 4, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$849,360	$(4,428)	$844,932
Selling, distribution and administrative expense	$306,514	$(4,428)	$302,086

	DSD Segment
	Twelve Weeks Ended October 4, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$718,274	$(4,428)	$713,846
Selling, distribution and administrative expense	$277,158	$(4,428)	$272,730

The tables below present the revisions to the applicable financial statement line items for the forty weeks ended October 4, 2014 (amounts in thousands):

	Consolidated
	Forty Weeks Ended October 4, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$2,886,498	$(14,858)	$2,871,640
Selling, distribution and administrative expense	$1,052,486	$(14,858)	$1,037,628

	DSD Segment
	Forty Weeks Ended October 4, 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$2,428,190	$(14,858)	$2,413,332
Selling, distribution and administrative expense	$949,766	$(14,858)	$934,908

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 10, 2015 and January 3, 2015, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 10, 2015	January 3, 2015
Goodwill	$425,216	$282,960
Amortizable intangible assets, net of amortization	365,625	189,969
Indefinite-lived intangible assets	455,000	455,000
Total goodwill and other intangible assets	$1,245,841	$927,929

The changes in the carrying amount of goodwill, by segment, during fiscal 2015, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Outstanding at January 3, 2015	$278,483	$4,477	$282,960
Goodwill acquired (Note 3)	142,256	-	142,256
Outstanding at October 10, 2015	$420,739	$4,477	$425,216

On February 25, 2015, we announced that we acquired the Roman Meal trademark for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas from the Roman Meal Company in Tacoma, Washington for $5.0 million.  This trademark acquisition is being accounted for as an asset purchase and is being amortized over a twenty year estimated useful life.

On September 12, 2015, we completed the acquisition of DKB for $281.7 million inclusive of payments for certain tax benefits.  This acquisition included several amortizable intangible assets which total $180.3 million and are included in the table below.  See Note 3, Acquisition for details of the assets and the respective amortization period by category.

As of October 10, 2015 and January 3, 2015, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 10, 2015			January 3, 2015
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$188,127	$16,408	$171,719	$71,727	$14,152	$57,575
Customer relationships	238,121	47,787	190,334	169,921	41,099	128,822
Non-compete agreements	4,974	3,839	1,135	4,274	3,351	923
Distributor relationships	4,123	1,686	2,437	4,123	1,474	2,649
Total	$435,345	$69,720	$365,625	$250,045	$60,076	$189,969

Aggregate amortization expense for the twelve and forty weeks ended October 10, 2015 and October 4, 2014 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 10, 2015	$3,359
For the twelve weeks ended October 4, 2014	$2,705
For the forty weeks ended October 10, 2015	$9,644
For the forty weeks ended October 4, 2014	$9,041

There are $455.0 million of indefinite life intangible assets at October 10, 2015 and January 3, 2015. These assets are not being amortized and are separately identified from goodwill. These trademarks are classified as indefinite-lived because we believe there is no foreseeable limit on the period of time over which they are expected to contribute to our future cash flows.  This is primarily because they are well established brands, many over forty years old with a long history and well defined markets.  In addition, we continue to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis to determine if the trademarks are realizing the expected economic benefits.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2015	$4,640
2016	$19,619
2017	$18,829
2018	$18,228
2019	$17,870

The table above does not include the acquisition of Alpine Valley Bread Company that was completed on October 13, 2015, subsequent to our third quarter, because we have not completed our assessment of the impact at this time.  See Note 18, Subsequent Events, for details on this acquisition.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 10, 2015	$5,114
For the twelve weeks ended October 4, 2014	$4,875
For the forty weeks ended October 10, 2015	$17,029
For the forty weeks ended October 4, 2014	$15,586

At October 10, 2015 and January 3, 2015, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 10, 2015	January 3, 2015
Distributor notes receivable	$182,987	$182,188
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,602	20,283
Long-term portion of distributor notes receivable	$162,385	$161,905

At October 10, 2015 and January 3, 2015, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 10, 2015 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 9, Debt and Other Obligations below, is approximately $420.8 million while the carrying value is $399.4 million on October 10, 2015. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of October 10, 2015, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$-
Other long-term	665	—	—	665
Total	665	—	—	665

Liabilities:
Other current	(8,566)	(2,769)	—	(11,335)
Other long-term	(104)	(291)	—	(395)
Total	(8,670)	(3,060)	—	(11,730)
Net Fair Value	$(8,005)	$(3,060)	$—	$(11,065)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2016. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at October 10, 2015 and January 3, 2015 qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 10, 2015		January 3, 2015		October 10, 2015		January 3, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$11,335	Other current liabilities	$12,898
Commodity contracts	Other long term assets	$665	Other long term assets	—	Other long-term liabilities	395	Other long-term liabilities	3,355
Total		$665		$—		$11,730		$16,253

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships (2)	October 10, 2015	October 4, 2014	into Income (Effective Portion)(2)	October 10, 2015	October 4, 2014
Interest rate contracts	$—	$—	Interest (expense) income	$(35)	$(35)
Commodity contracts	2,652	9,128	Production costs(1)	(1,061)	1,180
Total	$2,652	$9,128		$(1,096)	$1,145

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships (2)	October 10, 2015	October 4, 2014	into Income (Effective Portion)(2)	October 10, 2015	October 4, 2014
Interest rate contracts	$—	$—	Interest (expense) income	$(117)	$(117)
Commodity contracts	1,262	10,028	Production costs(1)	(3,817)	(2,252)
Total	$1,262	$10,028		$(3,934)	$(2,369)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 10, 2015 and October 4, 2014, respectively.

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the following years are as follows (amounts in thousands and net of tax) at October 10, 2015:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$930	$1,000	$1,930
Expiring in 2015	335	—	335
Expiring in 2016	6,541	—	6,541
Expiring in 2017	(70)	—	(70)
Total	$7,736	$1,000	$8,736

Derivative Transactions Notional Amounts

As of October 10, 2015, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in thousands):

Notional amount
Wheat contracts	$144,731
Soybean oil contracts	20,247
Natural gas contracts	9,435
Total	$174,413

The company’s derivative instruments contain no credit-risk-related contingent features at October 10, 2015. As of October 10, 2015 and January 3, 2015, the company had $17.2 million and $16.1 million, respectively, in other current assets representing collateral for hedged positions.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases consisted of the following at October 10, 2015 and January 3, 2015 (amounts in thousands):

	October 10, 2015	January 3, 2015
Unsecured credit facility	$40,000	$53,000
Unsecured new term loan	247,500	270,000
4.375% senior notes due 2022	399,378	399,304
Accounts receivable securitization	170,000	—
Capital lease obligations	21,330	22,526
Other notes payable	18,900	18,606
	897,108	763,436
Current maturities of long-term debt and capital lease obligations	53,465	34,496
Total long-term debt and capital lease obligations	$843,643	$728,940

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of October 10, 2015 and January 3, 2015, the bank overdraft balance was $4.8 million and $15.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.9 million and $16.4 million at October 10, 2015 and January 3, 2015, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification.  Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $170.0 million outstanding under the facility as of October 10, 2015. There were no amounts outstanding under the facility as of January 3, 2015.  As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On October 10, 2015, the company had $0.9 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.2 million in financing costs was paid during fiscal 2015 for the second and third amendments.

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the new term loan on July 18, 2013 (the “borrowing date”).

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of October 10, 2015 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2015	$7,500
2016	$67,500
2017	$112,500
2018	$60,000

On February 14, 2014, we entered into an amendment to the new term loan, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) on the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

The highest outstanding daily balance during the forty weeks ended October 10, 2015 was $75.0 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. During the forty weeks ended October 10, 2015, the company borrowed $436.0 million in revolving borrowings under the credit facility and repaid $449.0 million in revolving borrowings. The amount available under the credit facility is reduced by $16.9 million for letters of credit. On October 10, 2015, the company had $443.1 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB (Standard & Poor’s upgraded the company from a BBB- credit rating on September 16, 2015), respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, or credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of October 10, 2015, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2015	$8,541
2016	74,437
2017	294,193
2018	69,690
2019	47,976
2020 and thereafter	403,993
Total	$898,830

10. VARIABLE INTEREST ENTITIES

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 10, 2015 and January 3, 2015, there was $21.3 million and $22.5 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

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

The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not provide, nor do we intend to provide, financial or other support to the IDs. The IDs are responsible for the operations of their respective territories including ordering of products.

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

11. LITIGATION

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

At this time, the company is also aware of ten other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 10, 2015 and October 4, 2014 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Net income	$43,796	$44,599	$156,945	$147,729
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,842	210,084	210,318	209,573
Basic earnings per common share	$0.21	$0.21	$0.75	$0.70
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,842	210,084	210,318	209,573
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	2,468	3,070	2,603	3,432
Diluted weighted average shares outstanding for common stock	213,310	213,154	212,921	213,005
Diluted earnings per common share	$0.21	$0.21	$0.74	$0.69

There were no anti-dilutive shares during the twelve and forty weeks ended October 10, 2015 and October 4, 2014.

13. STOCK-BASED COMPENSATION

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on October 10, 2015.

The stock option activity for the forty weeks ended October 10, 2015 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2015	6,191	$10.88
Exercised	(1,741)	$10.66
Outstanding at October 10, 2015	4,450	$10.96	1.63	$67,030
Exercisable at October 10, 2015	4,450	$10.96	1.63	$67,030

As of October 10, 2015, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 10, 2015 and October 4, 2014 were as follows (amounts in thousands):

	October 10, 2015	October 4, 2014
Cash received from option exercises	$18,571	$17,096
Cash tax windfall, net	$7,282	$3,871
Intrinsic value of stock options exercised	$23,366	$13,995

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014 and 2015 awards (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

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

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014, and 2015 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target at October 10, 2015 was 105% for the 2014 award and 100% for the 2015 award. The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 4, 2015	January 1, 2014
Shares granted	414	366
Vesting date	3/1/2017	3/1/2016
Fair value per share	$19.14	$21.47

Performance-Contingent Restricted Stock (2013 Grant)

In connection with the vesting of the performance-contingent restricted stock granted in January 2013, during the forty weeks ended October 10, 2015, 48,069 common shares available for this grant were reduced because the company attained only 88% of the S&P TSR target of the grant (“TSR modifier”). An additional 100,090 common shares were issued in the aggregate for this grant because the company exceeded the ROIC by the maximum at 125% (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.9 million. The tax windfall at vesting of these awards was $1.4 million.

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 10, 2015, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 3, 2015	1,404	$19.09
Initial grant at target	829	$20.18
Supplemental grant for exceeding the ROIC modifier	100	$15.51
Grant reduction for not achieving the TSR modifier	(48)	$17.22
Vested	(853)	$16.22
Forfeited	(83)	$19.61
Nonvested shares at October 10, 2015	1,349	$21.26

As of October 10, 2015, there was $12.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.22 years. The total intrinsic value of shares vested during the period ended October 10, 2015 was $18.4 million.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. On January 2, 2015 (our fiscal 2014), cash pay was converted into an aggregate of 19,852 shares. The company recorded compensation expense for this deferred stock over the two-year minimum vesting period. There were no shares distributed under the EPIP during the forty weeks ended October 10, 2015. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the forty weeks ended October 10, 2015, non-employee directors were granted an aggregate of 69,582 common shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period.

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

The deferred stock activity for the forty weeks ended October 10, 2015 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 3, 2015	151	$21.06
Vested	(54)	$20.94
Granted	70	$21.59
Nonvested shares at October 10, 2015	167	$21.29	0.95	$4,346

As of October 10, 2015, there was $1.6 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 0.95 years.  The total intrinsic value of shares vested during the period ended October 10, 2015 was $1.3 million.

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

The fair value of the rights at October 10, 2015 ranged from $17.32 to $17.69. The following assumptions were used to determine fair value of the rights discussed above using the Black-Scholes option-pricing model at October 10, 2015: dividend yield 2.6%; expected volatility 23.0%; risk-free interest rate 0.07% and expected life of 0.10 years to 0.35 years.

The rights activity for the forty weeks ended October 10, 2015 is set forth below (amounts in thousands except price data):

	Rights	Weighted Average Fair Value	Aggregate Liability
Outstanding shares at January 3, 2015	29	$8.47
Exercised	(15)	8.30
Outstanding shares at October 10, 2015	14	$8.67	$256
Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and forty weeks ended October 10, 2015 and October 4, 2014, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Stock options	$—	$—	$—	$197
Performance-contingent restricted stock awards	1,811	3,527	11,457	12,714
Deferred and restricted stock	548	482	1,658	1,663
Stock appreciation rights	124	(297)	$176	(388)
Total stock based compensation	$2,483	$3,712	$13,291	$14,186

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at October 10, 2015 as compared to accounts at January 3, 2015 (amounts in thousands):

	October 10, 2015	January 3, 2015
Current benefit liability	$1,089	$1,089
Noncurrent benefit liability	$75,004	$93,589
Accumulated other comprehensive loss, net of tax	$84,755	$86,612

Defined Benefit Plans and Nonqualified Plan

Beginning on January 1, 2016, the company will provide employees who leave or retire from the company on or after January 1, 2016 and employees who separated from service prior to January 1, 2016, and who have not commenced benefits prior to January 1, 2016, the option to receive their benefit as a single lump sum payment.  This offer supports our pension risk management strategy even though plan obligations are not currently reduced.

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

During the forty weeks ended October 10, 2015 the company contributed $10.0 million to our qualified pension plans. We do not anticipate making additional contributions to our qualified pension plans during the remainder of fiscal 2015.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Service cost	$201	$148	$671	$493
Interest cost	4,155	4,944	13,849	16,481
Expected return on plan assets	(6,840)	(7,804)	(22,801)	(26,013)
Amortization of net loss	1,149	444	3,830	1,480
Total net periodic benefit (income) cost	$(1,335)	$(2,268)	$(4,451)	$(7,559)

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Service cost	$92	$87	$307	$290
Interest cost	83	103	277	343
Amortization of prior service (credit) cost	(108)	(108)	(361)	(360)
Amortization of net (gain) loss	(135)	(133)	(449)	(444)
Total net periodic benefit (income) cost	$(68)	$(51)	$(226)	$(171)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the forty weeks ended October 10, 2015 and October 4, 2014, the total cost and employer contributions were $20.5 million and $20.1 million, respectively.

15. INCOME TAXES

The company’s effective tax rate for the forty weeks ended October 10, 2015 and October 4, 2014 was 35.4% and 35.1%, respectively. The increase in the rate is primarily related to certain nondeductible acquisition-related costs, and a reduced Section 199 qualifying production activities deduction.  The most significant differences in the effective rate and the federal statutory rate are additions for state income taxes, offset by reductions for the Section 199 qualifying production activities deduction.

During the forty weeks ended October 10, 2015, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

16. SEGMENT REPORTING

The company’s DSD Segment primarily produces fresh packaged bread, rolls, tortillas, and snack products and the Warehouse Segment produces fresh and frozen bread and rolls and snack products.

The company purchased DKB, described in Note 3, Acquisition, above, on September 12, 2015.  DKB is included in our DSD Segment.  Their results from operations and impact on our total assets are included in the tables below.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. All prior period information has been revised to reflect this change.  See Note 5, Financial Statement Revisions, for details about the impact of these revisions.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Sales:
DSD Segment	$761,006	$727,614	$2,513,397	$2,472,303
Warehouse Segment	169,190	159,502	560,935	558,178
Eliminations:
Sales from Warehouse Segment to DSD Segment	(30,155)	(28,416)	(105,192)	(99,870)
Sales from DSD Segment to Warehouse Segment	(14,739)	(13,768)	(48,998)	(58,971)
	$885,302	$844,932	$2,920,142	$2,871,640
Depreciation and amortization:
DSD Segment	$25,928	$26,015	$88,103	$87,286
Warehouse Segment	3,549	3,469	11,920	11,649
Unallocated corporate costs (1)	(58)	3	(319)	(249)
	$29,419	$29,487	$99,704	$98,686
Income (loss) from operations:
DSD Segment	$73,803	$67,740	$251,068	$226,935
Warehouse Segment	11,393	11,833	41,667	39,402
Unallocated corporate costs (1)	(15,445)	(9,192)	(46,405)	(32,374)
	$69,751	$70,381	$246,330	$233,963
Interest expense	$(5,992)	$(6,285)	$(20,349)	$(21,902)
Interest income	$5,114	$4,875	$17,029	$15,586
Income before income taxes	$68,873	$68,971	$243,010	$227,647

Assets:	October 10, 2015	January 3, 2015
DSD Segment	$2,431,315	$2,094,047
Warehouse Segment	206,580	201,240
Other (2)	114,348	113,687
Total assets	$2,752,243	$2,408,974

_________________

(1)	Represents the company’s corporate head office amounts.

(2)     Represents the company’s corporate head office assets, including primarily cash and cash equivalents, deferred taxes and       deferred financing costs.

Sales by product category in each reportable segment are as follows for the twelve and forty weeks ended October 10, 2015 and October 4, 2014 (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	October 10, 2015			October 4, 2014
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$471,353	$29,397	$500,750	$448,205	$29,112	$477,317
Store Branded Retail	108,733	28,984	137,717	108,210	27,727	135,937
Non-retail and Other	166,181	80,654	246,835	157,431	74,247	231,678
Total	$746,267	$139,035	$885,302	$713,846	$131,086	$844,932

	For the Forty Weeks Ended			For the Forty Weeks Ended
	October 10, 2015			October 4, 2014
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,555,354	$100,153	$1,655,507	$1,510,823	$100,047	$1,610,870
Store Branded Retail	358,404	95,502	453,906	376,195	97,080	473,275
Non-retail and Other	550,641	260,088	810,729	526,314	261,181	787,495
Total	$2,464,399	$455,743	$2,920,142	$2,413,332	$458,308	$2,871,640

17. ASSETS HELD FOR SALE

The company purchases territories from and sells territories to independent distributors from time to time. The company repurchases territories from independent distributors in circumstances when the company decides to exit a territory or when the distributor elects to terminate their relationship with the company. In the event the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the territory from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, normally repurchases and operates that territory as a company-owned territory. The independent distributors may also sell their territories to another person or entity. Territories purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another distributor to purchase the territory.

Territories held for sale and operated by the company are sold to independent distributors at the fair market value of the territory. In accordance with the terms of the distributor agreement within the six-month period following the date of sale, the independent distributor has the right to require the company to repurchase the territory and truck, if applicable, at the original purchase price paid by the distributor. The company is not required to repay interest paid by the distributor during such six-month period. If the truck is leased, the company will assume the lease payment if the territory is repurchased during the six-month period. Should the independent distributor wish to sell the territory after the six-month period has expired, the company has the right of first refusal.

The company is also selling certain plants and depots that it acquired from Hostess Brands, Inc. in July 2013, which included 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots do not meet our long-term operating strategy, and we are actively marketing them for sale. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

During the forty weeks ended October 10, 2015, we closed a production line at one of our bakeries and transitioned the production to another facility.  We recognized an impairment loss of $1.5 million during our second quarter of fiscal 2015 on the equipment we no longer intend to use.  Additionally, during the second quarter of fiscal 2015, we recognized an impairment loss of $0.8 million on certain properties that are currently recorded as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment, exclusive of the assets acquired as part of the Acquired Hostess Bread Assets discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 10, 2015 and January 3, 2015, respectively (amounts in thousands):

	October 10, 2015	January 3, 2015
Distributor territories	$22,540	$20,491
Acquired Hostess Bread Assets plants and depots	4,041	13,406
Other	7,696	5,211
Total assets held for sale	$34,277	$39,108

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 10, 2015, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the item discussed below.

On October 13, 2015, the company completed the acquisition of Alpine Valley Bread Company, a family-owned producer of certified organic and all natural breads in the U.S., from its existing shareholders for approximately $120.0 million in cash and stock. The acquisition is intended to expand our penetration into the organic market and provide additional organic production capacity.  We funded the acquisition with $108.0 million from our existing credit facilities and the issuance of 481,540 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 10, 2015 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (the “Form 10-K”).

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

•

Further expansion into the organic bread market — As discussed below, we have recently completed two strategic acquisitions, Dave’s Killer Bread and Alpine Valley Bread, which strengthen our position in the organic bread market.

•

Alpine Valley Bread acquisition — On October 13, 2015, subsequent to the completion of our third quarter of fiscal 2015, we completed the acquisition of Alpine Valley Bread Company (“Alpine”), a family-owned producer of certified organic and all-natural breads in the U.S., for approximately $120.0 million in cash and stock.  Alpine has two production facilities in Mesa, Arizona and is included in our warehouse delivery segment.  The acquisition is intended to expand our penetration into the organic market and provide additional organic production capacity.  We funded the cash portion of the purchase price for the Alpine acquisition with our existing credit facilities and also issued 481,540 common shares to fund the equity portion of the purchase price. The acquisition of Alpine did not impact our financial results for the third quarter of fiscal 2015.

•

Dave’s Killer Bread acquisition — On September 12, 2015, we completed the acquisition of AVB, Inc. d/b/a Dave’s Killer Bread (“DKB”) for total cash payments of approximately $281.7 million inclusive of payments for certain future tax benefits.  The acquisition has been accounted for as a business combination and is included in our direct-store-delivery segment (the “DSD Segment”).  We believe the acquisition strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. DKB operates one production facility in Milwaukie, Oregon. We funded the purchase price of the DKB acquisition with cash on hand and borrowings from our existing credit facilities.

•

Amendment to accounts receivable securitization facility — On August 20, 2015, we amended our accounts receivable securitization facility (the “facility”) to extend the term to August 11, 2017 and to add a leverage pricing grid.  The amendment was accounted for as a modification.  We drew down on the facility to fund the purchase price of the DKB acquisition.

•

Plant closing — During the third quarter of fiscal 2015, we closed one of our DSD Segment production facilities and relocated this production to one of our other DSD Segment facilities.  Costs associated with the closure were $0.7 million and are included in our results of operations for the twelve and forty weeks ended October 10, 2015.

•

Impairment of assets — During the second quarter of fiscal 2015, we decided to close a production line at one of our bakeries and transition this production to another facility.  We recognized an impairment loss of $1.5 million on the equipment we no longer intend to use.  Additionally, we recognized an impairment loss of $0.8 million on certain properties that are currently held for sale.  During the second quarter of 2014, we decided to sell certain assets at our Ft. Worth, Texas tortilla facility and recognized an impairment loss on goodwill of $2.6 million and an impairment loss of $1.9 million on assets to be scrapped.  The sale was completed in the third quarter of fiscal 2014.

•

Amendment to the credit facility — On April 21, 2015, we amended our existing senior unsecured revolving loan facility (the “credit facility”) previously amended and restated on May 20, 2011. The amendment to the credit facility reduced the applicable interest rate and extended the maturity date to April 21, 2020.

•

Opening of Lenexa, Kansas bakery — During the second quarter of fiscal 2015, we opened the bread line at our Lenexa bakery which was acquired as part of the Acquired Hostess Bread Assets (defined below) in July 2013.  We opened the bun line during the third quarter of fiscal 2015.  The bakery produces products for the Kansas, eastern Oklahoma, and Missouri markets under the Nature’s Own, Wonder, and Home Pride brands.

•

Roman Meal trademark acquisition— On February 25, 2015, we announced that we acquired the Roman Meal trademark from the Roman Meal Company in Tacoma, Washington. This trademark acquisition for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas is being accounted for as an asset purchase and is being amortized over 20 years.

•

Hostess acquired assets — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that certain of these plants and depots do not fit into our long-term operating strategy, and we are actively marketing them for sale. Several of these plants and depots have already been sold and the remainder are classified as held for sale in our Condensed Consolidated Balance Sheet included in this Form 10-Q. We expect these sales to continue throughout fiscal 2015 and into fiscal 2016. We received a total of $8.9 million during the forty weeks ended October 10, 2015 from the sale of these assets classified as held for sale.  We recognized a $0.5 million impairment during the second quarter of 2015 on certain of the plants and depots acquired as part of the Acquired Hostess Bread Assets that are currently held for sale. Also, we recorded carrying costs, including depreciation, associated with the plants and depots acquired as part of the Acquired Hostess Bread Assets that are not currently in operation of approximately $2.5 million and $3.6 million during the twelve weeks ended October 10, 2015 and October 4, 2014, respectively, and $10.5 million and $14.8 million for the forty weeks ended October 10, 2015 and October 4, 2014, respectively.  These impairment charges and carrying costs are included in our Condensed Consolidated Statements of Income.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are purchased or consumed — whether in supermarkets, club stores, convenience stores, retail outlets, restaurants, fast food outlets, or vending machines. The company currently has 49 operating bakeries in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.

Segments and delivery methods

The company has two business segments that reflect its two distinct methods of delivering products to market. The DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment currently has access to more than 83% of the U.S. population for fresh bakery foods. The warehouse delivery segment (the “Warehouse Segment”) ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. During the forty weeks ended October 10, 2015, we had capital expenditures of $61.3 million.

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

On October 13, 2015, which was subsequent to the end of our third quarter of fiscal 2015, we completed the acquisition of Alpine and their product line of super premium organic and all-natural bread products.  These products, which are warehouse delivered, are marketed under the Alpine Valley Bread brand and are intended to further extend our organic product line. The Alpine acquisition did not impact our financial results for the third quarter of fiscal 2015.

On September 12, 2015, we completed the DKB acquisition, which includes a full product line of super premium whole-grain 100% organic and non-GMO bakery products sold under the Dave’s Killer Bread label, the leading organic bread brand in the U.S.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced under several brands, such as Blue Bird and Mrs. Freshley’s. In 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes. Since the acquisition of Tasty, we have expanded the distribution of the Tastykake products throughout our territories and expect to continue this expansion.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the twelve weeks ended October 10, 2015 increased 4.8% as compared to the same period in the prior year. This change was due to both volume increases and the DKB acquisition contribution.

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

Valuation of Long-Lived Intangible Assets

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks.  Based on management’s evaluation, no impairment charges relating to intangible assets not subject to amortization were recorded during the forty weeks ended October 10, 2015.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 10, 2015 and October 4, 2014, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			% of Sales		Increase (Decrease)
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014	Dollars	%
Sales
DSD Segment	$746,267	$713,846	84.3	84.5	$32,421	4.5
Warehouse Segment	139,035	131,086	15.7	15.5	7,949	6.1
Total	$885,302	$844,932	100.0	100.0	$40,370	4.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$362,362	$347,361	48.6	48.7	$15,001	4.3
Warehouse Segment (1)	101,683	95,617	73.1	72.9	6,066	6.3
Total	$464,045	$442,978	52.4	52.4	$21,067	4.8
Selling, distribution and administrative expenses
DSD Segment (1)	$284,174	$272,730	38.1	38.2	$11,444	4.2
Warehouse Segment(1)	22,410	20,167	16.1	15.4	2,243	11.1
Corporate(2)	15,503	9,189	—	—	6,314	68.7
Total	$322,087	$302,086	36.4	35.8	$20,001	6.6
Depreciation and amortization
DSD Segment(1)	$25,928	$26,015	3.5	3.6	$(87)	(0.3)
Warehouse Segment(1)	3,549	3,469	2.6	2.6	80	2.3
Corporate(2)	(58)	3	—	—	(61)	NM
Total	$29,419	$29,487	3.3	3.5	$(68)	(0.2)
Income from operations
DSD Segment(1)	$73,803	$67,740	9.9	9.5	$6,063	9.0
Warehouse Segment(1)	11,393	11,833	8.2	9.0	(440)	(3.7)
Corporate(2)	(15,445)	(9,192)	—	—	(6,253)	(68.0)
Total	$69,751	$70,381	7.9	8.3	$(630)	(0.9)
Interest expense, net	$878	$1,410	0.1	0.2	$(532)	(37.7)
Income taxes	$25,077	$24,372	2.8	2.9	$705	2.9
Net income	$43,796	$44,599	4.9	5.3	$(803)	(1.8)

_______________

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 10, 2015 and October 4, 2014, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			% of Sales		Increase (Decrease)
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014	Dollars	%
Sales
DSD Segment	$2,464,399	$2,413,332	84.4	84.0	$51,067	2.1
Warehouse Segment	455,743	458,308	15.6	16.0	(2,565)	(0.6)
Total	$2,920,142	$2,871,640	100.0	100.0	$48,502	1.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,178,775	$1,159,714	47.8	48.1	$19,061	1.6
Warehouse Segment (1)	328,439	337,160	72.1	73.6	(8,721)	(2.6)
Total	$1,507,214	$1,496,874	51.6	52.1	$10,340	0.7
Selling, distribution and administrative expenses
DSD Segment (1)	$944,178	$934,908	38.3	38.7	$9,270	1.0
Warehouse Segment(1)	73,717	70,097	16.2	15.3	3,620	5.2
Corporate(2)	46,724	32,623	—	—	14,101	43.2
Total	$1,064,619	$1,037,628	36.5	36.1	$26,991	2.6
Impairment of assets
DSD Segment(1)	$2,275	$4,489	0.1	0.2	$(2,214)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$2,275	$4,489	0.1	0.2	$(2,214)	NM
Depreciation and amortization
DSD Segment(1)	$88,103	$87,286	3.6	3.6	$817	0.9
Warehouse Segment(1)	11,920	11,649	2.6	2.5	271	2.3
Corporate(2)	(319)	(249)	—	—	(70)	NM
Total	$99,704	$98,686	3.4	3.4	$1,018	1.0
Income from operations
DSD Segment(1)	$251,068	$226,935	10.2	9.4	$24,133	10.6
Warehouse Segment(1)	41,667	39,402	9.1	8.6	2,265	5.7
Corporate(2)	(46,405)	(32,374)	—	—	(14,031)	(43.3)
Total	$246,330	$233,963	8.4	8.1	$12,367	5.3
Interest expense, net	$3,320	$6,316	0.1	0.2	$(2,996)	(47.4)
Income taxes	$86,065	$79,918	2.9	2.8	$6,147	7.7
Net income	$156,945	$147,729	5.4	5.1	$9,216	6.2

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.
NM.	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 10, 2015 COMPARED TO TWELVE WEEKS ENDED OCTOBER 4, 2014

Consolidated Sales.

	For the Twelve Weeks Ended October 10, 2015		For the Twelve Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$500,750	56.6	$477,317	56.5	4.9
Store branded retail	137,717	15.5	135,937	16.1	1.3
Non-retail and other	246,835	27.9	231,678	27.4	6.5
Total	$885,302	100.0	$844,932	100.0	4.8

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	—
Volume	3.6
Acquisition	1.2
Total percentage change in sales	4.8

Sales category discussion

Volume gains in our branded bread, branded cake and foodservice business drove the overall increase in sales along with the DKB acquisition contribution.  The branded retail sales increase was largely due to the DKB acquisition and volume increases in branded bread, primarily in the branded soft variety and branded white bread categories, and cake.  Branded bread growth was driven by the brands we acquired as part of the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years).  New Tastykake product introductions and the continued expansion of Tastykake products in our DSD markets drove the branded cake increase. The increase in store branded retail sales was mostly attributable to increases in sales of store branded buns, rolls and cake, partially offset by declines in store branded white bread. Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice, partially offset by decreases in price/mix.

DSD Segment Sales.

	For the Twelve Weeks Ended October 10, 2015		For the Twelve Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$471,353	63.2	$448,205	62.8	5.2
Store branded retail	108,733	14.5	108,210	15.2	0.5
Non-retail and other	166,181	22.3	157,431	22.0	5.6
Total	$746,267	100.0	$713,846	100.0	4.5

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.2
Volume	2.9
Acquisition	1.4
Total percentage change in sales	4.5

Sales category discussion

Sales increased mainly due to volume growth in branded retail and non-retail sales and the DKB acquisition contribution. The increase in branded retail sales was due primarily to the DKB acquisition contribution and volume increases from brands we acquired as part of the Acquired Hostess Bread Assets.  Additionally, sales growth in our expansion markets and growth in our branded cake brand, Tastykake, from new product introductions and further expansion in our DSD markets led to the increase. Volume gains in store branded buns and rolls was mostly offset by volume declines in store branded white bread resulting in a modest increase in store branded retail sales. The increase in non-retail and other sales was primarily due to volume increases in foodservice.

Warehouse Segment Sales.

	For the Twelve Weeks Ended October 10, 2015		For the Twelve Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$29,397	21.1	$29,112	22.2	1.0
Store branded retail	28,984	20.9	27,727	21.2	4.5
Non-retail and other	80,654	58.0	74,247	56.6	8.6
Total	$139,035	100.0	$131,086	100.0	6.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.6
Volume	5.5
Total percentage change in sales	6.1

Sales category discussion

The increase in branded retail was primarily due to price/mix increases, partially offset by volume declines.  Store branded retail sales increased mostly due to volume increases in store branded cake. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to increases in foodservice driven by new foodservice products for certain of our customers.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.5	26.0	(0.5)
Workforce-related costs	14.3	14.1	0.2
Packaging	4.6	4.6	—
Utilities	1.7	1.8	(0.1)
Other	6.3	5.9	0.4
Total	52.4	52.4	—

Ingredient costs decreased primarily due to lower prices for flour and sweeteners, lower stales and higher outside purchases of product (sales with no associated ingredient costs), partially offset by substantial increases in egg prices.  The increase in the outside purchased products is reflected in the other line item above of which the majority relates to higher outside purchases for certain of the DKB products due to capacity constraints.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.0	23.5	(0.5)
Workforce-related costs	12.5	12.4	0.1
Packaging	3.3	3.4	(0.1)
Utilities	1.6	1.8	(0.2)
Other	8.2	7.6	0.6
Total	48.6	48.7	(0.1)

The DSD Segment’s decrease in ingredient costs as a percent of sales was largely due to lower prices for flour and sweeteners and increased product purchases from the Warehouse Segment (sales with no associated ingredient costs).  Lower stales and increases in outside purchases of product also contributed to the ingredient decrease, partially offset by a sharp increase in egg prices. The increase in the other line item was due mostly to increases in outside purchases of product, largely attributable to the DKB products due to capacity constraints, and increased product purchases from the Warehouse Segment.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.7	39.4	(0.7)
Workforce-related costs	23.8	23.8	—
Packaging	11.7	11.1	0.6
Utilities	2.0	2.1	(0.1)
Other	(3.1)	(3.5)	0.4
Total	73.1	72.9	0.2

Ingredient costs decreased primarily due to increases in outside purchases of product (sales with no associated ingredient costs) and lower flour and sweeteners prices, partially offset by significant price increases for eggs and increased sales of product to the DSD Segment (ingredient costs with no associated sales). Packaging costs increased as a percent of sales primarily due price/mix increases and increased sales of product to the DSD Segment (packaging costs with no associated sales). The other line item reflects the increase in outside purchases of product and lower efficiencies, partially offset by increased product sales to the DSD Segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.8	16.7	0.1
Distributor distribution fees	13.4	13.5	(0.1)
Other	6.2	5.6	0.6
Total	36.4	35.8	0.6

The increase in workforce-related costs as a percent of sales was primarily due to higher employee incentive costs in the current year quarter, partially offset by improvements at Lepage Bakeries, Inc. (“Lepage”) and cost saving initiatives we have implemented.  Acquisition-related costs of $5.0 million, or 60 basis points as a percent of sales, drove the increase in the other line item component along with higher consulting costs, somewhat offset by lower distribution costs as a percent of sales due to lower fuel prices.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.9	16.8	0.1
Distributor distribution fees	16.0	16.0	—
Other	5.2	5.4	(0.2)
Total	38.1	38.2	(0.1)

The modest increase in workforce-related costs as a percentage of sales was attributable to higher employee incentive costs in the current year which were mostly offset by higher costs in the prior comparable period related to the Lepage integration and cost saving initiatives that we have implemented. Lower distribution costs as a percent of sales, resulting from lower fuel costs, and lower marketing expenses contributed to the decrease in the other line item component.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.6	7.2	0.4
Freezer storage/rent	2.1	2.1	—
Distribution costs (includes freight and shipping and hauling)	2.2	2.0	0.2
Other	4.2	4.1	0.1
Total	16.1	15.4	0.7

Higher employee incentive costs in the current year quarter as compared to the prior year quarter drove the increase in workforce-related costs. Distribution costs increased due to a shift in product mix resulting in more product being delivered to customers as opposed to being picked up by the customer.

Depreciation and Amortization. Depreciation and amortization expense was relatively consistent with the prior comparable period. We anticipate amortization expense to increase in the fourth quarter of fiscal 2015 due to the substantial increase in amortizable assets related to the DKB and Alpine acquisitions.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Operating income (loss)	% Favorable (Unfavorable)
DSD Segment	9.0
Warehouse Segment	(3.7)
Unallocated corporate	(68.0)
Consolidated	(0.9)

The increase in the DSD Segment income was driven by increased sales and lower ingredient costs as a percent of sales.  The decrease in the Warehouse Segment income from operations was primarily due to higher selling, distribution and administrative costs as a percent of sales and lower efficiencies. The unfavorable change in unallocated corporate expenses was primarily due to $5.0 million of acquisition-related costs for the DKB and Alpine acquisitions and higher employee incentive and consulting costs, partially offset by lower stock-based compensation expense due to the lower expected vesting percentage of the ROIC shares awarded in fiscal 2014.

Net Interest Expense. The decrease was related to lower average amounts outstanding under the company’s debt arrangements which decreased interest expense and higher interest income due to increases in distributor notes receivables outstanding.  We drew down on our credit facilities late in the third quarter to fund the DKB acquisition and early in the fourth quarter to fund the Alpine acquisition and expect net interest expense to increase in the fourth quarter of fiscal 2015.

Income Taxes. The effective tax rate for the twelve weeks ended October 10, 2015 was 36.4% compared to 35.3% in the third quarter of the prior year. The increase in the rate was primarily related to certain nondeductible acquisition-related costs and a reduction in the Section 199 qualifying production activities deduction.  The adjustment to the year to date tax expense to reflect the increased annualized effective tax rate also increased the third quarter 2015 effective tax rate.  The most significant differences in the effective rate and the statutory rate were related to state income taxes, partially offset by reductions for the Section 199 qualifying production activities deduction.

FORTY WEEKS ENDED OCTOBER 10, 2015 COMPARED TO FORTY WEEKS ENDED OCTOBER 4, 2014

Consolidated Sales.

	For the Forty Weeks Ended October 10, 2015		For the Forty Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,655,507	56.7	$1,610,870	56.1	2.8
Store branded retail	453,906	15.5	473,275	16.5	(4.1)
Non-retail and other	810,729	27.8	787,495	27.4	3.0
Total	$2,920,142	100.0	$2,871,640	100.0	1.7

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.4
Volume	1.0
Acquisition	0.3
Total percentage change in sales	1.7

Sales category discussion

The favorable pricing/mix was primarily due to a shift in mix from lower margin store branded bread and rolls and the non-retail tortilla business we exited in the second half of fiscal 2014 to higher margin branded bread and rolls and foodservice products, partially offset by a competitive pricing environment.  The increase in branded retail sales was largely due to volume increases in branded bread driven by the brands we acquired as part of the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets that we entered into in the last five years), partially offset by declines due to pricing/mix. Additionally, the DKB acquisition sales contributed to the branded retail increase. The decrease in store branded retail sales was primarily due to exiting certain store branded business in the second half of fiscal 2014 and declines in store branded cake. Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice, partially offset by decreases in contract manufacturing from exiting the non-retail tortilla business.

DSD Segment Sales.

	For the Forty Weeks Ended October 10, 2015		For the Forty Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,555,354	63.1	$1,510,823	62.6	2.9
Store branded retail	358,404	14.6	376,195	15.6	(4.7)
Non-retail and other	550,641	22.3	526,314	21.8	4.6
Total	$2,464,399	100.0	$2,413,332	100.0	2.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.3
Volume	1.4
Acquisition	0.4
Total percentage change in sales	2.1

Sales category discussion

Sales increased mainly due to volume growth in branded retail and non-retail sales and the DKB acquisition contribution, partially offset by volume declines in the store branded category. The increase in branded retail sales was due primarily to volume increases from the Acquired Hostess Bread Assets, sales growth in our expansion markets and the DKB acquisition, partially offset by declines due to pricing/mix. The decrease in store branded retail was due primarily to exiting certain store branded business in the second half of fiscal 2014. The increase in non-retail and other sales was primarily due to increases in foodservice sales.

Warehouse Segment Sales.

	For the Forty Weeks Ended October 10, 2015		For the Forty Weeks Ended October 4, 2014		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$100,153	22.0	$100,047	21.8	0.1
Store branded retail	95,502	21.0	97,080	21.2	(1.6)
Non-retail and other	260,088	57.0	261,181	57.0	(0.4)
Total	$455,743	100.0	$458,308	100.0	(0.6)

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	—
Volume	(0.6)
Total percentage change in sales	(0.6)

Sales category discussion

Store branded retail decreased primarily due to volume decreases in store branded cake. The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to exiting the tortilla business in the second half of fiscal 2014, decreases in mix sales and overall non-retail price/mix declines, partially offset by volume growth in foodservice.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.2	26.0	(0.8)
Workforce-related costs	14.0	13.8	0.2
Packaging	4.7	4.6	0.1
Utilities	1.6	1.7	(0.1)
Other	6.1	6.0	0.1
Total	51.6	52.1	(0.5)

Overall, the decrease was attributable to lower ingredient costs as a percent of sales, improved efficiency and higher costs in the prior comparable period associated with the sold tortilla facility. Ingredient costs decreased as a percent of sales largely due to lower prices for flour and sweeteners and lower stales, partially offset by higher egg prices. Increases in workforce-related costs as a percent of sales primarily resulted from increased headcount due to the addition of production lines, partially offset by higher costs in fiscal 2014 related to the sold tortilla facility.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	22.7	23.6	(0.9)
Workforce-related costs	12.2	12.1	0.1
Packaging	3.3	3.4	(0.1)
Utilities	1.6	1.7	(0.1)
Other	8.0	7.3	0.7
Total	47.8	48.1	(0.3)

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

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.9	38.8	0.1
Workforce-related costs	23.7	22.6	1.1
Packaging	11.9	10.9	1.0
Utilities	1.9	1.9	—
Other	(4.3)	(0.6)	(3.7)
Total	72.1	73.6	(1.5)

The Warehouse Segment’s decrease was largely due to exiting the lower margin non-retail tortilla business in the second half of fiscal 2014 and a shift in mix from lower margin store branded cake to higher margin foodservice products. Increases in sales of product to the DSD Segment increased workforce-related costs (workforce-related costs with no associated sales) as a percent of sales, partially offset by increased outside purchases of product (sales with no associated costs). Packaging costs increased primarily due to price/mix increases and increased sales to the DSD Segment (packaging costs with no associated sales). The other line item reflects decreases in purchases of product from the DSD Segment, mainly the tortilla products from the tortilla business we exited in fiscal 2014, and increases in sales of product to the DSD Segment, partially offset by increases in outside purchases of product. Lower efficiencies partially offset the overall decrease.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.0	17.3	(0.3)
Distributor distribution fees	13.6	13.3	0.3
Other	5.9	5.5	0.4
Total	36.5	36.1	0.4

The workforce-related costs decreased as a percent of sales primarily due to converting to independent distributors in newer markets, implementing cost saving initiatives and higher costs in the prior comparable period associated with the Lepage integration.  Distributor distribution fees increased as a percent of sales due to the conversions discussed above. Acquisition-related costs of $5.0 million, or 20 basis points as a percent of sales, as well as higher legal and consulting costs largely resulted in the other line item component increase. Lower distribution costs as a percent of sales, due partly to lower fuel costs, partially offset the overall increase.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	16.9	17.5	(0.6)
Distributor distribution fees	16.1	15.8	0.3
Other	5.3	5.4	(0.1)
Total	38.3	38.7	(0.4)

The decrease in workforce-related costs as a percent of sales was attributable to the conversion to independent distributors in newer markets, improvements at Lepage and implementing cost saving initiatives. The distributor distribution fees as a percent of sales increased due to the conversion to independent distributors.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 10, 2015 % of sales	October 4, 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.8	7.5	0.3
Freezer storage/rent	2.1	1.9	0.2
Distribution costs (includes freight and shipping and hauling)	2.1	2.0	0.1
Other	4.2	3.9	0.3
Total	16.2	15.3	0.9

The overall increase in selling, distribution and administrative expenses was primarily driven by higher employee incentive costs and lower sales which spread the costs over a smaller sales base.

Impairment of Assets. Refer to the discussion in the “Overview” section above.

Depreciation and Amortization. Depreciation and amortization expense as a percent of sales was consistent with the prior comparable period. We anticipate amortization expense to increase in the fourth quarter of fiscal 2015 due to the substantial increase in amortizable assets related to the DKB and Alpine acquisitions.

  Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Operating income (loss)	% Favorable (Unfavorable)
DSD Segment	10.6
Warehouse Segment	5.7
Unallocated corporate	(43.3)
Consolidated	5.3

The increase in the DSD Segment income from operations was largely attributable to sales increases, lower ingredient costs as a percent of sales and the decrease in the asset impairment charge of $2.2 million discussed in the “Overview” section above. The increase in the Warehouse Segment income from operations was primarily due to exiting lower margin business in the second half of fiscal 2014, largely the non-retail tortilla business and certain store branded cake business, partially offset by higher selling, distribution and administrative costs as a percent of sales. The unfavorable increase in unallocated corporate expenses was primarily due to $5.0 million of acquisition-related costs associated with the DKB and Alpine acquisitions, higher legal and consulting costs and lower pension income in the current period as compared to the same period in the prior year.

Net Interest Expense. The decrease was related to lower average amounts outstanding under the company’s debt arrangements which decreased interest expense and higher interest income resulting from the increase in distributor notes receivables outstanding. We expect net interest expense to increase in the fourth quarter of fiscal 2015 due to higher amounts outstanding under our debt facilities from funding the DKB acquisition (late in the third quarter of fiscal 2015) and Alpine acquisition (early in the fourth quarter of fiscal 2015).

Income Taxes. The company’s effective tax rate was 35.4% and 35.1%for the forty weeks ended October 10, 2015 and October 4, 2014, respectively. The increase in the rate was primarily related to certain nondeductible acquisition-related costs and a reduction in the Section 199 qualifying production activities deduction. The most significant differences in the effective rate and the statutory rate were related to state income taxes, partially offset by reductions for the Section 199 qualifying production activities deduction.

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

On September 12, 2015, the acquisition of DKB described in the Overview section above required approximately $281.7 million in cash (excluding acquisition-related costs).  This transaction was financed with cash on hand, funds available under the accounts receivable securitization facility and funds available under the credit facility.  On October 13, 2015, subsequent to our third quarter, we completed the acquisition of Alpine, a family-owned producer of certified organic and all-natural breads in the U.S., for approximately $108.0 million in cash funded by our existing credit facilities and the issuance of 481,540 shares of our common stock.  The Alpine acquisition is not included in the Liquidity discussion below since it occurred after our third quarter.

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

Liquidity discussion for the forty weeks ended October 10, 2015 and October 4, 2014

Cash and cash equivalents were $8.8 million at October 10, 2015 as compared to $7.5 million at January 3, 2015. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Forty Weeks Ended
Cash flow component	October 10, 2015	October 4, 2014	Change
Cash flows provided by operating activities	$280,542	$220,242	$60,300
Cash disbursed for investing activities	(333,098)	(30,309)	(302,789)
Cash provided by (disbursed for) financing activities	53,813	(190,388)	244,201
Total change in cash	$1,257	$(455)	$1,712

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	Change
Depreciation and amortization	$99,704	$98,686	$1,018
Impairment of assets	2,275	4,489	(2,214)
Stock-based compensation	13,291	14,186	(895)
Loss reclassified from accumulated other comprehensive income to net income	6,205	3,658	2,547
Deferred income taxes	11,029	8,244	2,785
Provision for inventory obsolescence	839	1,026	(187)
Bad debt expense (allowance for accounts receivable)	2,340	3,206	(866)
Pension and postretirement plans income	(4,677)	(7,730)	3,053
Other non-cash items	(1,913)	(4,122)	2,209
Net non-cash adjustment to net income	$129,093	$121,643	$7,450
Net cash used for working capital requirements and pension contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	Change
Changes in accounts receivable, net	$(19,710)	$(6,873)	$(12,837)
Changes in inventories, net	(10,461)	1,971	(12,432)
Changes in hedging activities, net	(8,387)	(16,286)	7,899
Changes in other assets, net	(2,377)	(12,088)	9,711
Changes in accounts payable, net	31,214	(3,798)	35,012
Changes in other accrued liabilities, net	14,225	943	13,282
Qualified pension plan contributions	(10,000)	(12,999)	2,999
Net changes in working capital and pension contributions	$(5,496)	$(49,130)	$43,634

The pension and postretirement plan income decreased from the forty weeks ended October 4, 2014 to the forty weeks ended October 10, 2015 due to the performance of the plan’s assets during fiscal 2014 and the new mortality tables which increased our pension benefit obligations at the end of our fiscal 2014. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and were due to sales increases. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, deferred tax liabilities, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at October 10, 2015. As of October 10, 2015 and January 3, 2015, the company had $17.2 million and $16.1 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

We contributed $10.0 million to our qualified pension plans during the forty weeks ended October 10, 2015 and we do not expect to make any additional contributions to these plans this fiscal year.  We do expect to pay an additional $0.2 million in nonqualified pension benefits from corporate assets during the fourth quarter of fiscal 2015. The contributions to qualified pension plans were discretionary.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

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

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 10, 2015 and October 4, 2014 (amounts in thousands):

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	Change
Purchase of property, plant, and equipment	$(61,258)	$(58,564)	$(2,694)
Repurchase of independent distributor territories	(16,255)	(14,845)	(1,410)
Principal payments from notes receivable	19,916	17,436	2,480
Acquisition of businesses, net of cash acquired	(280,848)	—	(280,848)
Contingently refundable consideration	—	7,500	(7,500)
Acquisition of intangible assets	(5,000)	—	(5,000)
Proceeds from sale of property, plant and equipment	10,347	18,164	(7,817)
Net cash disbursed for investing activities	$(333,098)	$(30,309)	$(302,789)

Net cash disbursed for investing activities included the DKB acquisition, net of cash acquired, of $280.8 million and the Roman Meal trademark acquisition of $5.0 million in the first quarter of fiscal 2015. Capital expenditures for the DSD Segment and Warehouse Segment were $50.1 million and $6.7 million, respectively. The company currently estimates capital expenditures of approximately $85.0 million to $95.0 million on a consolidated basis during fiscal 2015. There were more asset sales from assets currently classified as held for sale during the current period as compared to the prior comparable period.

Cash Flows Provided by (Disbursed for) Financing Activities. The table below presents net cash disbursed for financing activities for the forty weeks ended October 10, 2015 and October 4, 2014 (amounts in thousands):

	For the Forty Weeks Ended
	October 10, 2015	October 4, 2014	Change
Dividends paid	$(89,672)	$(74,493)	$(15,179)
Exercise of stock options, including windfall tax benefit	27,313	24,235	3,078
Payment of debt issuance costs and financing fees	(602)	(577)	(25)
Stock repurchases	(6,858)	(19,791)	12,933
Change in bank overdrafts	(10,868)	(3,002)	(7,866)
Net debt and capital lease obligations changes	134,500	(116,760)	251,260
Net cash provided by (disbursed for) financing activities	$53,813	$(190,388)	$244,201

Our dividends paid increased due to an increased dividend payout rate. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future, we will have additional working capital needs to meet these increased payouts.  Stock option exercises and the associated tax windfall benefit increased due to more exercises in the current fiscal year as compared to the same period in the prior year. As of October 10, 2015 there were nonqualified stock option grants of 4.5 million shares that were exercisable. These have a remaining contractual life of approximately 1.63 years and a weighted average exercise price of $10.96 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs and financing fees increased because we incurred fees of $0.6 million for amending our accounts receivable securitization facility and unsecured credit facility, as described below. The change in bank overdraft was a function of our cash receipts at the end of fiscal 2014. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily because we drew down on our facilities to fund the DKB acquisition, net of the repayments on our new term loan and our credit facilities.

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

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, and Credit Facility

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of October 10, 2015, there were $170.0 million outstanding under the facility compared to no amounts outstanding as of January 3, 2015.  As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On October 10, 2015, the company had $0.9 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.2 million in financing costs was paid during fiscal 2015 for the second and third amendments.

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the new term loan on July 18, 2013 (the “borrowing date”).

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of October 10, 2015 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2015	$7,500
2016	$67,500
2017	$112,500
2018	$60,000

On February 14, 2014, we entered into an amendment to the new term loan, which was accounted for as a modification of the debt, favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 10, 2015 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

At October 10, 2015, there was $40.0 million outstanding under the credit facility.  There were $53.0 million in outstanding borrowings under the credit facility at January 3, 2015.  The highest outstanding daily balance during the forty weeks ended October 10, 2015 was $75.0 million and the lowest outstanding balance was zero.  Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. During the forty weeks ended October 10, 2015, the company borrowed $436.0 million in revolving borrowings under the credit facility and repaid $449.0 million in revolving borrowings. The amount available under the credit facility is reduced by $16.9 million for letters of credit. On October 10, 2015, the company had $443.1 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB (Standard & Poor’s upgraded the company from a BBB- credit rating on September 16, 2015), respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Uses of Cash

On October 13, 2015, subsequent to our third quarter ended October 10, 2015, we completed the acquisition of Alpine, a family-owned producer of certified organic and all-natural breads in the U.S., for approximately $108.0 million in cash and the issuance of 481,540 shares of our common stock.

We completed the DKB acquisition on September 12, 2015, which required approximately $281.7 million in cash inclusive of payments for certain tax benefits (excluding acquisition-related costs).  This transaction was financed with cash on hand, funds available under the facility and funds available under the credit facility.

On August 18, 2015 the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on September 15, 2015 to shareholders of record on September 1, 2015. The dividend payment was $30.5 million. On June 5, 2015, the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on July 2, 2015 to shareholders of record on June 19, 2015.  This dividend payment was $30.5 million. On February 20, 2015, the Board of Directors declared a dividend of $0.1325 per share on the company’s common stock that was paid on March 20, 2015 to shareholders of record on March 6, 2015. This dividend payment was $27.8 million.  Dividends of $0.9 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

Our Board of Directors has approved a plan that authorizes share repurchases of up to 67.5 million shares of the company’s common stock. At the Board of Directors meeting in November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the forty weeks ended October 10, 2015, 0.3 million shares, at a cost of $6.9 million, of the company’s common stock were purchased under the plan. From the inception of the plan through October 10, 2015, 60.9 million shares, at a cost of $504.1 million, have been purchased.

During the first quarter of fiscal 2015, the company paid $16.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.  An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award were also paid during the first quarter.

During the forty weeks ended October 10, 2015, the company contributed a total of $10.0 million to our qualified pension plans. We do not expect to make any additional contributions to these plans during the remainder of fiscal 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017 the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year making the effective date December 31, 2017, the first day of our fiscal 2018.  Early application is permitted but not before January 1, 2017.  The standard permits the use of either the modified retrospective or cumulative effect transition method.  We are in the process of determining the effect this guidance will have on our Condensed Consolidated Financial Statements and which transition method we will apply.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  Earlier application is permitted.  Based on the balances as of October 10, 2015, the adoption of this guidance will require us to reclassify $4.0 million of unamortized debt issuance costs from other long term assets to long term debt.

In April 2015, the FASB issued guidance to provide a practical expedient permitting applicable entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Earlier application is permitted.  The company does not anticipate this guidance having a material impact on our Condensed Consolidated Financial Statements.

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

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This update also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Condensed Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  There will be a potential impact as long as our purchase price allocation remains preliminary at the end of the reporting period.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 10, 2015, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(11.1) million. Of this fair value, $(8.0) million is based on quoted market prices and $(3.1) million is based on models and other valuation methods. Approximately $(0.6) million of this fair value relates to instruments that will be utilized in fiscal 2015, $(10.6) million that will be utilized in fiscal 2016, and $0.1 million that will be utilized in fiscal 2017.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 10, 2015, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $10.3 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO, CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 10, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, the company is also aware of ten other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

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

Date: November 12, 2015

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

2.6	**	—

Stock Purchase Agreement, dated as of August 12, 2015, by and among Flowers Foods, Inc., AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, and Flowers Bakeries, LLC.

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

10.11	*	—

Third Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 20, 2015, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent.

10.12	+	—

Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.13	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.14	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.15	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.16	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.17	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.18	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.19	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.20	+	—

Form of 2011 Nonqualified Stock Option Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.17 to Flowers Foods’ Annual Report on Form 10-K, dated February 23, 2011, File No. 1-16247).

10.21	+	—

Flowers Foods, Inc. Change of Control Plan, dated as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.22	+	—

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

10.26	+	—

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended October 10, 2015.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**

Filed herewith; portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24B-2 promulgated under the Securities Exchange Act of 1934. Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Flowers Foods, Inc. undertakes to furnish supplementary copies of any such omitted schedules upon request to the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement