Form 10-K
period 2016-01-02
FLOWERS FOODS INC
filed 2016-02-24
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on the New York Stock Exchange on July 18, 2015 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,212,236,667.

On February 18, 2016, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 212,296,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 26, 2016, which will be filed with the Securities and Exchange Commission on or about April 12, 2016, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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
•

disruptions in our direct-store-delivery distribution model, including litigation or an adverse ruling by a court or regulatory or governmental body that could affect the independent contractor classifications of the independent distributors;

•	increases in employee and employee-related costs, including funding of pension plans;
•	the credit, business, and legal risks associated with independent distributors and customers, which operate in the highly competitive retail food and foodservice industries;
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

ii

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

From 2003 through 2015, Flowers Foods executed its growth strategy to reach more of the U.S. population with fresh breads, buns, rolls, and snack cakes through its direct-store-delivery segment. During this time frame, the company’s geographic market for its fresh bakery products and brands grew from about 38% of the U.S. population to approximately 85%.

As used herein, references to “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods” include the historical operating results and activities of the business operations that comprised Flowers Foods, Inc., as of January 2, 2016.

The Company

Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total sales) operates 39 bakeries that market a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a direct-store-delivery model to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment (16% of total sales) operates 10 bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers, which are delivered through customers’ warehouse channels and one bakery mix plant.

At the end of fiscal 2015, the DSD Segment’s fresh bakery foods were available to approximately 85% of the U.S. population. Our DSD Segment is comprised of approximately 5,100 independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in their geographic markets. The company has approximately 600 company-owned territories with the distribution rights for those territories available for sale and an additional 230 company owned and operated territories with the distribution rights that are not available for sale.

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

DSD Segment Brands/Company Owned	DSD Segment Brands/Franchised/Licensed	Warehouse Segment Brands/Company Owned
Nature's Own	Sunbeam	Mrs. Freshley's
Wonder	Bunny	European Bakers
Whitewheat	Holsum	Broad Street Bakery
Cobblestone Bread Company		Alpine Valley Bread Company
Tastykake
Home Pride
Merita
Dave's Killer Bread
Country Kitchen
Roman Meal

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

Grow Sales

As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery products that are responsive to changing consumer needs and preferences using market research and the strength of our well-established brands. We establish and strengthen our brands in existing and new markets by focusing on product quality, offering a broad and diverse product line, and providing exceptional customer service. We expand our geographic reach by making strategic acquisitions and expanding from our existing bakeries into new markets. We believe our growth strategy has proven successful, evidenced by our sales and net income compound average annual growth rate of 8.1% and 6.7%, respectively, over the last five years. Our strategy encompasses specific efforts for growth through acquisitions, market expansions, and core markets.

Acquisitions

Growth through acquisitions has been an important component of our strategy. Since our initial public offering in 1968, we have made over 100 acquisitions. Over the last ten years we have completed fourteen acquisitions that, at the time of each acquisition, added approximately $2.0 billion in annual revenue in the aggregate. Other than the Sara Lee California and the Acquired Hostess Bread Assets acquisitions discussed below, our primary acquisition targets have historically been independent/regional baking companies in areas of the country where we have not previously had access to market our fresh baked foods. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details of each of the acquisitions described below.

Alpine Valley Bread acquisition (2015)

On October 13, 2015, the company completed the acquisition of Alpine Valley Bread Company (“Alpine”), a family-owned producer of certified organic and all natural breads in the U.S. The acquisition is intended to expand our penetration into the fast growing organic market and provide additional organic production capacity.

Dave’s Killer Bread acquisition (2015)

On September 12, 2015, the company completed the acquisition of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread.  We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of a bun line in Modesto, California from ARYZTA that now serves the California market.

Hostess bread assets acquisition (2013)

On July 19, 2013, the company completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride, and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). We began re-introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace near the end of the third quarter of fiscal 2013.

Sara Lee California acquisition (2013)

On February 23, 2013, the company completed its acquisition of certain assets and trademark licenses from BBU, Inc., a subsidiary of Grupo Bimbo S.A.B. de C.V. (“BBU”). The company acquired from BBU in the acquisition: (1) perpetual, exclusive, and royalty-free licenses to the Sara Lee and Earthgrains brands for sliced breads, buns, and rolls in the state of California and (2) a closed bakery in Stockton, California that we have since sold to a third party. In addition, we received a perpetual, exclusive, and royalty-free license to the Earthgrains brand for a broad range of fresh bakery products in the Oklahoma City, Oklahoma market area.

Expansion Markets

In 2011, we announced a specific market expansion goal: to serve a geographical area that includes at least 75% of the U.S. population by 2016 with DSD distribution. At the end of 2015, we had expanded our population reach to approximately 85%, adding an additional 16 states for a total of 41. We exceeded our goal by expanding the reach of our existing bakeries into new territories and acquiring independent bakers in strategic locations.

Our market expansion efforts are driven by our individual bakeries as they extend their service boundaries by serving new customers in markets adjacent to their current service areas. They accomplish this by partnering with retail and foodservice customers to serve new locations, adding our direct-store-delivery model, and working to reach new customers in the targeted growth area.

Core Markets

Our strategy for growth in core markets includes introducing new products to serve both retail and foodservice customers. We have been successful in developing innovative products that gained consumer acceptance. A list of new products introduced in fiscal 2015 can be found below in the Brands & Products discussion.

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

From 2010 through 2015, we invested $420.2 million in capital projects. We believe this consistent, yearly investment in our bakeries has given us a competitive edge in the industry and we are committed to maintaining that advantage by continuing our investments in new technology and improved processes.

During the second quarter of fiscal 2015, we opened the bread line at our Lenexa bakery which was acquired as part of the Acquired Hostess Bread Assets in July 2013.  We opened the bun line during the third quarter of fiscal 2015.  The bakery produces products for the Kansas, eastern Oklahoma, Missouri, and Nebraska markets under the Nature’s Own, Wonder, and Home Pride brands. During fiscal 2015, we closed a DSD Segment production facility located in Morristown, Tennessee and relocated the production to one of our other DSD Segment bakeries located in Knoxville, Tennessee.  The purpose was to take advantage of more efficient production capacity available at the Knoxville, Tennessee bakery.

On July 27, 2013, we completed the acquisition of a bun line in Modesto, California that now serves the California market. Also in 2013, we announced that we began production at our Henderson, Nevada bakery, which was acquired as a part of the Acquired Hostess Bread Assets. This bakery produces products for markets in southern Nevada and parts of California.

During the second quarter of fiscal 2014, we opened our Knoxville, Tennessee bakery that was acquired as a part of the Acquired Hostess Bread Assets. This bakery operates bread and bun lines and increased our production capacity for markets in Tennessee, Kentucky, and Ohio.  We also opened a bun line at the Henderson, Nevada bakery and added a bread line to the Modesto, California bakery during fiscal 2014.  These bakeries increased our production capacity for the California and Nevada markets.

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
•

Improving our shipping and logistics. In fiscal 2009, we began to roll out a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of fiscal 2015, we had installed this automated shipping system in 36 of our bakeries. We intend to install this system in six to eight additional locations during fiscal 2016.

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

We employ approximately 10,900 people. Approximately 1,150 of these employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

Brands & Products

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., and its compound annual growth rate in retail sales since 2000 has been 10.1%. The Nature’s Own sales, at retail, were $1.1 billion for fiscal 2015.

Our DSD Segment brand activities during fiscal 2015 include the following:

•

Nature’s Own Honey Wheat is the number one selling Fresh Packaged Bread uniform parcel code (“UPC”) in the U.S. Nature’s Own had three of the top five UPC’s in the Fresh Packaged Bread category during the fourth quarter of fiscal 2015 (source: IRI Total US MultiOutlet).

•

Wonder brand Classic White Loaf returned to the market in 2013, and is continuing to be introduced into new markets in fiscal 2016, gaining the #1 selling branded White Loaf in six U.S. markets: Boston, MA, Hartford, CT/Springfield, MA, Kansas City, KS, Memphis, TN, New York, NY, and Providence, RI (source: IRI Total US MultiOutlet).

•

Home Pride brand Wheat Loaf returned to the market in 2013, and is continuing to be introduced into new markets in fiscal 2016, to become the #1 selling branded Soft Variety Loaf in four U.S. markets: Las Vegas, NV, Los Angeles, CA, Sacramento, CA and San Francisco/Oakland, CA (source: IRI Total US MultiOutlet).

•

We launched Cobblestone Bread Co. (“CBC”) brand of premium specialty bread, buns and rolls in 2014. CBC gets its inspiration from the restaurant and sandwich shop industry. CBC grew to $97.7 million in sales, at retail, for fiscal 2015 (source: IRI Total US MultiOutlet).

•

We acquired DKB, the largest organic bread brand in North America, in September 2015.  Its products have no artificial ingredients and are certified USDA organic, Non-GMO Project verified and are rich with protein, fiber and whole grains, and are seeded all the way around and through.  DKB products are distributed in our DSD Segment.  This acquisition adds a new category, products, and customers.  We intend to expand our geographic reach into the Pacific Northwest as we implement our strategy.

•

We acquired Alpine, a U.S. family-owned producer of certified organic all natural breads, in October 2015.  This acquisition provides an organic brand for distribution in our Warehouse Segment.  In addition, we will utilize excess production capacity to produce organic all natural breads for western markets.

•

Tastykake brought a variety of new products to the market in fiscal 2015, including four flavors of Danish, Multi Pack Honey Buns, and three flavors of Mini Cupcakes which give consumers a delicious, portable and sharable new treat. New this year, the brand also introduced a seasonal calendar which included seasonal inspired flavors of Mini Donuts and Kandy Kakes. Flavors included Salted Caramel, Red Velvet, Blueberry, Orange Crème, Key Lime, Caramel Apple, Pumpkin Spice, Karrot Kake and Gingerbread.

•

Seasonal products received several national features. The most notable features and awards include: (1) the featuring of Caramel Apple Mini Donuts, Salted Caramel Kandy Kakes and Gingerbread Kandy Kakes on delish.com’s seasonal round ups, (2) a digital feature for fall mini donuts on Women's Day Magazine Instagram, and (3) best new product award for Salted Caramel Minis donuts by Progressive Grocer Editors.

Our Warehouse Segment markets a line of organic and specialty breads and rolls under the Alpine Valley Bread, European Bakers brand and proprietary breads, buns, and rolls for specific foodservice customers. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Our Warehouse Segment products are distributed nationally through retail, foodservice and vending customer warehouses.

In fiscal 2015, we had the following initiatives for the Mrs. Freshley’s brand:

Mrs. Freshley’s brought several innovative new products to market.  These new product introductions included Red Velvet Cupcakes, Cinnamon Twirls and Cinnamon Mini Donuts both made with Cinnabon Cinnamon Vanilla and Chocolate Icers (iced crème filled layer cakes).

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

Customers

Our top 10 customers in fiscal 2015 accounted for 43.5% of sales. During fiscal 2015, our largest customer, Walmart/Sam’s Club, represented 19.3% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart was the only customer to account for 10.0% or more of our sales during fiscal years 2015, 2014 and 2013.

Our fresh baked foods customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 276 such stores, and reported sales of $82.2 million during fiscal 2015 related to these outlets.

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

Distribution

Distributing fresh bakery foods through a direct-store-delivery model is a complex process. It involves determining appropriate order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, stocking shelves, maintaining special displays, and visiting customers frequently to ensure adequate inventory and removing unsold goods.

To get fresh bakery foods to market, we use a network of approximately 5,930 territories to distribute Flowers DSD Segment brands in specified geographic markets. The company has sold the majority of the distribution rights for these territories to independent distributors under long-term financing arrangements. The independent distributor model is designed to provide retail and foodservice customers with superior service. Independent distributors, highly motivated by financial incentives from their distribution rights ownership, strive to increase sales by offering outstanding service and merchandising. Independent distributors have the opportunity to benefit directly from the enhanced value of their distribution rights resulting from higher branded sales volume.

The company has developed proprietary software on the hand-held computers that independent distributors use for daily ordering, transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee reduces the company’s selling, distribution and administrative expenses, and totaled $6.8 million in fiscal 2015, $6.6 million in fiscal 2014, and $5.2 million in fiscal 2013. Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. This model is designed to provide distributors with an adequate supply of the right mix of products to meet retail and foodservice customers’ immediate needs. We believe this system assists us in minimizing returns of unsold goods.

In addition to hand-held computers, we maintain an information technology (“IT”) platform that allows us to track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily real-time, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to forecast sales and improve our in-store product ordering by customer. This IT platform is integral to our hand-held computers.

We also use scan-based trading technology (referred to as “pay by scan” or “PBS”) to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During fiscal 2015 approximately $1.2 billion of our DSD Segment sales came through our PBS system.

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

Raw Materials

Our primary baking ingredients are flour, sweeteners, shortening, and water. We also use paper products, such as corrugated cardboard, films and plastics to package our bakery foods. We strive to maintain diversified sources for all of our baking ingredients and packaging products.  In addition, we are dependent on natural gas or propane as fuel for firing our ovens.

Commodities, such as our baking ingredients, periodically experience price fluctuations. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, domestic and international demand, or other unforeseen circumstances. We enter into forward purchase agreements and other derivative financial instruments in an effort to manage the impact of such volatility in raw material prices, but some organic ingredients do not offer the same hedging opportunities to reduce the impact of price volatility.  Any decrease in the supply available under these agreements and instruments could increase the effective price of these raw materials to us and significantly impact our earnings.

Regulations

As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency, the Department of Commerce, and the Department of Labor. We also are subject to the regulations of various state agencies, with respect to production processes, product quality, packaging, labeling, storage, distribution, labor, and local regulations regarding the licensing of bakeries and the enforcement of state standards and facility inspections. Under various statutes and regulations, these federal and state agencies prescribe requirements and establish standards for quality, purity, and labeling. Failure to comply with one or more regulatory requirements could result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.

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

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $35 billion at retail. This category is intensely competitive and underwent significant change in 2013. From a national standpoint, Flowers Foods is currently the number two company in the U.S. fresh baking industry based on market share.

In January 2012, Hostess filed for bankruptcy. By November 2012, Hostess, which had been in bankruptcy for six of the last nine years, ceased production and announced it would liquidate. This event impacted the industry as Hostess sales shifted to other producers to meet marketplace needs. These producers included Flowers, BBU (with Sara Lee, Arnolds, Thomas, and Entenmann’s brands), Campbell Soup Company (with the Pepperidge Farm brand), McKee Foods Corporation (Little Debbie) and smaller regional bakeries, retailer-owned bakeries, and store brands. The Hostess cake products were re-introduced into the market in July 2013 by a new and separate company formed by Apollo Global Management and C. Dean Metropoulous & Co.

The current competitive landscape for breads and rolls in the U.S. baking industry now consists of BBU, Flowers Foods, and Campbell Soup Company on a national or super-regional scale, together with independent regional bakers, local bakeries, and retailer-owned bakeries. The company faces significant competition from store brands (also known as “private label”) and products produced by independent bakers. While store brand breads and rolls have been offered by food retailers for decades, food retailers have put more emphasis on store brand products with the entry of mass merchandisers like Walmart and the ongoing consolidation of traditional supermarkets into much larger regional operations. In general, the store brand share of retail fresh packaged bread accounts for approximately 26% of the dollar sales and approximately 39% of unit sales and has remained stable for the past five years.

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

Competition for fresh packaged bakery snack products is based upon the ability to meet production and distribution demands of retail and vending customers at a competitive price. Primary national competitors for fresh packaged bakery snack products include Hostess cake products, McKee Foods Corporation (Little Debbie and Drake’s), ARYZTA (Cloverhill Bakery), and BBU.

Competitors for frozen bakery products include Alpha Baking Co., Inc., Rotella’s Italian Bakery, Highland Baking Company, United States Bakery, Turano Baking Company, and All Round Foods, Inc. Competition for frozen bakery products is based primarily on product quality and consistency, product variety and the ability to consistently meet production and distribution demands at a competitive price.

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

Commodities, such as flour, sweeteners, shortening, and water which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

In addition, we are dependent upon natural gas or propane for firing ovens. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing high-margin products to lower-margin products.

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

A disruption in the operation of our DSD distribution model could negatively affect our results of operations, financial condition and cash flows.

A material negative change in our relationship with the independent distributors, litigation or one or more adverse rulings by courts or regulatory or governmental bodies in various jurisdictions regarding our independent distributorship model, including actions or decisions that could affect the independent contractor classifications of the independent distributors, or an adverse judgment against the company for actions taken by the independent distributors could materially and negatively affect our financial condition, results of operations, and cash flows.

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

We have several large customers that account for a significant portion of our sales, and the loss of one of our large customers could adversely affect our results of operations. Our top ten customers accounted for 43.5% of our sales during fiscal 2015. Our largest customer, Walmart/Sam’s Club, accounted for 19.3% of our sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

From time to time, the company undertakes acquisitions or divestitures. In fiscal 2015, we acquired DKB and Alpine and in fiscal 2013 we acquired the Acquired Hostess Bread Assets, certain assets and the Sara Lee trademark licenses from BBU in California, and a bun line in Modesto, California. The success of these acquisitions, or any other acquisition or divestiture depends on the company’s ability to identify opportunities that help us meet our strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

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

Increasing legal complexity may negatively affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, disputes with current or former suppliers, claims by current or former independent distributors, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation. Litigation involving our independent distributor model and the independent contractor classification of the independent distributors, if determined adversely, could increase costs, negatively impact the business prospects of the independent distributors and subject us to incremental liability. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide products to customers.

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

The company has trusteed, noncontributory defined benefit pension plans covering certain employees maintained under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprised approximately 11.8% of all the pension plan assets as of January 2, 2016.

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

Allen L. Shiver Age 60 President and Chief Executive Officer

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

R. Steve Kinsey Age 55 Executive Vice President and Chief Financial Officer

Mr. Kinsey has been Executive Vice President and Chief Financial Officer of Flowers Foods since May 2008. Mr. Kinsey previously served as Senior Vice President and Chief Financial Officer of Flowers Foods from September 2007 to May 2008. Prior to that he served as Vice President and Corporate Controller of Flowers Foods from June 2003 to September 2007. Prior to that he served as Corporate Controller from March 2002 to June 2003. Prior to that he served as Director of Tax of Flowers Foods from 2001 to March 2002 and at Flowers Industries from June 1998 to 2001. Mr. Kinsey served as Tax Manager of Flowers Industries from July 1994 to June 1998. Mr. Kinsey joined the company in July 1989 as a Tax Associate.

Bradley K. Alexander Age 57 Executive Vice President and Chief Operating Officer

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

Stephen R. Avera Age 59 Executive Vice President, Secretary and General Counsel

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

D. Keith Wheeler Age 52 President, Flowers Bakeries

Mr. Wheeler was named President of Flowers Bakeries in July 2014. Mr. Wheeler previously served as a Senior Vice President of Flowers Foods’ West Coast Region from 2012 until July 2014. Prior to that time Mr. Wheeler served in various operational positions within the company, including bakery president, region controller, and director of both business systems and strategic planning.

Robert B. Hysell Age 57 President, Flowers Foodservice Group

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

Name, Age and Office	Business Experience

Marta Jones Turner Age 62 Executive Vice President of Corporate Relations

Ms. Jones Turner has been Executive Vice President of Corporate Relations of Flowers Foods since May 2008. Ms. Jones Turner previously served as Senior Vice President of Corporate Relations of Flowers Foods from July 2004 to May 2008. Prior to that time, she served as Vice President of Communications and Investor Relations from November 2002 until July 2004. She also served as Vice President of Public Affairs of Flowers Industries from September 1997 until November 2002 and Director of Public Relations of Flowers Industries from 1985 until 1997. Ms. Jones Turner joined the company in 1978.

Robert L. Benton, Jr. Age 58 Senior Vice President and Chief Manufacturing Officer

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

H. Mark Courtney Age 55 Senior Vice President of Sales

Mr. Courtney has been Senior Vice President of Sales of Flowers Bakeries since April of 2008. Prior to that time Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

David A. Hubbard Age 46 Senior Vice President and Chief Information Officer

Mr. Hubbard has been Senior Vice President and Chief Information Officer of Flowers Foods since December 2012. Prior to that he served as Vice President and Chief Information Officer from October 2011 to December of 2012. He previously served as Vice President, IT Technology and Development in 2011. Prior to that time, Mr. Hubbard was the IT Director, SAP Technology and eBusiness from 2003 through early 2011.

Karyl H. Lauder Age 59 Senior Vice President and Chief Accounting Officer

Ms. Lauder has been Senior Vice President and Chief Accounting Officer of Flowers Foods since May 2008. Ms. Lauder previously served as Vice President and Chief Accounting Officer of Flowers Foods from September 2007 to May 2008. Ms. Lauder previously served as Vice President and Operations Controller of Flowers Foods from 2003 to 2007. Prior to that time, she served as Division Controller for Flowers Bakeries Group from 1997 to 2003. Prior to that time, Ms. Lauder served as a Regional Controller for Flowers Bakeries after serving as Controller and in other accounting supervisory positions at various bakery locations since 1978.

Craig Parr Age 46 Senior Vice President of Finance and Chief Risk Officer

Mr. Parr has been Senior Vice President of Finance and Chief Risk Officer since October 2012. Prior to joining Flowers Foods, Inc., Mr. Parr was with The Andersons, Inc. for 20 years, where he served as vice president of risk management and food ingredient supply, and in various leadership positions in accounting, treasury, quantitative analysis and purchasing.

Dan W. Stone Age 59 Senior Vice President of Logistics and Chief Integration Officer

Mr. Stone has been Senior Vice President of Logistics and Chief Integration Officer for Flowers Foods since January 2014. Mr. Stone previously served as Vice President of Logistics and Supply Chain Services from 2005 to 2014 and as Vice President of Purchasing from 2001 to 2005. Prior to that time, Mr. Stone served as Director of Purchasing from 1997 to 2001. From 1995 to mid 1997, Mr. Stone served as Division Controller for Flowers Bakeries after serving as Regional Controller from 1990 to 1995. Prior to that he served in several management positions including Executive Vice President of Operations and Controller at various bakery locations since joining the company in 1979.

Tonja Taylor Age 56 Senior Vice President of Human Resources

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

The company currently operates 49 bakeries, of which 46 are owned and three are leased, and one mix plant. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2015, DSD Segment facilities, taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment
State	City	State	City
Alabama	Birmingham	Louisiana	New Orleans
Alabama	Opelika	Maine	Lewiston (2 locations)
Alabama	Tuscaloosa	Nevada	Henderson
Arizona	Phoenix	North Carolina	Goldsboro
Arizona	Tolleson	North Carolina	Jamestown
Arkansas	Batesville	North Carolina	Newton
California	Modesto (Leased)	Oregon	Milwaukie (Leased)
Florida	Bradenton	Pennsylvania	Oxford
Florida	Jacksonville	Pennsylvania	Philadelphia (Leased)
Florida	Lakeland	Tennessee	Knoxville
Florida	Miami	Texas	Denton
Georgia	Atlanta	Texas	El Paso
Georgia	Savannah	Texas	Houston (2 locations)
Georgia	Thomasville	Texas	San Antonio
Georgia	Villa Rica	Texas	Tyler
Kansas	Lenexa	Vermont	Brattleboro
Kentucky	Bardstown	Virginia	Lynchburg
Louisiana	Baton Rouge	Virginia	Norfolk
Louisiana	Lafayette

Warehouse Segment
State	City	State	City
Alabama	Montgomery	Iowa	Cedar Rapids (mix plant)
Arizona	Mesa (2 locations)	Kentucky	London
Arkansas	Texarkana	North Carolina	Winston-Salem
Georgia	Suwanee	Tennessee	Cleveland
Georgia	Tucker	Tennessee	Crossville

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

On September 12, 2012, a complaint was filed in the U.S. District Court for the Western District of North Carolina (Charlotte Division) by Scott Rehberg, Willard Allen Riley and Mario Ronchetti against the company and its subsidiary, Flowers Baking Company of Jamestown, LLC. Plaintiffs are or were distributors of our Jamestown subsidiary who contend they were misclassified as independent contractors. The action sought class certification on behalf of a class comprised of independent distributors of our Jamestown subsidiary who are classified as independent contractors. In March 2013, the court conditionally certified the class action for claims under the Fair Labor Standards Act (“FLSA”). On March 23, 2015, the court re-affirmed its FLSA certification decision and also certified claims under state law. On February 12, 2016, the court dismissed the parties’ respective motions for summary judgement with the exception of the plaintiffs’ motions related to a waiver of state wage statute claims and waiver of the right to seek liquidated damages.

At this time, the company is also aware of seventeen other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

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

	Fiscal 2015			Fiscal 2014
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$23.62	$18.66	$0.1325	$22.22	$18.70	$0.1125
Second	$23.56	$20.33	$0.1450	$21.42	$19.71	$0.1200
Third	$26.27	$20.51	$0.1450	$21.28	$17.83	$0.1200
Fourth	$27.31	$21.34	$0.1450	$20.25	$17.46	$0.1325

Holders

As of February 18, 2016, there were approximately 3,674 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of January 2, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
	(Amounts in thousands, except per share data)
Equity compensation plans approved by security holders	4,353	$10.97	7,081
Equity compensation plans not approved by security holders	—	—	—
Total	4,353	$10.97	7,081

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board of Directors is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer

Our Board of Directors approved a plan that authorized share repurchases of up to 67.5 million shares of the company’s common stock.  In November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on January 2, 2016, 13.7 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. The table below provides the shares and cost of the shares acquired during fiscal 2015 by quarter under the plan.

Fiscal Quarter	Total Number of Shares Purchased	Total Dollars of Shares Purchased (amounts in thousands)
During the quarter ended April 25, 2015	318,399	$6,858
During the quarter ended July 18, 2015	—	$—
During the quarter ended October 10, 2015	—	$—
During the quarter ended January 2, 2016	—	$—
Total	318,399	$6,858

From the inception of the plan through January 2, 2016, 60.9 million shares, at a cost of $504.1 million, have been purchased.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period January 1, 2011 through December 31, 2015, the last trading day of our 2015 fiscal year.

	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016
FLOWERS FOODS INC	100.00	109.03	135.67	193.29	177.71	204.69
S&P 500 INDEX	100.00	102.11	116.48	156.23	178.27	180.78
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	117.19	127.85	168.27	188.79	221.58
S&P MIDCAP 400 INDEX	100.00	98.27	114.01	153.92	169.65	166.09

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at January 1, 2011. Flowers Foods’ share price is also indexed to $100 at January 1, 2011. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2015, 2014, 2013, 2012, and 2011 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

	For Fiscal Year
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
	(Amounts in thousands, except per share data)
Statement of Income Data:
Sales	$3,778,505	$3,748,973	$3,732,616	$3,031,124	$2,759,367
Net income	$189,191	$175,739	$230,894	$136,121	$123,428
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.90	$0.84	$1.11	$0.66	$0.61
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.89	$0.82	$1.09	$0.66	$0.60
Cash dividends per common share	$0.5675	$0.4850	$0.4440	$0.4200	$0.3890
Balance Sheet Data:
Total assets	$2,885,168	$2,408,974	$2,504,014	$1,995,849	$1,553,998
Long-term debt and capital lease obligations	$933,932	$728,940	$892,478	$535,016	$283,406

Notes to the Selected Financial Data table for additional context

1.	Fiscal 2015 includes the results of DKB and Alpine as of and from the date of each acquisition.
2.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions were made for all periods presented in the fiscal 2014 Form 10-K.

3.	Fiscal 2014 includes the impact of a $15.4 million pension settlement loss.
4.	Fiscal 2013 includes the recording of a bargain purchase gain of $50.1 million at the time of the Sara Lee California acquisition.
5.	Fiscal 2013 includes the results of Modesto, Sara Lee California, and the Acquired Hostess Bread Assets as of and from the date of each acquisition.
6.	Fiscal 2012 includes the results of Lepage as of and from the date of the acquisition.
7.	Fiscal 2012 includes the issuance of our $400.0 million senior notes due 2022.
8.	Fiscal 2011 includes the results of Tasty Baking Company as of and from the date of the acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There were several significant events that will provide additional context while reading this discussion. Fiscal 2014 was a 53 week year while fiscal 2015 and fiscal 2013 were 52 week years.  These events include:

•

Further expansion into the organic bread market — As discussed below, we have recently completed two strategic acquisitions, Dave’s Killer Bread and Alpine Valley Bread Company, which we believe strengthen our position in the fast growing organic bread market.

•

Alpine Valley Bread Company acquisition — On October 13, 2015, we completed the acquisition of Alpine Valley Bread Company (“Alpine”), a family-owned producer of certified organic and all-natural breads in the U.S., for approximately $121.9 million in cash and stock.  Alpine has two production facilities in Mesa, Arizona and is included in our Warehouse Segment.  The acquisition expands our penetration into the organic market and provides additional organic production capacity.  We funded the cash portion of the purchase price for the Alpine acquisition with our existing credit facilities and also issued 481,540 shares of our common stock to fund the equity portion of the purchase price.

•

Dave’s Killer Bread acquisition — On September 12, 2015, we completed the acquisition of Dave’s Killer Bread (“DKB”) for total cash payments of approximately $282.1 million inclusive of payments for certain tax benefits.  The acquisition has been accounted for as a business combination and is included in our DSD Segment.  We believe the acquisition strengthens our position as the second-largest baker in the U.S. by giving us greater access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. DKB operates one production facility in Milwaukie, Oregon. We funded the purchase price of the DKB acquisition with cash on hand and borrowings from our existing credit facilities.

•

Amendment to accounts receivable securitization facility — On August 20, 2015, we amended our accounts receivable securitization facility (the “facility”) to extend the term to August 11, 2017 and to add a leverage pricing grid.  The amendment was accounted for as a modification.  We drew down on the facility to fund the purchase price of the DKB acquisition.

•

Plant closing — During the third quarter of fiscal 2015, we closed our DSD Segment production facility located in Morristown, Tennessee and relocated this production to one of our other DSD Segment facilities located in Knoxville, Tennessee.  Costs associated with the closure were $0.7 million and are included in our fiscal 2015 results of operations.

•

Impairment of assets — During fiscal 2015 and 2014, we recorded impairment charges of $2.3 million and $5.8 million, respectively, on certain properties that are currently held for sale.  Additionally, during fiscal 2015, we decided to close a production line at one of our DSD Segment bakeries and transition this production to another facility, recording an impairment loss of $1.5 million on the equipment we no longer intend to use.  During the second quarter of 2014, we decided to sell certain assets at our Ft. Worth, Texas tortilla facility and recognized an impairment loss on goodwill of $2.6 million and an impairment loss of $1.9 million on assets to be scrapped.  The sale was completed in the third quarter of fiscal 2014.

•

Amendment to the credit facility — On April 21, 2015, we amended our existing senior unsecured revolving loan facility (the “credit facility”). The amendment to the credit facility extended the term to April 21, 2020, reduced the applicable margin on base rate and Eurodollar loans and reduced the facility fees.

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

•

Roman Meal trademark acquisition — On February 25, 2015, we announced that we acquired the Roman Meal trademark from the Roman Meal Company in Tacoma, Washington. This trademark acquisition for breads and buns in the United States and its territories, and in Mexico, Canada, Bermuda, and the Bahamas is being accounted for as an asset purchase and is being amortized over 20 years.

•

Revision of prior period sales — During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions were made for all periods presented in the fiscal 2014 Form 10-K.  See Note 3, Financial Statement Revisions, of the Notes to Consolidated Financial Statements of this Form 10-K for more details.

•

Hostess acquired assets — On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”), which included the Wonder, Nature’s Pride, Merita, Home Pride and Butternut bread brands, 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that certain of these plants and depots do not fit into our long-term operating strategy, and we are actively marketing them for sale. Several of these plants and depots have already been sold and the remainder are classified as held for sale in our Consolidated Balance Sheets included in this Form 10-K. We expect these sales to continue into fiscal 2016. We received a total of $9.1 million during fiscal 2015 from the sale of these assets classified as held for sale. During fiscal 2015 and fiscal 2014, we recognized impairments of $2.0 million and $5.8 million, respectively, on certain of the plants and depots acquired as part of the Acquired Hostess Bread Assets. Also, we recorded carrying costs associated with all the Acquired Hostess Bread Asset plants and depots not currently in operation of approximately $12.8 million, $19.5 million and $10.6 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.  Carrying costs include workforce-related costs, property taxes, utilities and depreciation, among other costs.  The carrying costs and impairment charges are included in our Consolidated Statements of Income.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are consumed — whether in homes, restaurants, fast food outlets, institutions, or vending machines. The company has 49 operating bakeries in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.

Segments and Delivery Methods

The company has two business segments that reflect its two distinct methods of delivering products to market. DSD Segment products are sold and delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships. The DSD Segment reaches approximately 85% of the U.S. population with fresh bakery foods. The Warehouse Segment ships fresh and frozen products to customers’ warehouses nationwide. Customers then distribute these products to their depots, stores, or restaurants. Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

The DSD Segment operates a highly involved system of reciprocal baking whereby each bakery has an assigned production mission to produce certain items for its own market as well as for other DSD Segment bakeries’ markets and the Warehouse Segment. This system allows for long and efficient production runs that help the company maintain its position as a low-cost producer. Bakeries within regional networks exchange products overnight through a third-party transportation system so that at the beginning of each sales day every DSD Segment bakery has a full complement of fresh products for the independent distributor to provide to retail and foodservice customers.

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistently excellent quality, and offers a good working environment for team members. In fiscal years 2015, 2014, and 2013, the company had capital expenditures of $90.8 million, $83.8 million, and $99.2 million, respectively.

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

Brands are important in the bakery category and the company has invested over several decades in its brand portfolio through advertising, promotion, and packaging. Nature’s Own, introduced in 1977, was developed to address the emerging trend of consumers demanding baked foods with a healthier profile. Nature’s Own, from inception, has offered baked foods with no artificial flavors, colors, or preservatives.

On October 13, 2015, we completed the acquisition of Alpine and their product line of super premium organic and all-natural bread products.  These products, which are warehouse delivered, are marketed under the Alpine Valley Bread brand and further extend our organic product line.

On September 12, 2015, we completed the DKB acquisition, which includes a full product line of super premium whole-grain 100% organic and non-GMO bakery products sold under the Dave’s Killer Bread label, the leading organic bread brand in the U.S.

On July 19, 2013, we completed the acquisition of the Acquired Hostess Bread Assets, which included the Wonder, Merita, Home Pride and Butternut brands.  These brands were taken off the market when Hostess ceased operations in November 2012. Late in the third quarter of fiscal 2013, we began re-introducing these brands to the marketplace within our DSD Segment. We plan to continue to re-introduce these brands as we expand into new markets.

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

The company is also committed to maintaining a collaborative, in-house information technology team, as well as certain outsourced services, that meets all of our bakeries’ needs and maximizes efficiencies. The consumer packaged goods industry has used PBS over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the manufacturer to more accurately track trends in product sales and manage inventory. In fiscal years 2015, 2014, and 2013, the company recorded $1.2 billion, $1.2 billion, and $1.1 billion, respectively, in sales through PBS.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for fiscal 2015 increased 0.8% as compared to fiscal 2014. This change was due to both volume increases and the DKB and Alpine acquisition contribution, partially offset by the lack of a 53rd week in fiscal 2015 as compared to fiscal 2014.

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

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. The following, in no particular order of importance, is a review of the critical assumptions and estimates, and the accounting policies and methods listed below, which are used in the preparation of the Consolidated Financial Statements:

•	revenue recognition;
•	derivative instruments;
•	valuation of long-lived assets, goodwill, and other intangible assets;
•	self-insurance reserves;
•	income tax expense and accruals;
•	pension obligations;
•	stock-based compensation; and
•	commitments and contingencies.

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

The consumer packaged goods industry has used scan-based trading technology over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as PBS. The company began a pilot program in fiscal 1999, working with certain retailers to develop the technology to execute PBS, and there has been a sharp increase in its use since that time. In fiscal 2015, the company recorded $1.2 billion in sales through PBS. The company will continue to implement PBS technology for current PBS customers as they open new retail stores during 2016. In addition, new PBS customers will begin implementation during 2016. Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. As discussed above, during fiscal 2015, we decided to close a production line at one of our bakeries and transition this production to another facility.  We recognized an impairment loss of $1.5 million on the equipment we no longer intend to use.  Based on management’s evaluation, no impairment charges relating to long-lived held and used assets were recorded for fiscal years 2014 or 2013.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two-step process. We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. Our reporting units are at the segment level. Each segment consists of several components. These components are aggregated by their respective delivery method into the Warehouse Segment and DSD Segment. These segments rely on reciprocal baking among their components, cross-sells their products/brands within the segment, and utilize the same delivery method. Marketing, research and development and capital projects are measured at the segment level. We believe these factors support our reporting unit classifications. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is evaluated for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in our fourth quarter unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values in excess of $700 million in each reporting unit in fiscal 2015. Based on management’s evaluation, other than the $2.6 million impairment loss related to our Ft. Worth, Texas tortilla facility discussed above, no other impairment charges relating to goodwill were recorded for the fiscal years 2015, 2014, or 2013.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset is compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2015, 2014, or 2013.

The company also owns $414.0 million of trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization. A total of $144.0 million of the trademarks were from the Lepage acquisition that occurred in July 2012. A total of $79.5 million and $189.0 million of the trademarks were from the Sara Lee California and the Acquired Hostess Bread Assets acquisitions, respectively, both completed in fiscal 2013. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. During fiscal 2015, in conjunction with the DKB and Alpine acquisitions, we determined that the Barowsky’s trademark acquired in the Lepage acquisition would be used on a more regional basis as an organic brand rather than distributed nationally, and therefore is deemed to have a finite life.  We began amortizing this trademark in fiscal 2015.

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  There were no impairments recorded on intangible assets not subject to amortization for the fiscal years 2015, 2014 and 2013.

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

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to fiscal 2012 and is currently under audit for fiscal years 2012 through 2014.

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

The company recorded pension income of $6.0 million on our qualified defined benefit plans for fiscal 2015.  We recorded pension cost of $5.6 million for fiscal 2014 (inclusive of a $15.4 million settlement charge for lump sums paid in the fourth quarter of 2014). We expect pension income of approximately $6.2 million on our qualified defined benefit plans for fiscal 2016.

In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started receiving monthly payments of their vested benefits. The offer supported the company’s pension risk management strategy and reduced plan obligations by 10%. Distributions of $50.4 million in lump sums from existing plan assets for Plan 1 and Plan 2 in December 2014 resulted in a settlement charge of $15.4 million for Plan No. 1 only. No settlement charge was required for Plan No. 2 as the distributions were not in excess of service costs and interest costs for fiscal 2014.

On January 1, 2016, the company began providing pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy. The amount of the lump sum payments may trigger a settlement charge in fiscal 2016 but at this time we are not able to estimate the possible impact, if any.

In 2016, we will refine the method used to estimate service cost and interest cost components of net periodic benefit costs.  Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Going forward, we will use a spot rate approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs.  We consider this a change in estimate and accordingly, will account for it prospectively starting in 2016.  This change does not affect the measurement of our total benefit obligation.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors, the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2015, as compared with the average annual return on the plans’ assets over the past 15 years of approximately 6.9% (net of expenses). The plan has an average annual rate of return since inception in 1987 of 9.1% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 19, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2014, the SOA published final reports on their “standard” mortality table (“RP-2014”) and mortality improvement scale (“MP-2014”).  In October 2015, the SOA published a revised mortality improvement scale (“MP-2015”).  Based on an evaluation of the information released in 2015, the Company updated the mortality assumptions for purposes of measuring pension benefit obligations at year-end 2015. The Company will continue to use the standard mortality tables and mortality improvement scale with adjustments to the base table as applicable: 15% adjustment for Plan No. 1 and blue collar adjustment for Plan No. 2.  The change to the mortality assumption decreased the year-end pension benefit obligations by $6.3 million.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. The total unrecognized loss as of December 31, 2015 for the pension plans the company sponsors is $144.1 million. The company uses a calendar year end for the measurement date since the plans are based on a calendar year and because it approximates the company’s fiscal year end.

Amortization of this unrecognized loss during fiscal 2016 is expected to be approximately $6.2 million. To the extent that this unrecognized loss is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2015 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2015 pension costs	$(121)	$116	$(927)	$927
Estimated change in FY 2015 year-end benefit obligations	$(11,651)	$12,215	N/A	N/A

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

In fiscal 2013, 2014, and 2015, we granted PSAs that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. The payouts for the TSR and ROIC shares to be issued in fiscal 2016 (on the 2014 awards) are estimated to be 27% and 96%, respectively.

Our Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million in 2013, which will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this time. This award is being expensed on a straight line basis over the four year vesting period.

Commitments and contingencies.    The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, including lawsuits related to the independent distributors, which are being handled and defended in the ordinary course of business.  While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

Results of Operations

Matters Affecting Analysis

Fiscal 2014 Week 53.     The sales impact in our Consolidated Statements of Income for fiscal 2014 week 53 was $63.2 million. The DSD Segment and Warehouse Segment impact was $53.4 million and $9.8 million, respectively. The impact to fiscal 2014 earnings per share was $0.01 per share.

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2014 consisted of 53 weeks. Fiscal 2015 and 2013 consisted of 52 weeks.

Revision of prior period sales and Impairment of Assets.    Refer to the “Overview” section above for a description of each of these items. Acquisitions are described below.

Alpine Valley Bread acquisition (2015)

On October 13, 2015, the company completed the acquisition of Alpine Valley Bread Company, a family-owned producer of certified organic and all natural breads in the U.S. The acquisition expands our penetration into the organic market and provides additional organic production capacity.

Dave’s Killer Bread acquisition (2015)

On September 12, 2015, the company completed the acquisition of Dave’s Killer Bread, the nation’s best-selling organic bread.  We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest.

Modesto, California acquisition (2013)

On July 27, 2013, the company completed the acquisition of certain assets related to a bun line in Modesto, California that now serves the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill for this acquisition was $4.2 million.

Hostess Bread assets acquisition (2013)

On July 19, 2013, the company completed the Acquired Hostess Bread Assets acquisition for a total cash payment of $355.3 million. We continue to incur carrying costs on the acquired properties and depots not currently in operation and in fiscal 2015, fiscal 2014 and fiscal 2013, these costs were $12.8 million, $19.5 million and $10.6 million, respectively.  These costs include workforce-related costs, property taxes, utilities, and depreciation, among other costs and were primarily included in the materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately) line item in our Condensed Consolidated Statements of Income. We began re-introducing the brands associated with the Acquired Hostess Bread Assets to the marketplace in the third quarter of fiscal 2013.

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

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2015 and 2014 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Dollars	%
	52 weeks	53 weeks	52 weeks	53 weeks
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD Segment	$3,179,348	$3,155,607	84.1	84.2	$23,741	0.8
Warehouse Segment	599,157	593,366	15.9	15.8	5,791	1.0
Total	$3,778,505	$3,748,973	100.0	100.0	$29,532	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,532,738	$1,515,536	48.2	48.0	$17,202	1.1
Warehouse Segment(1)	430,415	435,097	71.8	73.3	(4,682)	(1.1)
Total	$1,963,153	$1,950,633	52.0	52.0	$12,520	0.6
Selling, distribution and administrative expenses
DSD Segment(1)	$1,224,677	$1,231,651	38.5	39.0	$(6,974)	(0.6)
Warehouse Segment(1)	96,742	91,652	16.1	15.4	5,090	5.6
Corporate(2)	60,108	44,986	—	—	15,122	33.6
Total	$1,381,527	$1,368,289	36.6	36.5	$13,238	1.0
Depreciation and amortization
DSD Segment(1)	$115,801	$113,881	3.6	3.6	$1,920	1.7
Warehouse Segment(1)	16,734	15,166	2.8	2.6	1,568	10.3
Corporate(2)	(360)	(86)	—	—	(274)	NM
Total	$132,175	$128,961	3.5	3.4	$3,214	2.5
Pension Plan Settlement Loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	15,387	—	—	(15,387)	NM
Total	$—	$15,387	—	0.4	$(15,387)	NM
Impairment of Assets
DSD Segment(1)	$3,771	$10,308	0.1	0.3	$(6,537)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$3,771	$10,308	0.1	0.3	$(6,537)	NM
Income from operations
DSD Segment(1)	$302,361	$284,231	9.5	9.0	$18,130	6.4
Warehouse Segment(1)	55,266	51,451	9.2	8.7	3,815	7.4
Corporate(2)	(59,748)	(60,287)	—	—	539	0.9
Total	$297,879	$275,395	7.9	7.3	$22,484	8.2
Interest expense, net	$4,848	$7,341	0.1	0.2	$(2,493)	(34.0)
Income taxes	$103,840	$92,315	2.7	2.5	$11,525	12.5
Net income	$189,191	$175,739	5.0	4.7	$13,452	7.7

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2014 and 2013 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013	Dollars	%
	53 weeks	52 weeks	53 weeks	52 weeks
	(Amounts in thousands)				(Amounts in thousands)
Sales
DSD Segment	$3,155,607	$3,080,255	84.2	82.5	$75,352	2.4
Warehouse Segment	593,366	652,361	15.8	17.5	(58,995)	(9.0)
Total	$3,748,973	$3,732,616	100.0	100.0	$16,357	0.4
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,515,536	$1,482,765	48.0	48.1	$32,771	2.2
Warehouse Segment(1)	435,097	489,456	73.3	75.0	(54,359)	(11.1)
Total	$1,950,633	$1,972,221	52.0	52.8	$(21,588)	(1.1)
Selling, distribution and administrative expenses
DSD Segment(1)	$1,231,651	$1,198,106	39.0	38.9	$33,545	2.8
Warehouse Segment(1)	91,652	95,488	15.4	14.6	(3,836)	(4.0)
Corporate(2)	44,986	63,148	—	—	(18,162)	(28.8)
Total	$1,368,289	$1,356,742	36.5	36.3	$11,547	0.9
Depreciation and amortization
DSD Segment(1)	$113,881	$102,341	3.6	3.3	$11,540	11.3
Warehouse Segment(1)	15,166	15,483	2.6	2.4	(317)	(2.0)
Corporate(2)	(86)	667	—	—	(753)	NM
Total	$128,961	$118,491	3.4	3.2	$10,470	8.8
Pension Plan Settlement Loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	15,387	—	—	—	15,387	NM
Total	$15,387	$—	0.4	0.0	$15,387	NM
Impairment of Assets
DSD Segment(1)	$10,308	$—	0.3	0.0	$10,308	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$10,308	$—	0.3	0.0	$10,308	NM
Gain on acquisition
DSD Segment(1)	$—	$50,071	0.0	1.6	$(50,071)	NM
Warehouse Segment(1)	—	—	0.0	0.0	—	—
Corporate(2)	—	—	—	—	—	—
Total	$—	$50,071	0.0	1.3	$(50,071)	NM
Income from operations
DSD Segment(1)	$284,231	$347,114	9.0	11.3	$(62,883)	(18.1)
Warehouse Segment(1)	51,451	51,934	8.7	8.0	(483)	(0.9)
Corporate(2)	(60,287)	(63,815)	—	—	3,528	5.5
Total	$275,395	$335,233	7.3	9.0	$(59,838)	(17.8)
Interest expense, net	$7,341	$12,860	0.2	0.3	$(5,519)	(42.9)
Income taxes	$92,315	$91,479	2.5	2.5	$836	0.9
Net income	$175,739	$230,894	4.7	6.2	$(55,155)	(23.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

CONSOLIDATED AND SEGMENT RESULTS

Fiscal 2015 compared to Fiscal 2014

Consolidated Sales

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,150,624	56.9	$2,102,028	56.1	2.3
Store Branded Retail	571,594	15.1	608,617	16.2	(6.1)
Non-retail and Other	1,056,287	28.0	1,038,328	27.7	1.7
Total	$3,778,505	100.0	$3,748,973	100.0	0.8

The 0.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.2
Volume	1.0
Acquisitions	1.3
Week 53 impact from Fiscal 2014	(1.7)
Total Percentage Change in Sales	0.8

Sales category discussion

Overall, sales increased in fiscal 2015 due primarily to the DKB and Alpine acquisitions and volume growth in both the branded retail and non-retail categories.  These increases were partially offset by the impact of the additional week in fiscal 2014 which affected all categories, and volume declines in the store branded retail category.  The increase in branded retail sales was due primarily to the DKB and Alpine acquisition contribution, volume increases from the re-introduction of the brands we acquired as part of the Acquired Hostess Bread Assets and growth in our expansion markets (defined as new markets we entered into in the last five years), partially offset by the impact of the additional week in fiscal 2014.  The decrease in store branded retail sales was due primarily to volume decreases from certain exited business, a shift to branded products and the impact of the additional week in fiscal 2014.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to significant volume increases in foodservice. The increase was partially offset by volume declines in contract manufacturing due to exiting the non-retail tortilla business in the second half of fiscal 2014, as well as declines in pricing/mix and the impact of the additional week in fiscal 2014.

DSD Segment Sales

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,010,792	63.2	$1,971,851	62.5	2.0
Store Branded Retail	457,234	14.4	486,886	15.4	(6.1)
Non-retail and Other	711,322	22.4	696,870	22.1	2.1
Total	$3,179,348	100.0	$3,155,607	100.0	0.8

The 0.8% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	0.3
Volume	1.0
Acquisition	1.2
Week 53 impact from Fiscal 2014	(1.7)
Total Percentage Change in Sales	0.8

Sales category discussion

The increase in branded retail sales was due primarily to the DKB acquisition contribution and volume increases driven by the re-introduction of the brands we acquired as part of the Acquired Hostess Bread Assets and in our expansion markets, partially offset by the impact of the additional week in fiscal 2014.  The decrease in store branded retail sales was due primarily to volume decreases from certain exited business, the impact of the additional week in fiscal 2014 and a shift to branded products.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume increases in foodservice, partially offset by the impact of the additional week in fiscal 2014.

Warehouse Segment Sales

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$139,832	23.3	$130,177	21.9	7.4
Store Branded Retail	114,360	19.1	121,731	20.5	(6.1)
Non-retail and Other	344,965	57.6	341,458	57.6	1.0
Total	$599,157	100.0	$593,366	100.0	1.0

The 1.0% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.1)
Volume	0.7
Acquisition	2.0
Week 53 impact from Fiscal 2014	(1.6)
Total Percentage Change in Sales	1.0

Sales category discussion

Branded retail sales increased due to the Alpine acquisition contribution, partially offset by the impact of the additional week in fiscal 2014.  Store branded retail sales decreased due to significant volume declines in store branded cake and the impact of the additional week in the prior year. The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice (including tortillas), was due primarily to significant volume increases in foodservice sales, partially offset by declines in contract manufacturing due to exiting the non-retail tortilla business in the second half of fiscal 2014, lower mix sales and the impact of the additional week in the prior year.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.3	25.9	(0.6)
Workforce-related costs	14.1	13.7	0.4
Packaging	4.7	4.6	0.1
Utilities	1.6	1.7	(0.1)
Other	6.3	6.1	0.2
Total	52.0	52.0	—

Lower ingredient costs as a percent of sales, decreases in carrying costs, excluding depreciation, associated with the acquired Hostess facilities acquired as part of the Acquired Hostess Bread Assets, as well as, improved manufacturing efficiencies were offset by higher costs as a percent of sales for the acquired companies and higher workforce-related costs as a percent of sales. Ingredient costs decreased as a percent of sales largely due to lower prices for flour, sweeteners and oils and increases in outside purchases of product (sales with no associated ingredient costs), partially offset by higher egg prices and higher costs for the organic ingredients.  This outside purchased product is included in the other line item above and largely relates to purchases of DKB products from co-manufacturers due to capacity constraints and higher outside purchases of product for the Warehouse Segment. Increases in workforce-related costs as a percent of sales primarily resulted from higher employee incentive costs and the incremental costs of adding productions lines, partially offset by increases in outside purchases of product (sales with no associated workforce-related costs).

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

The table below presents the significant components of materials, supplies, labor, and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	22.7	23.4	(0.7)
Workforce-related costs	12.3	12.0	0.3
Packaging	3.3	3.4	(0.1)
Utilities	1.5	1.6	(0.1)
Other	8.4	7.6	0.8
Total	48.2	48.0	0.2

The DSD Segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on flour, sweeteners and oils for core bakeries, decreases in sales of product to the Warehouse Segment (ingredient costs with no associated sales), increases in outside purchases of product (sales with no associated ingredient cost) and lower stales.  Higher costs for DKB’s organic ingredients and higher egg prices partially offset the ingredient decrease.  Workforce-related costs increased as a percent of sales primarily due to additional production lines and higher employee incentive costs, partially offset by decreased sales of product to the Warehouse Segment (workforce-related costs with no associated sales). The increase in the other line item is mainly due to decreases in sales of product to the Warehouse Segment, mainly the non-retail tortilla products, and increases in outside purchases of product, largely certain DKB products due to capacity constraints.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.8	39.0	(0.2)
Workforce-related costs	23.7	22.8	0.9
Packaging	11.6	11.0	0.6
Utilities	1.8	1.9	(0.1)
Other	(4.1)	(1.4)	(2.7)
Total	71.8	73.3	(1.5)

The Warehouse Segment’s decrease in ingredient costs as a percent of sales was primarily attributed to lower prices for flour, sweeteners, oils and cocoa for core bakeries and increases in outside purchases of product (sales with no associated ingredient costs). Higher egg prices, decreased product purchases from the DSD Segment (sales with no associated ingredient costs) and higher ingredient costs for Alpine partially offset the ingredient decrease. Workforce-related costs increased as a percent of sales mainly due to increased headcount, decreased purchases of product from the DSD Segment (sales with no associated workforce-related costs) and higher employee incentive costs. The increase in packaging was due primarily to price increases. The decrease in the other line item is primarily due to decreased purchases of product from the DSD Segment, largely the tortilla products for the non-retail tortilla business we exited in fiscal 2014, partially offset by increases in outside purchases of product.

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.1	17.4	(0.3)
Distributor distribution fees	13.4	13.4	—
Other	6.1	5.7	0.4
Total	36.6	36.5	0.1

Workforce-related costs decreased as a percent of sales due to lower costs for the acquired companies, improvements at Lepage and cost saving initiatives we have implemented, partially offset by higher employee incentive costs and lower pension income. The majority of the acquisition sales were distributed via warehouse delivery which carries a lower cost structure than direct-store-delivery and we anticipate this to continue into fiscal 2016 while we are converting the DKB sales to the direct-store-delivery distribution method. Acquisition-related costs of $6.2 million, as well as higher legal and consulting costs in fiscal 2015 as compared to fiscal 2014 caused the majority of the increase in the other line item component.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.1	17.5	(0.4)
Distributor distribution fees	15.9	15.9	—
Other	5.5	5.6	(0.1)
Total	38.5	39.0	(0.5)

The decrease in workforce-related costs as a percent of sales was attributable to lower costs for DKB as a percent of sales, conversions to independent distributors in newer markets, improvements at Lepage and implementing cost saving initiatives, partially offset by higher employee incentive costs. The majority of the DKB products were distributed via warehouse delivery and we anticipate this to continue into fiscal 2016 while we are converting these sales to the direct-store-delivery method.  This resulted in distributor distribution fees remaining consistent with the prior fiscal year as a percent of sales.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.9	7.7	0.2
Freezer storage/rent	2.1	2.0	0.1
Distribution costs (includes freight and shipping and hauling)	2.1	2.0	0.1
Other	4.0	3.7	0.3
Total	16.1	15.4	0.7

Workforce-related costs increased primarily due to higher employee incentive costs as compared to the prior year on smaller sales increases.  Additionally, higher marketing costs as a percent of sales drove the increase in the other line item, mainly attributable to marketing initiatives for the Alpine products.

Depreciation and Amortization.    Depreciation and amortization expense increased in dollars and as a percent of sales due primarily to the DKB and Alpine acquisitions. We preliminarily recorded $240.9 million of amortizing intangible assets related to the DKB and Alpine acquisitions and we expect amortization expense to continue to be higher in fiscal 2016 as a result of this.

The DSD Segment’s depreciation and amortization expense increased in dollars primarily due to the amortization of the acquired DKB intangible assets, partially offset by lower depreciation expense.

The Warehouse Segment’s depreciation and amortization expense increase in dollars and as a percent of sales was mostly the result of the amortization of the acquired Alpine intangible assets.

Pension Plan Settlement Loss.    We recorded a settlement charge of $15.4 million during the fourth quarter of our fiscal 2014 related to our pension risk mitigation plan. Refer to the discussion in Pension Obligations in the “Critical Accounting Estimates” section above for additional details.

Impairment of Assets.    We recorded impairments of assets of $3.8 million and $10.3 million during fiscal 2015 and 2014, respectively. Refer to the Impairment of Assets discussion in the “Overview” section above for additional details.

Income from Operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Favorable (Unfavorable) Percentage
DSD Segment	6.4
Warehouse Segment	7.4
Unallocated corporate	0.9
Consolidated	8.2

The favorable increase in the DSD Segment income from operations was largely attributable to sales increases, lower ingredient costs and lower asset impairment charges in the current year as compared to the prior year. The Warehouse Segment’s favorable increase was largely attributable to exiting the lower margin non-retail tortilla business in the second half of fiscal 2014, partially offset by higher selling, distribution and administrative costs as a percent of sales. The favorable decrease in the unallocated corporate expense was largely due to the $15.4 million pension plan settlement loss recorded in fiscal 2014, mostly offset by $6.2 million of acquisition-related costs, higher legal and consulting costs and lower pension income recorded in the current fiscal year as compared to the prior fiscal year.

Net Interest Expense.    The decrease resulted from lower average debt outstanding during the current fiscal year and lower average interest rates on debt outstanding, as well as, higher interest income in fiscal 2015 due to higher average distributor notes receivable outstanding during the current fiscal year.  We expect net interest expense to be elevated in fiscal 2016 due to the drawdowns to fund the acquisitions completed in fiscal 2015.

Income Taxes.    The effective tax rate for fiscal 2015 and fiscal 2014 was 35.4% and 34.4%, respectively.  The increase in the rate was primarily related to a reduction in the Section 199 qualifying production activities deduction and certain nondeductible acquisition-related costs.  The most significant differences in the effective rate and the statutory rate were related to additions for state income taxes, partially offset by reductions for the Section 199 qualifying production activities deduction.

Fiscal 2014 compared to Fiscal 2013

Consolidated Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$2,102,028	56.1	$2,038,726	54.6	3.1
Store Branded Retail	608,617	16.2	645,858	17.3	(5.8)
Non-retail and Other	1,038,328	27.7	1,048,032	28.1	(0.9)
Total	$3,748,973	100.0	$3,732,616	100.0	0.4

The 0.4% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	1.1
Volume	(2.8)
Acquisition (Sara Lee California until cycled)	0.4
Week 53	1.7
Total Percentage Change in Sales	0.4

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

DSD Segment Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$1,971,851	62.5	$1,898,016	61.6	3.9
Store Branded Retail	486,886	15.4	504,707	16.4	(3.5)
Non-retail and Other	696,870	22.1	677,532	22.0	2.9
Total	$3,155,607	100.0	$3,080,255	100.0	2.4

The 2.4% increase in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable
Pricing/Mix	0.2
Volume	—
Acquisition (Sara Lee California until cycled)	0.5
Week 53	1.7
Total Percentage Change in Sales	2.4

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

Warehouse Segment Sales

	Fiscal 2014		Fiscal 2013
	53 weeks		52 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded Retail	$130,177	21.9	$140,710	21.6	(7.5)
Store Branded Retail	121,731	20.5	141,151	21.6	(13.8)
Non-retail and Other	341,458	57.6	370,500	56.8	(7.8)
Total	$593,366	100.0	$652,361	100.0	(9.0)

The 9.0% decrease in sales was attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/Mix	(0.1)
Volume	(10.4)
Week 53 Contribution	1.5
Total Percentage Change in Sales	(9.0)

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

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately).    The table below presents the significant components of materials, supplies, labor, and other production costs (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	25.9	26.9	(1.0)
Workforce-related costs	13.7	13.1	0.6
Packaging	4.6	4.5	0.1
Utilities	1.7	1.5	0.2
Other	6.1	6.8	(0.7)
Total	52.0	52.8	(0.8)

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

The table below presents the significant components of materials, supplies, labor, and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	23.4	24.2	(0.8)
Workforce-related costs	12.0	11.6	0.4
Packaging	3.4	3.4	—
Utilities	1.6	1.5	0.1
Other	7.6	7.4	0.2
Total	48.0	48.1	(0.1)

The DSD Segment’s decrease in ingredient costs as a percent of sales was attributable to lower pricing on sweeteners, oils and flour, partially offset by decreases in sales of outside purchased products (sales with no associated ingredient costs) and higher gluten prices. Workforce-related costs increased as a percent of sales primarily due to decreased outside purchases of product (sales with no associated workforce-related costs). This outside purchased product is included in the other line item above and largely relates to purchases from BBU in the prior year for the Sara Lee product. The increase in the other line item is due to decreases in sales of product to and increases in purchases from the Warehouse Segment and increases in other carrying costs associated with the acquired Hostess facilities, mostly offset by decreases in outside purchases of product.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately):

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.0	39.6	(0.6)
Workforce-related costs	22.8	20.4	2.4
Packaging	11.0	9.9	1.1
Utilities	1.9	1.7	0.2
Other	(1.4)	3.4	(4.8)
Total	73.3	75.0	(1.7)

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

Selling, Distribution and Administrative Expenses.    The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.4	17.7	(0.3)
Distributor distribution fees	13.4	12.3	1.1
Other	5.7	6.3	(0.6)
Total	36.5	36.3	0.2

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

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5	18.2	(0.7)
Distributor distribution fees	15.9	14.9	1.0
Other	5.6	5.8	(0.2)
Total	39.0	38.9	0.1

The decrease in workforce-related costs was attributable to the conversion to independent distributors discussed above which corresponds to the increase in distributor distribution fees. These decreases were partially offset by higher costs associated with the Lepage integration. The decrease in the other line item is mainly attributable to lower marketing costs in fiscal 2014 as compared to the prior year.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

Line item component	FY 2014 % of sales	FY 2013 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.7	7.4	0.3
Freezer storage/rent	2.0	1.8	0.2
Distribution costs (includes freight and shipping and hauling)	2.0	2.1	(0.1)
Other	3.7	3.3	0.4
Total	15.4	14.6	0.8

The overall increase in selling, distribution and administrative expenses was primarily driven by significantly lower sales which spread the costs over a smaller sales base.

Depreciation and Amortization.    Depreciation and amortization expense increased in dollars and as a percent of sales due primarily to the Acquired Hostess Bread Assets, the Henderson, Nevada bakery placed into operation, the acquisition of a bun line in Modesto, California and their bread line added in fiscal 2014, and certain capital leases entered into during fiscal 2014.

The DSD Segment’s depreciation and amortization expense increased in dollars and as a percent of sales primarily due to the Acquired Hostess Bread Assets, the Henderson, Nevada bakery placed into operation, the acquisition of certain assets related to a bun line in Modesto, California and their bread line added in fiscal 2014, and certain capital leases entered into during fiscal 2014.

The Warehouse Segment’s depreciation and amortization expense increase as a percent of sales was the result of significantly lower sales in fiscal 2014 as compared to the prior year.

Pension Plan Settlement Loss.    We recorded a settlement charge of $15.4 million during the fourth quarter of our fiscal 2014 related to our pension risk mitigation plan. Refer to the discussion in Pension Obligations in the “Critical Accounting Estimates” section above for additional details.

Impairment of Assets.    We recorded impairments of assets of $10.3 million during fiscal 2014. Refer to the Impairment of Assets discussion in the “Overview” section above for additional details.

Income from Operations.    The table below summarizes the change in operating income by segment as a percent of sales:

Operating income (loss)	Favorable (Unfavorable) Percentage
DSD Segment	(18.1)
Warehouse Segment	(0.9)
Unallocated corporate	5.5
Consolidated	(17.8)

The unfavorable decrease in the DSD Segment income from operations was largely attributable to the gain on acquisition recorded for the Sara Lee California acquisition in fiscal 2013 as discussed above. The gain on acquisition accounted for 13.8% of the DSD Segment decrease in operating income. Excluding the gain on acquisition, the decrease was 4.3% which was driven by the impairment of assets discussed in the “Overview” section above, higher costs for the acquired Hostess facilities, and the Lepage integration costs, partially offset by lower ingredient costs. The unfavorable decrease in the Warehouse Segment income from operations was primarily due to sales decreases which were driven by volume declines as discussed above, partially offset by lower ingredient costs. The favorable decrease in unallocated corporate expenses was primarily due to the prior year acquisition costs associated with the Acquired Hostess Bread Assets and the Sara Lee California acquisition in fiscal 2013 and higher pension income in fiscal 2014 as compared to the prior year, partially offset by the pension plan settlement loss discussed above.

Net Interest Expense.    The decrease resulted from higher interest income in fiscal 2014 due to an increase in distributor notes receivables outstanding as compared to the prior fiscal year.

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

As discussed in the Overview section above, we completed the DKB acquisition on September 12, 2015 which required $282.1 million of cash and the Alpine acquisition on October 13, 2015 which required $109.3 million of cash and the issuance of 481,540 shares of our common stock.  We funded the cash paid for the acquisitions and acquisition-related costs with cash on hand and funds available under the accounts receivable securitization and the credit facilities.

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

Liquidity discussion Fiscal 2015 (52 Weeks) compared to Fiscal 2014 (53 Weeks)

Flowers Foods’ cash and cash equivalents were $14.4 million at January 2, 2016 as compared to $7.5 million at January 3, 2015. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2015	Fiscal 2014	Change
Cash flows provided by operating activities	$324,233	$313,970	$10,263
Cash disbursed for investing activities	(467,508)	(33,313)	(434,195)
Cash provided by (disbursed for) financing activities	150,130	(281,664)	431,794
Total change in cash	$6,855	$(1,007)	$7,862

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Change
Depreciation and amortization	$132,175	$128,961	$3,214
Stock-based compensation	15,692	18,662	(2,970)
Impairment of assets	3,771	10,308	(6,537)
Loss (gain) reclassified from accumulated other comprehensive income to net income	8,551	5,218	3,333
Deferred income taxes	18,293	9,241	9,052
Provision for inventory obsolescence	776	1,074	(298)
Allowances for accounts receivable	2,395	4,956	(2,561)
Pension and postretirement plans expense (includes settlement loss in fiscal 2014)	(5,878)	5,341	(11,219)
Other non-cash	(3,425)	(6,215)	2,790
Net non-cash adjustment to net income	$172,350	$177,546	$(5,196)

Net cash used for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Change
Changes in accounts receivable, net	$(16,873)	$7,181	$(24,054)
Changes in inventories, net	(9,717)	6,977	(16,694)
Changes in hedging activities, net	(12,818)	22	(12,840)
Changes in other assets	(7,133)	(23,993)	16,860
Changes in accounts payable	14,563	(9,951)	24,514
Changes in other accrued liabilities	4,670	(6,552)	11,222
Qualified pension plan contributions	(10,000)	(12,999)	2,999
Net changes in working capital and pension contributions	$(37,308)	$(39,315)	$2,007

The change in depreciation and amortization was primarily due to the acquisition of the DKB and Alpine intangible assets which have finite lives. Depreciation and amortization expense increased primarily as a result of these activities. The decrease in stock-based compensation was primarily due to the lower expected vesting percentage of the ROIC shares awarded in fiscal 2014. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for a more detailed description of our award types. The change in deferred income taxes was primarily due to an increase in favorable temporary differences. The pension and postretirement plan expense decreased primarily because of the settlement loss of $15.4 million in fiscal 2014. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

We contributed $10.0 million in cash to our qualified pension plans in fiscal 2015. These contributions were discretionary.  Additionally, we contributed $0.4 million from other corporate assets to our non-qualified pension plan. In fiscal 2014, there were required pension contributions under the minimum funding requirements of ERISA and the Pension Protection Act of 2006 (“PPA”) to our qualified plans of $4.6 million and discretionary contributions of $8.4 million. In addition, there were $0.4 million in nonqualified pension benefits paid from corporate assets during fiscal 2014. During 2016, the company does not anticipate making any contributions to our qualified pension plans, but does expect to pay $0.4 million in nonqualified pension benefits from corporate assets. The expected contributions to qualified pension plans represent the estimated minimum pension contributions required under ERISA and the PPA as well as discretionary contributions to avoid benefit restrictions. The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2016, we anticipate making payments of approximately $25.8 million, including our share of employment taxes, in performance-based cash awards under our bonus plan. During fiscal 2015, the company paid $16.4 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan. An additional $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during fiscal 2015.  During fiscal 2014, the company paid $24.7 million, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2015 and fiscal 2014 (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Change
Purchase of property, plant, and equipment	$(90,773)	$(83,778)	$(6,995)
Repurchase of independent distributor territories	(21,866)	(17,056)	(4,810)
Principal payments from notes receivable	26,028	23,718	2,310
Acquisition of businesses, net of cash acquired	(390,221)	—	(390,221)
Contingently refundable consideration	—	7,500	(7,500)
Proceeds from sale of property, plant and equipment	14,324	36,303	(21,979)
Acquisition of intangible assets	(5,000)	—	(5,000)
Net cash disbursed for investing activities	$(467,508)	$(33,313)	$(434,195)

Net cash disbursed for investing activities included cash paid for the DKB acquisition of $282.1 million in the third quarter of fiscal 2015 and for the Alpine acquisition of $109.3 million in the fourth quarter of fiscal 2015.  The acquisitions were funded from cash on hand and drawdowns from our existing credit facilities. Additionally, we acquired the Roman Meal trademark for $5.0 million in the first quarter of fiscal 2015. There were no acquisitions during fiscal 2014. In fiscal 2014, the company received $7.5 million for the cancelation of a co-pack agreement associated with the Sara Lee California acquisition. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details on the acquisitions that occurred during the reporting periods. In fiscal 2015, we received proceeds of $9.1 million on the sale of the Acquired Hostess Bread Assets plants and depots as compared to $24.2 million received in fiscal 2014.  Additionally, in fiscal 2014, we received proceeds of $8.4 million from the sale of our Ft. Worth, Texas tortilla facility.

Capital expenditures for the DSD Segment and Warehouse Segment were $72.1 million and $9.6 million, respectively, in fiscal 2015. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2016. The change in the distributor territories repurchased and the principal payments on notes receivable are due to the sale of territories in newer markets in the current year and the implementation of the independent distributor model at Lepage during fiscal 2014.

Cash Flows Provided by (Disbursed for) Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2015 and fiscal 2014 (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Change
Dividends paid, including dividends on share-based payment awards	$(120,442)	$(102,302)	$(18,140)
Exercise of stock options, including windfall tax benefit	28,751	28,893	(142)
Payment of debt issuance costs	(646)	(773)	127
Stock repurchases	(6,858)	(38,916)	32,058
Change in bank overdrafts	2,325	(679)	3,004
Net debt and capital lease obligation changes	247,000	(167,887)	414,887
Net cash provided by (disbursed for) financing activities	$150,130	$(281,664)	$431,794

Our annual dividend payout rate increased 17.0% from fiscal 2014 to fiscal 2015.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional cash needs to meet these expected payouts. As of January 2, 2016, there were nonqualified stock option grants of 4.4 million shares that were exercisable. These have a remaining contractual life of approximately 1.42 years and a weighted average exercise price of $10.97 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and such exercises may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. The change in bank overdraft was a function of our cash receipts since the end of our fiscal 2014. Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily from the drawdowns used to fund the acquisitions in fiscal 2015, net of repayments we made during the year.

The credit facility, securitization facility and new term loan are variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change. Therefore, borrowings under the credit facility provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Consolidated Statements of Income.

Liquidity discussion Fiscal 2014 (53 Weeks) compared to Fiscal 2013 (52 Weeks)

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

Cash Flows Provided by Operating Activities.    Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Depreciation and amortization	$128,961	$118,491	$10,470
Stock-based compensation	18,662	15,943	2,719
Impairment of assets	10,308	—	10,308
Gain on acquisition	—	(50,071)	50,071
Loss (gain) reclassified from accumulated other comprehensive income to net income	5,218	27,055	(21,837)
Deferred income taxes	9,241	6,485	2,756
Provision for inventory obsolescence	1,074	1,210	(136)
Allowances for accounts receivable	4,956	4,110	846
Pension and postretirement plans expense (includes settlement loss in fiscal 2014)	5,341	(2,041)	7,382
Other non-cash	(6,215)	(5,701)	(514)
Net non-cash adjustment to net income	$177,546	$115,481	$62,065

Net cash used for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Changes in accounts receivable, net	$7,181	$1,114	$6,067
Changes in inventories, net	6,977	(10,708)	17,685
Changes in hedging activities, net	22	(39,325)	39,347
Changes in other assets	(23,993)	(22,151)	(1,842)
Changes in accounts payable	(9,951)	(702)	(9,249)
Changes in other accrued liabilities	(6,552)	10,699	(17,251)
Qualified pension plan contributions	(12,999)	(14,818)	1,819
Net changes in working capital and pension contributions	$(39,315)	$(75,891)	$36,576

The change in depreciation and amortization was primarily due to the acquisition of the Acquired Hostess Bread Assets, the Henderson, Nevada plant placed into operation, the Modesto, California bread line placed into service, and certain capital leases entered into during the year. Depreciation and amortization increased $10.0 million primarily as a result of these activities. The change in stock-based compensation was primarily because the awards granted in fiscal 2014 and fiscal 2013 were full awards compared to a partial award granted in fiscal 2012. This caused an increase in the expense in fiscal 2014. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for a more detailed description of our award types. The pension and postretirement plan expense increased because of the settlement loss of $15.4 million. Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

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

Net cash disbursed for investing activities included the Sara Lee California asset acquisition of $49.5 million in the first quarter of fiscal 2013. There was an additional $0.2 million paid for the final working capital adjustment for the Lepage acquisition during the second quarter of fiscal 2013. The Acquired Hostess Bread Assets acquisition required approximately $337.0 million in cash when the acquisition closed on July 19, 2013. We previously paid $18.0 million as a deposit during the first quarter of fiscal 2013 that was applied to the purchase price of the Acquired Hostess Bread Assets acquisition at closing. An additional $0.3 million was paid for the Acquired Hostess Bread Assets shortly after closing. The acquisition was funded from cash on hand and drawings under the new term loan and the securitization facility. There were no acquisitions during fiscal 2014. In fiscal 2014 the company did receive $7.5 million for the cancelation of a co-pack agreement associated with the Sara Lee California acquisition. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details on the acquisitions that occurred during the reporting periods.

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

Cash Flows (Disbursed for) Provided by Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2014 and fiscal 2013 (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Change
Dividends paid, including dividends on share-based payment awards	$(102,302)	$(92,840)	$(9,462)
Exercise of stock options, including windfall tax benefit	28,893	21,466	7,427
Payment of debt issuance costs	(773)	(2,456)	1,683
Stock repurchases	(38,916)	(8,819)	(30,097)
Change in bank overdrafts	(679)	(499)	(180)
Net debt and capital lease obligation changes	(167,887)	310,856	(478,743)
Other	—	(52)	52
Net cash (disbursed for) provided by financing activities	$(281,664)	$227,656	$(509,320)

Our annual dividend payout rate increased 9.2% from fiscal 2013 to fiscal 2014. Stock option exercises and the associated tax windfall benefit increased as a result of more exercises occurring during fiscal 2014 when compared to fiscal 2013. As of January 3, 2015, there were nonqualified stock option grants of 6.2 million shares that were exercisable. These have a remaining contractual life of approximately 2.27 years and a weighted average exercise price of $10.88 per share.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. Payments for debt issuance costs changed because we incurred fees for the securitization facility and the new term loan, described in liquidity below, that were secured in fiscal 2013. The change in bank overdraft was a function of our cash receipts since the end of our fiscal 2013. The net debt obligations decreased primarily from the payments used to decrease our debt obligations.

The credit facility, the securitization facility and the new term loan are variable rate debt, as described below. In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense. The stated interest rate of the senior notes will not change.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility.    On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of January 2, 2016, there was $170.0 million outstanding under the facility compared to no amounts outstanding as of January 3, 2015.  As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On January 2, 2016, the company had $2.1 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

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

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on the last business day of the first calendar quarter ending after the borrowing date, quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of January 2, 2016 (amounts in thousands):

Fiscal Year	Payments
2016	$67,500
2017	$112,500
2018	$60,000

On February 14, 2014, we entered into an amendment to the new term loan which was accounted for as a modification of the debt and favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility.    On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

At January 2, 2016, there was $160.0 million outstanding under the credit facility.  There were $53.0 million in outstanding borrowings under the credit facility at January 3, 2015.  The highest outstanding daily balance during fiscal 2015 was $160.0 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments. During fiscal 2015, the company borrowed $820.0 million in revolving borrowings under the credit facility and repaid $713.0 million in revolving borrowings. The amount available under the credit facility is reduced by $16.9 million for letters of credit.  On January 2, 2016, the company had $323.1 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB, respectively. Standard & Poor’s upgraded the company from a BBB- credit rating on September 16, 2015.  Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Aggregate Maturities of Debt.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of January 2, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2016	$74,685
2017	292,194
2018	69,960
2019	8,443
2020	163,118
2021 and thereafter	401,828
Total	$1,010,228

Stock Repurchase Plan.    Our Board of Directors approved a plan that authorized share repurchases of up to 67.5 million shares of the company’s common stock. In November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on January 2, 2016, 13.7 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. As of January 2, 2016, 60.9 million shares at a cost of $504.1 million have been purchased under this plan. Included in these amounts are 0.3 million shares at a cost of $6.9 million purchased during fiscal 2015.

Income Taxes.    Federal and state tax payments totaled $87.6 million, $82.8 million, and $83.8 million during fiscal years 2015, 2014, and 2013, respectively, and were funded with cash flows from operations.

Distributor Arrangements.    The company offers long-term financing to independent distributors for the purchase of their distribution rights, and a vast majority of the independent distributors elect to use this financing alternative and a liability is established. These notes generally have terms of up to ten years and the independent distributor pays principal and interest weekly. A majority of the independent distributors have the right to require the company to repurchase the distribution rights and trucks, if applicable, at the original price paid by the independent distributor on the long-term financing arrangement in the six-month period following the sale of a distribution right to the independent distributor. If the truck is leased, the company will assume the lease payment (but not the lease) if the distribution rights are repurchased during the first six-month period. After the six-month period expires, the company retains a right of first refusal to repurchase these distribution rights. Additionally, in the event the company exits a geographic market or ceases to utilize the independent distribution form of doing business, the company is contractually required to purchase the distribution rights from the independent distributor. If the company acquires a distribution right from an independent distributor that is to be resold, the company operates the territory until it can be resold. If the distribution rights are not to be resold, the value of the distribution rights is charged to earnings. The company held an aggregate of $174.9 million and $182.2 million as of January 2, 2016 and January 3, 2015, respectively, of distribution rights notes receivable. The company does not view this aggregate amount as a concentrated credit risk, as each note relates to an individual independent distributor. The company has approximately $28.3 million and $20.5 million as of January 2, 2016 and January 3, 2015, respectively, of distribution rights held for sale.

In the ordinary course of business, when an independent distributor terminates the relationship with the company, the company, although not legally obligated, generally purchases and operates that territory utilizing the leased truck of the former independent distributor. To accomplish this, the company operates the leased truck for the independent distributor, who generally remains solely liable under the original truck lease to the third party lessor, and continues the payments on behalf of the former independent distributor. Once the territory is resold to an independent distributor, the truck lease is assumed by the new independent distributor. At January 2, 2016 and January 3, 2016, the company operated approximately 600 and 420 trucks as held for sale distributorships, respectively. Assuming the company does not resell these territories to a new independent distributor, at January 2, 2016 and January 3, 2015, the maximum contractual obligation associated with these truck leases was approximately $6.2 million and $8.1 million, respectively. There is no liability recorded in the Consolidated Balance Sheet with respect to such leases, as the obligation for each lease is retained by the former independent distributor until the distribution rights to the territory are sold to a new independent distributor. The company does not anticipate operating these territories over the life of the lease as it intends to resell these territories to a new independent distributor.

Special Purpose Entities.    At January 2, 2016 and January 3, 2015, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Deferred Compensation.    The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation through December 31, 2015. Effective January 1, 2016, employees may elect to defer up to 75% of their base salaries, any cash bonuses and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at January 2, 2016 and January 3, 2015 was $14.8 million and $14.5 million, respectively.

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at January 2, 2016 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2016	2017-2018	2019-2020	2021 and Beyond
Contractual Obligations:
Long-term debt	$990,000	$70,000	$352,500	$167,500	$400,000
Interest payments(1)	136,576	23,415	38,786	35,000	39,375
Capital leases	20,228	4,685	9,654	4,061	1,828
Interest on capital leases	1,568	537	660	240	131
Non-cancelable operating lease obligations(2)	530,846	60,550	104,335	77,966	287,995
Pension and postretirement contributions and payments(3)	8,816	730	1,871	1,849	4,366
Deferred compensation plan obligations(4)	14,812	2,204	4,472	1,413	6,723
Purchase obligations(5)	369,617	369,617	—	—	—
Total contractual cash obligations	$2,072,463	$531,738	$512,278	$288,029	$740,418

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$16,880	$16,880	$—	$—	$—
Truck lease guarantees	6,230	87	244	4,599	1,300
Total commitments	$23,110	$16,967	$244	$4,599	$1,300

(1)

The $160.0 million outstanding under our credit facility at January 2, 2016 is not included since payments into and out of the credit facility change daily. Interest on the senior notes is based on the stated rate and excludes the amortization of debt discount of $0.6 million. Also excluded from interest payments are the non-cash amortization charges of the discount for the fair value of the Lepage deferred payments. The facility and new term loan interest rates are based on the actual rates as of January 2, 2016.

(2)

Does not include lease payments expected to be incurred in fiscal year 2016 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheet but will be recorded as lease payments obligations are incurred in the Consolidated Statements of Income.

(3)

Includes the expected benefit payments for postretirement plans from fiscal 2016 through fiscal 2025. These future postretirement plan payments are not recorded on the Consolidated Balance Sheet but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company does not expect to make any contributions to our qualified pension plans during fiscal 2016.

(4)

These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the EDCP. This liability is recorded on the Consolidated Balance Sheet as either a current or long-term liability.

(5)	Represents the company’s various ingredient and packaging purchasing commitments. This item is not recorded on the Consolidated Balance Sheet.
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of January 2, 2016 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheet, but reduce availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $0.6 million related to uncertain tax positions as of January 2, 2016. Details regarding this liability are presented in Note 20, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

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

New Accounting Pronouncements Not Yet Adopted

See Note 4, New Accounting Pronouncements Not Yet Adopted, of Notes to Consolidated Financial Statements of this Form 10-K regarding this information.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of January 2, 2016, the company’s hedge portfolio contained commodity derivatives with a fair value of $14.9 million. Of this fair value, $11.9 million is based on quoted market prices and $2.9 million is based on models and other valuation methods; Nearly all of this fair value relates to instruments that will be utilized in fiscal 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of January 2, 2016, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $14.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

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

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of January 2, 2016.

In making its assessment of internal control over financial reporting as of January 2, 2016, management has excluded DKB and Alpine because they were acquired by the company in purchase business combination transactions on September 12, 2015 and October 13, 2015, respectively.  DKB contributed revenues to the company for fiscal 2015 of $37.6 million, representing approximately 1.0% of our consolidated revenues for the fiscal year.  DKB’s assets represented approximately 1.2% of our consolidated assets at January 2, 2016.  We will include DKB in our fiscal 2016 assessment of internal control over financial reporting.  Alpine contributed revenues to the company for fiscal 2015 of $11.9 million, representing approximately 0.3% of our consolidated revenues.  Alpine’s assets represented approximately 0.9% of our consolidated assets at January 2, 2016.  We will include Alpine in our fiscal 2016 assessment of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

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

Our President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on July 1, 2015 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2015 and Fiscal 2014 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 2, 2016 and January 3, 2015.

Consolidated Statements of Income for Fiscal 2015, Fiscal 2014, and Fiscal 2013.

Consolidated Statements of Comprehensive Income for Fiscal 2015, Fiscal 2014, and Fiscal 2013.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2015, Fiscal 2014, and Fiscal 2013.

Consolidated Statements of Cash Flows for Fiscal 2015, Fiscal 2014, and Fiscal 2013.

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

2.6	—

Stock Purchase Agreement, dated as of August 12, 2015, by and among Flowers Foods, Inc., AVB, Inc., Goode Seed Holdings, LLC, Goode Seed Co-Invest, LLC, Glenn Dahl, trustee of the Glenn Dahl Family Trust, U/A/D November 28, 2012, David J. Dahl, trustee of the David Dahl Family Trust, U/A/D May 1, 2012, Shobi L. Dahl, trustee of the Shobi Dahl Family Trust, U/A/D, December 16, 2011, and Flowers Bakeries, LLC. (Incorporated by reference to Exhibit 2.6 to Flowers Foods' Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).**

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

10.11		—

Third Amendment to Receivables Loan, Security and Servicing Agreement, dated as of August 20, 2015, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.11 to Flowers Foods' Quarterly Report on Form 10-Q, dated November 12, 2015, File No. 1-16247).

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

10.25	*	—	Form of 2016 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
12.1	*	—	Computation of Ratio of Earnings to Fixed Charges.
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended January 2, 2016.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**

Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, which application has been granted.  Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2016.

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

Signature	Title	Date

/s/ ALLEN L. SHIVER	President and Chief Executive Officer and Director	February 24, 2016
Allen L. Shiver

/s/ R. STEVE KINSEY	Executive Vice President and Chief Financial Officer	February 24, 2016
R. Steve Kinsey

/s/ KARYL H. LAUDER	Senior Vice President and Chief Accounting Officer	February 24, 2016
Karyl H. Lauder

/s/ GEORGE E. DEESE	Chairman	February 24, 2016
George E. Deese

/s/ JOE E. BEVERLY	Director	February 24, 2016
Joe E. Beverly

/s/ FRANKLIN L. BURKE	Director	February 24, 2016
Franklin L. Burke

/s/ RHONDA O. GASS	Director	February 24, 2016
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD, IV	Director	February 24, 2016
Benjamin H. Griswold, IV

/s/ RICHARD LAN	Director	February 24, 2016
Richard Lan

/s/ MARGARET G. LEWIS	Director	February 24, 2016
Margaret G. Lewis

/s/ AMOS R. MCMULLIAN	Director	February 24, 2016
Amos R. McMullian

/s/ J.V. SHIELDS, JR.	Director	February 24, 2016
J.V. Shields, Jr.

/s/ DAVID V. SINGER	Director	February 24, 2016
David V. Singer

/s/ JAMES T. SPEAR	Director	February 24, 2016
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 24, 2016
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 24, 2016
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Dave’s Killer Bread (“DKB”) and Alpine Valley Bread Company (“Alpine”) from its assessment of internal control over financial reporting as of January 2, 2016 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded DKB and Alpine from our audit of internal control over financial reporting. DKB and Alpine are wholly-owned subsidiaries whose total assets and total revenues represent 2.1% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2016.

/s/     PricewaterhouseCoopers LLP

Atlanta, Georgia

February 24, 2016

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2016	January 3, 2015
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$14,378	$7,523
Accounts and notes receivable, net of allowances of $1,341 and $2,723, respectively	269,683	235,911
Inventories:
Raw materials	42,336	33,579
Packaging materials	21,853	19,591
Finished goods	46,988	39,930
	111,177	93,100
Spare parts and supplies	57,288	54,058
Deferred taxes	37,207	26,823
Other	47,782	43,148
Total current assets	537,515	460,563
Property, Plant and Equipment:
Land	93,115	93,314
Buildings	455,626	441,444
Machinery and equipment	1,162,314	1,115,129
Furniture, fixtures and transportation equipment	131,875	124,173
Construction in progress	38,334	18,566
	1,881,264	1,792,626
Less: accumulated depreciation	(1,076,296)	(985,168)
	804,968	807,458
Notes Receivable	154,311	161,905
Assets Held for Sale	36,191	39,108
Other Assets	11,791	12,011
Goodwill	464,926	282,960
Other Intangible Assets, net	875,466	644,969
Total assets	$2,885,168	$2,408,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$74,685	$34,496
Accounts payable	171,923	142,643
Other accrued liabilities	157,130	138,414
Total current liabilities	403,738	315,553
Long-term debt:
Total long-term debt and capital lease obligations	933,932	728,940
Other Liabilities:
Post-retirement/post-employment obligations	76,541	93,589
Deferred taxes	183,669	94,153
Other long-term liabilities	44,206	53,695
Total other long-term liabilities	304,416	241,437
Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 16,463,137 and 19,382,272 shares, respectively	(174,635)	(202,062)
Capital in excess of par value	636,501	613,859
Retained earnings	877,817	809,068
Accumulated other comprehensive loss	(96,800)	(98,020)
Total stockholders’ equity	1,243,082	1,123,044
Total liabilities and stockholders’ equity	$2,885,168	$2,408,974

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands, except per share data)
Sales	$3,778,505	$3,748,973	$3,732,616
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	1,963,153	1,950,633	1,972,221
Selling, distribution and administrative expenses	1,381,527	1,368,289	1,356,742
Depreciation and amortization	132,175	128,961	118,491
Pension plan settlement loss	—	15,387	—
Impairment of assets	3,771	10,308	—
Gain on acquisition	—	—	(50,071)
Income from operations	297,879	275,395	335,233
Interest expense	26,815	28,288	28,875
Interest income	(21,967)	(20,947)	(16,015)
Income before income taxes	293,031	268,054	322,373
Income tax expense	103,840	92,315	91,479
Net income	$189,191	$175,739	$230,894
Net Income Per Common Share:
Basic:
Net income per common share	$0.90	$0.84	$1.11
Weighted average shares outstanding	210,793	209,683	207,935
Diluted:
Net income per common share	$0.89	$0.82	$1.09
Weighted average shares outstanding	213,356	213,092	211,927
Cash dividends paid per common share	$0.5675	$0.4850	$0.4440

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands, except per share data)
Net income	$189,191	$175,739	$230,894
Other comprehensive income, net of tax:
Pension and postretirement plans:
Prior service credit for the period	—	—	682
Settlement loss	—	9,463	—
Net (loss) gain for the period	(2,537)	(45,516)	55,637
Amortization of prior service credit included in net income	(164)	(289)	(158)
Amortization of actuarial loss included in net income	2,703	829	3,307
Pension and postretirement plans, net of tax	2	(35,513)	59,468
Derivative instruments:
Net change in fair value of derivatives	(4,195)	(3,358)	(24,457)
Loss reclassified to net income	5,413	3,366	17,141
Derivative instruments, net of tax	1,218	8	(7,316)
Other comprehensive income (loss), net of tax	1,220	(35,505)	52,152
Comprehensive income	$190,411	$140,234	$283,046

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 29, 2012	152,488,008	$199	$571,924	$597,629	$(114,667)	(14,214,819)	$(196,465)	$858,620
Net income				230,894				230,894
Derivative instruments, net of tax					(7,316)			(7,316)
Pension and postretirement plans, net of tax					59,468			59,468
Adjustment for 3 for 2 stock split	76,241,577			(52)		(6,860,135)		(52)
Stock repurchases						(367,623)	(8,819)	(8,819)
Exercise of stock options			508			1,158,590	13,177	13,685
Issuance of deferred stock awards			(752)			54,120	752	—
Amortization of share-based compensation awards			14,725					14,725
Income tax benefits related to share-based payments			7,824					7,824
Performance-contingent restricted stock awards supplemental grant for exceeding TSR (Note 16)			(874)			63,232	874	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(386)				(386)
Dividends paid — $0.4440 per common share				(92,454)				(92,454)
Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				175,739				175,739
Derivative instruments, net of tax					8			8
Pension and postretirement plans, net of tax					(35,513)			(35,513)
Stock repurchases						(2,014,610)	(38,916)	(38,916)
Exercise of stock options			2,206			1,921,397	18,808	21,014
Issuance of deferred stock awards			(2,095)			211,850	2,095	—
Amortization of share-based compensation awards			18,917					18,917
Income tax benefits related to share-based payments			7,908					7,908
Performance-contingent restricted stock awards issued (Note 16)			(6,168)			652,719	6,168	—
Issuance of deferred compensation			(264)			13,007	264	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(608)				(608)
Dividends paid — $0.4850 per common share				(101,694)				(101,694)
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	(19,382,272)	$(202,062)	$1,123,044
Net income				189,191				189,191
Derivative instruments, net of tax					1,218			1,218
Pension and postretirement plans, net of tax					2			2
Shares issued for acquisition			7,493			481,540	5,109	12,602
Stock repurchases						(318,399)	(6,858)	(6,858)
Exercise of stock options			137			1,838,083	19,480	19,617
Issuance of deferred stock awards			(591)			55,713	591	—
Amortization of share-based compensation awards			15,574					15,574
Income tax benefits related to share-based payments			9,134					9,134
Performance-contingent restricted stock awards issued (Note 16)			(8,899)			853,206	8,899	—
Issuance of deferred compensation			(206)			8,992	206	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(879)				(879)
Dividends paid — $0.5675 per common share				(119,563)				(119,563)
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	52 weeks	53 weeks	52 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$189,191	$175,739	$230,894
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	—	—	(50,071)
Depreciation and amortization	132,175	128,961	118,491
Impairment of assets	3,771	10,308	—
Stock-based compensation	15,692	18,662	15,943
Loss reclassified from accumulated other comprehensive income to net income	8,551	5,218	27,055
Deferred income taxes	18,293	9,241	6,485
Provision for inventory obsolescence	776	1,074	1,210
Allowances for accounts receivable	2,395	4,956	4,110
Pension and postretirement plans (benefit) expense	(5,878)	5,341	(2,041)
Other	(3,425)	(6,215)	(5,701)
Qualified pension plan contributions	(10,000)	(12,999)	(14,818)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(16,873)	7,181	1,114
Inventories, net	(9,717)	6,977	(10,708)
Hedging activities, net	(12,818)	22	(39,325)
Other assets	(7,133)	(23,993)	(22,151)
Accounts payable	14,563	(9,951)	(702)
Other accrued liabilities	4,670	(6,552)	10,699
Net cash provided by operating activities	324,233	313,970	270,484
Cash flows provided by (disbursed for) investing activities:
Purchase of property, plant and equipment	(90,773)	(83,778)	(99,181)
Repurchase of independent distributor territories	(21,866)	(17,056)	(26,418)
Principal payments from notes receivable	26,028	23,718	21,596
Acquisition of businesses, net of cash acquired	(390,221)	—	(415,813)
Contingently refundable consideration	—	7,500	—
Proceeds from sale of new distribution territories	—	—	13,965
Proceeds from sale of property, plant and equipment	14,324	36,303	2,966
Acquisition of intangible assets	(5,000)	—	—
Net cash disbursed for investing activities	(467,508)	(33,313)	(502,885)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(120,442)	(102,302)	(92,840)
Exercise of stock options	19,617	21,014	13,685
Excess windfall tax benefit related to share-based payment awards	9,134	7,879	7,781
Payments for debt issuance costs	(646)	(773)	(2,456)
Stock repurchases	(6,858)	(38,916)	(8,819)
Change in bank overdrafts	2,325	(679)	(499)
Proceeds from debt borrowings	1,064,600	1,175,200	2,169,950
Debt and capital lease obligation payments	(817,600)	(1,343,087)	(1,859,094)
Other	—	—	(52)
Net cash provided by (disbursed for) financing activities	150,130	(281,664)	227,656
Net increase (decrease) in cash and cash equivalents	6,855	(1,007)	(4,745)
Cash and cash equivalents at beginning of period	7,523	8,530	13,275
Cash and cash equivalents at end of period	$14,378	$7,523	$8,530
Schedule of non cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$206	$264	$—
Capital and right-to-use lease obligations	$2,298	$12,399	$8,971
Issuance of notes receivable on new distribution territories	$18,744	$44,346	$22,611
Shares issued for the Alpine acquisition	$12,602	$—	$—
Purchase of property, plant and equipment included in accounts payable	$3,637	$1,094	$435
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,112	$26,065	$25,996
Income taxes paid, net of refunds of $7,587, $4,240 and $323, respectively	$80,062	$78,587	$83,525

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (the “company”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery (“Warehouse Segment”). The DSD Segment focuses on the production and marketing of bakery products throughout the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment produces snack cakes, breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

Note 2.	Summary of Significant Accounting Policies

Basis of Consolidation.    The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities.    The incorporated independent distributors (“IDs”) qualify as variable interest entities (“VIEs”). The company typically finances the ID and also enters into a contract with the ID to supply product at a discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provides a level of protection to the equity owners of the various IDs that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the majority of the significant activities of the VIEs that would affect their ability to operate their respective distributor territories or (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring truck and trailers, managing fuel costs, employee matters and other strategic decisions.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2015 and fiscal 2013 consisted of 52 weeks. Fiscal 2014 consisted of 53 weeks. Fiscal 2016 will consist of 52 weeks.

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

The consumer packaged goods industry has used scan-based trading technology over many years to share information between the supplier and retailer. An extension of this technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2015, 2014, and 2013, the company recorded $1.2 billion, $1.2 billion, and $1.1 billion, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities have our products delivered to independent distributors, who sell and deliver our products to outlets of retail accounts that are within the independent distributors’ geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). Generally, no revenue is recognized by the company upon delivery of our products by the company to the independent distributor or upon delivery of our products by the independent distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at January 2, 2016 and January 3, 2015 was $6.2 million and $6.1 million, respectively.

The independent distributor performs a physical inventory of products at each PBS Outlet weekly and reports the results to the company. The inventory data submitted by the independent distributor for each PBS Outlet is compared with the product delivery data. Product delivered to a PBS Outlet that is not recorded in the inventory data has been purchased by the consumer/customer of the PBS Outlet and is recorded as sales revenue by the company.

The company repurchases distribution rights from and sells distribution rights to independent distributors from time to time. At the time the company purchases a distribution right from an independent distributor, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new independent distributor, generally a note receivable of up to ten years is recorded for the sales price of the distribution right (for those situations when the company provides direct financing to the independent distributor) with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the amount of the note receivable (i.e., the sales price) and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the independent distributor activity a cost of distribution. Since the independent distributor has the right to require the company to repurchase the distribution rights at the original purchase price within the first six-month period following the date of sale, no gain is recorded on the sale of the distribution rights until after the six-month period is completed and a liability is established (except that gains of $5,000 or less are recognized immediately upon the sale). The company is not required to repay interest paid by the distributor during such six-month period.  Upon expiration of the six-month period, the amount of the deferred gain is recorded into income over the remaining term of the note. In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $26.2 million and $30.1 million at January 2, 2016 and January 3, 2015, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $4.1 million during fiscal 2015, $3.8 million during fiscal 2014, and $5.5 million during fiscal 2013 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2015	$2,723	$2,395	$3,777	$1,341
Fiscal 2014	$1,598	$4,956	$3,831	$2,723
Fiscal 2013	$386	$4,110	$2,898	$1,598

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  The lower ending balance in fiscal 2015 is attributable to bad debt expense recorded in fiscal 2014 that did not re-occur in fiscal 2015 and was primarily from one non-trade customer.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2015, 2014 and 2013 accounted for 43.5%, 43.9% and 44.7% of sales, respectively. Our largest customer, Walmart/Sam’s Club, weighted percent of sales for fiscal years 2015, 2014 and 2013 was as follows:

	Percent of Sales
	DSD Segment	Warehouse Segment	Total
Fiscal 2015	16.7%	2.6%	19.3%
Fiscal 2014	16.8%	2.6%	19.4%
Fiscal 2013	17.1%	3.1%	20.2%

Inventories.    Inventories at January 2, 2016 and January 3, 2015 are valued at lower of cost or market. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are at average costs.

The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2015	$159	$776	$697	$238
Fiscal 2014	$93	$1,074	$1,008	$159
Fiscal 2013	$38	$1,210	$1,155	$93

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2015, 2014, and 2013, shipping costs were $852.3 million, $847.6 million, and $797.4 million, respectively, including the costs paid to independent distributors for selling and delivering our products.

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

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $29.9 million and $28.9 million at January 2, 2016 and January 3, 2015, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $9.7 million and $6.3 million at January 2, 2016 and January 3, 2015, respectively.

Buildings are depreciated over ten to forty years, machinery and equipment over three to twenty-five years, and furniture, fixtures, and transportation equipment over three to fifteen years. Property under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the property. Depreciation expense for fiscal years 2015, 2014, and 2013 was $116.8 million, $117.2 million and $106.7 million, respectively. The company had no capitalized interest during fiscal 2015, 2014, and 2013. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

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

Future adverse changes in market conditions or poor operating results of underlying long-lived held and used assets could result in losses or an inability to recover the carrying value of the long-lived held and used assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. We recorded an impairment charge of $1.5 million when we closed a production line at one of our bakeries on equipment we no longer intend to use in fiscal 2015.  There were no impairment charges for long-lived held and used assets during fiscal years 2014 or 2013.

Impairment of Other Intangible Assets.    The company accounts for other intangible assets recognized in a purchase business combination at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from two years to forty years for these assets. The attribution methods we primarily use are sum-of-the-year digits for customer relationships and straight-line for other intangible assets.  These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships, and supply agreements.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized. Indefinite-lived intangible assets are tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of potential impairment are present. We have elected not to perform the qualitative approach. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these assets as finite-lived assets that will require amortization. We consider historical performance and future estimated results in our evaluation of impairment. In the event that facts and circumstances indicate that the cost of any indefinite-lived intangible assets may be impaired, an evaluation of the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following four material assumptions: (a) discount rate; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We use the multi-period excess earnings and relief from royalty methods to value these indefinite-lived intangible assets. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. These indefinite-lived intangible assets are trademarks acquired in a purchase business combination.

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future. There were no impairment charges related to other intangible assets during fiscal years 2015, 2014 or 2013. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Goodwill is allocated to the DSD and Warehouse Segments based on the segment assignment for the acquisition.  The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. This analysis is performed for both of our segments. Goodwill is recorded at the segment level primarily because of reciprocal baking arrangements for plants within each segment. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2015, 2014, or 2013. During the second quarter of fiscal 2014, we recorded an impairment of $2.6 million related to the disposition of certain assets as described in Note 6, Assets Held For Sale. This goodwill impairment represented the share of goodwill for the disposed assets. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

Derivative Financial Instruments.    The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners, shortening, and water, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value upon internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at January 2, 2016 qualified for hedge accounting. During fiscal years 2015, 2014, and 2013 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of these instruments.

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2015, 2014, and 2013 there were no discontinued hedge positions.

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

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $23.5 million, $22.9 million, and $28.1 million for fiscal years 2015, 2014, and 2013, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The company recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. The shares issued for exercises and at vesting of the awards are issued from Treasury Stock. See Note 16, Stock-Based Compensation, for additional disclosure.  Stock-based compensation expense is included in selling, distribution and administrative expense in the Consolidated Statements of Income.

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $15.0 million and $13.0 million at January 2, 2016 and January 3, 2015, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $3.5 million, $2.4 million, and $3.2 million in fiscal years 2015, 2014, and 2013, respectively.

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

The deductions column in the table below presents the amounts reduced in the deferred tax asset valuation allowance that were recorded to, and included as part of, deferred tax expense. The additions column represents amounts that increased the allowance.

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2015	$2,534	$2,516	$—	$18
Fiscal 2014	$2,895	$361	$—	$2,534
Fiscal 2013	$4,545	$1,650	$—	$2,895

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

Research and Development.  The company recorded research and development costs of $3.3 million, $3.2 million, and $2.6 million for fiscal years 2015, 2014, and 2013, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. See Note 17, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Note 3.	Financial Statement Revisions

During the fourth quarter of fiscal 2014, we revised previously reported net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions were made for all periods presented in the fiscal 2014 Form 10-K. The impact of these cash sales was 0.5% to our previously reported consolidated sales in our fiscal 2013 financial statements. In addition, since these types of sales are only applicable to our DSD Segment, the impact was 0.6% to our previously reported DSD Segment sales in our fiscal 2013 financial statements. We have concluded that these revisions are immaterial to our fiscal 2013 financial statements and each of the quarterly periods in fiscal years 2014 and 2013.

Our prior year financial statements were revised to correctly report the discounts by decreasing sales and decreasing selling, distribution and administrative expenses by the amount of the discounts in the respective periods presented. There are no impacts to our Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, or Consolidated Statements of Cash Flows for any prior periods. Additionally, the correction did not impact our previously reported income from operations, net income or earnings per share.

The tables below present the revisions to the applicable financial statement line items for all periods presented and for the quarterly information for fiscal year 2014 (amounts in thousands).

	Fiscal 2013
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$3,751,005	$(18,389)	$3,732,616
Selling, distribution and administrative expense	$1,375,131	$(18,389)	$1,356,742

	Quarter 1 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$1,159,760	$(5,843)	$1,153,917
Selling, distribution and administrative expense	$426,390	$(5,843)	$420,547

	Quarter 2 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$877,378	$(4,587)	$872,791
Selling, distribution and administrative expense	$319,582	$(4,587)	$314,995

	Quarter 3 of Fiscal 2014
Impacted Financial Statement line item	As Previously Reported	Revisions	As Revised
Sales	$849,360	$(4,428)	$844,932
Selling, distribution and administrative expense	$306,514	$(4,428)	$302,086

Note 4.	New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017 the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year making the effective date December 31, 2017, the first day of our fiscal 2018.  Early application is permitted but not before January 1, 2017.  The standard permits the use of either the modified retrospective or cumulative effect transition method.  We are in the process of determining the effect this guidance will have on our Consolidated Financial Statements and which transition method we will apply.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  Earlier application is permitted.  Based on the balances as of January 2, 2016, the adoption of this guidance will require us to reclassify approximately $3.9 million of unamortized debt issuance costs from other long-term assets to long-term debt in future periods.

In April 2015, the FASB issued guidance to provide a practical expedient permitting applicable entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year end and apply that practical expedient consistently from year to year.  This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Earlier application is permitted.  The company does not anticipate this guidance having a material impact on our Consolidated Financial Statements.

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

In July 2015, the FASB issued guidance that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This guidance shall be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The company is still analyzing the potential impact of this guidance on the company’s Consolidated Financial Statements.

In September 2015, the FASB issued guidance related to entities that have reported provisional amounts in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs.  This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This update also requires that an entity present separately on the face of the income statement or disclose in the notes to the consolidated financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  There will be a potential impact as long as our purchase price allocation remains preliminary at the end of each reporting period.

In November 2015, the FASB issued guidance that requires entities to report deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  If this guidance were applicable on January 2, 2016 the company would report a net noncurrent deferred tax liability in our Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

Note 5.	Notes Receivable

The company provides direct financing to certain independent distributors for the purchase of the independent distributors’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During fiscal years 2015, 2014, and 2013, $22.0 million, $20.9 million, and $16.0 million, respectively, was recorded as interest income relating to these notes receivable. The notes receivable are collateralized by the independent distributors’ distribution rights. Additional details are included in Note 14, Fair Value of Financial Instruments.

Note 6.	Assets Held for Sale

The company purchases distribution rights from and sells distribution rights to independent distributors from time to time. The company repurchases distribution rights from independent distributors in circumstances when the company decides to exit a territory or when the independent distributor elects to terminate the relationship with the company. In the event the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The independent distributors may also sell their distribution rights to another person or entity. Distribution rights purchased from independent distributors and operated as company-owned territories are recorded on the company’s Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another independent distributor to purchase the distribution rights for the territory.

Distribution rights held for sale and operated by the company are sold to independent distributors at the fair market value of the distribution rights. In accordance with the terms of the applicable Distributor Agreement, within the six-month period following the date of sale, the independent distributor has the right to require the company to repurchase the distribution rights and truck, if applicable, at the original purchase price paid by the independent distributor. The company records a liability for this amount during the six-month period.  The company is not required to repay interest paid by the independent distributor during such six-month period. If the independent distributor’s truck is leased, the company will assume the lease payment (but not the lease) if the distribution rights are repurchased during the six-month period. Should the independent distributor wish to sell the distribution rights after the six-month period has expired, the company has the right of first refusal but is not legally required to purchase the distribution rights.  After the six-month period the liability is recorded as deferred income and will be recognized over the term of the distribution rights notes receivable.

The company is also selling certain manufacturing facilities and depots from the Acquired Hostess Bread Assets purchased in July 2013. These assets were originally recorded as held and used in the purchase price allocation in Note 8, Acquisitions. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired manufacturing facilities and depots do not meet our long-term strategy and we are actively marketing them. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Consolidated Balance Sheets in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below. During fiscal 2015, the company received $9.1 million on the sale of five Acquired Hostess Bread Asset depots and manufacturing facilities.  During fiscal 2014, the company received $24.2 million on the sale of 22 Acquired Hostess Bread Assets depots and manufacturing facilities.

During the second quarter of fiscal 2014, we decided to sell certain assets at our Ft. Worth, Texas, tortilla facility (the “disposal group”). The company relocated our flour tortilla equipment to an existing manufacturing facility and continues to sell these products through our DSD Segment. The disposal group sale closed on August 13, 2014 for a sale price of $8.4 million in cash. The carrying value of the assets sold was $7.6 million. Assets not included in the disposal group were either transferred to other plants or were scrapped shortly after closing. We recognized an impairment of $2.3 million and $5.8 million for assets held for sale during fiscal years 2015 and 2014, respectively.  We recognized an impairment loss on goodwill of $2.6 million and an additional impairment loss of $1.9 million for the scrapped assets during the second quarter of fiscal 2014. These impairments are recorded on the Consolidated Statements of Income in the line item “Impairment of assets”. The total gain on the divestiture was $1.8 million, of which $0.8 million related to property, plant and equipment recorded as held for sale in our second quarter of fiscal 2014, and was recorded on the

Consolidated Statements of Income in the line item “Selling, distribution and administrative expenses”. We also incurred costs of $0.8 million included in the Consolidated Statements of Income line item “Materials, supplies, labor, and other production costs, excluding depreciation” relating to severance and inventory. The total costs for fiscal 2014 relating to the divestiture were $3.5 million.

In addition to the impairments described above, during the fourth quarter of our fiscal 2014, we recognized an impairment loss of $5.8 million for the difference between the carrying value and the fair value of certain Acquired Hostess Bread Assets classified as held for sale.

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of January 2, 2016 and January 3, 2015, respectively (amounts in thousands):

	January 2, 2016	January 3, 2015
Distribution rights	$28,325	$20,491
Acquired Hostess Bread Assets plants and depots	3,082	13,406
Other	4,784	5,211
Total assets held for sale	$36,191	$39,108

Note 7.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at January 2, 2016 and January 3, 2015, respectively, each of which is explained in additional detail below (amounts in thousands):

	January 2, 2016	January 3, 2015
Goodwill	$464,926	$282,960
Amortizable intangible assets, net of amortization	461,466	189,969
Indefinite-lived intangible assets	414,000	455,000
Total goodwill and other intangible assets	$1,340,392	$927,929

The changes in the carrying amount of goodwill, by segment, during fiscal 2014 and fiscal 2015, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of December 28, 2013	$277,927	$4,477	$282,404
Goodwill impairment	(2,624)	—	(2,624)
Change in goodwill related to an acquisition	3,180	—	3,180
Balance as of January 3, 2015	$278,483	$4,477	$282,960
Change in goodwill related to acquisitions	145,925	36,041	181,966
Balance as of January 2, 2016	$424,408	$40,518	$464,926

The $2.6 million goodwill impairment during fiscal 2014 is discussed in Note 6, Assets Held For Sale, and relates to a portion of the DSD Segment’s goodwill allocated to the disposal group.  Changes in goodwill related to acquisitions during fiscal 2015 are from DKB in the DSD Segment and Alpine in the Warehouse Segment and are discussed in Note 8, Acquisitions.

The table below presents the changes to goodwill by acquisition from December 28, 2013 to January 3, 2015 (amounts in thousands):

Acquired Hostess Assets
Adjustment for spare parts and final fair value assessment	$(3,503)
Adjustment to property, plant and equipment	6,683
Change in goodwill during fiscal 2014	$3,180

As of January 2, 2016 and January 3, 2015, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	January 2, 2016			January 3, 2015
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$246,327	$18,037	$228,290	$71,727	$14,152	$57,575
Customer relationships	281,621	51,650	229,971	169,921	41,099	128,822
Non-compete agreements	4,874	4,043	831	4,274	3,351	923
Distributor relationships	4,123	1,749	2,374	4,123	1,474	2,649
Total	$536,945	$75,479	$461,466	$250,045	$60,076	$189,969

As of January 2, 2016 and January 3, 2015, there was $414.0 million and $455.0 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because they are well established brands, many older than forty years old with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

During the fourth quarter of our fiscal 2015, we reviewed our long-term strategy for all of our organic bread brands.  We purchased the Barowsky’s brand, which included certain organic products, in fiscal 2012.  We originally intended to distribute that brand nationally throughout our territory.  The acquisitions of the Dave’s Killer Bread (“DKB”) and Alpine Valley Bread Company (“Alpine”) organic brands in our third and fourth quarter, respectively, of fiscal 2015 caused us to review our organic bread brands strategy.  As a result, the DKB brand will be distributed through our DSD Segment and the Alpine brand will be distributed through our Warehouse Segment.  The Barowsky’s brand will remain a more regional bread brand.  Since the asset will not be used as originally intended we examined the indefinite-life assignment and we determined that it is appropriate to begin amortizing this brand.  Beginning in our fourth quarter the Barowsky’s brand began being amortized over a 35 year straight-line attribution period.  The change in strategy still reflects that the estimated fair value exceeds the carrying value so an impairment charge was not applicable.

Net amortization expense for fiscal 2015, 2014, and 2013 was as follows (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total	$15,403	$11,741	$11,741

Estimated amortization of intangibles for 2016 and the next four years thereafter is as follows (amounts in thousands):

Amortization of Intangibles
2016	$24,485
2017	$23,578
2018	$22,878
2019	$22,385
2020	$21,893

Note 8.	Acquisitions

Alpine Valley Bread Company

On October 13, 2015, the company completed the acquisition of 100% of the outstanding common stock of Alpine, a leading organic bread baker, from its shareholders for total consideration of approximately $121.9 million inclusive of payments for certain tax benefits.  We paid cash of $109.3 million and issued 481,540 shares of our common stock to the sellers in a private placement.  We believe the acquisition of Alpine strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category. The Alpine acquisition has been accounted for as a business combination and is included in our Warehouse Segment. The results of Alpine’s operations are included in the company’s Consolidated Financial Statements beginning on October 14, 2015. The total preliminary goodwill recorded for this acquisition was $36.0 million and it is deductible for tax purposes.

During fiscal 2015, the company incurred $1.6 million of acquisition-related costs for Alpine. The acquisition-related costs for Alpine are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income. Alpine contributed $11.9 million in sales during fiscal 2015.  Alpine’s operating income since the acquisition was immaterial to our fiscal 2015 results of operations.

The following table summarizes the consideration paid for Alpine based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets, property, plant and equipment, and certain financial assets are still under review.  We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$109,340
Stock consideration paid	12,602
Total consideration paid	121,942
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	15,614
Identifiable intangible assets	64,600
Financial assets	5,687
Net recognized amounts of identifiable assets acquired	85,901
Goodwill	$36,041

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$20,900	40.0	Straight-line
Customer relationships	43,700	25.0	Sum of year digits
	$64,600	29.9

Alpine operates two production facilities in Mesa, Arizona and has widespread distribution across the U.S. The primary reason for the acquisition was to purchase a brand of organic bakery products in the U.S. and to add organic production capacity.

The fair value of trade receivables is $4.8 million. The gross amount of the receivable is $4.8 million with an immaterial amount determined to be uncollectible.  We did not acquire any other class of receivables as a result of the acquisition.

Dave’s Killer Bread

On September 12, 2015, the company completed the acquisition of 100% of the outstanding common stock of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread, from its shareholders for total cash payments of approximately $282.1 million inclusive of payments for certain tax benefits.  We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. The DKB acquisition has been accounted for as a business combination and is included in our DSD Segment. The results of DKB’s operations are included in the company’s Consolidated Financial Statements beginning on September 13, 2015. The total preliminary goodwill recorded for this acquisition was $145.9 million and it is not deductible for tax purposes.

During fiscal 2015, the company incurred $4.6 million of acquisition-related costs for DKB. The acquisition-related costs for DKB are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income. DKB contributed $37.6 million in sales during fiscal 2015.  DKB’s operating income since the acquisition was immaterial to our fiscal 2015 results of operations.

The following table summarizes the consideration paid for DKB based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets and certain financial assets are still under review.  We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$282,115
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	9,769
Identifiable intangible assets	176,300
Deferred income taxes	(60,142)
Financial assets	10,263
Net recognized amounts of identifiable assets acquired	136,190
Goodwill	$145,925

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$107,700	40.0	Straight-line
Customer relationships	68,000	25.0	Sum of year digits
Non-compete agreements	600	2.0	Straight-line
	$176,300	34.1

DKB operates one production facility in Milwaukie, Oregon and has widespread distribution across the U.S. and Canada. The primary reason for the acquisition was to purchase the leading brand of organic bakery products in the U.S.

The fair value of trade receivables is $14.2 million. The gross amount of the receivable is $14.4 million of which $0.2 million is determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the DKB and Alpine acquisitions are not included because the company determined that they are immaterial individually and in the aggregate.

Modesto acquisition

On July 27, 2013, the company completed the acquisition of a bun line in Modesto, California that serves the California market for a total cash payment of $10.3 million. This acquisition is included in our DSD Segment and the total goodwill recorded for this acquisition was $4.2 million.

Acquired Hostess Bread Assets

On July 19, 2013, the company completed its acquisition of Hostess’ Wonder, Nature’s Pride, Merita, Home Pride, and Butternut bread brands, 20 closed bakeries, and 36 depots (the “Acquired Hostess Bread Assets”) for a total cash payment of $355.3 million.

The company had filed a complaint in July 2008 alleging that Hostess infringed upon Flowers Foods’ Nature’s Own trademark by using or intending to use the Nature’s Pride trademark. This lawsuit was settled at the closing of the Acquired Hostess Bread Assets acquisition, and we recorded a $1.4 million gain during the third quarter of our fiscal 2013 to reflect our estimate of the settlement fair value, determined as the saved future legal expenses as a result of the settlement, at closing. The gain was recorded in selling, distribution and administrative expense in our Condensed Consolidated Statements of Income.

We believe the acquisition of the Acquired Hostess Bread Assets strengthens the company’s position as the second-largest baker in the U.S. by adding brands and bakeries that are expected to enhance our ability to steadily expand the geographic reach of our fresh breads, buns, and rolls into new markets. The Acquired Hostess Bread Assets are included in our DSD Segment. Late in the third quarter of fiscal 2013, we began to re-introduce these acquired brands through our DSD Segment and are continuing to do so in new markets as we expand into new regions of the country.

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

The following table summarizes the consideration paid for the Acquired Hostess Bread Assets and liabilities assumed based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash consideration transferred	$355,342
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$153,990
Identifiable intangible assets	189,000
Financial assets	5,153
Net recognized amounts of identifiable assets acquired	$348,143
Gain on legal settlement	(1,400)
Net recognized amounts of identifiable assets acquired and gain on settlement	$346,743
Goodwill	$8,599

The goodwill is deductible for tax purposes and is included in our DSD Segment. Sales were $26.6 million during fiscal 2013, when the brands were reintroduced, for the brands acquired as part of the Acquired Hostess Bread Assets. The identified intangible assets in the table above are for trademarks that were assigned indefinite lives and are discussed in Note 7, Goodwill and Other Intangible Assets.

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

The following table summarizes the consideration paid to acquire these licenses and the amounts of identified assets acquired and liabilities assumed based on the fair value at the acquisition date (amounts in thousands):

Fair value of consideration transferred:
Cash consideration transferred	$49,950
Contingently refundable consideration (the “holdback”)	(7,600)
Total consideration, net	$42,350
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	$6,476
Identifiable intangible assets	117,290
Deferred income taxes, net	(31,345)
Net recognized amounts of identifiable assets acquired	$92,421
Bargain purchase gain	$50,071

The following table presents the acquired intangible assets (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$79,500	N/A	Indefinite life
Customer relationships	12,000	21.0	Sum of year digits
Distribution rights	25,790	N/A	N/A
	$117,290

The primary reason for this acquisition was to expand the company’s footprint into the California markets. The trademarks are non-amortizable assets and the customer relationships are being amortized over 21 years. The distribution rights were reclassified to assets held for sale immediately after the acquisition.  We believe the acquisition resulted in a bargain purchase because the U.S. Department of Justice (the “DOJ”) required BBU to divest these assets, which resulted in a more favorable price to us than may have resulted from an arms-length negotiation. The bargain purchase gain is recognized in the line item “Gain on Acquisition”.

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

The asset purchase agreement included a holdback provision (the “holdback”) in the amount of $10.0 million of the cash consideration paid at closing that remained in escrow until disbursed based on the possible occurrence of one of two triggering events. The purpose of the holdback was to encourage the company to increase production capacity serving the California market. The first triggering event related to the co-pack arrangement and the second triggering event related to the possible opening of the acquired Stockton Bakery. We entered into a co-pack arrangement with BBU at the acquisition date under which BBU was required to supply the company with Sara Lee branded product in California and Earthgrains branded product for a period of up to 18 months ending August 17, 2014. If we terminated the co-pack agreement (“co-pack decision”) or reopened the Stockton Bakery (“bakery decision”), potential payments from the holdback would be made to us. The amount of such payments was determined based on the company making the co-pack decision and/or the bakery decision by certain specified dates. The total amount available under the holdback was capped at $10.0 million. The table below reflects the potential payments to us under each scenario (amounts in thousands):

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

Sales from the Sara Lee California and Earthgrains acquisitions during fiscal 2013 were $79.7 million. We incurred $1.5 million in acquisition-related costs during fiscal 2013. These expenses were included in the selling, distribution and administrative line item in the company’s Consolidated Statement of Income for fiscal 2013. Since the acquisition date, we developed distribution rights for territories to sell to independent distributors who serve California. The territory development took place in several phases in fiscal 2013. Amounts received upon sale of these distribution rights are shown in our Consolidated Statement of Cash Flows as an investing activity.

Acquisition pro formas

We determined that the consolidated results of operations for the DKB and Alpine acquisitions are immaterial in the aggregate and the pro forma financial statements are not required for fiscal 2015.  The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lepage and of the Acquired Hostess Bread Assets occurred at the beginning of fiscal 2012. Unaudited pro forma consolidated results of operations for the Sara Lee California and Earthgrains asset acquisitions are not included because the company determined that they are immaterial. Hostess filed for bankruptcy and ceased operations in November 2012 (the “Hostess Shutdown”). As a result, there were no sales related to the Acquired Hostess Assets for fiscal 2013 because of the Hostess Shutdown and there is no data to include in the pro forma presentation below. The acquisitions’ results from operations were included in our Consolidated Statements of Income during fiscal 2014 and, as a result, no pro forma data is presented (amounts in thousands, except per share data):

Fiscal 2013
52 weeks
Sales:
As reported	$3,732,616
Pro forma	$3,732,616
Net income:
As reported	$230,894
Pro forma	$227,076
Basic net income per common share:
As reported	$1.11
Pro forma	$1.09
Diluted net income per common share:
As reported	$1.09
Pro forma	$1.07

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

As of January 2, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$11,926	$2,941	$—	$14,867
Other long-term	20	—	—	20
Total	11,946	2,941	—	14,887
Net Fair Value	$11,946	$2,941	$—	$14,887

As of January 3, 2015, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$10,873	$2,025	$—	$12,898
Other long-term	2,057	1,298	—	3,355
Net Fair Value	$12,930	$3,323	$—	$16,253

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into fiscal 2017. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

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

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Liabilities
	January 2, 2016		January 3, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$14,867	Other current liabilities	$12,898
Commodity contracts	Other long-term liabilities	20	Other long-term liabilities	3,355
Total		$14,887		$16,253

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest rate contracts	$—	$—	$(205)
Commodity contracts	(4,195)	(3,358)	(24,252)
Total	$(4,195)	$(3,358)	$(24,457)

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2015	Fiscal 2014	Fiscal 2013	(Effective Portion)
Interest rate contracts	$154	$157	$502	Interest expense (income)
Commodity contracts	5,259	3,209	16,639	Production costs (1)
Total	$5,413	$3,366	$17,141
1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at January 2, 2016:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$69	$965	$1,034
Expiring in 2016	9,143	—	9,143
Expiring in 2017 and beyond	13	—	13
Total	$9,225	$965	$10,190

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of other comprehensive income for these hedged transactions.

Derivative transactions notional amounts

As of January 2, 2016, the company had entered into the following financial contracts to hedge commodity and interest rate risks:

Derivatives in Cash Flow Hedging Relationships	Notional amount
(Thousands)
Wheat contracts	$175,898
Soybean oil contracts	20,729
Natural gas contracts	9,421
Total	$206,048

The company’s derivative instruments contained no credit-risk-related contingent features at January 2, 2016. As of January 2, 2016, the company had $20.7 million recorded in other current assets, and on January 3, 2015, the company had $16.1 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 10.	Other Current and Non-Current Assets

Other current assets consist of:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Prepaid assets	$15,957	$17,430
Collateral to counterparties for derivative positions	20,716	16,077
Income taxes receivable	9,815	8,932
Other	1,294	709
Total	$47,782	$43,148

Other non-current assets consist of:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Unamortized debt issuance costs	$2,425	$2,812
Unamortized financing fees	3,246	3,492
Other	6,120	5,707
Total	$11,791	$12,011

Note 11.	Other Accrued Liabilities

Other accrued liabilities consist of:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Employee compensation	$73,571	$58,900
Fair value of derivative instruments	14,867	12,898
Insurance	23,900	24,403
Bank overdraft	17,992	15,668
Accrued interest	4,717	4,660
Other	22,083	21,885
Total	$157,130	$138,414

Note 12.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at January 2, 2016 and January 3, 2015:

	Interest Rate at January 2, 2016	Final Maturity	January 2, 2016	January 3, 2015
			(Amounts in thousands)
Unsecured credit facility	2.68%	2020	$160,000	$53,000
Unsecured new term loan	1.92%	2018	240,000	270,000
4.375% senior notes due April 1, 2022	4.38%	2022	399,400	399,304
Accounts receivable securitization	1.15%	2018	170,000	—
Capital lease obligations	3.82%	2020	20,228	22,526
Other notes payable	2.10%	2020	18,989	18,606
			1,008,617	763,436
Current maturities of long-term debt and capital lease obligations			74,685	34,496
Long-term debt and capital lease obligations			$933,932	$728,940

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of January 2, 2016 and January 3, 2015, the bank overdraft balance was $18.0 million and $15.7 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.9 million and $16.4 million at January 2, 2016 and January 3, 2015, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheet.

Accounts Receivable Securitization Facility, New Term Loan, Senior Notes, Credit Facility, and Term Loan

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification. Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of January 2, 2016, there was $170.0 million outstanding under the facility compared to no amounts outstanding as of January 3, 2015.  As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the facility. On January 2, 2016, the company had $2.1 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in issuance costs with the first and second amendments. An additional $0.2 million in financing costs was paid during fiscal 2015 for the second and third amendments.

New Term Loan. We entered into a senior unsecured delayed-draw term facility (the “new term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the new term loan on July 18, 2013 (the “borrowing date”).

The new term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due the last business day of the first calendar quarter ending after the borrowing date, quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. The table below presents the principal payment amounts remaining under the new term loan as of January 2, 2016 (amounts in thousands):

Fiscal Year	Payments
2016	$67,500
2017	$112,500
2018	$60,000

On February 14, 2014, we entered into an amendment, which was accounted for as a modification of debt, that favorably reduced the interest rates described below from those entered into originally on April 5, 2013. Voluntary prepayments on the new term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 1.00% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of

$1.7 million in connection with the new term loan, which are being amortized over the life of the new term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’ commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The new term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the new term loan.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.6 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of January 2, 2016 and January 3, 2015, the company was in compliance with all restrictive covenants under the credit facility.

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

At January 2, 2016, there was $160.0 million outstanding under the credit facility.  There were $53.0 million in outstanding borrowings under the credit facility at January 3, 2015.  The highest outstanding daily balance during fiscal 2015 was $160.0 million and the lowest outstanding balance was zero.  Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments.  During fiscal 2015, the company borrowed $820.0 million in revolving borrowings under the credit facility and repaid $713.0 million in revolving borrowings. The amount available under the credit facility is reduced by $16.9 million for letters of credit.  On January 2, 2016, the company had $323.1 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB, respectively.  Standard & Poor’s upgraded the company from a BBB- credit rating on September 16, 2015.  Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the facility, new term loan, senior notes, and credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of January 2, 2016, are as follows (excluding unamortized debt discount and issuance costs of $1.6 million for the senior notes and other notes payable) (amounts in thousands):

2016	$74,685
2017	292,194
2018	69,960
2019	8,443
2020	163,118
2021 and thereafter	401,828
Total	$1,010,228

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 21 years. The property leases include distribution facilities, thrift store locations, and three manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 13, Variable Interest Entities, below. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Capital Leases
(Amounts in thousands)
2016	$5,222
2017	5,091
2018	5,223
2019	3,591
2020	710
2021 and thereafter	1,959
Total minimum payments	21,796
Amount representing interest	1,568
Obligations under capital leases	20,228
Obligations due within one year	4,685
Long-term obligations under capital leases	$15,543

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year (amounts in thousands):

Operating Leases
(Amounts in thousands)
2016	$60,550
2017	59,103
2018	45,232
2019	39,849
2020	38,117
2021 and thereafter	287,995
Total minimum payments	$530,846

Rent expense for all operating leases amounted to $87.9 million, $88.7 million, and $90.3 million for fiscal years 2015, 2014, and 2013.

Deferred Compensation

The Executive Deferred Compensation Plan (“EDCP”) consists of unsecured general obligations of the company to pay the deferred compensation of, and our contributions to, participants in the EDCP. The obligations will rank equally with our other unsecured and unsubordinated indebtedness payable from the company’s general assets.

The company’s directors and certain key members of management are eligible to participate in the EDCP. Directors may elect to defer all or any portion of their annual retainer fee and meeting fees. Deferral elections by directors must be made prior to the beginning of each year and are thereafter irrevocable. Eligible employees may elect to defer up to 75% of their base salaries, and up to 100% of any cash bonuses and other compensation through December 31, 2015.  Effective January 1, 2016, employees may elect to defer up to 75% of their base salaries, any cash bonuses, and other compensation. Deferral elections by eligible executives must be made prior to the beginning of each year and are thereafter irrevocable during that year. The portion of the participant’s compensation that is deferred depends on the participant’s election in effect with respect to his or her elective contributions under the EDCP. The amount outstanding at January 2, 2016 and January 3, 2015 was $14.8 million and $14.5 million of which $2.2 million and $1.9 million, respectively, are recorded as current liabilities.

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

No material guarantees or indemnifications have been entered into by the company through January 2, 2016.

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of January 2, 2016 and January 3, 2015, there was $20.2 million and $22.5 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis.  The company typically finances the ID’s acquisition of the distribution rights and also enters into a contract with the ID to sell product at a discount for distribution in the ID’s territory covered by their distribution rights. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available. As of January 2, 2016 and January 3, 2015, there was $50.8 million and $51.0 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective independent distributor territories and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not provide, nor do we intend to provide, financial or other support to the IDs. The IDs are responsible for the operations of their respective territories including ordering of products.

The company’s maximum contractual exposure to loss for the IDs relates to the distributor rights note receivable for the portion of the territory the IDs financed at the time they acquired the distribution rights. The IDs remit payment on their distributor rights note receivable each week during the settlement process of their weekly activity.  In the event the IDs abandon their territory and have a remaining balance outstanding on the distribution rights note receivable, we will take the distribution rights back from the IDs (recording the distribution rights as assets held for sale) and subsequently sell the distribution rights to another independent distributor. The company’s collateral from the territory distribution rights mitigates potential losses.

Note 14.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company financed approximately 3,400 and 3,700 independent distributors’ distribution rights as of January 2, 2016 and January 3, 2015, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At January 2, 2016 and January 3, 2015, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	January 2, 2016	January 3, 2015
Distribution rights notes receivable	$174,904	$182,188
Current portion of distribution rights notes receivable recorded in accounts and notes receivable, net	20,593	20,283
Long-term portion of distribution rights notes receivable	$154,311	$161,905

Interest income for the distribution rights notes receivable was as follows (amounts in thousands):

Interest Income
Fiscal 2015	$21,967
Fiscal 2014	$20,947
Fiscal 2013	$16,015

At January 2, 2016 and January 3, 2015, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the settlement process.

The fair value of the company’s variable rate debt at January 2, 2016 approximates the recorded value. The fair value of the notes issued on April 3, 2012, as discussed in Note 12, Debt, Lease and Other Commitments, is approximately $416.1 million while the carrying value is $399.4 million on January 2, 2016. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of January 2, 2016, 13.7 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2015 (amounts in thousands except shares purchased):

Fiscal 2015 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 25, 2015	318,399	$6,858
For the quarter ended July 18, 2015	—	$—
For the quarter ended October 10, 2015	—	$—
For the quarter ended January 2, 2016	—	$—
Total	318,399	$6,858

As of January 2, 2016, 60.9 million shares at a cost of $504.1 million have been purchased under this plan.

Dividends

During fiscal years 2015, 2014, and 2013, the company paid dividends of $119.6 million, or $0.5675 per share, $101.7 million, or $0.4850 per share, and $92.5 million, or $0.4440 per share, respectively.

Note 16.	Stock-Based Compensation

On March 5, 2014, our Board of Directors approved and adopted the 2014 Omnibus Equity and Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan was approved by our shareholders on May 21, 2014. The Omnibus Plan authorizes the compensation committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other awards for the purpose of providing our officers, key employees, and non-employee directors’ incentives and rewards for performance. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. All outstanding equity awards that were made under the EPIP will continue to be governed by the EPIP; however, all equity awards granted after May 21, 2014 are governed by the Omnibus Plan. No additional awards will be issued under the EPIP. Awards granted under the Omnibus Plan are limited to the authorized amount of 8,000,000 shares.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on January 2, 2016.

The stock option activity for fiscal years 2015, 2014, and 2013 pursuant to the EPIP is set forth below:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Amounts in thousands, except price data)
Outstanding at beginning of year	6,191	$10.88	8,112	$10.89	9,541	$10.71
Exercised	(1,838)	$10.67	(1,921)	$10.94	(1,415)	$9.67
Forfeitures	—	$—	—	$—	(14)	$10.99
Outstanding at end of year	4,353	$10.97	6,191	$10.88	8,112	$10.89
Exercisable at end of year	4,353		6,191		4,978

As of January 2, 2016, options outstanding under the EPIP had an average exercise price of $10.97, a weighted average remaining contractual life of 1.42 years, and an aggregate intrinsic value of $45.8 million.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2015, 2014, and 2013 are set forth below (amounts in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash received from option exercises	$19,617	$21,014	$13,685
Cash tax windfall benefit, net	$7,660	$4,572	$5,622
Intrinsic value of stock options exercised	$24,590	$16,725	$18,132

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

The following performance-contingent TSR Shares have been granted under the EPIP (2014) and the Omnibus Plan (2015) and have service period remaining (amounts in thousands, except price data):

Grant date	January 4, 2015	January 1, 2014
Shares granted	414	366
Assumed vesting date	3/1/2017	3/1/2016
Fair value per share	$21.21	$23.97

As of January 2, 2016, there was $4.9 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP and Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.08 years.

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at January 2, 2016 was 90% for the 2014 award and 100% for the 2015 award. The following performance-contingent ROIC Shares have been granted under the EPIP (2014) and the Omnibus Plan (2015) and have service period remaining (amounts in thousands, except price data):

Grant date	January 4, 2015	January 1, 2014
Shares granted	414	366
Assumed vesting date	3/1/2017	3/1/2016
Fair value per share	$19.14	$21.47

As of January 2, 2016, there was $4.3 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.08 years.

Performance-Contingent Restricted Stock

In connection with the vesting of the performance-contingent restricted stock granted in January 2013, during fiscal 2015, 48,069 common shares available for this grant were reduced because the company attained only 88% of the S&P TSR target of the grant (“TSR modifier”). An additional 100,090 common shares were issued in the aggregate for this grant because the company exceeded the ROIC by the maximum at 125% (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.9 million. The tax windfall at vesting of these awards was $1.4 million.

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

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2015, 2014 and 2013 is set forth below:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Balance at beginning of year	1,404	$19.09	1,229	$15.88	888	$12.61
Initial grant	829	$20.18	732	$22.72	828	$16.37
Supplemental grant for exceeding ROIC modifier	100	$14.37	51	$14.37	—	$—
Supplemental grant for exceeding the TSR modifier	—	$—	194	$15.45	95	$10.62
Vested	(853)	$16.22	(759)	$16.11	(571)	$10.62
Grant reduction for not achieving the TSR modifier	(48)	$17.22	—	$—	—	$—
Forfeitures	(83)	$20.99	(43)	$19.73	(11)	$15.88
Balance at end of year	1,349	$21.26	1,404	$19.09	1,229	$15.88

As of January 2, 2016, there was $9.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.08 years. The fair value of performance-contingent restricted share awards that vested during fiscal 2015 was $18.4 million. There was a tax windfall of $1.4 million on the vesting (issuance) of performance-contingent awards during fiscal 2015.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. On January 2, 2015 (our fiscal 2014), cash pay was converted into an aggregate of 19,852 shares. The company recorded compensation expense for this deferred stock over the two-year minimum vesting period. There were no shares distributed under the EPIP during fiscal 2015. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2015, non-employee directors were granted an aggregate of 69,582 shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2015, a total of 55,713 previously deferred shares were issued after the deferral period.

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

The deferred and restricted stock activity for fiscal years 2015, 2014, and 2013 is set forth below:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
	(Amounts in thousands, except price data)
Nonvested shares at beginning of year	151	$21.06	177	$18.92	138	$13.04
Granted	70	$21.59	117	$20.24	149	$20.32
Vested	(95)	$20.28	(123)	$17.81	(110)	$13.41
Forfeited	—	$—	(20)	$18.93	—	$—
Nonvested shares at end of year	126	$21.89	151	$21.06	177	$18.92
Vested and deferred shares at end of year	222		169		92

As of January 2, 2016, there was $1.1 million of total unrecognized compensation cost related to deferred and restricted stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.84 years. The intrinsic value of deferred stock awards that vested during fiscal 2015 was $2.2 million. There was a tax windfall of $0.1 million on the exercise of deferred share awards during fiscal 2015.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at January 2, 2016 and January 3, 2015 was $0.2 million and $0.3 million, respectively, and is recorded in other current liabilities. The company paid $0.3 million at the exercise of 15,525 shares during fiscal 2015.

The fair value of the rights at January 2, 2016 ranged from $10.61 to $10.97. The following assumptions were used to determine the fair value of the rights discussed above using the Black-Scholes option-pricing model at January 2, 2016: dividend yield 2.4%; expected volatility 22.0%; risk-free interest rate 0.25% and expected life of 0.50 years to 0.70 years.

The rights activity for fiscal years 2015, 2014, and 2013 is set forth below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands, except price data)
Balance at beginning of year	29	141	195
Rights exercised	(15)	(112)	(54)
Balance at end of year	14	29	141
Weighted average — grant date fair value	$8.67	$8.47	$7.20

Shared-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Stock options	$—	$197	$1,776
Performance-contingent restricted stock awards	13,369	16,544	11,180
Deferred stock awards	2,205	2,176	1,769
Stock appreciation rights (income) expense	118	(255)	1,218
Total stock-based compensation expense	$15,692	$18,662	$15,943

Note 17.	Accumulated Other Comprehensive Income (Loss)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During fiscal years 2015, 2014, and 2013, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

Details about Accumulated	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement
Other Comprehensive Income Components (Note 2)	Fiscal 2015	Fiscal 2014	Fiscal 2013	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(250)	$(255)	$(816)	Interest expense
Commodity contracts	(8,551)	(5,218)	(27,055)	Cost of sales, Note 3, below
Total before tax	$(8,801)	$(5,473)	$(27,871)	Total before tax
Tax benefit	3,388	2,107	10,730	Tax benefit
Total net of tax	$(5,413)	$(3,366)	$(17,141)	Net of tax
Pension and postretirement benefit items:
Prior-service credits	$267	$469	$257	Note 1, below
Settlement loss	—	(15,387)	—	Note 1, below
Actuarial losses	(4,395)	(1,348)	(5,378)	Note 1, below
Total before tax	$(4,128)	$(16,266)	$(5,121)	Total before tax
Tax benefit	1,589	6,263	1,972	Tax benefit
Total net of tax	$(2,539)	$(10,003)	$(3,149)	Net of tax benefit
Total reclassifications	$(7,952)	$(13,369)	$(20,290)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 19, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive income before reclassifications	(4,195)	(2,537)	(6,732)
Reclassified to earnings from accumulated other comprehensive loss	5,413	2,539	7,952
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)

During fiscal 2014, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, December 28, 2013	$(11,416)	$(51,099)	$(62,515)
Other comprehensive income before reclassifications	(3,358)	(45,516)	(48,874)
Reclassified to earnings from accumulated other comprehensive loss	3,366	10,003	13,369
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from accumulated other comprehensive income (“AOCI”) for our commodity contracts:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Gross loss reclassified from AOCI into income	$8,551	$5,218	$27,055
Tax benefit	(3,292)	(2,009)	(10,416)
Net of tax	$5,259	$3,209	$16,639

Note 18.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2015, 2014, and 2013 (amounts in thousands, except per share data):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income	$189,191	$175,739	$230,894
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	210,793	209,683	207,935
Basic earnings per common share	$0.90	$0.84	$1.11
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	210,793	209,683	207,935
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	2,563	3,409	3,992
Diluted weighted average shares outstanding per common share	213,356	213,092	211,927
Diluted earnings per common share	$0.89	$0.82	$1.09

There were no anti-dilutive shares for fiscal years 2015, 2014 or 2013.

Note 19.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at January 2, 2016 and January 3, 2015:

	As of
	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Current benefit liability	$1,118	$1,089
Noncurrent benefit liability	$76,541	$93,589
Accumulated other comprehensive loss, net of tax	$86,610	$86,612

Beginning January 1, 2016, the company will provide pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy.

In September 2014, the company announced a one-time voluntary lump sum offer to approximately 2,500 former employees in Plan No. 1 and 2 who had not yet started monthly payment of their vested benefits. The offer supports the company’s pension risk management strategy and reduced plan obligations by 10%. Distributions of $50.4 million in lump sums from existing plan assets for Plan No. 1 and Plan No. 2 in December 2014 resulted in a settlement charge of $15.4 million for Plan No. 1 only. No settlement charge was required for Plan No. 2 as distributions of $2.0 million were not in excess of service costs and interest costs for 2014.

The company used a measurement date of December 31, 2015 for the defined benefit and postretirement benefit plans described below. We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2015 and our fiscal year end date of January 2, 2016 was not material and that for practical purposes the measurement date of December 31, 2015 was used throughout for preparation of our financial statements.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2015 and December 31, 2014, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $6.2 million for fiscal 2016.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Service cost	$873	$640	$708
Interest cost	18,003	21,427	20,089
Expected return on plan assets	(29,642)	(33,817)	(28,680)
Settlement loss	—	15,387	—
Amortization of actuarial loss	4,978	1,925	6,177
Net periodic pension cost (income)	(5,788)	5,562	(1,706)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	(1,916)	74,510	(90,706)
Current year prior service cost	6,199	—	—
Settlement loss	—	(15,387)	—
Amortization of actuarial (loss)	(4,978)	(1,925)	(6,177)
Total recognized in other comprehensive (loss) income	(695)	57,198	(96,883)
Total recognized in net periodic benefit cost and other comprehensive loss	$(6,483)	$62,760	$(98,589)

Actual return on plan assets for fiscal years 2015, 2014, and 2013 was $6.9 million, $11.6 million, and $73.2 million, respectively.

Approximately $6.2 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2016 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$462,639	$463,726
Service cost	873	640
Interest cost	18,003	21,427
Actuarial loss (gain)	(24,677)	52,305
Benefits paid	(25,014)	(27,046)
Plan amendments	6,199	—
Settlements	—	(48,413)
Benefit obligation at end of year	$438,023	$462,639
Change in plan assets:
Fair value of plan assets at beginning of year	$378,194	$428,605
Actual return on plan assets	6,881	11,613
Employer contribution	10,436	13,435
Benefits paid	(25,014)	(27,046)
Settlements	—	(48,413)
Fair value of plan assets at end of year	$370,497	$378,194
Funded status, end of year:
Fair value of plan assets	$370,497	$378,194
Benefit obligations	(438,023)	(462,639)
Unfunded status and amount recognized at end of year	$(67,526)	$(84,445)
Amounts recognized in the balance sheet:
Current liability	(402)	(409)
Noncurrent liability	(67,124)	(84,036)
Amount recognized at end of year	$(67,526)	$(84,445)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$137,948	$144,842
Prior service cost	6,199	$—
Amount recognized at end of year	$144,147	$144,842

Accumulated benefit obligation at end of year	$436,455	$460,931

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2015	12/31/2014	12/31/2013
Discount rate	4.25%	4.00%	4.75%
Rate of compensation increase	3.00%	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit (income)/cost:
Measurement date	1/1/2015	1/1/2014	1/1/2013
Discount rate	4.00%	4.75%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2015, as compared with the average annual return on the plan assets over the last 15 years of approximately 6.9% (net of expenses).  The plan has an average annual rate of return since inception in 1987 of 9.1% (net of expenses).

Plan Assets

Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2015 and December 31, 2014, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2015
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$5,200	$—	$5,200
Equity securities:
U.S. companies	93,600	—	—	93,600
International companies	1,957	—	—	1,957
Domestic equity funds(h)	54,949	—	—	54,949
International equity funds(a)	—	53,971	—	53,971
Fixed income securities:
U.S. government bonds	—	5,257	—	5,257
U.S. government agency bonds	—	3,215	—	3,215
U.S. mortgage backed securities	—	7,201	—	7,201
U.S. corporate bonds	—	2,787	—	2,787
Real estate funds(d)	—	—	17,336	17,336
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,784	9,784
Hedged equity funds(f)(k)	—	—	40,582	40,582
Absolute return funds(c)	—	—	74,850	74,850
Other assets and (liabilities)(g)	—	—	183	183
Accrued (expenses) income(g)	—	—	(375)	(375)
Total	$150,506	$77,631	$142,360	$370,497

	Fair value of Pension Plan Assets as of December 31, 2014
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$6,701	$—	$6,701
Equity securities:
U.S. companies	94,739	—	—	94,739
International companies	2,700	—	—	2,700
Domestic equity funds(h)	63,551	—	—	63,551
International equity funds(a)	—	45,851	—	45,851
Fixed income securities:
U.S. government bonds	—	4,664	—	4,664
U.S. government agency bonds	—	874	—	874
U.S. mortgage backed securities	—	2,333	—	2,333
U.S. corporate bonds	—	2,452	—	2,452
Real estate funds(d)	—	—	14,651	14,651
Other types of investments:
Guaranteed insurance contracts(e)	—	—	9,450	9,450
Hedged equity funds(f)(i)	—	—	52,420	52,420
Absolute return funds(c)(j)	—	—	78,094	78,094
Other assets and (liabilities)(g)	—	—	184	184
Accrued (expenses) income(g)	—	—	(470)	(470)
Total	$160,990	$62,875	$154,329	$378,194

(a)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.
(b)	This class invests primarily in U.S. government issued securities.
(c)	This class invests primarily in absolute return strategy funds.
(d)	This class includes funds that invest primarily in U.S. commercial real estate.
(e)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.
(f)	This class invests primarily in hedged equity funds.
(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases.
(h)	There is a pending sale for an asset in this classification.
(i)	Pending sale requests of $14.3 million apply to assets reported in this classification.
(j)	Pending sale requests of $8.0 million apply to assets reported in this classification.
(k)	Pending sale requests of $0.5 million apply to assets reported in this classification.

The following tables provide information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

	2015 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other Assets and Liabilities and Accrued (Expenses) Income	Totals
Balance at December 31, 2014	$14,651	$9,450	$52,420	$78,094	$(286)	$154,329
Actual return on plan assets:
Total gains or losses (realized and unrealized)	2,170	—	2,452	756	—	5,378
Purchases	—	399	—	4,000	—	4,399
Issues	736	—	—	—	—	736
Sales	(221)	(65)	(14,290)	(8,000)	—	(22,576)
Settlements	—	—	—	—	94	94
Transfers out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2015	$17,336	$9,784	$40,582	$74,850	$(192)	$142,360

	2014 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Funds	Guaranteed Insurance Contracts	Hedged Equity Funds	Absolute Return Funds	Other Assets and Liabilities and Accrued (Expenses) Income	Totals
Balance at December 31, 2013	$13,298	$9,594	$58,176	$80,616	$(106)	$161,578
Actual return on plan assets:
Total gains or losses (realized and unrealized)	954	(5)	4,280	4,978	—	10,207
Purchases	—	440	—	—	—	440
Issues	636	5	—	—	—	641
Sales	(237)	(584)	(10,036)	(7,500)	—	(18,357)
Settlements	—	—	—	—	(180)	(180)
Transfers out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2014	$14,651	$9,450	$52,420	$78,094	$(286)	$154,329

The tables above reflect a correction of an error in the fair value hierarchy table of the pension plan assets as of December 31, 2014 to present the private equity fund (absolute return objective) balance as a Level 3 asset rather than a Level 2 asset as previously disclosed.

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2015 and December 31, 2014, and target asset allocations for fiscal year 2016 are as follows:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2016	2015	2014
Equity securities	40-60%	55.6	55.0
Fixed income securities	10-40%	10.0	7.1
Real estate	0-25%	4.7	3.9
Other diversifying strategies(1)	0-40%	28.7	33.2
Short term investments and cash	0-25%	1.0	0.8
Total		100.0	100.0

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,030,363 shares and 2,030,363 shares of the company’s common stock in the amount of $43.6 million and $39.0 million (11.8% and 10.2% of total plan assets) as of December 31, 2015 and December 31, 2014, respectively. The plan sold on the open market 1,000,000 shares of the company’s stock during fiscal 2014 for proceeds of $19.1 million. This sale was specifically from plan assets and did not directly impact the company’s Consolidated Financial Statements.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows:

Year	Required	Discretionary	Total
	(Amounts in thousands)
2015	$436	$10,000	$10,436
2014	$5,070	$8,365	$13,435
2013	$5,416	$9,838	$15,254

All contributions are made in cash. The required contributions made during fiscal 2015 include $0.4 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $10.0 million made to qualified plans during fiscal 2015 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During 2016, the company expects to pay $0.4 million in nonqualified pension benefits from corporate assets. There are no expected contributions to the qualified pension plans required under ERISA and the PPA. These amounts represent estimates that are based on assumptions that are subject to change. In July 2012, the Moving Ahead for Progress Act for the 21st Century (“MAP-21”) was signed into law allowing pension plan sponsors to use higher interest rates to value plan liabilities and determine funding requirements. This legislation was extended in 2014 via the Highway and Transportation Funding Act (“HATFA”). As a result of both MAP-21 and HATFA, the company is not subject to required contributions for the 2015 or 2016 plan years.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2015, 2014 and 2013 and expected to be paid from fiscal 2016 through fiscal 2025. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (including potential payments for the lump sum option discussed above) and nonqualified pension benefits that will be paid from corporate assets.

	Pension Benefits
	(Amounts in thousands)
2013	$25,494
2014	$75,459	*
2015	$25,014
Estimated Future Payments:
2016	$42,450
2017	$37,428
2018	$35,419
2019	$34,205
2020	$31,710
2021 – 2025	$137,041

*	Includes $48.4 million and $2.0 million from Plan No. 1 and Plan No. 2, respectively, associated with the one-time voluntary lump sum offer discussed above.

Postretirement Benefit Plans

The company sponsors postretirement benefit plans that provide health care and life insurance benefits to retirees who meet certain eligibility requirements. Generally, this includes employees with at least 10 years of service who have reached age 55 and participate in a Flowers retirement plan. Retiree medical coverage is provided for a period of three to five years, depending on the participant’s age and service at retirement. Participant premiums are determined using COBRA premium levels. Retiree life insurance benefits are offered to a closed group of retirees.   The company also sponsors a medical, dental, and life insurance benefits plan to a limited and closed group of participants.

Effective January 1, 2014, the company delivers retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company will no longer sponsor a medical plan for Medicare eligible retirees and will no longer file for a Medicare Part D subsidy. These changes were recognized at year-end 2013.

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Service cost	$398	$377	$341
Interest cost	360	445	380
Amortization:
Prior service credit	(267)	(469)	(257)
Actuarial gain	(583)	(577)	(799)
Total net periodic benefit income	(92)	(224)	(335)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(159)	(497)	240
Current year prior service credit	—	—	(1,110)
Amortization of actuarial gain	583	577	799
Amortization of prior service credit	267	469	257
Total recognized in other comprehensive loss	691	549	186
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$599	$325	$(149)

*	Includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

Approximately $(0.7) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2016 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,229	$10,406
Service cost	398	377
Interest cost	360	445
Participant contributions	224	192
Actuarial gain	(180)	(521)
Benefits paid	(898)	(670)
Less federal subsidy on benefits paid	—	—
Plan amendments	—	—
Benefit obligation at end of year	$10,133	$10,229
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	674	478
Participant contributions	224	192
Benefits paid	(898)	(670)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(10,133)	(10,229)
Unfunded status and amount recognized at end of year	$(10,133)	$(10,229)
Amounts recognized in the balance sheet:
Current liability	$(716)	$(680)
Noncurrent liability	(9,417)	(9,549)
Amount recognized at end of year	$(10,133)	$(10,229)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial gain before taxes	$(2,631)	$(3,056)
Prior service credit before taxes	(686)	(953)
Amounts recognized in accumulated other comprehensive loss	$(3,317)	$(4,009)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2015	12/31/2014	12/31/2013
Discount rate	3.83%	3.50%	4.31%
Health care cost trend rate used to determine benefit obligations:
Initial rate	8.00%	8.00%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2022	2021	2021
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2015	1/1/2014	1/1/2013
Discount rate	3.50%	4.31%	3.34%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.00%	8.50%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2021	2021	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2015, 2014, and 2013:

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Effect on total of service and interest cost	$(65)	$(60)	$(64)	$76	$68	$73
Effect on postretirement benefit obligation	$(554)	$(558)	$(485)	$626	$629	$542

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2013	$900
2014	$478
2015	$674
2016 (Expected)	$730

The table above reflects only the company’s share of the benefit cost. The company contributions shown are net of income from federal subsidy payments received pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately in the benefits table below. Of the $0.7 million expected funding for postretirement benefit plans during 2016, the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.2 million, $0.2 million, and $0.4 million for fiscal years 2015, 2014, and 2013, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2015, 2014 and 2013 and expected to be paid from fiscal 2016 through fiscal 2025. All benefits are expected to be paid from the company’s assets. The expected benefits show the company’s cost without regard to income from federal subsidy payments received pursuant to the MMA. Expected MMA subsidy payments, which reduce the company’s cost for the plans, are shown separately.

	Postretirement Benefits
	(Amounts in thousands)
	Employer Gross Contribution	MMA Subsidy (Income)
2013	$952	$(52)
2014	$478	$—
2015	$674	$—
Estimated Future Payments:
2016	$730	$—
2017	$903	$—
2018	$968	$—
2019	$959	$—
2020	$890	$—
2021 – 2025	$4,366	$—

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $2.1 million for fiscal 2015, $2.1 million for fiscal 2014, and $1.9 million for fiscal 2013.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2015, 2014, and 2013. There are no contractually required minimum contributions to the plans as of January 2, 2016.

The company’s participation in these multiemployer plans for fiscal 2015 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2015	2014	2013	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2015	2014	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Green	Green	No	113	99	104	No	5/1/2016
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Green	No	130	132	130	No	8/12/2017
Western Conference of Teamsters Pension Trust	91-6145047	001	Green	Green	No	271	260	252	No	2/4/2017
BC&T International Pension Fund	52-6118572	001	Red	Red	Yes	1,121	1,077	939	Yes	10/31/2015

The collective bargaining agreement for the BC&T International Pension Fund, described in the above table, has been extended through March 5, 2016.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2015, 2014, and 2013, the total cost and employer contributions were $26.5 million, $26.2 million, and $23.0 million, respectively.

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We intend to merge these two plans into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.

Note 20.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Current Taxes:
Federal	$75,128	$72,780	$73,669
State	10,419	10,294	11,325
	85,547	83,074	84,994
Deferred Taxes:
Federal	16,236	7,691	7,970
State	2,057	1,550	(1,485)
	18,293	9,241	6,485
Income tax expense	$103,840	$92,315	$91,479

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2015, 2014, and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Tax at U.S. federal income tax rate	$102,560	$93,819	$112,831
State income taxes, net of federal income tax benefit	8,556	7,698	6,396
Section 199 qualifying production activities benefit	(6,725)	(6,892)	(7,022)
Bargain purchase	—	—	(17,524)
Other	(551)	(2,310)	(3,202)
Income tax expense	$103,840	$92,315	$91,479

In 2015 and 2014, the most significant differences in the effective rate and the statutory rate are state income taxes offset by reductions for the Section 199 qualifying production activities deduction. The company’s effective tax rate for 2013 was also impacted by the bargain purchase gain on acquisition, which was recorded net of deferred taxes as a component of income before income taxes. The gain was treated as a permanent item which had a favorable impact on the 2013 tax rate by approximately 5.2%. Tax legislation signed into law on December 18, 2015 had an immaterial impact on the rate.

Deferred tax assets (liabilities) are comprised of the following:

	January 2, 2016	January 3, 2015
	(Amounts in thousands)
Self-insurance	$6,073	$6,294
Compensation and employee benefits	13,632	12,898
Deferred income	10,102	9,896
Loss and credit carryforwards	21,839	21,421
Equity-based compensation	13,676	15,597
Hedging	6,391	7,153
Pension	23,981	30,160
Postretirement benefits	6,427	6,796
Intangible assets	4,718	4,763
Other	10,409	10,674
Deferred tax assets valuation allowance	(18)	(2,534)
Deferred tax assets	117,230	123,118
Depreciation	(79,667)	(79,480)
Intangible assets	(180,216)	(107,188)
Other	(3,809)	(3,780)
Deferred tax liabilities	(263,692)	(190,448)
Net deferred tax liability	$(146,462)	$(67,330)

The company has a deferred tax asset of $12.1 million related to a federal net operating loss carryforward which we expect to fully utilize. Additionally, the company and various subsidiaries have a net deferred tax asset of $6.7 million related to state net operating loss carryforwards, and $3.0 million for credit carryforwards with expiration dates through fiscal 2035. The utilization of a portion of these state carryforwards could be limited in the future; therefore, an immaterial valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $0.7 million and $2.1 million as of January 2, 2016 and January 3, 2015, respectively. This change is primarily due to the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $0.7 million (less $0.2 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.1 million and $0.3 million at January 2, 2016 and January 3, 2015, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2012, and with limited exceptions, for years prior to 2011 in state jurisdictions. The company is currently under audit by the IRS for the fiscal 2012 through 2014 tax years.  At this time, we do not expect the impact of the audit to have a material effect on our financial statements.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Unrecognized tax benefit at beginning of fiscal year	$2,107	$4,809	$7,304
Gross increases — acquisitions	—	—	500
Lapses of statutes of limitations	(1,380)	(2,702)	(2,995)
Unrecognized tax benefit at end of fiscal year	$727	$2,107	$4,809

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 21.	Commitments and Contingencies

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

The company has recorded current liabilities of $23.9 million and $24.4 million related to self-insurance reserves at January 2, 2016 and January 3, 2015, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.

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

On September 12, 2012, a complaint was filed in the U.S. District Court for the Western District of North Carolina (Charlotte Division) by Scott Rehberg, Willard Allen Riley and Mario Ronchetti against the company and its subsidiary, Flowers Baking Company of Jamestown, LLC. Plaintiffs are or were distributors of our Jamestown subsidiary who contend they were misclassified as independent contractors. The action sought class certification on behalf of a class comprised of independent distributors of our Jamestown subsidiary who are classified as independent contractors. In March 2013, the court conditionally certified the class action for claims under the Fair Labor Standards Act (“FLSA”). On March 23, 2015, the court re-affirmed its FLSA certification decision and also certified claims under state law. On February 12, 2016, the court dismissed the parties’ respective motions for summary judgment with the exception of the plaintiffs’ motion related to a waiver of state wage statute claims and waiver of the right to seek liquidated damages.

At this time, the company is also aware of seventeen other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

See Note 12, Debt, Lease and Other Commitments, for additional information.

Note 22.	Segment Reporting

The company’s DSD Segment primarily produces fresh packaged breads, buns, rolls, tortillas, and snack cakes and the Warehouse Segment produces fresh and frozen bread and rolls and snack cakes.

The company purchased DKB and Alpine during fiscal 2015, See Note 8, Acquisitions, for more detailed disclosures for these acquisitions.  DKB is included in our DSD Segment and Alpine is included in our Warehouse Segment.  Their results from operations and impact on our total assets are included in the tables below in their respective segment.  Effective the first day of fiscal 2014, we reclassified our tortilla operation from a Warehouse Segment bakery to the DSD Segment. This reclassification was made to better align their sales with the delivery method primarily used to serve their customers. All prior period information has been recasted to reflect this change.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. See Note 3, Financial Statement Revisions, for more detailed disclosure of this revision. All prior period information was revised in our 2014 Form 10-K to reflect this change.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations of these segments is as follows for fiscal years 2015, 2014, and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(Amounts in thousands)
Sales:
DSD Segment	$3,242,482	$3,227,695	$3,171,241
Warehouse Segment	733,170	723,541	774,443
Eliminations:
Sales from Warehouse Segment to DSD Segment	(134,013)	(130,175)	(122,082)
Sales from DSD Segment to Warehouse Segment	(63,134)	(72,088)	(90,986)
	$3,778,505	$3,748,973	$3,732,616
Depreciation and amortization:
DSD Segment	$115,801	$113,881	$102,341
Warehouse Segment	16,734	15,166	15,483
Other(1)	(360)	(86)	667
	$132,175	$128,961	$118,491
Income from operations:
DSD Segment(2)	$302,361	$284,231	$347,114
Warehouse Segment	55,266	51,451	51,934
Other(1)	(59,748)	(60,287)	(63,815)
	$297,879	$275,395	$335,233
Interest expense	$26,815	$28,288	$28,875
Interest income	$(21,967)	$(20,947)	$(16,015)
Income before income taxes	$293,031	$268,054	$322,373
Capital expenditures:
DSD Segment	$72,148	$73,454	$81,664
Warehouse Segment	9,596	6,468	7,051
Other(1)	9,029	3,856	10,466
	$90,773	$83,778	$99,181

	As of
	January 2, 2016	January 3, 2015
Assets:
DSD Segment	$2,409,902	$2,094,047
Warehouse Segment	334,029	201,240
Other (3)	141,237	113,687
	$2,885,168	$2,408,974

(1)	Represents the company’s corporate head office amounts, acquisition costs, and the fiscal 2014 pension settlement loss.
(2)	Includes the gain on acquisition of $50.1 million in fiscal 2013.
(3)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2015, 2014, and 2013 (amounts in thousands):

	Fiscal 2015			Fiscal 2014			Fiscal 2013
	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment
Branded retail	$2,150,624	$2,010,792	$139,832	$2,102,028	$1,971,851	$130,177	$2,038,726	$1,898,016	$140,710
Store branded retail	571,594	457,234	114,360	608,617	486,886	121,731	645,858	504,707	141,151
Non-retail and other	1,056,287	711,322	344,965	1,038,328	696,870	341,458	1,048,032	677,532	370,500
Total	$3,778,505	$3,179,348	$599,157	$3,748,973	$3,155,607	$593,366	$3,732,616	$3,080,255	$652,361

Note 23.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter during fiscal 2015 represents a period of twelve weeks, except the first quarter, which includes sixteen weeks. The first quarter of fiscal 2014 represents sixteen weeks, the second and third quarter of fiscal 2014 represents twelve weeks, and the fourth quarter of fiscal 2014 represents thirteen weeks.

During the fourth quarter of fiscal 2014, we revised net sales and revised all prior periods in the fiscal 2014 Form 10-K. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. See Note 3, Financial Statement Revisions, for more detailed disclosure.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Sales	2015	$1,146,045	$888,795	$885,302	$858,363
	2014	$1,153,917	$872,791	$844,932	$877,333
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2015	$585,916	$457,253	$464,045	$455,939
	2014	$595,877	$458,019	$442,978	$453,759
Net income	2015	$61,389	$51,760	$43,796	$32,246
	2014	$61,066	$42,064	$44,599	$28,010
Basic net income per share	2015	$0.29	$0.25	$0.21	$0.15
	2014	$0.29	$0.20	$0.21	$0.13
Diluted net income per share	2015	$0.29	$0.24	$0.21	$0.15
	2014	$0.29	$0.20	$0.21	$0.13

Note 24.	Subsequent Events

The company has evaluated subsequent events since January 2, 2016, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the item discussed below.

Dividend.    On February 19, 2016, the Board of Directors declared a dividend of $0.1450 per share on the company’s common stock to be paid on March 18, 2016 to shareholders of record on March 4, 2016.