Form 10-Q
period 2016-04-23
FLOWERS FOODS INC
filed 2016-05-18
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 2016

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

(229)-226-9110

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 12, 2016
Common Stock, $.01 par value	206,834,857

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended on January 2, 2016 for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 23, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,469	$14,378
Accounts and notes receivable, net of allowances of $1,827 and $1,341, respectively	283,848	269,683
Inventories, net:
Raw materials	42,280	42,336
Packaging materials	22,933	21,853
Finished goods	50,380	46,988
Inventories, net	115,593	111,177
Spare parts and supplies	57,286	57,288
Other	26,933	47,782
Total current assets	495,129	500,308
Property, plant and equipment, net:
Property, plant and equipment, gross	1,890,677	1,881,264
Less: accumulated depreciation	(1,102,910)	(1,076,296)
Property, plant and equipment, net	787,767	804,968
Notes receivable	147,441	154,311
Assets held for sale	44,594	36,191
Other assets	8,002	7,881
Goodwill	464,926	464,926
Other intangible assets, net	867,813	875,466
Total assets	$2,815,672	$2,844,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$110,470	$74,685
Accounts payable	182,670	171,923
Other accrued liabilities	147,398	157,130
Total current liabilities	440,538	403,738
Long-term debt:
Total long-term debt and capital lease obligations	953,821	930,022
Other liabilities:
Post-retirement/post-employment obligations	72,601	76,541
Deferred taxes	149,992	146,462
Other long-term liabilities	42,838	44,206
Total other long-term liabilities	265,431	267,209
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 21,894,728 shares and 16,463,137 shares, respectively	(277,219)	(174,635)
Capital in excess of par value	618,975	636,501
Retained earnings	905,943	877,817
Accumulated other comprehensive loss	(92,016)	(96,800)
Total stockholders’ equity	1,155,882	1,243,082
Total liabilities and stockholders’ equity	$2,815,672	$2,844,051

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Sales	$1,204,352	$1,146,045
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	621,190	585,916
Selling, distribution and administrative expenses	444,539	423,774
Depreciation and amortization	43,467	39,817
Income from operations	95,156	96,538
Interest expense	9,068	8,359
Interest income	(6,290)	(6,777)
Income before income taxes	92,378	94,956
Income tax expense	33,015	33,567
Net income	$59,363	$61,389
Net income per common share:
Basic:
Net income per common share	$0.28	$0.29
Weighted average shares outstanding	210,662	209,913
Diluted:
Net income per common share	$0.28	$0.29
Weighted average shares outstanding	212,836	212,718
Cash dividends paid per common share	$0.1450	$0.1325

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Net income	$59,363	$61,389
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service cost (credit) included in net income	33	(89)
Amortization of actuarial loss included in net income	1,020	832
Pension and postretirement plans, net of tax	1,053	743
Derivative instruments:
Net change in fair value of derivatives	2,588	(4,428)
Loss reclassified to net income	1,143	1,587
Derivative instruments, net of tax	3,731	(2,841)
Other comprehensive income (loss), net of tax	4,784	(2,098)
Comprehensive income	$64,147	$59,291

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082
Net income				59,363				59,363
Derivative instruments, net of tax					3,731			3,731
Pension and postretirement plans, net of tax					1,053			1,053
Exercise of stock options			(36)			102,536	1,160	1,124
Amortization of share-based compensation awards			7,790					7,790
Issuance of deferred compensation			(79)			3,940	79	—
Tax effect related to share-based payment awards			(2,727)					(2,727)
Performance-contingent restricted stock awards issued (Note 13)			(4,449)			419,367	4,449	—
Issuance of deferred stock awards			(25)			2,380	25	—
Stock repurchases						(5,959,814)	(108,297)	(108,297)
Accelerated stock repurchases not yet settled			(18,000)					(18,000)
Dividends paid on vested share- based payment awards				(443)				(443)
Dividends paid — $0.145 per common share				(30,794)				(30,794)
Balances at April 23, 2016	228,729,585	$199	$618,975	$905,943	$(92,016)	(21,894,728)	$(277,219)	$1,155,882

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$59,363	$61,389
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,779	7,289
Loss reclassified from accumulated other comprehensive income to net income	1,782	2,504
Depreciation and amortization	43,467	39,817
Deferred income taxes	(2,387)	3,888
Provision for inventory obsolescence	449	377
Allowances for accounts receivable	1,785	481
Pension and postretirement plans income	(1,894)	(1,871)
Other	(2,936)	(226)
Qualified pension plan contributions	—	(2,500)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(16,146)	(22,686)
Inventories, net	(4,866)	(6,101)
Hedging activities, net	11,646	(6,205)
Other assets	8,591	4,936
Accounts payable	11,162	30,523
Other accrued liabilities	2,912	6,808
NET CASH PROVIDED BY OPERATING ACTIVITIES	120,707	118,423
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,912)	(19,983)
Proceeds from sale of property, plant and equipment	1,530	924
Repurchase of independent distributor territories	(8,042)	(9,120)
Principal payments from notes receivable	8,322	7,847
Acquisition of intangible assets	—	(5,000)
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(22,102)	(25,332)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(31,237)	(28,685)
Exercise of stock options	1,124	2,082
Excess windfall tax benefit related to share-based payment awards	200	2,040
Payments for financing fees	(605)	(483)
Stock repurchases, including accelerated stock repurchases	(126,297)	(6,858)
Change in bank overdrafts	(5,699)	(4,044)
Proceeds from debt borrowings	1,079,200	374,200
Debt and capital lease obligation payments	(1,018,200)	(430,900)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(101,514)	(92,648)
Net (decrease) increase in cash and cash equivalents	(2,909)	443
Cash and cash equivalents at beginning of period	14,378	7,523
Cash and cash equivalents at end of period	$11,469	$7,966

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the sixteen weeks ended April 23, 2016 and April 25, 2015 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangibles, self-insurance reserves, income tax expense and accruals and pension obligations. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2016 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2016 (sixteen weeks), second quarter ending July 16, 2016 (twelve weeks), third quarter ending October 8, 2016 (twelve weeks) and fourth quarter ending December 31, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (83% of total year to date sales) currently operates 39 bakeries that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment (17% of total year to date sales) currently operates ten bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The Warehouse Segment also operates one baking ingredient mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 23, 2016 and April 25, 2015. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
	(% of Sales)
DSD Segment	16.3	16.8
Warehouse Segment	2.8	2.6
Total	19.1	19.4

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 20.6% and 18.9%, on a consolidated basis, as of April 23, 2016 and January 2, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 23, 2016 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  Early application is permitted, but not before January 1, 2017.  The standard permits the use of either the modified retrospective or cumulative effect transition method.  We are in the process of determining the effect this guidance will have on our Condensed Consolidated Financial Statements and which transition method we will apply.

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

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  The company is evaluating the potential impact of this guidance on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  The company is evaluating the potential impact of this guidance on our Condensed Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  This guidance was adopted as of January 3, 2016 (the first day of our fiscal 2016) with application of the provisions retrospectively.  Debt issuance costs associated with line-of-credit arrangements is not addressed by this guidance.  The company’s accounts receivable securitization facility and credit facility, discussed in Note 9, Debt and Other Obligations, are excluded from this guidance and are still presented as other long-term assets in the Condensed Consolidated Balance Sheet.  As a result of adopting this standard, the debt issuance costs of our other debt obligations were reclassified as a reduction to the carrying amount of the debt liability for the Condensed Consolidated Balance Sheets as of April 23, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $3.9 million decrease to other non-current assets and to total long-term debt and capital lease obligations.

In November 2015, the FASB issued guidance that requires entities to report deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The company adopted this standard for the annual period beginning on January 3, 2016 (the first day of our fiscal 2016) and applied it retrospectively.  As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent for the Condensed Consolidated Balance Sheets as of April 23, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $37.2 million decrease in the current deferred income tax asset balance and in the long-term deferred income tax liability balance.

The table below presents the adjustments for each of the line items impacted for these pronouncements (amounts in thousands):

		As adjusted
	January 2, 2016	January 2, 2016
ASSETS
Deferred taxes	$37,207	$—
Total current assets	537,515	500,308
Other assets	11,791	7,881
Total assets	$2,885,168	$2,844,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total long-term debt and capital lease obligations	933,932	930,022
Deferred taxes	183,669	146,462
Total other long-term liabilities	304,416	267,209
Total liabilities and stockholders’ equity	$2,885,168	$2,844,051

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This guidance also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for our fiscal 2016.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Condensed Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  The adoption of this guidance had no impact on the company during the sixteen weeks ended April 23, 2016.

4. ACQUISITIONS

Alpine Valley Bread Company

On October 13, 2015, the company completed the acquisition of 100% of the capital stock of Alpine Valley Bread Company (“Alpine”), a leading organic bread baker, from its shareholders for total consideration of approximately $121.9 million inclusive of payments for certain tax benefits.  We paid cash of $109.3 million and issued 481,540 shares of our common stock to the sellers in a private placement.  Alpine operates two production facilities in Mesa, Arizona and has widespread distribution across the U.S.  The Alpine acquisition has been accounted for as a business combination and is included in our Warehouse Segment. The results of Alpine’s operations were included in the company’s Condensed Consolidated Financial Statements beginning on October 14, 2015. The total preliminary goodwill recorded for this acquisition was $36.0 million and it is deductible for tax purposes.

During fiscal 2015, the company incurred $1.6 million of acquisition-related costs for Alpine. The acquisition-related costs for Alpine were recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income. Alpine contributed $11.9 million in sales during fiscal 2015.  Alpine’s operating income since the acquisition was immaterial to our fiscal 2015 results of operations.

The following table summarizes the consideration paid for Alpine based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets, property, plant and equipment, and certain financial assets and taxes are still under review.  We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

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

The fair value of trade receivables is $4.8 million with an immaterial amount determined to be uncollectible.  We did not acquire any other class of receivables as a result of the acquisition.

Dave’s Killer Bread

On September 12, 2015, the company completed the acquisition of 100% of the capital stock of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread, from its shareholders for total cash payments of approximately $282.1 million inclusive of payments for certain tax benefits.  DKB operates one production facility in Milwaukie, Oregon and has widespread distribution across the U.S. We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. The DKB acquisition has been accounted for as a business combination and is included in our DSD Segment. The results of DKB’s operations are included in the company’s Condensed Consolidated Financial Statements beginning on September 13, 2015. The total preliminary goodwill recorded for this acquisition was $145.9 million and it is not deductible for tax purposes.

During fiscal 2015, the company incurred $4.6 million of acquisition-related costs for DKB. The acquisition-related costs for DKB were recorded in the selling, distribution and administrative expense line item in our Condensed Consolidated Statements of Income. DKB contributed $37.6 million in sales during fiscal 2015.  DKB’s operating income since the acquisition was immaterial to our fiscal 2015 results of operations.

The following table summarizes the consideration paid for DKB based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets, property, plant and equipment, and certain financial assets and taxes are still under review.  We will also continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed (amounts in thousands):

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

Unaudited pro forma consolidated results of operations for the Alpine and DKB acquisitions are not included because the company determined that they are immaterial.

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 23, 2016 and April 25, 2015, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 23, 2016	April 25, 2015	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(77)	$(77)	Interest expense
Commodity contracts	(1,782)	(2,504)	Cost of sales, Note 3
Total before tax	(1,859)	(2,581)	Total before tax
Tax benefit	716	994	Tax benefit
Total net of tax	(1,143)	(1,587)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(54)	144	Note 1
Actuarial losses	(1,658)	(1,352)	Note 1
Total before tax	(1,712)	(1,208)	Total before tax
Tax benefit	659	465	Tax benefit
Total net of tax	(1,053)	(743)	Net of tax
Total reclassifications	$(2,196)	$(2,330)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 23, 2016, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	2,588	—	2,588
Reclassified to earnings from accumulated other comprehensive loss	1,143	1,053	2,196
Accumulated other comprehensive loss, April 23, 2016	$(6,459)	$(85,557)	$(92,016)

During the sixteen weeks ended April 25, 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive income before reclassifications	(4,428)	—	(4,428)
Reclassified to earnings from accumulated other comprehensive loss	1,587	743	2,330
Accumulated other comprehensive loss, April 25, 2015	$(14,249)	$(85,869)	$(100,118)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from accumulated other comprehensive income (“AOCI”) for our commodity contracts (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Gross loss reclassified from AOCI into income	$1,782	$2,504
Tax benefit	(686)	(964)
Net of tax	$1,096	$1,540

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 23, 2016 and January 2, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 23, 2016	January 2, 2016
Goodwill	$464,926	$464,926
Amortizable intangible assets, net of amortization	453,813	461,466
Indefinite-lived intangible assets	414,000	414,000
Total goodwill and other intangible assets	$1,332,739	$1,340,392

There were no changes in the carrying amount of goodwill, by segment, since January 2, 2016.

As of April 23, 2016 and January 2, 2016, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 23, 2016			January 2, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$246,327	$20,219	$226,108	$246,327	$18,037	$228,290
Customer relationships	281,621	56,760	224,861	281,621	51,650	229,971
Non-compete agreements	4,874	4,320	554	4,874	4,043	831
Distributor relationships	4,123	1,833	2,290	4,123	1,749	2,374
Total	$536,945	$83,132	$453,813	$536,945	$75,479	$461,466

Aggregate amortization expense for the sixteen weeks ended April 23, 2016 and April 25, 2015 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 23, 2016	$7,653
For the sixteen weeks ended April 25, 2015	$3,575

There are $414.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 23, 2016 and January 2, 2016. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis, or on interim basis if the facts and circumstances change, to determine if the trademarks are realizing the expected economic benefits.

During the fourth quarter of our fiscal 2015, we reviewed our long-term strategy for all of our organic bread brands due to the acquisitions of the Dave’s Killer Bread (“DKB”) and Alpine Valley Bread Company (“Alpine”) organic brands in our third and fourth quarter, respectively, of fiscal 2015.  We previously acquired the Barowsky’s brand, which included certain organic products, in fiscal 2012.  We originally intended to distribute that brand nationally throughout the territories in our DSD Segment.  As a result of our strategic review, the DKB brand will be distributed through our DSD Segment and the Alpine brand will be distributed through our Warehouse Segment.  The Barowsky’s brand will remain a more regional bread brand.  Since the Barowsky’s brand will not be used as originally intended, we examined the indefinite-life assignment and determined that it is appropriate to begin amortizing this brand.  Beginning in our fourth quarter of fiscal 2015 the Barowsky’s brand began being amortized over a 35 year straight-line attribution period.  Because this change in strategy still reflects that the estimated fair value exceeds the carrying value, an impairment charge was not applicable.  We continue to monitor this and all of our finite-lived intangible assets for changes in the facts and circumstances that could impact the fair value.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2016	$16,837
2017	$23,578
2018	$22,878
2019	$22,385
2020	$21,893

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,430 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 23, 2016	$6,290
For the sixteen weeks ended April 25, 2015	$6,777

At April 23, 2016 and January 2, 2016, respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	April 23, 2016	January 2, 2016
Distributor notes receivable	$167,838	$174,904
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,397	20,593
Long-term portion of distributor notes receivable	$147,441	$154,311

At April 23, 2016 and January 2, 2016, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 23, 2016 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 9, Debt and Other Obligations below, is approximately $428.0 million while the carrying value is $397.1 million on April 23, 2016. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of April 23, 2016, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	323	—	—	323
Total	323	—	—	323

Liabilities:
Other current	(6,719)	(2,213)	—	(8,932)
Other long-term	—	—	—	—
Total	(6,719)	(2,213)	—	(8,932)
Net Fair Value	$(6,396)	$(2,213)	$—	$(8,609)

As of January 2, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	(11,926)	(2,941)	—	(14,867)
Other long-term	(20)	—	—	(20)
Total	(11,946)	(2,941)	—	(14,887)
Net Fair Value	$(11,946)	$(2,941)	$—	$(14,887)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2017. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at April 23, 2016 and January 2, 2016 qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 23, 2016		January 2, 2016		April 23, 2016		January 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$8,932	Other current liabilities	$14,867
Commodity contracts	Other long term assets	$323	Other long term assets	—	Other long-term liabilities	—	Other long-term liabilities	20
Total		$323		$—		$8,932		$14,887

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships (2)	April 23, 2016	April 25, 2015	into Income (Effective Portion)(2)	April 23, 2016	April 25, 2015
Interest rate contracts	$—	$—	Interest (expense) income	$(47)	$(47)
Commodity contracts	2,588	(4,428)	Production costs(1)	(1,096)	(1,540)
Total	$2,588	$(4,428)		$(1,143)	$(1,587)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively.

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the following years are as follows (amounts in thousands and net of tax) at April 23, 2016:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$247	$917	$1,164
Expiring in 2016	5,332	—	5,332
Expiring in 2017	(37)	—	(37)
Total	$5,542	$917	$6,459

Derivative Transactions Notional Amounts

As of April 23, 2016, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in thousands):

Notional amount
Wheat contracts	$115,682
Soybean oil contracts	11,605
Natural gas contracts	9,505
Total	$136,792

The company’s derivative instruments contain no credit-risk related contingent features at April 23, 2016.  As of April 23, 2016 and January 2, 2016, the company had $7.3 million and $20.7 million, respectively, in other current assets representing collateral for hedged positions.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at April 23, 2016 and January 2, 2016 (amounts in thousands):

	April 23, 2016	January 2, 2016
Unsecured credit facility	$68,500	$160,000
Unsecured 2013 term loan	231,072	238,515
Unsecured 2016 term loan	149,371	—
4.375% senior notes due 2022	397,124	396,975
Accounts receivable securitization	180,000	170,000
Capital lease obligations	19,118	20,228
Other notes payable	19,106	18,989
	1,064,291	1,004,707
Current maturities of long-term debt and capital lease obligations	110,470	74,685
Total long-term debt and capital lease obligations	$953,821	$930,022

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of April 23, 2016 and January 2, 2016, the bank overdraft balance was $12.3 million and $18.0 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.7 million and $16.9 million at April 23, 2016 and January 2, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

2016 Term Loan, Accounts Receivable Securitization Facility, 2013 Term Loan, Senior Notes, and Credit Facility

2016 Term Loan. We entered into an unsecured term facility (the “2016 term loan”) on April 19, 2016.  The 2016 term loan provides for a five-year, syndicated, unsecured term loan pursuant to which we may incur term loan borrowings in a single draw up to an aggregate principal amount of $150.0 million.  The proceeds of the 2016 term loan borrowings were used to finance working capital and for general corporate purposes and to pay fees and expenses related to the 2016 term loan.  The company drew down the full amount of the 2016 term loan at execution.

The 2016 term loan amortizes in quarterly installments based on an increasing annual percentage.  The first payment is due and payable on June 30, 2016 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.  The table below presents the principal payment amounts remaining under the 2016 term loan as of April 23, 2016 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2016	$11,250
2017	$15,000
2018	$15,000
2019	$31,875
2020	$60,000
2021	$16,875

Voluntary prepayments on the 2016 term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 0.75% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $0.6 million in connection with the 2016 term loan, which are being amortized over the life of the 2016 term loan. The 2016 term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. As of April 23, 2016, the company was in compliance with all restrictive covenants under the 2016 term loan.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification.  Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $180.0 million outstanding under the facility as of April 23, 2016. There was $170.0 million outstanding under the facility as of January 2, 2016.  As of April 23, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the facility. On April 23, 2016, the company had $0.3 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 to 100 basis points based on leverage. An unused fee of 25 to 35 basis points is applicable on the unused commitment at each reporting period based on leverage. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.1 million in financing costs was paid during fiscal 2015 for the second and third amendments.

2013 Term Loan. We entered into a senior unsecured delayed-draw term facility (the “2013 term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the 2013 term loan on July 18, 2013 (the “borrowing date”).

The 2013 term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. Voluntary prepayments on the 2013 term loan may be made without premium or penalty. The table below presents the principal payment amounts remaining under the 2013 term loan as of April 23, 2016 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2016	$60,000
2017	$112,500
2018	$60,000

On February 14, 2014, we entered into an amendment to the 2013 term loan, which was accounted for as a modification of the debt, which favorably reduced the interest rates described below from those entered into originally on April 5, 2013. On April 19, 2016, we entered into an amendment to the 2013 term loan, which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement, makes certain terms of the existing agreement consistent with the terms of the 2016 term loan, and amends the terms to permit the indebtedness to be incurred under the 2016 term loan.

The April 19, 2016 amendment also reduced the applicable interest rate by reducing the applicable margin for base rate loans to a range of 0.00% to 1.25% and the Eurodollar rate loans to 0.75% to 2.25%, in each case, based on the company’s leverage ratio.  Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the execution of the 2013 term loan, which are being amortized over the life of the 2013 term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’

commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The 2013 term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of April 23, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the 2013 term loan.

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

The face value of the notes is $400.0 million and the current debt issuance costs and debt discount on the notes is $2.9 million. The company paid issuance costs (including underwriting fees and legal fees) on the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of April 23, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement, makes certain terms of the existing agreement consistent with the terms of the 2016 term loan, and amends the terms to permit the indebtedness to be incurred under the 2016 term loan.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 23, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.75% for base rate loans and from 0.70% to 1.75% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio.

The company paid additional financing costs of $0.4 million in connection with the April 21, 2015 amendment of the credit facility, which, in addition to the remaining balance of the original financing costs, is being amortized over the life of the credit facility.

The highest outstanding daily balance during the sixteen weeks ended April 23, 2016 was $244.2 million and the lowest outstanding balance was $60.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in

Note 8, Derivative Financial Instruments. During the sixteen weeks ended April 23, 2016, the company borrowed $919.0 million in revolving borrowings under the credit facility and repaid $1,011.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.7 million for letters of credit. On April 23, 2016, the company had $415.8 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.  Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the 2016 term loan, facility, 2013 term loan, senior notes, or credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of April 23, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2016	$77,326
2017	317,194
2018	84,960
2019	40,318
2020	131,618
2021 and thereafter	418,702
Total	$1,070,118

The company adopted guidance, as discussed in Note 3, Recently Adopted Accounting Pronouncements, that requires debt issuances costs be presented in the balance sheet as a direct reduction from the carrying amount of the liability.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 23, 2016 (amounts in thousands):

		Debt issuance and
	Face Value	debt discount	Net carrying value
Unsecured 2013 term loan	$232,500	$1,428	$231,072
Unsecured 2016 term loan	150,000	629	149,371
Other notes payable	20,000	894	19,106
4.375% senior notes due 2022	400,000	2,876	397,124
Total	$802,500	$5,827	$796,673

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 2, 2016 (amounts in thousands):

		Debt issuance and
	Face Value	debt discount	Net carrying value
Unsecured 2013 term loan	$240,000	$1,485	$238,515
Other notes payable	20,000	1,011	18,989
4.375% senior notes due 2022	400,000	3,025	396,975
Total	$660,000	$5,521	$654,479

10. VARIABLE INTEREST ENTITIES

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a variable interest entity (the “VIE”), but the company has determined it is not the primary beneficiary of the VIE.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of April 23, 2016 and January 2, 2016, there was $19.1 million and $20.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis.  The company typically finances the ID’s acquisition of the distribution rights and also enters into a contract with the ID to sell product at a discount for distribution in the ID’s territory covered by their distribution rights. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available. As of April 23, 2016 and January 2, 2016, there was $58.6 million and $50.8 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

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

At this time, the company is also defending 22 other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the varying stages of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 23, 2016 and April 25, 2015 (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Net income	$59,363	$61,389
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,662	209,913
Basic earnings per common share	$0.28	$0.29
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	210,662	209,913
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	2,174	2,805
Diluted weighted average shares outstanding for common stock	212,836	212,718
Diluted earnings per common share	$0.28	$0.29

There were 398,900 anti-dilutive shares during the sixteen weeks ended April 23, 2016 but there were no anti-dilutive shares during the sixteen weeks ended April 25, 2015.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on April 23, 2016.

The stock option activity for the sixteen weeks ended April 23, 2016 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2016	4,353	$10.97
Exercised	(102)	$10.96
Outstanding at April 23, 2016	4,251	$10.97	1.12	$31,076
Exercisable at April 23, 2016	4,251	$10.97	1.12	$31,076

As of April 23, 2016, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 23, 2016 and April 25, 2015 were as follows (amounts in thousands):

	April 23, 2016	April 25, 2015
Cash received from option exercises	$1,124	$2,082
Cash tax windfall, net	$200	$610
Intrinsic value of stock options exercised	$776	$2,054

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014, 2015 and 2016 awards (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2014 award vested at 27% of target.  The 2013 award vested at 88% of target.

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

The following performance-contingent TSR Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Vesting date	2/21/2018	3/1/2017
Fair value per share	$24.17	$21.21

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. The 2013, 2014, 2015, and 2016 awards (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below:

•	0% payout if ROIC exceeds WACC by less than 1.75 percentage points;
•	ROIC above WACC by 1.75 percentage points pays 50% of ROI Target; or
•	ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or
•	ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2014 award actual attainment was 96% of ROI Target.  The 2013 award actual attainment was 125% of ROI Target.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2015 award is being expensed at 125% of ROI Target and the 2016 award is being expensed at 100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the EPIP and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Vesting date	2/21/2018	3/1/2017
Fair value per share	$21.49	$19.14

Performance-Contingent Restricted Stock (2014 Grant)

In connection with the vesting of the performance-contingent restricted stock granted in January 2014, during the sixteen weeks ended April 23, 2016, 248,872 common shares available for this grant were reduced because the company attained only 27% of the S&P TSR target of the grant (“TSR modifier”). An additional 13,637 common shares were reduced because the company attained 96% of the ROI Target (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.4 million. The tax shortfall at vesting of these awards was $2.9 million.

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 23, 2016, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2016	1,349	$21.26
Initial grant at target	801	$22.83
Grant reduction for not achieving the ROIC modifier	(14)	$21.47
Grant reduction for not achieving the TSR modifier	(249)	$23.97
Vested	(312)	$22.02
Forfeited	(11)	$23.72
Nonvested shares at April 23, 2016	1,564	$21.53

As of April 23, 2016, there was $22.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. That cost is expected to be recognized over a weighted-average period of 1.54 years. The total intrinsic value of shares vested during the period ended April 23, 2016 was $7.2 million.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two-year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During fiscal 2016, non-employee directors were granted an aggregate of 19,040 common shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.

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

The deferred stock activity for the sixteen weeks ended April 23, 2016 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 2, 2016	126	$21.89
Vested	(2)	$22.08
Granted	19	$21.49
Nonvested shares at April 23, 2016	143	$21.84	0.75	$2,685

As of April 23, 2016, there was $0.7 million of total unrecognized compensation cost related to deferred stock awards granted under the EPIP that will be recognized over a weighted-average period of 0.75 years.  The total intrinsic value of shares vested during the period ended April 23, 2016 was less than $0.1 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and were exercisable over nine years. The company recorded compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.  All remaining shares outstanding at January 2, 2016 were exercised during the sixteen weeks ended April 23, 2016.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Performance-contingent restricted stock awards	$7,116	$6,556
Deferred and restricted stock	674	642
Stock appreciation rights	(11)	91
Total stock based compensation	$7,779	$7,289

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at April 23, 2016 as compared to accounts at January 2, 2016 (amounts in thousands):

	April 23, 2016	January 2, 2016
Current benefit liability	$1,118	$1,118
Noncurrent benefit liability	$72,601	$76,541
Accumulated other comprehensive loss, net of tax	$85,557	$86,610

Defined Benefit Plans and Nonqualified Plan

Beginning January 1, 2016, the company will provide pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy.

The company used a measurement date of December 31, 2015 for the defined benefit and post-retirement benefit plans described below. We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2015 and our fiscal year end date of January 2, 2016 was not material and that for practical purposes the measurement date of December 31, 2015 was used throughout for preparation of our financial statements.

We do not anticipate making contributions to our qualified pension plans during fiscal 2016.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Service cost	$255	$269
Interest cost	4,532	5,539
Expected return on plan assets	(8,612)	(9,121)
Amortization of prior service cost	119	—
Amortization of net loss	1,798	1,532
Total net periodic benefit (income) cost	$(1,908)	$(1,781)

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Service cost	$123	$122
Interest cost	95	112
Amortization of prior service credit	(65)	(144)
Amortization of net gain	(140)	(180)
Total net periodic benefit (income) cost	$13	$(90)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 23, 2016 and April 25, 2015, the total cost and employer contributions were $9.2 million and $8.5 million, respectively.

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We intend to merge these two plans into the Flowers Foods 401(k) Retirement Savings Plan after receipt of final determination letters.

15. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 23, 2016 and April 25, 2015 was 35.7% and 35.4%, respectively.  The increase in the rate from the prior year is primarily due to benefits for state tax incentives recognized in the income tax provision in 2015.  During the sixteen weeks ended April 23, 2016, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the sixteen weeks ended April 23, 2016, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company early adopted guidance discussed in Note 3, Recently Adopted Accounting Pronouncements, and retrospectively adjusted our current deferred income tax asset balance of $37.2 million at January 2, 2016 to the long-term deferred income tax liability balance.  The Condensed Consolidated Balance Sheet at April 23, 2016 reflects this change.

The Internal Revenue Service (“IRS”) completed the audit of fiscal years 2012, 2013, and 2014 during the sixteen weeks ended April 23, 2016.  The results of the audit were insignificant and the company is no longer subject to federal examination for years prior to 2015 and, with limited exceptions, for years prior to 2012 in state jurisdictions.

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

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Sales:
DSD Segment	$1,018,348	$986,570
Warehouse Segment	248,204	224,734
Eliminations:
Sales from Warehouse Segment to DSD Segment	(42,855)	(44,852)
Sales from DSD Segment to Warehouse Segment	(19,345)	(20,407)
	$1,204,352	$1,146,045
Depreciation and amortization:
DSD Segment	$37,074	$35,180
Warehouse Segment	6,278	4,780
Unallocated corporate costs(1)	115	(143)
	$43,467	$39,817
Income (loss) from operations:
DSD Segment	$91,949	$99,194
Warehouse Segment	18,741	16,298
Unallocated corporate costs(1)	(15,534)	(18,954)
	$95,156	$96,538
Interest expense	$(9,068)	$(8,359)
Interest income	$6,290	$6,777
Income before income taxes	$92,378	$94,956

(1)	Represents costs allocated to the company’s corporate head office.

Sales by product category in each reportable segment are as follows for the sixteen weeks ended April 23, 2016 and April 25, 2015 (amounts in thousands):

	For the Sixteen Weeks Ended			For the Sixteen Weeks Ended
	April 23, 2016			April 25, 2015
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$641,698	$58,267	$699,965	$610,729	$39,634	$650,363
Store Branded Retail	132,971	38,262	171,233	133,168	35,294	168,462
Non-retail and Other	224,334	108,820	333,154	222,266	104,954	327,220
Total	$999,003	$205,349	$1,204,352	$966,163	$179,882	$1,146,045

17. ASSETS HELD FOR SALE

The company purchases distribution rights from and sells distribution rights to independent distributors from time to time. The company repurchases distribution rights from independent distributors in circumstances when the company decides to exit a territory or, in some cases, when the independent distributor elects to terminate the relationship with the company. In the majority of the Distributor Agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The independent distributors may also sell their distribution rights to another person or entity. Distribution rights purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another independent distributor to purchase the distribution rights for the territory.

Distributions rights held for sale and operated by the company are sold to independent distributors at fair market value pursuant to the terms of a Distributor Agreement. There are multiple versions of the Distributor Agreement in place at any given time and the terms of such Distributor Agreements vary. In accordance with the terms of the majority of Distributor Agreements, within the six-month period following the date of purchase of the distribution rights, the independent distributor has the right to require the company to repurchase the distribution rights and truck, if applicable, at the original purchase price paid by the independent distributor. When this occurs, the company records a liability for this amount during the six-month period. If the independent distributor’s truck is leased, the company will assume the lease payment (but not the lease) until such time as the distribution rights are sold to a new purchaser or until the expiration of the six month period, whichever comes first. Under a majority of Distributor Agreements, should the independent distributor wish to sell the distribution rights after the six-month period has expired, the company has a right of first refusal but is not required to purchase the distribution rights. After the six-month period expires, if the distribution rights have not sold and the business is still being operated by the company, a liability is recorded as deferred income and will be recognized over the term of the distribution rights’ note receivable.

The company is also selling certain plants and depots that it acquired in July 2013 from Hostess Brands, Inc., which initially included 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots do not meet our long-term operating strategy, and we are actively marketing them for sale. There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

Additional assets recorded in assets held for sale are for property, plant and equipment, exclusive of the assets acquired as part of the Acquired Hostess Bread Assets discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 23, 2016 and January 2, 2016, respectively (amounts in thousands):

	April 23, 2016	January 2, 2016
Distributor territories	$33,878	$28,325
Acquired Hostess Bread Assets plants and depots	5,577	3,082
Other	5,139	4,784
Total assets held for sale	$44,594	$36,191

18. STOCKHOLDERS’ EQUITY

On March 16, 2016, the company announced that we entered into an accelerated share repurchase program (“ASR”) agreement to repurchase an aggregate of $120.0 million of the company’s common stock.  Under the terms of the ASR, the company paid $120.0 million in cash and received an initial delivery of 5.6 million shares immediately.  The final number of shares repurchased will be based on the daily volume-weighted average stock price over the life of the transaction, less a negotiated discount.  The balance of shares will be issued to the company at the time of settlement.  The ASR is expected to be completed by the end of the company’s second fiscal quarter (July 16, 2016).  The ASR met all applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.  Shares purchased under the ASR are added to our treasury shares.  The company funded the ASR with borrowings on its credit facility and cash on hand.

During the sixteen weeks ended April 23, 2016, 6.0 million shares, at a cost of $108.3 million, of the company’s common stock were purchased (and settled) under an authorized share repurchase plan and the ASR.  From the inception of the plan through April 23, 2016, 66.8 million shares, at a cost of $612.4 million, have been purchased.  There are $18.0 million of shares that will settle under the ASR by the end of the company’s second fiscal quarter.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 23, 2016, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 23, 2016 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Form 10-K”).

OVERVIEW:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Business — discussion of our long-term strategic objectives, acquisitions, and the competitive environment.
•

Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from the Form 10-K.

•	Results of operations — an analysis of the company’s consolidated results of operations for the comparative period presented in our consolidated financial statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•

Nationwide launch of Dave’s Killer Bread brand — On April 25, 2016, subsequent to the end of the first quarter of fiscal 2016, we began the national rollout of our organic, non-GMO Dave’s Killer Bread brand on our direct-store-delivery (“DSD”) network.

•

2016 Term Loan — On April 19, 2016, we entered into a five-year, syndicated, unsecured credit agreement (the “2016 term loan”) which allows the company to incur term loan borrowings, in a single draw, up to an aggregate principle amount of $150.0 million.  We incurred transactions costs of approximately $0.6 million which are being amortized over the life of the 2016 term loan.  The company drew down the full amount of the 2016 term loan at execution.

•

Conversion of our Tuscaloosa, Alabama bakery to organic production — During the first quarter of fiscal 2016, we completed the conversion of our Tuscaloosa, Alabama bakery to an all-organic production facility.  We incurred start-up costs related to the conversion of approximately $2.5 million of which $0.3 million is included in depreciation and amortization expense and the remainder is included in materials, supplies, labor and other production costs in our Condensed Consolidated Statement of Income for the sixteen weeks ended April 23, 2016.  The bakery began producing product for the market at the beginning of the second quarter of fiscal 2016.

•

Accelerated Share Repurchase agreement— On March 16, 2016, we announced that we entered into an accelerated share repurchase (“ASR”) agreement to repurchase an aggregate of $120.0 million of our common stock. Under the terms of the ASR, the company purchased 5.6 million shares immediately.  We expect the remainder of the shares under the ASR to be settled by the end of the second quarter of fiscal 2016.  The ASR was funded with borrowings from our existing credit facilities and cash on hand.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are purchased or consumed — whether in supermarkets, club stores, convenience stores, retail outlets, restaurants, fast food outlets, or vending machines.  The company currently has 49 operating bakeries in 18 states that produce a wide range of breads, buns, rolls, snack cakes and tortillas.

Segments and delivery methods

The company has two business segments that reflect its two distinct methods of delivering products to market. The DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships.  The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods. The warehouse delivery segment (the “Warehouse Segment”) ships fresh and frozen products to customers’ warehouses nationwide.  Customers then distribute these products to their depots, stores, or restaurants.  Flowers’ bakeries fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

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

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. During the sixteen weeks ended April 23, 2016, we had capital expenditures of $23.9 million.

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

On October 13, 2015, we completed the acquisition of Alpine and their product line of certified organic breads, as well as other bakery products.  These products, which are warehouse delivered, are marketed under the Alpine Valley Bread brand and expand our penetration into the organic market and provide additional organic production capacity.

On September 12, 2015, we completed the DKB acquisition, which includes a full product line of super premium whole-grain 100% organic and non-GMO bakery products sold under the Dave’s Killer Bread label, the leading organic bread brand in the U.S.  Subsequent to the end of the first quarter of fiscal 2016, we began the national rollout of the DKB brand on our DSD network.

On July 19, 2013, we completed the acquisition of certain assets of Hostess Brands, Inc. (“Hostess”) which included the Wonder, Home Pride, Merita and Butternut bread brands, 20 closed bakeries and 36 depots.  These bread brands were taken off the market when Hostess ceased operations in November 2012.  Late in the third quarter of fiscal 2013, we began reintroducing these brands to the marketplace within our DSD Segment.  We are continuing to reintroduce these brands as we expand into new markets.

Snack cakes have been part of the company’s product offerings since at least the early 1920s. In more recent years, snack cakes have been developed and introduced primarily under the Mrs. Freshley’s brand for our Warehouse Segment.  In 2011, the company acquired Tasty Baking Co. (“Tasty”) and its extensive line of Tastykake branded snack cakes.  Since the acquisition of Tasty, we have expanded the distribution and the product line of Tastykake products throughout the territories in our DSD Segment.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the sixteen weeks ended April 23, 2016 increased 5.1% as compared to the same period in the prior year. This increase was due to the both the DKB and Alpine acquisition contribution.

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

Valuation of Indefinite-Lived Intangible Assets

The company evaluates the recoverability of our indefinite-lived intangible assets that are not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired.  In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life.  The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.  There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks.  Based on management’s evaluation, no impairment charges relating to intangible assets were recorded during the sixteen weeks ended April 23, 2016.

The impairment analysis on the indefinite-lived intangible asset trademarks is sensitive to the long-term growth rates of the trademarks. The trademarks have been valued based on our expectations of timing in reintroducing the trademarks in the market. The company also continually analyzes our expansion markets to determine in which markets our trademarks may be introduced. If the timing of our expansion does not proceed as we currently anticipate or if the anticipated revenues do not meet our expectations, these trademarks could become impaired in future periods.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are numerous and complex. Our significant accounting policies are summarized in the company’s Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see our Form 10-K, for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K.

See Note 3, Recently Adopted Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently adopted accounting pronouncements.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 23, 2016 and April 25, 2015, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015	Dollars	%
Sales
DSD Segment	$999,003	$966,163	82.9	84.3	$32,840	3.4
Warehouse Segment	205,349	179,882	17.1	15.7	25,467	14.2
Total	$1,204,352	$1,146,045	100.0	100.0	$58,307	5.1
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$475,545	$456,414	47.6	47.2	$19,131	4.2
Warehouse Segment(1)	145,645	129,502	70.9	72.0	16,143	12.5
Total	$621,190	$585,916	51.6	51.1	$35,274	6.0
Selling, distribution and administrative expenses
DSD Segment(1)	$394,435	$375,375	39.5	38.9	$19,060	5.1
Warehouse Segment(1)	34,685	29,302	16.9	16.3	5,383	18.4
Corporate(2)	15,419	19,097	—	—	(3,678)	(19.3)
Total	$444,539	$423,774	36.9	37.0	$20,765	4.9
Depreciation and amortization
DSD Segment(1)	$37,074	$35,180	3.7	3.6	$1,894	5.4
Warehouse Segment(1)	6,278	4,780	3.1	2.7	1,498	31.3
Corporate(2)	115	(143)	—	—	258	NM
Total	$43,467	$39,817	3.6	3.5	$3,650	9.2
Income from operations
DSD Segment(1)	$91,949	$99,194	9.2	10.3	$(7,245)	(7.3)
Warehouse Segment(1)	18,741	16,298	9.1	9.1	2,443	15.0
Corporate(2)	(15,534)	(18,954)	—	—	3,420	18.0
Total	$95,156	$96,538	7.9	8.4	$(1,382)	(1.4)
Interest expense, net	$2,778	$1,582	0.2	0.1	$1,196	75.6
Income taxes	$33,015	$33,567	2.7	2.9	$(552)	(1.6)
Net income	$59,363	$61,389	4.9	5.4	$(2,026)	(3.3)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 23, 2016 COMPARED TO SIXTEEN WEEKS ENDED APRIL 25, 2015

Consolidated Sales.

	For the Sixteen Weeks Ended
	April 23, 2016		April 25, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$699,965	58.1	$650,363	56.7	7.6
Store branded retail	171,233	14.2	168,462	14.7	1.6
Non-retail and other	333,154	27.7	327,220	28.6	1.8
Total	$1,204,352	100.0	$1,146,045	100.0	5.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.9)
Volume	0.7
Acquisitions	5.3
Total percentage change in sales	5.1

Sales category discussion

The DKB and Alpine acquisitions contribution drove the overall increase in sales.  Declines in price/mix were mostly attributable to the non-retail and other category, partially offset by positive price/mix in the branded retail category.  Excluding acquisitions, volume growth in the non-retail and store branded categories was mostly offset by volume declines in the branded retail category.  We experienced softer volume in branded soft variety bread and other branded products compared to the prior year quarter due to a reduction in promotional activities, fewer winter storms in the current year and a competitive marketplace.  Branded retail sales increased due to the DKB and Alpine acquisitions contribution, partially offset by volume declines in branded soft variety, buns, rounds and cake.  The increase in store branded retail sales was mostly attributable to increases in sales of store branded cake.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice and vending, partially offset by decreases in price/mix.

DSD Segment Sales.

	For the Sixteen Weeks Ended
	April 23, 2016		April 25, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$641,698	64.2	$610,729	63.2	5.1
Store branded retail	132,971	13.3	133,168	13.8	(0.1)
Non-retail and other	224,334	22.5	222,266	23.0	0.9
Total	$999,003	100.0	$966,163	100.0	3.4

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.2
Volume	(1.3)
Acquisition	4.5
Total percentage change in sales	3.4

Sales category discussion

The DSD Segment sales increase was due to the DKB acquisition contribution, partially offset by softer volume for other branded retail items.  Lower volumes in the branded retail category drove the volume decline, partially offset by volume gains in foodservice.  Volumes were negatively impacted by decreased promotional activity, fewer number of winter storms in the current quarter as compared to the prior year quarter and a competitive marketplace.  The increase in branded retail sales was due to the DKB acquisition contribution and to a much lesser extent positive price/mix, partially offset by volume declines in branded soft variety, buns, rounds and cake.  The increase in non-retail and other sales was primarily due to volume increases in foodservice, partially offset by price/mix declines.

Warehouse Segment Sales.

	For the Sixteen Weeks Ended
	April 23, 2016		April 25, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$58,267	28.4	$39,634	22.0	47.0
Store branded retail	38,262	18.6	35,294	19.6	8.4
Non-retail and other	108,820	53.0	104,954	58.4	3.7
Total	$205,349	100.0	$179,882	100.0	14.2

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.2)
Volume	6.6
Acquisition	9.8
Total percentage change in sales	14.2

Sales category discussion

Overall, the significant sales increase was due to the Alpine acquisition sales and to a lesser extent, volume growth in the non-retail and other and store branded retail categories.  The decline in pricing/mix was largely due to lower foodservice pricing.  The increase in branded retail sales was due to the Alpine acquisition contribution and much less significantly to growth in bakery deli sales.  Store branded retail sales increased due to volume increases in store branded cake, partially offset by declines in price/mix.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to volume increases in foodservice sales, driven by new foodservice products for certain of our customers, and vending, partially offset by negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.4	25.1	(0.7)
Workforce-related costs	14.2	13.8	0.4
Packaging	4.5	4.7	(0.2)
Utilities	1.4	1.6	(0.2)
Other	7.1	5.9	1.2
Total	51.6	51.1	0.5

Higher costs as a percent of sales for DKB and Alpine, both acquired in the second half of fiscal 2015, and the costs to convert our Tuscaloosa, Alabama bakery to an all-organic bakery largely resulted in the overall increase. Lower ingredient costs as a percent of sales partially offset these increases.  Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour and oils and higher outside purchases of product (sales with no associated ingredient costs), partially offset by higher prices for organic ingredients and sweeteners.  The increase in the outside purchased products is reflected in the other line item above and mostly relates to outside purchases for certain of the DKB products due to capacity constraints and to a much lesser extent higher outside purchases for the Warehouse Segment.  We anticipate outside purchases of product to moderate going forward with the additional organic production capacity provided by our Tuscaloosa, Alabama bakery which began producing organic bread at the beginning of the second quarter of fiscal 2016.  As outside purchases of organic products decrease, we expect this decrease to be partially offset by increases in ingredient costs as a percent of sales.  Workforce-related costs increased as a percent of sales due to wage increases and costs related to the organic bakery conversion, partially offset by increased outside purchases of product (sales with no associated workforce-related costs).

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.4	22.4	(1.0)
Workforce-related costs	12.4	11.9	0.5
Packaging	3.2	3.4	(0.2)
Utilities	1.4	1.6	(0.2)
Other	9.2	7.9	1.3
Total	47.6	47.2	0.4

Overall, higher costs as a percentage of sales for DKB and the Tuscaloosa, Alabama conversion costs drove the increase, partially offset by lower ingredient costs for the DSD Segment as a whole.  Ingredient costs decreased as a percent of sales largely due to lower prices for non-organic flour and oils and increases in outside purchases of product (sales with no associated ingredient costs), partially offset by higher prices for the organic ingredients and sweeteners.  The increase in workforce-related costs as a percent of sales was primarily due to wage increases on softer sales volumes and costs related to converting the Tuscaloosa, Alabama bakery to an organic facility, partially offset by increased outside purchases of product (sales with no associated workforce-related costs).  The increase in the other line item was due mostly to increases in outside purchases of product, largely certain DKB products due to capacity constraints.  Going forward, we anticipate a significant decrease in outside purchases of DKB products as a percent of sales with the added production capacity of the Tuscaloosa, Alabama bakery, which will be partially offset by higher costs for organic ingredients.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.9	39.5	(0.6)
Workforce-related costs	23.1	23.8	(0.7)
Packaging	11.1	12.2	(1.1)
Utilities	1.6	1.8	(0.2)
Other	(3.8)	(5.3)	1.5
Total	70.9	72.0	(1.1)

Lower costs for Alpine as a percent of the Warehouse Segment sales, volume increases and lower ingredient costs as a percent of sales drove the overall decrease.  Ingredient costs decreased as a percent of sales primarily due to increases in outside purchases of product (sales with no associated ingredient costs) and lower prices for non-organic flour and oil, partially offset by higher costs for organic ingredients and sweeteners.  Packaging costs decreased as a percent of sales primarily due to lower packaging costs for Alpine and increases in outside purchases of product (sales with no associated packaging costs).  The other line item reflects the increase in outside purchases of product and net intercompany sales of product to the DSD Segment comprising a smaller portion of the Warehouse Segment’s sales.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8	17.5	0.3
Distributor distribution fees	12.4	13.7	(1.3)
Other	6.7	5.8	0.9
Total	36.9	37.0	(0.1)

The increase in workforce-related costs as a percent of sales was primarily due to a shift in sales between the DSD Segment and the Warehouse Segment and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Distributor distribution fees decreased as a percent of sales due to DKB and Alpine, both acquired in the second half of fiscal 2015, not utilizing independent distributors and the decrease in the number of independent distributors discussed above.  Higher marketing costs related to promoting the DKB and Alpine brands as well as higher legal costs drove the increase in the other line item component.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8	17.1	0.7
Distributor distribution fees	15.0	16.2	(1.2)
Other	6.7	5.6	1.1
Total	39.5	38.9	0.6

Workforce-related costs increased as a percentage of sales due to wage increases on softer core business sales and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Lower costs for DKB as a percent of sales partially offset the increase.  Lower distributor distribution fees as a percent of sales resulted from DKB not utilizing independent distributors and a temporary decrease in the number of independent distributors in the current year quarter as discussed above.  The increase in the other line item as a percentage of sales was driven by higher legal costs, increased corporate overhead charges to the DSD Segment and higher marketing expense, largely related to the DKB brand.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Sixteen Weeks Ended
Line item component	April 23, 2016 % of sales	April 25, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.0	8.1	(0.1)
Freezer storage/rent	1.9	2.1	(0.2)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.9	4.0	0.9
Total	16.9	16.3	0.6

The increase in the other line item was mostly attributable to higher promotional spending related to the Alpine brand.  We expect these costs to moderate going forward.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to higher amortization expense related to the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

Income from Operations. The table below summarizes the percentage change in income from operations by segment:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(7.3)	(1.1)
Warehouse Segment	15.0	—
Unallocated corporate(1)	18.0
Consolidated	(1.4)	(0.5)

(1)	The corporate segment has no revenues.

The decrease in the DSD Segment income as a percent of sales was primarily driven by softer sales for core business, lower margins for DKB, higher legal costs and the Tuscaloosa, Alabama start-up costs, partially offset by lower ingredient costs as a percent of sales.  The Warehouse Segment income from operations as a percent of sales was consistent with prior year.  Sales increases and lower ingredient costs as a percent of sales were offset by lower margins for Alpine.  The favorable change in unallocated corporate expenses was primarily due to increased overhead charges to the segments in the current year.  In the prior year quarter, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense. The increase was related to higher average amounts outstanding under the company’s debt arrangements which increased interest expense and lower interest income due to decreases in distributor notes receivables outstanding.  We drew down on our credit facilities in the second half of fiscal 2015 to fund the DKB and Alpine acquisitions, as well as in the first quarter of fiscal 2016 for the ASR.

Income Taxes. The effective tax rate for the sixteen weeks ended April 23, 2016 was 35.7% compared to 35.4% in the first quarter of the prior year. The increase in the rate was primarily related to benefits for state tax incentives recognized in the income tax provision in 2015.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying production activities deduction.

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

Liquidity discussion for the sixteen weeks ended April 23, 2016 and April 25, 2015

Cash and cash equivalents were $11.5 million at April 23, 2016 as compared to $14.4 million at January 2, 2016. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash flow component	April 23, 2016	April 25, 2015	Change
Cash flows provided by operating activities	$120,707	$118,423	$2,284
Cash disbursed for investing activities	(22,102)	(25,332)	3,230
Cash disbursed for financing activities	(101,514)	(92,648)	(8,866)
Total change in cash	$(2,909)	$443	$(3,352)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015	Change
Depreciation and amortization	$43,467	$39,817	$3,650
Stock-based compensation	7,779	7,289	490
Loss reclassified from accumulated other comprehensive income to net income	1,782	2,504	(722)
Deferred income taxes	(2,387)	3,888	(6,275)
Provision for inventory obsolescence	449	377	72
Bad debt expense (allowance for accounts receivable)	1,785	481	1,304
Pension and postretirement plans income	(1,894)	(1,871)	(23)
Other non-cash items	(2,936)	(226)	(2,710)
Net non-cash adjustment to net income	$48,045	$52,259	$(4,214)

Net changes in working capital and pension contributions consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015	Change
Changes in accounts receivable, net	$(16,146)	$(22,686)	$6,540
Changes in inventories, net	(4,866)	(6,101)	1,235
Changes in hedging activities, net	11,646	(6,205)	17,851
Changes in other assets, net	8,591	4,936	3,655
Changes in accounts payable, net	11,162	30,523	(19,361)
Changes in other accrued liabilities, net	2,912	6,808	(3,896)
Qualified pension plan contributions	—	(2,500)	2,500
Net changes in working capital and pension contributions	$13,299	$4,775	$8,524

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, the tax shortfall at vesting of performance-contingent restricted stock awards and gains or losses on the sale of assets.

The changes in accounts receivable and inventories are described above and were due to sales increases. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, accrued interest and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at April 23, 2016. As of April 23, 2016 and January 2, 2016, the company had $7.3 million and $20.7 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

We do not expect to make any contributions to our qualified pension plans this fiscal year.  We expect to pay an additional $0.3 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2016.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

During the first quarter of fiscal 2016, the company paid $25.6 million, including our share of employment taxes and deferred compensation contributions, relating to its formula-driven, performance-based cash bonus program earned during fiscal 2015. An additional $0.4 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during the first quarter of fiscal 2016.  We paid $16.4 million during the first quarter of 2015 for the performance-based cash bonus program earned during fiscal 2014.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the sixteen weeks ended April 23, 2016 and April 25, 2015 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015	Change
Purchases of property, plant, and equipment	$(23,912)	$(19,983)	$(3,929)
Repurchase of independent distributor territories	(8,042)	(9,120)	1,078
Principal payments from notes receivable	8,322	7,847	475
Acquisition of intangible assets	—	(5,000)	5,000
Proceeds from sale of property, plant and equipment	1,530	924	606
Net cash disbursed for investing activities	$(22,102)	$(25,332)	$3,230

Capital expenditures for the DSD Segment and Warehouse Segment were $16.9 million and $3.7 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2016.  Net cash disbursed for investing activities in the first quarter of fiscal 2015 included the Roman Meal trademark acquisition of $5.0 million.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 23, 2016 and April 25, 2015 (amounts in thousands):

	For the Sixteen Weeks Ended
	April 23, 2016	April 25, 2015	Change
Dividends paid	$(31,237)	$(28,685)	$(2,552)
Exercise of stock options, including windfall tax benefit	1,324	4,122	(2,798)
Payment of debt issuance costs and financing fees	(605)	(483)	(122)
Stock repurchases, including accelerated stock repurchases	(126,297)	(6,858)	(119,439)
Change in bank overdrafts	(5,699)	(4,044)	(1,655)
Net debt and capital lease obligations changes	61,000	(56,700)	117,700
Net cash disbursed for financing activities	$(101,514)	$(92,648)	$(8,866)

Our dividends paid increased due to an increased dividend payout rate. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future, we will have additional working capital needs to meet these increased payouts.  Stock option exercises and the associated tax windfall benefit increased due to more exercises in the current fiscal year as compared to the same period in the prior year. As of April 23, 2016 there were nonqualified stock option grants of 4.3 million shares that were exercisable. These have a remaining contractual life of approximately 1.12 years and a weighted average exercise price of $10.97 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. The stock repurchase amount includes $18.0 million for shares that were not settled as of April 23, 2016.  Payments for debt issuance costs and financing fees increased because we incurred fees of $0.6 million related to the 2016 term loan, as described below. The change in bank overdraft was a function of our cash receipts at the end of fiscal 2015.  Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily because we drew down on our facilities to fund the ASR, net of the repayments on our new term loan and our credit facilities.

With the exception of the senior notes, our debt is variable rate debt, as described below.  In periods of rising interest rates the cost of using the credit facility will become more expensive and increase our interest expense.  The stated interest rate of the notes will not change. Therefore, draw downs on the credit facility provide us the greatest direct exposure to rising rates.  In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Condensed Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Borrowing Agreements

As disclosed in Note 9, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements, the company has outstanding debt consisting of our 2016 term loan, accounts receivable securitization facility (the “facility”), 2013 term loan, senior notes, and a credit facility.  The current portion payable over the next year for these obligations is $110.5 million.  The 2016 term loan, 2013 term loan, and senior notes have been fully drawn down and have no additional access to funds.  The facility and credit facility are generally used for short term liquidity needs and are discussed below.

As of April 23, 2016, $180.0 million was outstanding under the facility compared to $170.0 million outstanding as of January 2, 2016.  On April 23, 2016, the company had $0.3 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

At April 23, 2016 and January 2, 2016, there was $68.5 million and $160.0 million, respectively, outstanding under the credit facility.  The highest outstanding daily balance during the sixteen weeks ended April 23, 2016 was $244.2 million and the lowest outstanding balance was $60.0 million.  Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements.  During the sixteen weeks ended April 23, 2016, the company borrowed $919.0 million in revolving borrowings under the credit facility and repaid $1,011.0 million in revolving borrowings. The amount available under the credit facility is reduced by $15.7 million for letters of credit.  On April 23, 2016, the company had $415.8 million available under its credit facility for working capital and general corporate purposes.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 23, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under our debt agreements.

Uses of Cash

On February 19, 2016 the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on March 18, 2016 to shareholders of record on March 4, 2016. The dividend payment was $30.8 million.  Dividends of $0.4 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

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

In March 2016, the company entered into an accelerated share repurchase “(ASR”) agreement with Deutsche Bank AG to repurchase an aggregate of $120.0 million of the company’s common stock under the existing share repurchase program. During the sixteen weeks ended April 23, 2016, 6.0 million shares, at a cost of $108.3 million, of the company’s common stock were purchased under the plan.  This included share repurchases under the ASR of 5.6 million shares, at a cost of $102.0 million, and other share repurchases. From the inception of the plan through April 23, 2016, 66.8 million shares, at a cost of $612.4 million, have been purchased.  The company expects the remaining shares under the ASR to be settled by the end of the second quarter of fiscal 2016.

During the first quarter of fiscal 2016, the company paid $25.6 million, including our share of employment taxes and deferred compensation contributions, in performance-based cash awards under the company’s bonus plan.  An additional $0.4 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award were also paid during the first quarter.

Accounting Pronouncements Recently Adopted

See Note 3, Recently Adopted Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently adopted accounting pronouncements.

Accounting Pronouncements Not Yet Adopted

See Note 2, Recent Accounting Pronouncements Not Yet Adopted, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q regarding this information.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 23, 2016, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(8.6) million. Of this fair value, $(6.4) million is based on quoted market prices and $(2.2) million is based on models and other valuation methods. Nearly all of this fair value relates to instruments that will be utilized in fiscal 2016.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 23, 2016, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $11.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 23, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, the company is also defending 22 other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the varying stages of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

On March 16, 2016, the company announced that we entered into an accelerated share repurchase program (“ASR”) agreement to repurchase an aggregate of $120.0 million of the company’s common stock.  Under the terms of the ASR, the company purchased 5.6 million shares immediately.  The final number of shares repurchased will be based on the daily volume-weighted average stock price over the life of the transaction, less a negotiated discount. The company expects the remaining shares under the ASR to be settled by the end of the second quarter of fiscal 2016.

During the sixteen weeks ended April 23, 2016, 6.0 million shares, at a cost of $108.3 million, of the company’s common stock were purchased under the plan.  This included share repurchases under the ASR and other share repurchases.  From the inception of the plan through April 23, 2016, 66.8 million shares, at a cost of $612.4 million, have been purchased.

The following table sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
January 3, 2016 — January 30, 2016	—	—	—	13,682
January 31, 2016 — February 27, 2016	383	$16.43	383	13,299
February 29, 2016 — March 26, 2016	5,577	18.29	5,577	7,722
March 27, 2016 — April 23, 2016	—	—	—	7,722
Total	5,960	$18.17	5,960

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

Date: May 18, 2016

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

Exhibit			Name of Exhibit
No
10.3		—

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

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Flowers Foods, Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.5 to Flowers Foods' Quarterly Report on Form 10-Q, dated May 28, 2015, File No. 1-16247).

10.6		—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, the swingline lender and issuing lender (Incorporated by reference to Exhibit 10.3 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

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

10.8		—

First Amendment to Credit Agreement, dated as of February 14, 2014, by and among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 18, 2014, File No. 1-16247).

10.9		—

Second Amendment to Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.2 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.10		—

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

10.11		—

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

10.12		—

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

10.13		—

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

10.14		—

Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the lenders party thereto from time to time, Deutsche Bank Securities Inc., as lead arranger and bookrunner, Bank of America, N.A., Branch Banking and Trust Company, Coöperatieve Rabobank U.A., New York Branch, PNC Bank, Nationial Association and Wells Fargo Bank, National Association, as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

10.15	+	—

Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

Exhibit			Name of Exhibit
No
10.16	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.17	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.18	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.19	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.20	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.21	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.22	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.23	+	—

Flowers Foods, Inc. Change of Control Plan, dated as of February 23, 2012 (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated February 29, 2012, File No. 1-16247).

10.24	+	—

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

10.27	+	—

Form of 2015 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.24 to Flowers Foods’ Annual Report on Form 10-K, dated February 25, 2015, File No. 1-16247).

10.28	+	—

Form of 2016 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.25 to Flowers Foods’ Annual Report on Form 10-K, dated February 24, 2016, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 23, 2016.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Linkbase.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**

Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, which application has been granted. Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan or arrangement