Form 10-Q
period 2016-07-16
FLOWERS FOODS INC
filed 2016-08-10
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT AUGUST 5, 2016
Common Stock, $.01 par value	206,870,338

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended on January 2, 2016 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 16, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,592	$14,378
Accounts and notes receivable, net of allowances of $2,459 and $1,341, respectively	293,519	269,683
Inventories, net:
Raw materials	40,725	42,336
Packaging materials	23,446	21,853
Finished goods	48,185	46,988
Inventories, net	112,356	111,177
Spare parts and supplies	58,928	57,288
Other	35,877	47,782
Total current assets	512,272	500,308
Property, plant and equipment, net:
Property, plant and equipment, gross	1,902,564	1,881,264
Less: accumulated depreciation	(1,124,404)	(1,076,296)
Property, plant and equipment, net	778,160	804,968
Notes receivable	149,739	154,311
Assets held for sale	43,018	36,191
Other assets	7,672	7,881
Goodwill	464,926	464,926
Other intangible assets, net	862,073	875,466
Total assets	$2,817,860	$2,844,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$130,359	$74,685
Accounts payable	179,268	171,923
Other accrued liabilities	160,474	157,130
Total current liabilities	470,101	403,738
Long-term debt:
Total long-term debt and capital lease obligations	895,815	930,022
Other liabilities:
Post-retirement/post-employment obligations	129,061	76,541
Deferred taxes	126,733	146,462
Other long-term liabilities	43,360	44,206
Total other long-term liabilities	299,154	267,209
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 21,859,247 shares and 16,463,137 shares, respectively	(281,834)	(174,635)
Capital in excess of par value	638,327	636,501
Retained earnings	923,726	877,817
Accumulated other comprehensive loss	(127,628)	(96,800)
Total stockholders’ equity	1,152,790	1,243,082
Total liabilities and stockholders’ equity	$2,817,860	$2,844,051

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Sales	$935,025	$888,795	$2,139,377	$2,034,840
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	477,955	457,253	1,099,145	1,043,169
Selling, distribution and administrative expenses	338,396	318,758	782,935	742,532
Impairment of assets	—	2,275	—	2,275
Pension plan settlement loss	4,641	—	4,641	—
Depreciation and amortization	32,598	30,468	76,065	70,285
Income from operations	81,435	80,041	176,591	176,579
Interest expense	7,649	5,998	16,717	14,357
Interest income	(4,639)	(5,138)	(10,929)	(11,915)
Income before income taxes	78,425	79,181	170,803	174,137
Income tax expense	27,270	27,421	60,285	60,988
Net income	$51,155	$51,760	$110,518	$113,149
Net income per common share:
Basic:
Net income per common share	$0.25	$0.25	$0.53	$0.54
Weighted average shares outstanding	207,211	210,334	209,183	210,093
Diluted:
Net income per common share	$0.24	$0.24	$0.52	$0.53
Weighted average shares outstanding	209,014	212,872	211,230	212,798
Cash dividends paid per common share	$0.1600	$0.1450	$0.3050	$0.2775

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net income	$51,155	$51,760	$110,518	$113,149
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	2,854	—	2,854	—
Net gain (loss) for the period	(36,407)	—	(36,407)	—
Amortization of prior service cost (credit) included in net income	17	(67)	50	(156)
Amortization of actuarial loss included in net income	646	624	1,666	1,456
Pension and postretirement plans, net of tax	(32,890)	557	(31,837)	1,300
Derivative instruments:
Net change in fair value of derivatives	(3,525)	5,818	(937)	1,390
Loss reclassified to net income	803	1,251	1,946	2,838
Derivative instruments, net of tax	(2,722)	7,069	1,009	4,228
Other comprehensive income (loss), net of tax	(35,612)	7,626	(30,828)	5,528
Comprehensive income	$15,543	$59,386	$79,690	$118,677

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082
Net income				110,518				110,518
Derivative instruments, net of tax					1,009			1,009
Pension and postretirement plans, net of tax					(31,837)			(31,837)
Exercise of stock options			(1,555)			960,796	12,033	10,478
Amortization of share-based compensation awards			11,318					11,318
Issuance of deferred compensation			(81)			4,053	81	—
Tax effect related to share- based payment awards			(871)					(871)
Performance-contingent restricted stock awards issued (Note 13)			(4,449)			419,367	4,449	—
Issuance of deferred stock awards			(1,411)			111,868	1,411	—
Stock repurchases			(1,125)			(6,892,194)	(125,173)	(126,298)
Dividends paid on vested share-based payment awards				(579)				(579)
Dividends paid — $0.305 per common share				(64,030)				(64,030)
Balances at July 16, 2016	228,729,585	$199	$638,327	$923,726	$(127,628)	(21,859,247)	$(281,834)	$1,152,790

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$110,518	$113,149
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,306	10,808
Loss reclassified from accumulated other comprehensive income to net income	3,030	4,481
Depreciation and amortization	76,065	70,285
Deferred income taxes	(3,528)	6,346
Impairment of assets	—	2,275
Provision for inventory obsolescence	675	678
Allowances for accounts receivable	2,411	2,053
Pension and postretirement plans expense (income)	1,607	(3,275)
Other	(3,730)	(1,256)
Qualified pension plan contributions	—	(7,500)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(26,090)	(26,590)
Inventories, net	(1,854)	(6,589)
Hedging activities, net	1,040	463
Other assets	3,617	3,370
Accounts payable	7,912	30,063
Other accrued liabilities	10,878	17,173
NET CASH PROVIDED BY OPERATING ACTIVITIES	193,857	215,934
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,722)	(40,573)
Proceeds from sale of property, plant and equipment	1,965	10,008
Repurchase of independent distributor territories	(10,930)	(11,428)
Principal payments from notes receivable	13,939	13,624
Acquisition of intangible assets	—	(5,000)
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(36,748)	(33,369)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(64,609)	(59,181)
Exercise of stock options	10,478	2,795
Excess windfall tax benefit related to share-based payment awards	2,126	2,301
Payments for financing fees	(624)	(486)
Stock repurchases, including accelerated stock repurchases	(126,298)	(6,858)
Change in bank overdrafts	(4,718)	(14,115)
Proceeds from debt borrowings	1,359,100	401,000
Debt and capital lease obligation payments	(1,335,350)	(469,000)
NET CASH DISBURSED FOR FINANCING ACTIVITIES	(159,895)	(143,544)
Net (decrease) increase in cash and cash equivalents	(2,786)	39,021
Cash and cash equivalents at beginning of period	14,378	7,523
Cash and cash equivalents at end of period	$11,592	$46,544

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2016 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2016 (sixteen weeks), second quarter ended July 16, 2016 (twelve weeks), third quarter ending October 8, 2016 (twelve weeks) and fourth quarter ending December 31, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 bakeries that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment (16% of total year to date sales) currently operates ten bakeries that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The Warehouse Segment also operates one baking ingredient mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
	(% of Sales)		(% of Sales)
DSD Segment	17.6	17.2	16.9	17.0
Warehouse Segment	2.6	2.5	2.7	2.5
Total	20.2	19.7	19.6	19.5

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 20.7% and 18.9%, on a consolidated basis, as of July 16, 2016 and January 2, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended July 16, 2016 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the initial guidance to update certain narrow scopes within the revenue recognition guidance.  Early application is permitted, but not before January 1, 2017.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the standards in retained earnings at the date of initial application.  An entity will not restate prior periods if uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes.  The company intends to adopt the updated standard in the first quarter of fiscal 2018.  The company is currently evaluating the impact that implementing this standard will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

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

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company is evaluating the potential impact of this guidance on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  The company is evaluating the potential impact of this guidance on our Condensed Consolidated Financial Statements and the timing of when we will adopt the guidance.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  This guidance was adopted as of January 3, 2016 (the first day of our fiscal 2016) with application of the provisions retrospectively.  Debt issuance costs associated with line-of-credit arrangements is not addressed by this guidance.  The company’s accounts receivable securitization facility and credit facility, discussed in Note 9, Debt and Other Obligations, are excluded from this guidance and are still presented as other long-term assets in the Condensed Consolidated Balance Sheet.  As a result of adopting this standard, the debt issuance costs of our other debt obligations were reclassified as a reduction to the carrying amount of the debt liability for the Condensed Consolidated Balance Sheets as of July 16, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $3.9 million decrease to other non-current assets and to total long-term debt and capital lease obligations.

In November 2015, the FASB issued guidance that requires entities to report deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The company adopted this standard for the annual period beginning on January 3, 2016 (the first day of our fiscal 2016) and applied it retrospectively.  As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent for the Condensed Consolidated Balance Sheets as of July 16, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $37.2 million decrease in the current deferred income tax asset balance and in the long-term deferred income tax liability balance.

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

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This guidance also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for our fiscal 2016.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Condensed Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  The adoption of this guidance had no impact on the company during the twenty-eight weeks ended July 16, 2016.

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

The following table summarizes the consideration paid for Alpine based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets, property, plant and equipment, and certain financial assets and taxes are still under review.  We will continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed until the fourth quarter of our fiscal 2016 when the allocation will be final (amounts in thousands):

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

The following table summarizes the consideration paid for DKB based on the fair value at the acquisition date.  This table is based on preliminary valuations for the assets acquired and liabilities assumed.  The identifiable intangible assets, property, plant and equipment, and certain financial assets and taxes are still under review.  We will also continue reviewing the final recognized amounts of identifiable assets acquired and liabilities assumed until the third quarter of our fiscal 2016 when the allocation will be final (amounts in thousands):

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

During the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 16, 2016	July 18, 2015	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(57)	$(57)	Interest expense
Commodity contracts	(1,248)	(1,977)	Cost of sales, Note 3
Total before tax	(1,305)	(2,034)	Total before tax
Tax benefit	502	783	Tax benefit
Total net of tax	(803)	(1,251)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(27)	108	Note 1
Settlement loss	(4,641)	—	Note 1
Actuarial losses	(1,050)	(1,014)	Note 1
Total before tax	(5,718)	(906)	Total before tax
Tax benefit	2,201	349	Tax benefit
Total net of tax	(3,517)	(557)	Net of tax
Total reclassifications	$(4,320)	$(1,808)	Net of tax

	Amount Reclassified from AOCI
	For the Twenty-Eight Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	July 16, 2016	July 18, 2015	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(135)	$(135)	Interest expense
Commodity contracts	(3,030)	(4,481)	Cost of sales, Note 3
Total before tax	(3,165)	(4,616)	Total before tax
Tax benefit	1,219	1,778	Tax benefit
Total net of tax	(1,946)	(2,838)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(81)	252	Note 1
Settlement loss	(4,641)	—	Note 1
Actuarial losses	(2,708)	(2,366)	Note 1
Total before tax	(7,430)	(2,114)	Total before tax
Tax benefit	2,860	814	Tax benefit
Total net of tax	(4,570)	(1,300)	Net of tax
Total reclassifications	$(6,516)	$(4,138)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-eight weeks ended July 16, 2016, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	(937)	(36,407)	(37,344)
Reclassified to earnings from accumulated other comprehensive loss	1,946	4,570	6,516
Accumulated other comprehensive loss, July 16, 2016	$(9,181)	$(118,447)	$(127,628)

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

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015
Gross loss reclassified from AOCI into income	$3,030	$4,481
Tax benefit	(1,167)	(1,725)
Net of tax	$1,863	$2,756

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at July 16, 2016 and January 2, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	July 16, 2016	January 2, 2016
Goodwill	$464,926	$464,926
Amortizable intangible assets, net of amortization	448,073	461,466
Indefinite-lived intangible assets	414,000	414,000
Total goodwill and other intangible assets	$1,326,999	$1,340,392

There were no changes in the carrying amount of goodwill, by segment, since January 2, 2016.

As of July 16, 2016 and January 2, 2016, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	July 16, 2016			January 2, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$246,327	$21,855	$224,472	$246,327	$18,037	$228,290
Customer relationships	281,621	60,593	221,028	281,621	51,650	229,971
Non-compete agreements	4,874	4,528	346	4,874	4,043	831
Distributor relationships	4,123	1,896	2,227	4,123	1,749	2,374
Total	$536,945	$88,872	$448,073	$536,945	$75,479	$461,466

Aggregate amortization expense for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended July 16, 2016	$5,740
For the twelve weeks ended July 18, 2015	$2,710
For the twenty-eight weeks ended July 16, 2016	$13,393
For the twenty-eight weeks ended July 18, 2015	$6,285

There are $414.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at July 16, 2016 and January 2, 2016. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis, or on interim basis if the facts and circumstances change, to determine if the trademarks are realizing the expected economic benefits.

During the fourth quarter of our fiscal 2015, we reviewed our long-term strategy for all of our organic bread brands due to the acquisitions of the DKB and Alpine organic brands in our third and fourth quarter, respectively, of fiscal 2015.  We previously acquired the Barowsky’s brand, which included certain organic products, in fiscal 2012.  We originally intended to distribute that brand nationally throughout the territories in our DSD Segment.  As a result of our strategic review, the DKB brand will be distributed through our DSD Segment and the Alpine brand will be distributed through our Warehouse Segment.  Accordingly, the Barowsky’s brand will remain primarily a regional bread brand for the northeast.  Since the Barowsky’s brand will not be used as originally intended, we examined the indefinite-life assignment and determined that it is appropriate to begin amortizing this brand.  Beginning in our fourth quarter of fiscal 2015 the Barowsky’s brand began being amortized over a 35 year straight-line attribution period.  Because this change in strategy still reflects that the estimated fair value exceeds the carrying value, an impairment charge was not applicable.  We continue to monitor this and all of our finite-lived intangible assets for changes in the facts and circumstances that could impact the fair value.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2016	$11,100
2017	$23,578
2018	$22,878
2019	$22,385
2020	$21,893

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,675 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended July 16, 2016	$4,639
For the twelve weeks ended July 18, 2015	$5,138
For the twenty-eight weeks ended July 16, 2016	$10,929
For the twenty-eight weeks ended July 18, 2015	$11,915

At July 16, 2016, January 2, 2016, and July 18, 2015 respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	July 16, 2016	January 2, 2016	July 18, 2015
Distributor notes receivable	$170,489	$174,904	$185,552
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,750	20,593	20,699
Long-term portion of distributor notes receivable	$149,739	$154,311	$164,853

At July 16, 2016 and January 2, 2016, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at July 16, 2016 approximates the recorded value. The fair value of the ten-year 4.375% senior notes (“notes”) issued on April 3, 2012, as discussed in Note 9, Debt and Other Obligations below, is approximately $435.9 million while the carrying value is $397.2 million on July 16, 2016. The fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation.

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

As of July 16, 2016, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$—	$—	$—	$—
Other long-term	273	—	—	273
Total	273	—	—	273

Liabilities:
Other current	(12,232)	(1,016)	—	(13,248)
Other long-term	—	—	—	—
Total	(12,232)	(1,016)	—	(13,248)
Net Fair Value	$(11,959)	$(1,016)	$—	$(12,975)

As of January 2, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(11,926)	$(2,941)	$—	$(14,867)
Other long-term	(20)	—	—	(20)
Total	(11,946)	(2,941)	—	(14,887)
Net Fair Value	$(11,946)	$(2,941)	$—	$(14,887)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2017. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at July 16, 2016 and January 2, 2016 qualified for hedge accounting.

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

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	July 16, 2016		January 2, 2016		July 16, 2016		January 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$—	Other current liabilities	$13,248	Other current liabilities	$14,867
Commodity contracts	Other long term assets	$273	Other long term assets	—	Other long-term liabilities	—	Other long-term liabilities	20
Total		$273		$—		$13,248		$14,887

Derivative AOCI transactions

The company has the following derivative instruments located on the Condensed Consolidated Statements of Income, utilized for risk management purposes (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships (2)	July 16, 2016	July 18, 2015	into Income (Effective Portion)(2)	July 16, 2016	July 18, 2015
Interest rate contracts	$—	$—	Interest (expense) income	$(35)	$(35)
Commodity contracts	3,525	(5,818)	Production costs(1)	(768)	(1,216)
Total	$3,525	$(5,818)		$(803)	$(1,251)

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of Gain or (Loss)	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twenty-Eight Weeks Ended		Reclassified from AOCI	For the Twenty-Eight Weeks Ended
Hedge Relationships (2)	July 16, 2016	July 18, 2015	into Income (Effective Portion)(2)	July 16, 2016	July 18, 2015
Interest rate contracts	$—	$—	Interest (expense) income	$(82)	$(82)
Commodity contracts	937	(1,390)	Production costs(1)	(1,864)	(2,756)
Total	$937	$(1,390)		$(1,946)	$(2,838)

1.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).
2.	Amounts in parentheses indicate debits to determine net income.

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively.

The balance in accumulated other comprehensive loss related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the following years are as follows (amounts in thousands and net of tax) at July 16, 2016:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$320	$882	$1,202
Expiring in 2016	5,597	—	5,597
Expiring in 2017	2,382	—	2,382
Total	$8,299	$882	$9,181

Derivative Transactions Notional Amounts

As of July 16, 2016, the company had the following outstanding financial contracts that were entered to hedge commodity and interest rate risk (amounts in thousands):

Notional amount
Wheat contracts	$85,960
Soybean oil contracts	6,607
Natural gas contracts	6,632
Total	$99,199

The company’s derivative instruments contain no credit-risk related contingent features at July 16, 2016.  As of July 16, 2016 and January 2, 2016, the company had $16.7 million and $20.7 million, respectively, in other current assets representing collateral for hedged positions.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at July 16, 2016 and January 2, 2016 (amounts in thousands):

	July 16, 2016	January 2, 2016
Unsecured credit facility	$32,500	$160,000
Unsecured 2013 term loan	223,614	238,515
Unsecured 2016 term loan	145,629	—
4.375% senior notes due 2022	397,235	396,975
Accounts receivable securitization	190,000	170,000
Capital lease obligations	18,001	20,228
Other notes payable	19,195	18,989
	1,026,174	1,004,707
Current maturities of long-term debt and capital lease obligations	130,359	74,685
Total long-term debt and capital lease obligations	$895,815	$930,022

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of July 16, 2016 and January 2, 2016, the bank overdraft balance was $13.3 million and $18.0 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $15.3 million and $16.9 million at July 16, 2016 and January 2, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

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

The 2016 term loan amortizes in quarterly installments based on an increasing annual percentage.  The first payment was due and payable on June 30, 2016 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date.  The table below presents the principal payment amounts remaining under the 2016 term loan as of July 16, 2016 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2016	$7,500
2017	$15,000
2018	$15,000
2019	$31,875
2020	$60,000
2021	$16,875

Voluntary prepayments on the 2016 term loan may be made without premium or penalty. Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate loans and from 0.75% to 2.25% for Eurodollar loans, and is based on the company’s leverage ratio. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $0.6 million in connection with the 2016 term loan, which are being amortized over the life of the 2016 term loan. The 2016 term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. As of July 16, 2016, the company was in compliance with all restrictive covenants under the 2016 term loan.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification.  Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $190.0 million outstanding under the facility as of July 16, 2016. There was $170.0 million outstanding under the facility as of January 2, 2016.  As of July 16, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the facility. On July 16, 2016, the company had $6.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

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

The 2013 term loan amortizes in quarterly installments based on an increasing annual percentage. The first payment was due and payable on June 30, 2013 (the last business day of the first calendar quarter ending after the borrowing date), quarterly payments are due on the last business day of each successive calendar quarter and all remaining outstanding principal is due and payable on the fifth anniversary of the borrowing date. Voluntary prepayments on the 2013 term loan may be made without premium or penalty. The table below presents the principal payment amounts remaining under the 2013 term loan as of July 16, 2016 (amounts in thousands):

Fiscal Year	Payments
Remainder of 2016	$52,500
2017	$112,500
2018	$60,000

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

The April 19, 2016 amendment also reduced the applicable interest rate by reducing the applicable margin for base rate loans to a range of 0.00% to 1.25% and the Eurodollar rate loans to 0.75% to 2.25%, in each case, based on the company’s leverage ratio.  Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. Interest on base rate loans is payable quarterly in arrears on the last business day of each calendar quarter. Interest on Eurodollar loans is payable in arrears at the end of the interest period and every three months in the case of interest periods in excess of three months. The company paid financing costs of $1.7 million in connection with the execution of the 2013 term loan, which are being amortized over the life of the 2013 term loan. A commitment fee of 20 basis points on the daily undrawn portion of the lenders’

commitments commenced on May 1, 2013 and continued until the borrowing date, when the company borrowed the available $300.0 million for the acquisition of certain Hostess Brands, Inc. bread assets. The 2013 term loan is subject to customary restrictive covenants, including certain limitations on liens and significant acquisitions and financial covenants regarding minimum interest coverage ratio and maximum leverage ratio. The February 14, 2014 amendment cost $0.3 million and is being amortized over the remaining term. As of July 16, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the 2013 term loan.

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

The face value of the notes is $400.0 million and the current debt issuance costs and debt discount on the notes is $2.8 million. The company paid issuance costs (including underwriting fees and legal fees) on the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of July 16, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement, makes certain terms of the existing agreement consistent with the terms of the 2016 term loan, and amends the terms to permit the indebtedness to be incurred under the 2016 term loan.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of July 16, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the credit facility.

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

The highest outstanding daily balance during the twenty-eight weeks ended July 16, 2016 was $244.2 million and the lowest outstanding balance was $10.0 million. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. During the twenty-eight weeks ended July 16, 2016, the company borrowed $1,158.1 million in revolving borrowings under the credit facility and repaid $1,285.6 million in revolving borrowings. The amount available under the credit facility is reduced by $15.3 million for letters of credit. On July 16, 2016, the company had $452.2 million available under its credit facility for working capital and general corporate purposes.

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

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of July 16, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2016	$64,958
2017	327,194
2018	84,960
2019	40,318
2020	95,618
2021 and thereafter	418,703
Total	$1,031,751

The company adopted guidance, as discussed in Note 3, Recently Adopted Accounting Pronouncements, that requires debt issuances costs be presented in the balance sheet as a direct reduction from the carrying amount of the liability.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at July 16, 2016 (amounts in thousands):

		Debt issuance and
	Face Value	debt discount	Net carrying value
Unsecured 2013 term loan	$225,000	$1,386	$223,614
Unsecured 2016 term loan	146,250	621	145,629
Other notes payable	20,000	805	19,195
4.375% senior notes due 2022	400,000	2,765	397,235
Total	$791,250	$5,577	$785,673

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

10. VARIABLE INTEREST ENTITIES

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of July 16, 2016 and January 2, 2016, there was $18.0 million and $20.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

The company typically finances the IDs’ acquisition of the distribution rights and also enters into a contract with the ID to sell product at a discount for distribution in the IDs’ territory covered by their distribution rights. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available. As of July 16, 2016 and January 2, 2016, there was $67.0 million and $50.8 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

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

At this time, the company is also defending 23 other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the varying stages of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net income	$51,155	$51,760	$110,518	$113,149
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,211	210,334	209,183	210,093
Basic earnings per common share	$0.25	$0.25	$0.53	$0.54
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,211	210,334	209,183	210,093
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,803	2,538	2,047	2,705
Diluted weighted average shares outstanding for common stock	209,014	212,872	211,230	212,798
Diluted earnings per common share	$0.24	$0.24	$0.52	$0.53

There were no anti-dilutive shares during the twelve and twenty-eight weeks ended July 16, 2016.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on July 16, 2016.

The stock option activity for the twenty-eight weeks ended July 16, 2016 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2016	4,353	$10.97
Exercised	(961)	$10.91
Outstanding at July 16, 2016	3,392	$10.99	1.00	$26,471
Exercisable at July 16, 2016	3,392	$10.99	1.00	$26,471

As of July 16, 2016, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 were as follows (amounts in thousands):

	July 16, 2016	July 18, 2015
Cash received from option exercises	$10,478	$2,795
Cash tax windfall, net	$2,020	$841
Intrinsic value of stock options exercised	$7,500	$2,807

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

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2015 award is being expensed at 110% of ROI Target and the 2016 award is being expensed at 100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Vesting date	2/21/2018	3/1/2017
Fair value per share	$21.49	$19.14

Performance-Contingent Restricted Stock (2014 Grant)

In connection with the vesting of the performance-contingent restricted stock granted in January 2014, during the twenty-eight weeks ended July 16, 2016, 248,872 common shares available for this grant were reduced because the company attained only 27% of the S&P TSR target of the grant (“TSR modifier”). An additional 13,637 common shares were reduced because the company attained 96% of the ROI Target (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.4 million. The tax shortfall at vesting of these awards was $2.9 million.

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the twenty-eight weeks ended July 16, 2016, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2016	1,349	$21.26
Initial grant at target	801	$22.83
Grant reduction for not achieving the ROIC modifier	(14)	$21.47
Grant reduction for not achieving the TSR modifier	(249)	$23.97
Vested	(312)	$22.02
Forfeited	(12)	$23.72
Nonvested shares at July 16, 2016	1,563	$21.53

As of July 16, 2016, there was $18.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.36 years. The total intrinsic value of shares vested during the period ended July 16, 2016 was $7.2 million.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two-year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2016, non-employee directors deferred an aggregate of 19,040 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During fiscal 2016, non-employee directors were granted an aggregate of 76,274 common shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.

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

The deferred stock activity for the twenty-eight weeks ended July 16, 2016 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 2, 2016	126	$21.89
Vested	(72)	$21.59
Granted	95	$19.30
Nonvested shares at July 16, 2016	149	$20.39	0.83	$1,335

As of July 16, 2016, there was $1.7 million of total unrecognized compensation cost related to deferred stock awards granted under the Ominbus Plan that will be recognized over a weighted-average period of 0.83 years.  The total intrinsic value of shares vested during the period ended July 16, 2016 was less than $1.3 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and were exercisable over nine years. The company recorded compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.  All remaining shares outstanding at January 2, 2016 were exercised during the twenty-eight weeks ended July 16, 2016.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Performance-contingent restricted stock awards	$2,998	$3,089	$10,115	$9,646
Deferred and restricted stock	529	469	1,203	1,110
Stock appreciation rights	—	(39)	(12)	52
Total stock based compensation	$3,527	$3,519	$11,306	$10,808

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at July 16, 2016 as compared to accounts at January 2, 2016 (amounts in thousands):

	July 16, 2016	January 2, 2016
Current benefit liability	$1,118	$1,118
Noncurrent benefit liability	$129,061	$76,541
Accumulated other comprehensive loss, net of tax	$118,447	$86,610

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost. Since the lump sums paid or expected to be paid in 2016 exceed that threshold, the company recognized a settlement charge of $4.6 million in the second quarter. An additional settlement charge may be recognized in the third and fourth quarter. The amount of those charges will depend on the amount settled and the plan’s unrecognized net gain or loss at the end of each quarter.

The company used a measurement date of December 31, 2015 for the defined benefit and post-retirement benefit plans described below (excluding Plan No. 1 which has a measurement date of June 30, 2016 due to the settlement). We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2015 and our fiscal year end date of January 2, 2016 was not material and that for practical purposes the measurement date of December 31, 2015 was used throughout for preparation of our financial statements.

We do not anticipate making contributions to our qualified pension plans during fiscal 2016.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Service cost	$192	$201	$447	$470
Interest cost	2,884	4,155	7,417	9,694
Expected return on plan assets	(5,457)	(6,840)	(14,069)	(15,961)
Settlement loss	4,641	—	4,641	—
Amortization of prior service cost	76	—	195	—
Amortization of net loss	1,155	1,149	2,953	2,681
Total net periodic benefit (income) cost	$3,491	$(1,335)	$1,584	$(3,116)

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Service cost	$93	$93	$216	$215
Interest cost	71	82	166	194
Amortization of prior service credit	(49)	(108)	(114)	(252)
Amortization of net gain	(105)	(135)	(245)	(315)
Total net periodic benefit (income) cost	$10	$(68)	$23	$(158)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the twenty-eight weeks ended July 16, 2016 and July 18, 2015, the total cost and employer contributions were $15.8 million and $14.5 million, respectively.  During the twelve weeks ended July 16, 2016 and July 18, 2015, the total cost and employer contributions were $6.5 million and $6.0 million, respectively.

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods 401(k) Retirement Savings Plan during the twenty-eight weeks ended July 16, 2016.

15. INCOME TAXES

The company’s effective tax rate for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 was 35.3% and 35.0%, respectively.  The increase in the rate from the prior year is primarily due to greater benefits for state tax incentives in 2015.  During the twenty-eight weeks ended July 16, 2016, the primary differences in the effective rate and the statutory rate are state income taxes and the Section 199 qualifying production activities deduction.

During the twenty-eight weeks ended July 16, 2016, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company early adopted guidance discussed in Note 3, Recently Adopted Accounting Pronouncements, and retrospectively adjusted our current deferred income tax asset balance of $37.2 million at January 2, 2016 to the long-term deferred income tax liability balance.  The Condensed Consolidated Balance Sheet at July 16, 2016 reflects this change.

The Internal Revenue Service (“IRS”) completed the audit of fiscal years 2012, 2013, and 2014 during the first quarter of our fiscal 2016.  The results of the audit were insignificant and the company is no longer subject to federal examination for years prior to 2015 and, with limited exceptions, for years prior to 2012 in state jurisdictions.

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

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Sales:
DSD Segment	$799,890	$765,822	$1,818,238	$1,752,391
Warehouse Segment	184,887	167,012	433,092	391,746
Eliminations:
Sales from Warehouse Segment to DSD Segment	(35,629)	(30,186)	(78,485)	(75,038)
Sales from DSD Segment to Warehouse Segment	(14,123)	(13,853)	(33,468)	(34,259)
	$935,025	$888,795	$2,139,377	$2,034,840
Depreciation and amortization:
DSD Segment	$27,980	$26,995	$65,054	$62,175
Warehouse Segment	4,599	3,591	10,877	8,371
Unallocated corporate costs(1)	19	(118)	134	(261)
	$32,598	$30,468	$76,065	$70,285
Income (loss) from operations:
DSD Segment	$80,135	$78,071	$172,084	$177,265
Warehouse Segment	15,710	13,976	34,451	30,274
Unallocated corporate costs(1)	(14,410)	(12,006)	(29,944)	(30,960)
	$81,435	$80,041	$176,591	$176,579
Interest expense	$(7,649)	$(5,998)	$(16,717)	$(14,357)
Interest income	$4,639	$5,138	$10,929	$11,915
Income before income taxes	$78,425	$79,181	$170,803	$174,137

(1)	Represents costs allocated to the company’s corporate head office.

Sales by product category in each reportable segment are as follows for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015 (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	July 16, 2016			July 18, 2015
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$508,066	$40,020	$548,086	$473,111	$31,122	$504,233
Store Branded Retail	116,463	29,286	145,749	116,597	26,241	142,838
Non-retail and Other	161,238	79,952	241,190	162,261	79,463	241,724
Total	$785,767	$149,258	$935,025	$751,969	$136,826	$888,795

	For the Twenty-Eight Weeks Ended			For the Twenty-Eight Weeks Ended
	July 16, 2016			July 18, 2015
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,149,695	$98,287	$1,247,982	$1,083,846	$70,756	$1,154,602
Store Branded Retail	249,434	67,547	316,981	249,765	61,536	311,301
Non-retail and Other	385,641	188,773	574,414	384,521	184,416	568,937
Total	$1,784,770	$354,607	$2,139,377	$1,718,132	$316,708	$2,034,840

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

The company is also selling certain plants and depots that it acquired in July 2013 from Hostess Brands, Inc., which initially included 20 closed bakeries and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots do not meet our long-term operating strategy, and we are actively marketing them for sale. Since the acquisition, the company has sold ten plants and 19 depots through July 16, 2016.  Three of the plants have been opened, three of the plants are currently reported as held for sale and four of the plants are under review for future use.  There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

Additional assets recorded in assets held for sale are for property, plant and equipment, exclusive of the assets acquired as part of the Acquired Hostess Bread Assets discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of July 16, 2016 and January 2, 2016, respectively (amounts in thousands):

	July 16, 2016	January 2, 2016
Distributor territories	$32,290	$28,325
Acquired Hostess Bread Assets plants and depots	5,577	3,082
Other	5,151	4,784
Total assets held for sale	$43,018	$36,191

18. ACCELERATED SHARE REPURCHASE PROGRAM

On March 16, 2016, the company announced that we entered into an accelerated share repurchase program (“ASR”) agreement to repurchase an aggregate of $120.0 million of the company’s common stock.  Under the terms of the ASR, the company paid $120.0 million in cash and received an initial delivery of 5.6 million shares immediately.  The final number of shares repurchased was based on the daily volume-weighted average stock price over the life of the transaction, less a negotiated discount.  During the second quarter of fiscal 2016, a total of 0.9 million shares were issued to the company at the time of final settlement.  The ASR met all applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.  Shares repurchased under the ASR were added to our treasury shares.  The company funded the ASR with borrowings on its credit facility and cash on hand.

During the twenty-eight weeks ended July 16, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were repurchased (and settled) under an authorized share repurchase plan and the ASR.  From the inception of the plan through July 16, 2016, 67.8 million shares, at a cost of $630.4 million, have been repurchased.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since July 16, 2016, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the item discussed below.

On August 9, 2016, the U.S. Department of Labor notified the company that it has been scheduled for a compliance review under the Fair Labor Standards Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and twenty-eight weeks ended July 16, 2016 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Form 10-K”).

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

•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in our condensed consolidated financial statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

There were several significant events that will provide additional context while reading this discussion. These events include:

•

Enterprise-wide business and operational review — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Through this review, the company is reviewing and evaluating opportunities to streamline our operations, drive efficiencies and invest in strategic capabilities that strengthen our competitive position and drive revenue growth. Consulting costs associated with the project are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statement of Income and we anticipate continued costs in subsequent quarters.

•

Pension risk mitigation plan — In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Lump sum distributions paid during the twenty-eight weeks ended July 16, 2016 along with anticipated additional lump sum payments in the remainder of fiscal 2016, triggered a settlement charge of $4.6 million.  We expect additional settlement charges to be recorded in subsequent quarters as eligible plan participants elect the lump sum payment option.  See Note 14, Post-retirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

•

Nationwide launch of Dave’s Killer Bread brand — On April 25, 2016, the beginning of the second quarter of fiscal 2016, we began the national rollout of our organic, non-GMO Dave’s Killer Bread brand on our direct-store-delivery (“DSD”) network.  As of July 16, 2016, the rollout was substantially complete as we have introduced the Dave’s Killer Bread products to approximately 9,000 stores within our DSD geographic footprint.

•

Conversion of our Tuscaloosa, Alabama bakery to organic production — At the end of the first quarter of fiscal 2016, we completed the conversion of our Tuscaloosa, Alabama bakery to an all-organic production facility.  We incurred start-up costs related to the conversion of approximately $2.5 million of which $0.3 million is included in depreciation and amortization expense and the remainder is included in materials, supplies, labor and other production costs in our Condensed Consolidated Statement of Income for the twenty-eight weeks ended July 16, 2016.  The bakery began producing for the market at the beginning of the second quarter of fiscal 2016.

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

•

Accelerated Share Repurchase agreement— On March 16, 2016, we announced that we entered into an accelerated share repurchase (“ASR”) agreement to repurchase an aggregate of $120.0 million of our common stock. Under the terms of the ASR, the company purchased 5.6 million shares immediately.  The remainder of the shares under the ASR of 0.9 million were settled during the second quarter of fiscal 2016.  The ASR was funded with borrowings from our existing credit facilities and cash on hand.

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are purchased or consumed — whether in retail or foodservice channels.  The company currently has 49 operating bakeries in 18 states that produce a wide range of breads, buns, rolls, snack cakes and tortillas.

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

The company has invested significant capital in its bakeries for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. During the twenty-eight weeks ended July 16, 2016, we had capital expenditures of $41.7 million.

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

On September 12, 2015, we completed the DKB acquisition, which includes a full product line of super premium whole-grain 100% organic and non-GMO bakery products sold under the Dave’s Killer Bread label, the leading organic bread brand in the U.S.  During the second quarter of fiscal 2016, we began the national rollout of the Dave’s Killer Bread brand on our DSD network.  As of July 16, 2016, the rollout was substantially complete as we have introduced the Dave’s Killer Bread products to approximately 9,000 stores within our DSD geographic footprint.

On July 19, 2013, we completed the acquisition of the Acquired Hostess Bread Assets which included the Wonder, Home Pride, Merita and Butternut bread brands, 20 closed bakeries and 36 depots.  These bread brands were taken off the market when Hostess Brands, Inc. ceased operations in November 2012.  Late in the third quarter of fiscal 2013, we began reintroducing these brands to the marketplace within our DSD Segment.  We are continuing to reintroduce these brands as we expand into new markets.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the twelve weeks ended July 16, 2016 increased 5.2% as compared to the same period in the prior year. This increase was due to both the DKB and Alpine acquisition contribution.

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

Valuation of Indefinite-Lived Intangible Assets

The company evaluates the recoverability of our indefinite-lived intangible assets that are not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired.  In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life.  The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.  There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks.  Based on management’s evaluation, no impairment charges relating to intangible assets were recorded during the twenty-eight weeks ended July 16, 2016.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended July 16, 2016 and July 18, 2015, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015	Dollars	%
Sales
DSD Segment	$785,767	$751,969	84.0	84.6	$33,798	4.5
Warehouse Segment	149,258	136,826	16.0	15.4	12,432	9.1
Total	$935,025	$888,795	100.0	100.0	$46,230	5.2
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$373,520	$359,999	47.5	47.9	$13,521	3.8
Warehouse Segment(1)	104,435	97,254	70.0	71.1	7,181	7.4
Total	$477,955	$457,253	51.1	51.4	$20,702	4.5
Selling, distribution and administrative expenses
DSD Segment(1)	$304,132	$284,629	38.7	37.9	$19,503	6.9
Warehouse Segment(1)	24,514	22,005	16.4	16.1	2,509	11.4
Corporate(2)	9,750	12,124	—	—	(2,374)	(19.6)
Total	$338,396	$318,758	36.2	35.9	$19,638	6.2
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	4,641	—	—	—	4,641	—
Total	$4,641	$—	0.5	—	$4,641	NM
Impairment of assets
DSD Segment(1)	$—	$2,275	—	0.3	$(2,275)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$—	$2,275	—	0.3	$(2,275)	NM
Depreciation and amortization
DSD Segment(1)	$27,980	$26,995	3.6	3.6	$985	3.6
Warehouse Segment(1)	4,599	3,591	3.1	2.6	1,008	28.1
Corporate(2)	19	(118)	—	—	137	NM
Total	$32,598	$30,468	3.5	3.4	$2,130	7.0
Income from operations
DSD Segment(1)	$80,135	$78,071	10.2	10.4	$2,064	2.6
Warehouse Segment(1)	15,710	13,976	10.5	10.2	1,734	12.4
Corporate(2)	(14,410)	(12,006)	—	—	(2,404)	(20.0)
Total	$81,435	$80,041	8.7	9.0	$1,394	1.7
Interest expense, net	$3,010	$860	0.3	0.1	$2,150	250.0
Income taxes	$27,270	$27,421	2.9	3.1	$(151)	(0.6)
Net income	$51,155	$51,760	5.5	5.8	$(605)	(1.2)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twenty-eight weeks ended July 16, 2016 and July 18, 2015, are set forth below (dollars in thousands):

	For the Twenty-Eight Weeks Ended
			Percentage of Sales		Increase (Decrease)
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015	Dollars	%
Sales
DSD Segment	$1,784,770	$1,718,132	83.4	84.4	$66,638	3.9
Warehouse Segment	354,607	316,708	16.6	15.6	37,899	12.0
Total	$2,139,377	$2,034,840	100.0	100.0	$104,537	5.1
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$849,065	$816,413	47.6	47.5	$32,652	4.0
Warehouse Segment (1)	250,080	226,756	70.5	71.6	23,324	10.3
Total	$1,099,145	$1,043,169	51.4	51.3	$55,976	5.4
Selling, distribution and administrative expenses
DSD Segment (1)	$698,567	$660,004	39.1	38.4	$38,563	5.8
Warehouse Segment(1)	59,199	51,307	16.7	16.2	7,892	15.4
Corporate(2)	25,169	31,221	—	—	(6,052)	(19.4)
Total	$782,935	$742,532	36.6	36.5	$40,403	5.4
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	4,641	—	—	—	4,641	—
Total	$4,641	$—	0.2	—	$4,641	NM
Impairment of assets
DSD Segment(1)	$—	$2,275	—	0.1	$(2,275)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$—	$2,275	—	0.1	$(2,275)	NM
Depreciation and amortization
DSD Segment(1)	$65,054	$62,175	3.6	3.6	$2,879	4.6
Warehouse Segment(1)	10,877	8,371	3.1	2.6	2,506	29.9
Corporate(2)	134	(261)	—	—	395	NM
Total	$76,065	$70,285	3.6	3.5	$5,780	8.2
Income from operations
DSD Segment(1)	$172,084	$177,265	9.6	10.3	$(5,181)	(2.9)
Warehouse Segment(1)	34,451	30,274	9.7	9.6	4,177	13.8
Corporate(2)	(29,944)	(30,960)	—	—	1,016	3.3
Total	$176,591	$176,579	8.3	8.7	$12	—
Interest expense, net	$5,788	$2,442	0.3	0.1	$3,346	137.0
Income taxes	$60,285	$60,988	2.8	3.0	$(703)	(1.2)
Net income	$110,518	$113,149	5.2	5.6	$(2,631)	(2.3)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED JULY 16, 2016 COMPARED TO TWELVE WEEKS ENDED JULY 18, 2015

Consolidated Sales.

	For the Twelve Weeks Ended
	July 16, 2016		July 18, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$548,086	58.6	$504,233	56.7	8.7
Store branded retail	145,749	15.6	142,838	16.1	2.0
Non-retail and other	241,190	25.8	241,724	27.2	(0.2)
Total	$935,025	100.0	$888,795	100.0	5.2

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.5)
Volume	0.1
Acquisitions	5.6
Total percentage change in sales	5.2

Sales category discussion

The DKB and Alpine acquisitions contribution drove the overall increase in sales.  Excluding acquisitions, positive pricing/mix in the branded retail category was more than offset by declines in pricing/mix in the non-retail and other category.  Branded retail sales increased due to the DKB and Alpine acquisitions contribution and to a lesser extent growth in branded buns and rolls, partially offset by volume declines in branded soft variety and white bread.  The increase in store branded retail sales was mostly attributable to increases in sales of store branded cake and soft variety bread, partially offset by declines in white bread.

DSD Segment Sales.

	For the Twelve Weeks Ended
	July 16, 2016		July 18, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$508,066	64.7	$473,111	62.9	7.4
Store branded retail	116,463	14.8	116,597	15.5	(0.1)
Non-retail and other	161,238	20.5	162,261	21.6	(0.6)
Total	$785,767	100.0	$751,969	100.0	4.5

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.9
Volume	(1.8)
Acquisition	5.4
Total percentage change in sales	4.5

Sales category discussion

The DSD Segment sales increase was due to the DKB acquisition contribution, partially offset by softer volume for other branded retail items.  Excluding the acquisition, positive price/mix in the branded retail category was more than offset by volume declines in the category driven by a competitive marketplace.  Branded soft variety, specialty loaf and white bread experienced the largest declines, partially offset by growth in branded cake and buns and rolls.  Non-retail and other sales decreased modestly primarily due to decreases in volume.

Warehouse Segment Sales.

	For the Twelve Weeks Ended
	July 16, 2016		July 18, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$40,020	26.8	$31,122	22.7	28.6
Store branded retail	29,286	19.6	26,241	19.2	11.6
Non-retail and other	79,952	53.6	79,463	58.1	0.6
Total	$149,258	100.0	$136,826	100.0	9.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(3.3)
Volume	5.8
Acquisition	6.6
Total percentage change in sales	9.1

Sales category discussion

Overall, the significant sales increase was due to the Alpine acquisition sales and to a lesser extent, volume growth in the store branded retail category.  The decline in pricing/mix was largely due to lower foodservice and contract manufacturing pricing/mix.  The increase in branded retail sales was due to the Alpine acquisition contribution and to a lesser extent bakery deli sales.  Store branded retail sales increased mainly due to volume increases in store branded cake.  The modest increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to volume increases in foodservice sales, driven by new foodservice products for certain of our customers, and vending, mostly offset by negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.2	25.1	(0.9)
Workforce-related costs	14.3	13.9	0.4
Packaging	4.3	4.6	(0.3)
Utilities	1.5	1.6	(0.1)
Other	6.8	6.2	0.6
Total	51.1	51.4	(0.3)

Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour and oils and higher outside purchases of product (sales with no associated ingredient costs), partially offset by higher prices for organic ingredients and sweeteners.  The increase in the outside purchased products is reflected in the other line item above and mostly relates to outside purchases for certain of the DKB products due to capacity constraints and to a lesser extent higher outside purchases for the Warehouse Segment.  As anticipated, outside purchases of product have begun to moderate due to the additional organic production capacity provided by our Tuscaloosa, Alabama bakery which began producing organic bread at the beginning of the second quarter of fiscal 2016.  Additionally, the Warehouse Segment’s Alpine bakery produced certain DKB products for the DSD Segment.  Workforce-related costs increased as a percent of sales mostly due to wage increases, partially offset by lower employee incentive costs.  Packaging costs decreased as a percent of sales due to a shift in mix from cake to bread items and lower resin prices.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.4	22.7	(1.3)
Workforce-related costs	12.4	12.2	0.2
Packaging	3.0	3.3	(0.3)
Utilities	1.4	1.5	(0.1)
Other	9.3	8.2	1.1
Total	47.5	47.9	(0.4)

Ingredient costs decreased as a percent of sales largely due to lower prices for non-organic flour and oils and increases in outside product purchases and purchases from the Warehouse Segment (sales with no associated ingredient costs), partially offset by higher prices for the organic ingredients and sweeteners.  Packaging costs as a percent of sales decreased primarily due to lower resin prices.  The increase in the other line item was due mostly to increases in outside purchases of product, largely certain DKB products due to capacity constraints, increases in product purchases from the Warehouse Segment and lower efficiencies.  As anticipated, outside purchases of DKB products have begun to decrease due to the added production capacity of the Tuscaloosa, Alabama bakery as well as the Alpine facility.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.1	38.1	1.0
Workforce-related costs	24.2	23.5	0.7
Packaging	10.9	11.7	(0.8)
Utilities	1.8	1.9	(0.1)
Other	(6.0)	(4.1)	(1.9)
Total	70.0	71.1	(1.1)

Overall, lower costs for Alpine as a percent of the Warehouse Segment sales largely drove the decrease.  Ingredient costs increased as a percent of sales primarily due to higher costs for organic ingredients and sweeteners and increased sales to the DSD Segment (ingredient costs with no associated sales), partially offset by lower prices for non-organic flour.  Packaging costs decreased as a percent of sales primarily due to lower packaging costs for certain Alpine products and lower resin prices.  Workforce-related costs increased as a percent of sales due to wage increases and increased intercompany sales of product to the DSD Segment (workforce-related costs with no associated sales).  The other line item reflects the increase in intercompany sales to the DSD Segment, net of the increase in outside purchases of product.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.0	16.5	0.5
Distributor distribution fees	12.6	13.7	(1.1)
Other	6.6	5.7	0.9
Total	36.2	35.9	0.3

The increase in workforce-related costs as a percent of sales was primarily due to wage increases and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Lower employee incentive costs as compared to the prior year quarter partially offset the workforce-related costs increase.  Distributor distribution fees decreased as a percent of sales due to the items discussed above.  Higher legal and consulting costs drove the increase in the other line item component.  As discussed in the “Overview” section above, during the second quarter, the company incurred consulting costs associated with Project Centennial, an enterprise-wide business and operational review.  We anticipate continued consulting costs related to the project in subsequent quarters.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.2	16.4	0.8
Distributor distribution fees	15.0	16.2	(1.2)
Other	6.5	5.3	1.2
Total	38.7	37.9	0.8

Workforce-related costs increased as a percentage of sales due to wage increases on softer core business sales (non-acquisition sales) and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Lower employee incentive costs in the current year quarter partially offset the workforce-related costs increase.  Distributor distribution fees as a percent of sales were lower mainly because of a temporary decrease in the number of independent distributors in the current year quarter as discussed above.  The increase in the other line item as a percentage of sales was driven by higher legal costs and increased corporate overhead charges to the DSD Segment.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.7	7.6	0.1
Freezer storage/rent	2.1	2.2	(0.1)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.5	4.2	0.3
Total	16.4	16.1	0.3

The increase in the other line item was mostly attributable to higher promotional spending related to the Alpine brand.  We expect these costs to moderate going forward.

Pension Plan Settlement Loss. We recorded a settlement charge of $4.6 million during the twelve weeks ended July 16, 2016.  Refer to the Pension risk mitigation plan discussed in the “Overview” section above for additional details.

Impairment of Assets. During the second quarter of the prior year, we recorded asset impairments of $0.8 million related to certain DSD Segment properties held for sale and $1.5 million related to a production line at one of our DSD Segment bakeries that we no longer use.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to higher amortization expense related to the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

Income from Operations. The table below summarizes the percentage change in income from operations by segment for the twelve weeks ended July 16, 2016 compared to the twelve weeks ended July 18, 2015:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	2.6	(0.2)
Warehouse Segment	12.4	0.3
Unallocated corporate	(20.0)	NA
Consolidated	1.7	(0.3)

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment income as a percent of sales was primarily driven by higher selling, distribution and administrative costs as a percent of sales discussed above.  The increase in the Warehouse Segment income from operations as a percent of sales was mostly due to sales increases.  The unfavorable change in unallocated corporate expenses was primarily due to the $4.6 million pension plan settlement loss, partially offset by increased overhead charges to the segments in the current year.  In the prior year quarter, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense. The increase was related to higher average amounts outstanding under the company’s debt arrangements which increased interest expense and to a lesser extent reduced interest income due to decreases in distributor notes receivables outstanding.  We borrowed under our credit facilities in the second half of fiscal 2015 to fund the DKB and Alpine acquisitions, as well as in the first quarter of fiscal 2016 for the ASR.

Income Taxes. The effective tax rate for the twelve weeks ended July 16, 2016 was 34.8% compared to 34.6% in the second quarter of the prior year. The increase in the rate was primarily due to lower discrete tax benefits recorded for state tax credits and incentives as compared to the prior year quarter.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying production activities deduction.

TWENTY-EIGHT WEEKS ENDED JULY 16, 2016 COMPARED TO TWENTY-EIGHT WEEKS ENDED JULY 18, 2015

Consolidated Sales.

	For the Twenty-Eight Weeks Ended
	July 16, 2016		July 18, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,247,982	58.3	$1,154,602	56.7	8.1
Store branded retail	316,981	14.8	311,301	15.3	1.8
Non-retail and other	574,414	26.9	568,937	28.0	1.0
Total	$2,139,377	100.0	$2,034,840	100.0	5.1

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.7)
Volume	0.4
Acquisition	5.4
Total percentage change in sales	5.1

Sales category discussion

Sales from the DKB and Alpine acquisitions resulted in the overall sales increase.  Declines in price/mix were mostly attributable to the non-retail and other category, partially offset by positive price/mix in the branded retail category.  Excluding acquisitions, volume growth in the non-retail and store branded categories was mostly offset by volume declines in the branded retail category.  Branded retail sales increased due to the DKB and Alpine acquisitions contribution and positive price/mix, partially offset by volume declines mainly in branded soft variety bread, white bread and cake.  Reductions in promotional activities and fewer winter storms in the first quarter of fiscal 2016, and a competitive marketplace largely caused these volume decreases.  The increase in store branded retail sales was mostly attributable to increases in sales of store branded cake.  Non-retail and other sales, which include contract manufacturing, vending and foodservice, increased mainly due to volume increases in foodservice and vending, partially offset by decreases in price/mix.

DSD Segment Sales.

	For the Twenty-Eight Weeks Ended
	July 16, 2016		July 18, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,149,695	64.4	$1,083,846	63.1	6.1
Store branded retail	249,434	14.0	249,765	14.5	(0.1)
Non-retail and other	385,641	21.6	384,521	22.4	0.3
Total	$1,784,770	100.0	$1,718,132	100.0	3.9

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.5
Volume	(1.5)
Acquisition	4.9
Total percentage change in sales	3.9

Sales category discussion

The DKB acquisition sales contribution resulted in the DSD Segment sales increase, partially offset by volume declines, largely in other branded retail products.  Excluding acquisition sales, lower volumes in the branded retail category drove the volume decline, partially offset by volume gains in foodservice.  Volumes were negatively impacted by decreased promotional activity and fewer number of winter storms in the first quarter of the current year, and a competitive marketplace.  The increase in branded retail sales was due to the DKB acquisition and to a lesser extent positive price/mix, partially offset by volume declines, most significantly in branded soft variety bread and bakery deli.

Warehouse Segment Sales.

	For the Twenty-Eight Weeks Ended
	July 16, 2016		July 18, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$98,287	27.7	$70,756	22.3	38.9
Store branded retail	67,547	19.0	61,536	19.4	9.8
Non-retail and other	188,773	53.3	184,416	58.3	2.4
Total	$354,607	100.0	$316,708	100.0	12.0

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.7)
Volume	6.3
Acquisition	8.4
Total percentage change in sales	12.0

Sales category discussion

Sales increased significantly due to the Alpine acquisition and to a lesser extent, volume growth in the non-retail and other and store branded retail categories, somewhat offset by negative pricing/mix.  The decline in pricing/mix was largely due to lower foodservice pricing.  The increase in branded retail sales was due to the Alpine acquisition and less significantly due to growth in bakery deli sales, partially offset by declines in branded cake.  Store branded retail sales increased due to increases in store branded cake.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to volume increases in foodservice sales, driven by new foodservice products for certain of our customers, and vending, partially offset by negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.3	25.1	(0.8)
Workforce-related costs	14.3	13.9	0.4
Packaging	4.4	4.7	(0.3)
Utilities	1.4	1.6	(0.2)
Other	7.0	6.0	1.0
Total	51.4	51.3	0.1

Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour and oils and higher outside purchases of product (sales with no associated ingredient costs), partially offset by higher prices for organic ingredients and sweeteners.  The increase in the outside purchased products is reflected in the other line item above and mostly relates to outside purchases for certain of the DKB products due to capacity constraints and to a much lesser extent higher outside purchases for the Warehouse Segment.  As anticipated, outside purchases of product have begun to moderate with the additional organic production capacity provided by our Tuscaloosa, Alabama bakery which began producing organic bread at the beginning of the second quarter of fiscal 2016, and the Alpine bakery.  Workforce-related costs increased as a percent of sales due to wage increases, higher costs for the organic production and costs related to the organic bakery conversion, partially offset by increased outside purchases of product (sales with no associated workforce-related costs).  Packaging costs were lower as a percent of sales mainly due to lower resin prices.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.4	22.5	(1.1)
Workforce-related costs	12.4	12.1	0.3
Packaging	3.1	3.3	(0.2)
Utilities	1.4	1.5	(0.1)
Other	9.3	8.1	1.2
Total	47.6	47.5	0.1

Ingredient costs decreased as a percent of sales largely due to lower prices for non-organic flour and oils and increases in outside purchases of product (sales with no associated ingredient costs), partially offset by higher prices for the organic ingredients and sweeteners.  The increase in workforce-related costs as a percent of sales was primarily due to wage increases on softer sales volumes, higher costs for organic production and costs related to converting the Tuscaloosa, Alabama bakery to an organic facility, partially offset by increased outside purchases of product (sales with no associated workforce-related costs).  The increase in the other line item was due mostly to increases in outside purchases of product and purchases from the Warehouse Segment, largely certain DKB products.  As anticipated, outside purchases of DKB products has begun to moderate with the added production capacity of the Tuscaloosa, Alabama bakery and the Alpine facility in the Warehouse Segment, which will be partially offset by higher costs for organic ingredients and workforce-related costs.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.0	38.9	0.1
Workforce-related costs	23.5	23.7	(0.2)
Packaging	11.0	12.0	(1.0)
Utilities	1.7	1.8	(0.1)
Other	(4.7)	(4.8)	0.1
Total	70.5	71.6	(1.1)

Volume increases and lower costs for Alpine as a percent of the Warehouse Segment sales drove the overall decrease.  Ingredient costs were consistent with the prior year as a percent of sales; higher costs for organic ingredients and sweeteners and increased sales of product to the DSD Segment were mostly offset by increases in outside purchases of product (sales with no associated ingredient costs) and lower prices for non-organic flour and oil.  Packaging costs decreased as a percent of sales primarily due to significantly lower packaging costs for Alpine products compared to the overall Warehouse Segment and increases in outside purchases of product (sales with no associated packaging costs).  The other line item reflects the increase in outside purchases of product, mostly offset by increased intercompany sales of product to the DSD Segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5	17.1	0.4
Distributor distribution fees	12.5	13.7	(1.2)
Other	6.6	5.7	0.9
Total	36.6	36.5	0.1

The increase in workforce-related costs as a percent of sales was primarily due to wage increases and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Lower employee incentive costs as a percent of sales partially offset the increase.  The distributor distribution fees decrease is discussed above.  Higher marketing costs related to promoting the DKB and Alpine brands as well as higher legal and consulting costs drove the increase in the other line item component. As discussed in the “Overview” section above, we incurred consulting costs associated with Project Centennial, an enterprise-wide business and operational review, and we expect these costs to continue in subsequent quarters.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5	16.8	0.7
Distributor distribution fees	15.0	16.2	(1.2)
Other	6.6	5.4	1.2
Total	39.1	38.4	0.7

Workforce-related costs increased as a percentage of sales due to wage increases on softer core business sales (non-acquisition sales) and a temporary decrease in the number of independent distributors in the current quarter as compared to the prior year quarter due to more limited use of independent distributors during that time.  Lower employee incentive costs partially offset the increase.  Lower distributor distribution fees as a percent of sales resulted from the DKB products not being delivered via independent distributors in the first quarter of fiscal 2016 and a temporary decrease in the number of independent distributors in the current year quarter as discussed above.  The increase in the other line item as a percentage of sales was driven by higher legal costs, increased corporate overhead charges to the DSD Segment and higher marketing expense, largely related to the DKB brand.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twenty-Eight Weeks Ended
Line item component	July 16, 2016 % of sales	July 18, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.9	7.9	—
Freezer storage/rent	1.9	2.1	(0.2)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.8	4.1	0.7
Total	16.7	16.2	0.5

The increase in the other line item was mostly attributable to higher promotional spending largely related to the Alpine brand.  We expect these costs to moderate going forward.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to higher amortization expense related to the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

Pension Plan Settlement Loss. We recorded a settlement charge of $4.6 million during the second quarter of fiscal 2016.  Refer to the Pension risk mitigation plan discussed in the “Overview” section above for additional details.

Impairment of Assets. During the second quarter of the prior year, we recorded asset impairments of $0.8 million related to certain DSD Segment properties held for sale and $1.5 million related to a production line at one of our DSD Segment bakeries that we no longer use.

Income from Operations. The table below summarizes the percentage change in income from operations by segment for the twenty-eight weeks ended July 16, 2016 compared to the twenty-eight weeks ended July 18, 2015:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(2.9)	(0.7)
Warehouse Segment	13.8	0.1
Unallocated corporate	3.3	NA
Consolidated	—	(0.4)

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment income as a percent of sales was primarily driven by wage increases on softer sales for core business and higher legal costs, partially offset by lower ingredient costs as a percent of sales and the prior year $2.3 million asset impairment charge.  The Warehouse Segment income from operations as a percent of sales was relatively consistent with prior year.  The favorable change in unallocated corporate expenses was primarily due to increased overhead charges to the segments in the current year, partially offset by the $4.6 million pension plan settlement loss.  In the prior year, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense. The increase was related to higher average amounts outstanding under the company’s debt arrangements which increased interest expense and to a lesser extent reduced interest income due to decreases in distributor notes receivables outstanding.  We drew down on our credit facilities in the second half of fiscal 2015 to fund the DKB and Alpine acquisitions, as well as in the first quarter of fiscal 2016 for the ASR.

Income Taxes. The effective tax rate for the twenty-eight weeks ended July 16, 2016 was 35.3% compared to 35.0% in the prior year. The increase in the rate was primarily related to greater benefits for state tax incentives recognized in the income tax provision in 2015.  The most significant differences in the effective rate and the statutory rate were related to state income taxes and the Section 199 qualifying production activities deduction.

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

Liquidity discussion for the twenty-eight weeks ended July 16, 2016 and July 18, 2015

Cash and cash equivalents were $11.6 million at July 16, 2016 as compared to $14.4 million at January 2, 2016. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Twenty-Eight Weeks Ended
Cash flow component	July 16, 2016	July 18, 2015	Change
Cash flows provided by operating activities	$193,857	$215,934	$(22,077)
Cash disbursed for investing activities	(36,748)	(33,369)	(3,379)
Cash disbursed for financing activities	(159,895)	(143,544)	(16,351)
Total change in cash	$(2,786)	$39,021	$(41,807)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	Change
Depreciation and amortization	$76,065	$70,285	$5,780
Impairment of assets	—	2,275	(2,275)
Stock-based compensation	11,306	10,808	498
Loss reclassified from accumulated other comprehensive income to net income	3,030	4,481	(1,451)
Deferred income taxes	(3,528)	6,346	(9,874)
Provision for inventory obsolescence	675	678	(3)
Bad debt expense (allowance for accounts receivable)	2,411	2,053	358
Pension and postretirement plans expense (income)	1,607	(3,275)	4,882
Other non-cash items	(3,730)	(1,256)	(2,474)
Net non-cash adjustment to net income	$87,836	$92,395	$(4,559)

Net changes in working capital and pension contributions consisted of the following items (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	Change
Changes in accounts receivable, net	$(26,090)	$(26,590)	$500
Changes in inventories, net	(1,854)	(6,589)	4,735
Changes in hedging activities, net	1,040	463	577
Changes in other assets, net	3,617	3,370	247
Changes in accounts payable, net	7,912	30,063	(22,151)
Changes in other accrued liabilities, net	10,878	17,173	(6,295)
Qualified pension plan contributions	—	(7,500)	7,500
Net changes in working capital and pension contributions	$(4,497)	$10,390	$(14,887)

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, the tax shortfall at vesting of performance-contingent restricted stock awards and gains or losses on the sale of assets.  The change in deferred income taxes primarily relates to a prior period tax benefit associated with pension contributions.  We do not expect to make any contributions to our qualified pension plans this fiscal year.  We expect to pay an additional $0.2 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2016.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.  The change in pension and postretirement plans income was due to the pension plan settlement loss of $4.6 million recorded during the second quarter of fiscal 2016.

The change in inventories described above was primarily due to more favorable commodity prices. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The other assets and accrued liabilities changes are from changes in income tax receivable balances, changes in book overdrafts and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at July 16, 2016. As of July 16, 2016 and January 2, 2016, the company had $16.7 million and $20.7 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

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

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	Change
Purchases of property, plant, and equipment	$(41,722)	$(40,573)	$(1,149)
Repurchase of independent distributor territories	(10,930)	(11,428)	498
Principal payments from notes receivable	13,939	13,624	315
Acquisition of intangible assets	—	(5,000)	5,000
Proceeds from sale of property, plant and equipment	1,965	10,008	(8,043)
Net cash disbursed for investing activities	$(36,748)	$(33,369)	$(3,379)

For the twenty-eight weeks ended July 16, 2016, capital expenditures for the DSD Segment and Warehouse Segment were $28.5 million and $6.9 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2016.  Net cash disbursed for investing activities in the first half of fiscal 2015 included the Roman Meal trademark acquisition of $5.0 million.  There were more asset sales from assets currently classified as held for sale during the prior comparable period.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 (amounts in thousands):

	For the Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	Change
Dividends paid	$(64,609)	$(59,181)	$(5,428)
Exercise of stock options, including windfall tax benefit	12,604	5,096	7,508
Payment of debt issuance costs and financing fees	(624)	(486)	(138)
Stock repurchases, including accelerated stock repurchases	(126,298)	(6,858)	(119,440)
Change in bank overdrafts	(4,718)	(14,115)	9,397
Net debt and capital lease obligations changes	23,750	(68,000)	91,750
Net cash disbursed for financing activities	$(159,895)	$(143,544)	$(16,351)

Our dividends paid increased due to an increased dividend payout rate. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future, we will have additional working capital needs to meet these increased payouts. Stock option exercises and the associated tax windfall benefit increased due to more exercises in the current fiscal year as compared to the same period in the prior year. As of July 16, 2016, there were nonqualified stock option grants of 3.4 million shares that were exercisable. These have a remaining contractual life of approximately 1.00 year and a weighted average exercise price of $10.99 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time.  Payments for debt issuance costs and financing fees increased because we incurred fees of $0.6 million related to the 2016 term loan, as described below. The change in bank overdraft was a function of our cash receipts at the end of fiscal 2015.  Our cash objective is to minimize cash on hand by using the credit facility described below. The net debt obligations increased primarily because we drew down on our facilities to fund the ASR, net of the repayments on our term loans and our credit facilities.

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

Borrowing Agreements

As disclosed in Note 9, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements, the company has outstanding debt consisting of our 2016 unsecured term facility (the “2016 term loan”), accounts receivable securitization facility (the “facility”), 2013 unsecured term facility (the “2013 term loan”), senior notes, and a senior unsecured credit facility (the “credit facility”).  The current portion payable over the next year for these obligations is $120.0 million.  The company has no additional access to funds under the 2016 term loan, 2013 term loan, or senior notes.  The facility and credit facility are generally used for short term liquidity needs and are discussed below. The company has historically entered into amendments and extensions approximately one year prior to the maturity of our facility and credit facility.

As of July 16, 2016, $190.0 million was outstanding under the facility compared to $170.0 million outstanding as of January 2, 2016.  On July 16, 2016, the company had $6.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

At July 16, 2016 and January 2, 2016, there was $32.5 million and $160.0 million, respectively, outstanding under the credit facility.  The highest outstanding daily balance during the twenty-eight weeks ended July 16, 2016 was $244.2 million and the lowest outstanding balance was $10.0 million.  Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements.  During the twenty-eight weeks ended July 16, 2016, the company borrowed $1,158.1 million in revolving borrowings under the credit facility and repaid $1,285.6 million in revolving borrowings. The amount available under the credit facility is reduced by $15.3 million for letters of credit.  On July 16, 2016, the company had $452.2 million available under its credit facility for working capital and general corporate purposes.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of July 16, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under our debt agreements.

Uses of Cash

On May 26, 2016 the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on June 23, 2016 to shareholders of record on June 9, 2016.  The dividend payment was $33.2 million.  On February 19, 2016 the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on March 18, 2016 to shareholders of record on March 4, 2016. The dividend payment was $30.8 million.  Dividends of $0.4 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

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

In March 2016, the company entered into an ASR agreement with Deutsche Bank AG to repurchase an aggregate of $120.0 million of the company’s common stock under the existing share repurchase program. During the twenty-eight weeks ended July 16, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were repurchased under the plan.  This included share repurchases under the ASR of 6.5 million shares, at a cost of $120.0 million, and other share repurchases. From the inception of the plan through July 16, 2016, 67.8 million shares, at a cost of $630.4 million, have been repurchased.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of July 16, 2016, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(13.0) million. Of this fair value, $(12.0) million is based on quoted market prices and $(1.0) million is based on models and other valuation methods. Approximately $(9.1) million of this fair value relates to instruments that will be utilized in fiscal 2016 and $(3.9) million that will be utilized in fiscal 2017.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of July 16, 2016, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $8.6 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO, CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 16, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, the company is also defending 23 other complaints alleging misclassification claims that have been filed. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the varying stages of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

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

On March 16, 2016, the company announced that we entered into an ASR agreement to repurchase an aggregate of $120.0 million of the company’s common stock.  Under the terms of the ASR, the company purchased 5.6 million shares immediately.  The final number of shares repurchased was based on the daily volume-weighted average stock price over the life of the transaction, less a negotiated discount. The final settlement under the ASR occurred during the second quarter of fiscal 2016 for an additional 0.9 million shares.

During the twenty-eight weeks ended July 16, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were purchased under the plan.  This included share repurchases under the ASR and other share repurchases.  From the inception of the plan through July 16, 2016, 67.8 million shares, at a cost of $630.4 million, have been purchased.

The following table sets forth the amounts of our common stock purchased by the company during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
	(Amounts in thousands, except price data)
April 24, 2016 — May 21, 2016	—	—	—	7,722
May 22, 2016 — June 18, 2016	932	$18.44	932	6,790
June 19, 2016 — July 16, 2016	—	—	—	6,790
Total	932	$18.44	932

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

Date: August 10, 2016

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

10.26	+	—

Form of 2016 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.25 to Flowers Foods' Annual Report on Form 10-K, dated February 24, 2016, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended July 16, 2016.

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