Form 10-Q
period 2016-10-08
FLOWERS FOODS INC
filed 2016-11-09
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT NOVEMBER 4, 2016
Common Stock, $.01 par value	207,632,550

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

•	increasing legal complexity and legal proceedings that we are or may become subject to;
•	increases in employee and employee-related costs, including funding of pension plans;
•	the credit, business, and legal risks associated with independent distributors and customers, which operate in the highly competitive retail food and foodservice industries;
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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended on January 2, 2016 (the “Form 10-K”) and Part II, Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q for the period ended October 8, 2016 (this “Form 10-Q”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	October 8, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,535	$14,378
Accounts and notes receivable, net of allowances of $2,975 and $1,341, respectively	284,071	269,683
Inventories, net:
Raw materials	41,514	42,336
Packaging materials	21,521	21,853
Finished goods	50,585	46,988
Inventories, net	113,620	111,177
Spare parts and supplies	59,430	57,288
Other	29,489	47,782
Total current assets	494,145	500,308
Property, plant and equipment, net:
Property, plant and equipment, gross	1,932,822	1,881,264
Less: accumulated depreciation	(1,143,742)	(1,076,296)
Property, plant and equipment, net	789,080	804,968
Notes receivable	153,211	154,311
Assets held for sale	43,686	36,191
Other assets	7,428	7,881
Goodwill	465,578	464,926
Other intangible assets, net	856,487	875,466
Total assets	$2,809,615	$2,844,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$11,654	$74,685
Accounts payable	181,518	171,923
Other accrued liabilities	154,041	157,130
Total current liabilities	347,213	403,738
Long-term debt:
Total long-term debt and capital lease obligations	980,177	930,022
Other liabilities:
Post-retirement/post-employment obligations	127,878	76,541
Deferred taxes	131,813	146,462
Other long-term liabilities	45,312	44,206
Total other long-term liabilities	305,003	267,209
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares, 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 21,104,040 shares and 16,463,137 shares, respectively	(272,099)	(174,635)
Capital in excess of par value	641,117	636,501
Retained earnings	930,743	877,817
Accumulated other comprehensive loss	(122,738)	(96,800)
Total stockholders’ equity	1,177,222	1,243,082
Total liabilities and stockholders’ equity	$2,809,615	$2,844,051

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Sales	$918,791	$885,302	$3,058,168	$2,920,142
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	476,760	464,045	1,575,905	1,507,214
Selling, distribution and administrative expenses	341,538	322,087	1,124,473	1,064,619
Impairment of assets	—	—	—	2,275
Pension plan settlement loss	1,832	—	6,473	—
Depreciation and amortization	32,530	29,419	108,595	99,704
Income from operations	66,131	69,751	242,722	246,330
Interest expense	9,440	5,992	26,157	20,349
Interest income	(4,757)	(5,114)	(15,686)	(17,029)
Income before income taxes	61,448	68,873	232,251	243,010
Income tax expense	21,232	25,077	81,517	86,065
Net income	$40,216	$43,796	$150,734	$156,945
Net income per common share:
Basic:
Net income per common share	$0.19	$0.21	$0.72	$0.75
Weighted average shares outstanding	207,402	210,842	208,649	210,318
Diluted:
Net income per common share	$0.19	$0.21	$0.72	$0.74
Weighted average shares outstanding	208,944	213,310	210,564	212,921
Cash dividends paid per common share	$0.1600	$0.1450	$0.4650	$0.4225

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net income	$40,216	$43,796	$150,734	$156,945
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	1,127	—	3,981	—
Net loss for the period	(1,714)	—	(38,121)	—
Amortization of prior service cost (credit) included in net income	29	(67)	79	(223)
Amortization of actuarial loss included in net income	1,273	624	2,939	2,080
Pension and postretirement plans, net of tax	715	557	(31,122)	1,857
Derivative instruments:
Net change in fair value of derivatives	3,433	(2,652)	2,496	(1,262)
Loss reclassified to net income	742	1,096	2,688	3,934
Derivative instruments, net of tax	4,175	(1,556)	5,184	2,672
Other comprehensive income (loss), net of tax	4,890	(999)	(25,938)	4,529
Comprehensive income	$45,106	$42,797	$124,796	$161,474

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082
Net income				150,734				150,734
Derivative instruments, net of tax					5,184			5,184
Pension and postretirement plans, net of tax					(31,122)			(31,122)
Exercise of stock options			(2,906)			1,716,003	21,768	18,862
Amortization of share-based compensation awards			15,017					15,017
Issuance of deferred compensation			(81)			4,053	81	—
Tax effect related to share- based payment awards			(429)					(429)
Performance-contingent restricted stock awards issued (Note 13)			(4,449)			419,367	4,449	—
Issuance of deferred stock awards			(1,411)			111,868	1,411	—
Stock repurchases			(1,125)			(6,892,194)	(125,173)	(126,298)
Dividends paid on vested share-based payment awards				(579)				(579)
Dividends paid — $0.465 per common share				(97,229)				(97,229)
Balances at October 8, 2016	228,729,585	$199	$641,117	$930,743	$(122,738)	(21,104,040)	$(272,099)	$1,177,222

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$150,734	$156,945
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,005	13,291
Loss reclassified from accumulated other comprehensive income to net income	4,174	6,205
Depreciation and amortization	108,595	99,704
Deferred income taxes	(1,094)	11,029
Impairment of assets	—	2,275
Provision for inventory obsolescence	937	839
Allowances for accounts receivable	3,164	2,340
Pension and postretirement plans expense (income)	2,728	(4,677)
Other	(2,988)	(1,913)
Qualified pension plan contributions	(1,000)	(10,000)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(17,154)	(19,710)
Inventories, net	(3,877)	(10,461)
Hedging activities, net	7,239	(8,387)
Other assets	(1,925)	(2,377)
Accounts payable	9,078	31,214
Other accrued liabilities	11,393	14,225
NET CASH PROVIDED BY OPERATING ACTIVITIES	285,009	280,542
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,400)	(61,258)
Proceeds from sale of property, plant and equipment	2,945	10,347
Repurchase of independent distributor territories	(12,626)	(16,255)
Principal payments from notes receivable	19,830	19,916
Acquisition of business, net of cash acquired	—	(280,848)
Acquisition of intangible assets	—	(5,000)
NET CASH DISBURSED FOR INVESTING ACTIVITIES	(57,251)	(333,098)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(97,808)	(89,672)
Exercise of stock options	18,862	18,571
Excess windfall tax benefit related to share-based payment awards	2,567	8,742
Payments for financing fees	(3,508)	(602)
Stock repurchases, including accelerated stock repurchases	(126,298)	(6,858)
Change in bank overdrafts	(5,558)	(10,868)
Proceeds from debt borrowings	1,916,592	710,500
Debt and capital lease obligation payments	(1,939,450)	(576,000)
NET CASH (DISBURSED FOR) PROVIDED BY FINANCING ACTIVITIES	(234,601)	53,813
Net (decrease) increase in cash and cash equivalents	(6,843)	1,257
Cash and cash equivalents at beginning of period	14,378	7,523
Cash and cash equivalents at end of period	$7,535	$8,780

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, the results of its operations and its cash flows. The results of operations for the twelve and forty weeks ended October 8, 2016 and October 10, 2015 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at January 2, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangible assets, self-insurance reserves, income tax expense and accruals, pension obligations, stock-based compensation, and commitments and contingencies. These estimates are summarized in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2016 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 23, 2016 (sixteen weeks), second quarter ended July 16, 2016 (twelve weeks), third quarter ended October 8, 2016 (twelve weeks) and fourth quarter ending December 31, 2016 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 plants that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the Southeast, Mid-Atlantic, New England, Southwest, California and select markets in Nevada, the Midwest and the Pacific Northwest. The Warehouse Segment (16% of total year to date sales) currently operates ten plants that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels. The Warehouse Segment also operates one baking ingredient mix facility.

SIGNIFICANT CUSTOMER — Following is the effect our largest customer, Walmart/Sam’s Club, had on the company’s sales for the twelve and forty weeks ended October 8, 2016 and October 10, 2015. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
	(% of Sales)		(% of Sales)
DSD Segment	17.2	16.7	17.0	16.9
Warehouse Segment	2.6	2.5	2.7	2.5
Total	19.8	19.2	19.7	19.4

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 18.1% and 18.9%, on a consolidated basis, as of October 8, 2016 and January 2, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended October 8, 2016 from those disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

In August, 2014 the FASB issued guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments provide a definition of the term substantial doubt, require an evaluation every reporting period including interim periods, provide principles for considering the mitigating effect of management’s plans, require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, require an express statement and other disclosures when substantial doubt is not alleviated, and require an assessment for a period of one year after the date of that the financial statements are issued.  The amendments for this guidance are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The company intends to adopt the updated standard in the fourth quarter of fiscal 2016.  The company does not anticipate that this guidance will have a material impact on our Condensed Consolidated Financial Statements.

In July 2015, the FASB issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This guidance must be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The company is still analyzing the potential impact of this guidance on the company’s Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact that the new guidance will have on our Condensed Consolidated Financial Statements.

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

In November 2015, the FASB issued guidance that requires entities to report deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The company adopted this standard for the annual period beginning on January 3, 2016 (the first day of our fiscal 2016) and applied it retrospectively.  As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent for the Condensed Consolidated Balance Sheets as of October 8, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $37.2 million decrease in the current deferred income tax asset balance and in the long-term deferred income tax liability balance.

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

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This guidance also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for our fiscal 2016.  This is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Condensed Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  The adoption of this guidance is presented in Note 6, Goodwill and Other Intangible Assets, for the measurement period adjustments related to the acquisitions discussed in Note 4, Acquisitions, below.

4. ACQUISITIONS

Alpine Valley Bread Company

On October 13, 2015, the company completed the acquisition of 100% of the capital stock of Alpine Valley Bread Company (“Alpine”), a leading organic bread baker, from its shareholders for total consideration of approximately $121.9 million inclusive of payments for certain tax benefits.  We paid cash of $109.3 million and issued 481,540 shares of our common stock to the sellers in a private placement.  Alpine operates two production facilities in Mesa, Arizona and has widespread distribution across the U.S.  The Alpine acquisition has been accounted for as a business combination and is included in our Warehouse Segment. The results of Alpine’s operations were included in the company’s Condensed Consolidated Financial Statements beginning on October 14, 2015. The total preliminary goodwill recorded for this acquisition was $36.5 million and it is deductible for tax purposes.

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

Fair Value of consideration transferred:
Cash consideration paid	$109,340
Stock consideration paid	12,602
Total consideration paid	121,942

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	15,614
Identifiable intangible assets	64,600
Financial assets	5,190
Net recognized amounts of identifiable assets acquired	85,404
Goodwill	$36,538

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$20,900	40.0	Straight-line
Customer relationships	43,700	25.0	Sum of year digits
	$64,600	29.9

The fair value of trade receivables is $4.8 million with an immaterial amount determined to be uncollectible.  We did not acquire any other class of receivables as a result of the acquisition.

Dave’s Killer Bread

On September 12, 2015, the company completed the acquisition of 100% of the capital stock of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread, from its shareholders for total cash payments of approximately $282.1 million inclusive of payments for certain tax benefits.  DKB operates one production facility in Milwaukie, Oregon and has widespread distribution across the U.S. We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. The DKB acquisition has been accounted for as a business combination and is included in our DSD Segment. The results of DKB’s operations are included in the company’s Condensed Consolidated Financial Statements beginning on September 13, 2015. The total goodwill recorded for this acquisition was $146.1 million and it is not deductible for tax purposes.

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

The following table summarizes the consideration paid for DKB based on the fair value at the acquisition date (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$282,115

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	9,359
Identifiable intangible assets	176,300
Deferred income taxes	(59,827)
Financial assets	10,203
Net recognized amounts of identifiable assets acquired	136,035
Goodwill	$146,080

The following table presents the acquired intangible assets subject to amortization (amounts in thousands, except amortization periods):

	Total	Weighted average amortization years	Attribution Method
Trademarks	$107,700	40.0	Straight-line
Customer relationships	68,000	25.0	Sum of year digits
Non-compete agreements	600	2.0	Straight-line
	$176,300	34.1

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

During the twelve and forty weeks ended October 8, 2016 and October 10, 2015, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Twelve Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 8, 2016	October 10, 2015	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(62)	$(57)	Interest expense
Commodity contracts	(1,144)	(1,724)	Cost of sales, Note 3
Total before tax	(1,206)	(1,781)	Total before tax
Tax benefit	464	685	Tax benefit
Total net of tax	(742)	(1,096)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(47)	108	Note 1
Settlement loss	(1,832)	—	Note 1
Actuarial losses	(2,070)	(1,014)	Note 1
Total before tax	(3,949)	(906)	Total before tax
Tax benefit	1,520	349	Tax benefit
Total net of tax	(2,429)	(557)	Net of tax
Total reclassifications	$(3,171)	$(1,653)	Net of tax

	Amount Reclassified from AOCI
	For the Forty Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	October 8, 2016	October 10, 2015	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(197)	$(192)	Interest expense
Commodity contracts	(4,174)	(6,205)	Cost of sales, Note 3
Total before tax	(4,371)	(6,397)	Total before tax
Tax benefit	1,683	2,463	Tax benefit
Total net of tax	(2,688)	(3,934)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(128)	361	Note 1
Settlement loss	(6,473)	—	Note 1
Actuarial losses	(4,779)	(3,381)	Note 1
Total before tax	(11,380)	(3,020)	Total before tax
Tax benefit	4,381	1,163	Tax benefit
Total net of tax	(6,999)	(1,857)	Net of tax
Total reclassifications	$(9,687)	$(5,791)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the forty weeks ended October 8, 2016, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands and brackets denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	2,496	(38,121)	(35,625)
Reclassified to earnings from accumulated other comprehensive loss	2,688	6,999	9,687
Accumulated other comprehensive loss, October 8, 2016	$(5,006)	$(117,732)	$(122,738)

During the forty weeks ended October 10, 2015, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands and brackets denote a debit balance):

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

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015
Gross loss reclassified from AOCI into income	$4,174	$6,205
Tax benefit	(1,607)	(2,388)
Net of tax	$2,567	$3,817

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at October 8, 2016 and January 2, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	October 8, 2016	January 2, 2016
Goodwill	$465,578	$464,926
Amortizable intangible assets, net of amortization	442,487	461,466
Indefinite-lived intangible assets	414,000	414,000
Total goodwill and other intangible assets	$1,322,065	$1,340,392

The changes in the carrying amount of goodwill, by segment, during the forty weeks ended October 8, 2016 are as followings (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Outstanding at January 2, 2016	$424,408	$40,518	$464,926
Change in goodwill related to acquisitions	155	497	652
Outstanding at October 8, 2016	$424,563	$41,015	$465,578

The table below presents the changes to goodwill by acquisition from January 2, 2016 to October 8, 2016 (amounts in thousands):

	DKB	Alpine	Total
Working capital adjustments	$60	$497	$557
Acquisition-related tax adjustments	(315)	—	(315)
Adjustment to property, plant and equipment	410	—	410
Change in goodwill	$155	$497	$652

As of October 8, 2016 and January 2, 2016, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	October 8, 2016			January 2, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$246,327	$23,492	$222,835	$246,327	$18,037	$228,290
Customer relationships	281,621	64,410	217,211	281,621	51,650	229,971
Non-compete agreements	4,874	4,596	278	4,874	4,043	831
Distributor relationships	4,123	1,960	2,163	4,123	1,749	2,374
Total	$536,945	$94,458	$442,487	$536,945	$75,479	$461,466

Aggregate amortization expense for the twelve and forty weeks ended October 8, 2016 and October 10, 2015 was as follows (amounts in thousands):

Amortization Expense
For the twelve weeks ended October 8, 2016	$5,586
For the twelve weeks ended October 10, 2015	$3,359
For the forty weeks ended October 8, 2016	$18,979
For the forty weeks ended October 10, 2015	$9,644

There are $414.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at October 8, 2016 and January 2, 2016. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment. We perform an annual impairment analysis, or on interim basis if the facts and circumstances change, to determine if the trademarks are realizing the expected economic benefits.

During the fourth quarter of our fiscal 2015, we reviewed our long-term strategy for all of our organic bread brands due to the acquisitions of the DKB and Alpine organic brands in our third and fourth quarter, respectively, of fiscal 2015.  We previously acquired the Barowsky’s brand, which included certain organic products, in fiscal 2012.  We originally intended to distribute that brand nationally throughout the territories in our DSD Segment.  As a result of our strategic review, the DKB brand will be distributed through our DSD Segment and the Alpine brand will be distributed through our Warehouse Segment.  Accordingly, the Barowsky’s brand will remain primarily a regional bread brand for the northeast.  Since the Barowsky’s brand will not be used as originally intended, we examined the indefinite-life assignment and determined that it is appropriate to begin amortizing this brand.  Beginning in our fourth quarter of fiscal 2015, we began amortizing the Barowsky’s brand over a 35 year straight-line attribution period.  Because this change in strategy still reflects that the estimated fair value exceeds the carrying value, an impairment charge was not applicable.  We continue to monitor this and all of our finite-lived intangible assets for changes in the facts and circumstances that could impact the fair value.

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2016	$5,519
2017	$23,578
2018	$22,878
2019	$22,385
2020	$21,893

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

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the twelve weeks ended October 8, 2016	$4,757
For the twelve weeks ended October 10, 2015	$5,114
For the forty weeks ended October 8, 2016	$15,686
For the forty weeks ended October 10, 2015	$17,029

At October 8, 2016, January 2, 2016, and October 10, 2015 respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	October 8, 2016	January 2, 2016	October 10, 2015
Distributor notes receivable	$174,201	$174,904	$182,987
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	20,990	20,593	20,602
Long-term portion of distributor notes receivable	$153,211	$154,311	$162,385

At October 8, 2016 and January 2, 2016, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at October 8, 2016 approximates the recorded value. The fair value of the company’s senior notes (“notes”), as discussed in Note 9, Debt and Other Obligations, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
3.5% senior notes due 2026	$394,009	$398,056	2
4.375% senior notes due 2022	$397,346	$430,088	2

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

As of October 8, 2016, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,219	$—	$—	$1,219
Other long-term	161	—	—	161
Total	1,380	—	—	1,380

Liabilities:
Other current	(8,412)	(202)	—	(8,614)
Other long-term	(45)	—	—	(45)
Total	(8,457)	(202)	—	(8,659)
Net Fair Value	$(7,077)	$(202)	$—	$(7,279)

As of January 2, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(11,926)	$(2,941)	$—	$(14,867)
Other long-term	(20)	—	—	(20)
Total	(11,946)	(2,941)	—	(14,887)
Net Fair Value	$(11,946)	$(2,941)	$—	$(14,887)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix the price, or limit increases in prices, for a period of time extending primarily into fiscal 2017. These instruments are designated as cash-flow hedges. The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at October 8, 2016 and January 2, 2016 qualified for hedge accounting.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the 3.5% senior notes due 2026 (“2026 notes”) issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a cash settlement net receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge.  During the twelve and forty weeks ended October 8, 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount is reported as a selling, distribution, and administrative expense in our Condensed Consolidated Statements of Income.

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the 4.375% senior notes due 2022 (“2022 notes”) issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge.

The following table outlines the company’s derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (amounts in thousands, before tax, and an asset is a positive value and a liability is a negative value):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated	Fair Value Deferred in AOCI(1)	Ineffective Portion at Termination
April/2012	Treasury lock	$500,000	$(3,137)	$2,510	$627
September/2016	Treasury lock	$200,000	$1,298	$(1,298)	$—
September/2016	Treasury lock	$150,000	$(323)	$215	$108

(1)	The amount reported in AOCI will be reclassified to interest expense as interest payments are made on the related notes

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheet, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	October 8, 2016		January 2, 2016		October 8, 2016		January 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,219	Other current assets	$—	Other current liabilities	$8,614	Other current liabilities	$14,867
Commodity contracts	Other long term assets	161	Other long term assets	—	Other long-term liabilities	45	Other long-term liabilities	20
Total		$1,380		$—		$8,659		$14,887

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Twelve Weeks Ended		Reclassified from AOCI	For the Twelve Weeks Ended
Hedge Relationships(1)	October 8, 2016	October 10, 2015	into Income (Effective Portion)(2)	October 8, 2016	October 10, 2015
Interest rate contracts	$666	$—	Interest expense (income)	$38	$35
Commodity contracts	2,767	(2,652)	Production costs(3)	704	1,061
Total	$3,433	$(2,652)		$742	$1,096

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Forty Weeks Ended		Reclassified from AOCI	For the Forty Weeks Ended
Hedge Relationships(1)	October 8, 2016	October 10, 2015	into Income (Effective Portion)(2)	October 8, 2016	October 10, 2015
Interest rate contracts	$666	$—	Interest expense (income)	$121	$117
Commodity contracts	1,830	(1,262)	Production costs(3)	2,567	3,817
Total	$2,496	$(1,262)		$2,688	$3,934

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the twelve and forty weeks ended October 8, 2016 and October 10, 2015, respectively, related to the company’s commodity risk hedges.

The balance in accumulated other comprehensive loss related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the following years are as follows (amounts in thousands and net of tax)(amounts in parenthesis indicate a debit balance) at October 8, 2016:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(643)	$113	$(530)
Expiring in 2016	(213)	—	(213)
Expiring in 2017	(4,263)	—	(4,263)
Total	$(5,119)	$113	$(5,006)

Derivative Transactions Notional Amounts

As of October 8, 2016, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional amount
Wheat contracts	$52,649
Soybean oil contracts	4,718
Natural gas contracts	4,477
Total	$61,844

The company’s derivative instruments contain no credit-risk related contingent features at October 8, 2016.  As of October 8, 2016 and January 2, 2016, the company had $9.8 million and $20.7 million, respectively, in other current assets representing collateral for hedged positions.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at October 8, 2016 and January 2, 2016 (amounts in thousands):

	October 8, 2016	January 2, 2016
Unsecured credit facility	$10,500	$160,000
Unsecured 2013 term loan	—	238,515
3.5% senior notes due 2026	394,009	—
4.375% senior notes due 2022	397,346	396,975
Accounts receivable securitization	140,000	170,000
Capital lease obligations	31,943	20,228
Other notes payable	18,033	18,989
	991,831	1,004,707
Current maturities of long-term debt and capital lease obligations	11,654	74,685
Total long-term debt and capital lease obligations	$980,177	$930,022

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of October 8, 2016 and January 2, 2016, the bank overdraft balance was $12.4 million and $18.0 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $16.3 million and $16.9 million at October 8, 2016 and January 2, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheet.

2026 Notes, 2016 Term Loan, Accounts Receivable Securitization Facility, 2013 Term Loan, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”). The company will pay semiannual interest on the 2026 notes on each April 1 and October 1, beginning on April 1, 2017, and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assign to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of October 8, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,900
Total fees	$6,008

2016 Term Loan. We entered into an unsecured term facility (the “2016 term loan”) on April 19, 2016.  The 2016 term loan provided for a five-year, syndicated, unsecured term loan pursuant to which we may incur term loan borrowings in a single draw up to an aggregate principal amount of $150.0 million.  The proceeds of the 2016 term loan borrowings were used to finance working capital and for general corporate purposes and to pay fees and expenses related to the 2016 term loan.  The company drew down the full amount of the 2016 term loan at execution. The company paid financing costs of $0.6 million in connection with the 2016 term loan.

The 2016 term loan was paid off in full at the time the company entered into the 2026 notes. The payoff was accounted for as an extinguishment of debt with the loss on extinguishment recorded as interest expense.  The extinguishment loss of $0.6 million was immediately recognized at the time the 2016 term loan was paid off. The company has no further obligations under this agreement.

Accounts Receivable Securitization Facility. On July 17, 2013, the company entered into an accounts receivable securitization facility (the “facility”). On August 7, 2014, the company entered into an amendment to the facility. The amendment (i) increased the revolving commitments under the facility to $200.0 million from $150.0 million, (ii) extended the term one year to July 17, 2016, and (iii) made certain other conforming changes. On December 17, 2014, the company executed a second amendment to the facility to add a bank to the lending group. The original commitment amount was split between the original lender and the new lender in the proportion of 62.5% for the original lender and 37.5% for the new lender. This modification, which was accounted for as an extinguishment of the debt, resulted in a charge of $0.1 million, or 37.5%, of the unamortized financing costs. On August 20, 2015, the company executed a third amendment to the facility to extend the term to August 11, 2017 and to add a leverage pricing grid.  This amendment was accounted for as a modification.  On September 30, 2016, the company executed a fourth amendment to the facility to extend the term to September 28, 2018.  This amendment was accounted for as a modification.

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $140.0 million outstanding under the facility as of October 8, 2016 and $170.0 million outstanding under the facility as of January 2, 2016.  As of October 8, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the facility.  The company currently has $54.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 to 100 basis points based on leverage. An unused fee of 25 to 35 basis points is applicable on the unused commitment at each reporting period based on leverage. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in financing costs with the first and second amendments. An additional $0.1 million in financing costs was paid during fiscal 2015 for the second and third amendments.   An additional $0.1 million in financing costs was paid during fiscal 2016 for the fourth amendment.

2013 Term Loan. We entered into a senior unsecured delayed-draw term facility (the “2013 term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the 2013 term loan on July 18, 2013 (the “borrowing date”).

The 2013 term loan was paid off in full on September 28, 2016, at the time the company entered into the 2026 notes.   The company has no further obligations under this agreement.  The payoff was accounted for as an extinguishment of debt with the loss on extinguishment recorded as interest expense.  The extinguishment loss of $1.3 million was recognized at the time the 2013 term loan was paid off.

2022 Notes. On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). The company pays semiannual interest on the 2022 notes on each April 1 and October 1, beginning on October 1, 2012, and the 2022 notes will mature on April 1, 2022. The 2022 notes bear interest at 4.375% per annum. On any date prior to January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal thereof (not including any interest accrued thereon to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 35 basis points, plus in each case, unpaid interest accrued thereon to, but not including, the date of redemption. At any time on or after January 1, 2022, the company may redeem some or all of the 2022 notes at a price equal to 100% of the principal amount of the 2022 notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the 2022 notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the 2022 notes in whole. The 2022 notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the 2022 notes. As of October 8, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement, makes certain terms of the existing agreement consistent with the terms of the 2016 term loan, and amends the terms to permit the indebtedness to be incurred under the 2016 term loan.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of October 8, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the credit facility.

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

The highest outstanding daily balance during the forty weeks ended October 8, 2016 was $244.2 million and the lowest outstanding balance was zero. Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments. During the forty weeks ended October 8, 2016, the company borrowed $1,267.7 million in revolving borrowings under the credit facility and repaid $1,417.2 million in revolving borrowings. The amount available under the credit facility is reduced by $16.3 million for letters of credit. On October 8, 2016, the company had $473.2 million available under its credit facility for working capital and general corporate purposes.

Credit Ratings.  Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB, respectively. Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the 2026 notes, facility, 2022 notes, or credit facility, but could affect future credit availability and cost.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of October 8, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2016	$2,766
2017	11,490
2018	151,794
2019	10,314
2020	15,528
2021 and thereafter	809,301
Total	$1,001,193

The company adopted guidance, as discussed in Note 3, Recently Adopted Accounting Pronouncements, that requires debt issuances costs be presented in the balance sheet as a direct reduction from the carrying amount of the liability.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at October 8, 2016 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
3.5% senior notes due 2026	$400,000	$5,991	$394,009
Other notes payable	18,750	717	18,033
4.375% senior notes due 2022	400,000	2,654	397,346
Total	$818,750	$9,362	$809,388

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 2, 2016 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
Unsecured 2013 term loan	$240,000	$1,485	$238,515
Other notes payable	20,000	1,011	18,989
4.375% senior notes due 2022	400,000	3,025	396,975
Total	$660,000	$5,521	$654,479

10. VARIABLE INTEREST ENTITIES

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE. The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs for specific return or performance benchmarks. In addition, we do not provide, nor do we intend to provide, financial or other support to the entity.

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of October 8, 2016 and January 2, 2016, there was $31.9 million and $20.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

The company typically finances the IDs’ acquisition of the distribution rights and also enters into a contract with the ID to sell product at a discount for distribution in the IDs’ territory covered by their distribution rights. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provide a level of protection and funding to the equity owners of the various IDs that would not otherwise be available. As of October 8, 2016 and January 2, 2016, there was $70.2 million and $50.8 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

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

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental regulations affecting the company and its properties.  On August 9, 2016, the U.S. Department of Labor (the “DOL”) notified the company that it was scheduled for a compliance review under the Fair Labor Standards Act.  The company is cooperating with the DOL.

At this time, the company is defending 24 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Eighteen of these lawsuits seek class and/or collective action treatment. The remaining six cases allege individual claims and do not seek class or collective action treatment. The respective courts have ruled on plaintiffs’ motions for class certification in six of the pending cases, each of which is discussed below:

•

Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC: In March 2013, the U.S. District Court for the Western District of North Carolina (Charlotte Division) conditionally certified a class action for claims under the Fair Labor Standards Act (“FLSA”) related to a complaint filed against the company and one of its subsidiaries on September 12, 2012, by Scott Rehberg and certain other plaintiffs.  The parties are currently participating in mediation pursuant to the court’s order.

•

Martinez et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Henderson, LLC:  On February 1, 2016, the U.S. District Court for the Central District of California denied a motion for conditional class certification under the FLSA related to a complaint filed against the company and certain of its subsidiaries on July 20, 2016 by Giovanni Martinez and certain other plaintiffs.  This lawsuit was settled on confidential terms and was dismissed by the court on July 7, 2016.

•

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC:  On August 12, 2016, the U.S. District Court for the Western District of Tennessee granted conditional class certification under the FLSA related to a complaint filed against the company and one of its subsidiaries on July 2, 2015, by Jacky Stewart and certain other plaintiffs.  The court limited the class to distributors operating out of designated warehouse locations in the state of Tennessee only.

•

Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.:  On August 30, 2016, the U.S. District Court for the District of Arizona granted class certification under the FLSA related to a complaint filed against the company and one of its subsidiaries on July 20, 2015 by Terry Coyle.

•

McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC: On October 24, 2016, the U.S. District Court for the District of South Carolina granted conditional class certification under the FLSA related to a complaint filed against the company and one of its subsidiaries in January 20, 2016 by Paul McCurley.

•

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC: On November 7, 2016, the U.S. District Court for the District of Vermont granted conditional class certification the FLSA related to a complaint filed against the company and certain of its subsidiaries on December 2, 2015 by Nick Neff and certain other plaintiffs.

The company and/or its respective subsidiaries are vigorously defending all of these lawsuits. Given the stage of the complaints and the claims and issues presented, except for lawsuits disclosed herein that have reached a settlement or agreement in principle, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

On November 8, 2016, Flowers Foods' subsidiary, Lepage Bakeries, reached an agreement to settle a lawsuit seeking class action treatment (Bokanoski et al. v. Lepage Bakeries Park Street, LLC and CK Sales Co., LLC), originally filed by Bart Bokanoski and certain other plaintiffs in the U.S. District Court for the District of Connecticut on January 6, 2015, for $1.25 million, including attorneys' fees. The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model. This agreement, which includes 49 territories, is subject to court approval.  This settlement is recorded in selling, distribution and administrative expenses in our Condensed Consolidated Statements of Income for the twelve and forty weeks ended October 8, 2016.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the twelve and forty weeks ended October 8, 2016 and October 10, 2015 (amounts and shares in thousands, except per share data):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net income	$40,216	$43,796	$150,734	$156,945
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,402	210,842	208,649	210,318
Basic earnings per common share	$0.19	$0.21	$0.72	$0.75
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	207,402	210,842	208,649	210,318
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,542	2,468	1,915	2,603
Diluted weighted average shares outstanding for common stock	208,944	213,310	210,564	212,921
Diluted earnings per common share	$0.19	$0.21	$0.72	$0.74

There were no anti-dilutive shares during the twelve and forty weeks ended October 8, 2016 and October 10, 2015.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on October 8, 2016.

The stock option activity for the forty weeks ended October 8, 2016 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2016	4,353	$10.97
Exercised	(1,716)	$10.99
Outstanding at October 8, 2016	2,637	$10.95	0.91	$9,907
Exercisable at October 8, 2016	2,637	$10.95	0.91	$9,907

As of October 8, 2016, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the forty weeks ended October 8, 2016 and October 10, 2015 were as follows (amounts in thousands):

	October 8, 2016	October 10, 2015
Cash received from option exercises	$18,862	$18,571
Cash tax windfall, net	$2,462	$7,282
Intrinsic value of stock options exercised	$10,503	$23,366

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

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2015 award is being expensed at 105% of ROI Target and the 2016 award is being expensed at 100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Vesting date	2/21/2018	3/1/2017
Fair value per share	$21.49	$19.14

Performance-Contingent Restricted Stock (2014 Grant)

In connection with the vesting of the performance-contingent restricted stock granted in January 2014, during the forty weeks ended October 8, 2016, 248,872 common shares available for this grant were reduced because the company attained only 27% of the S&P TSR target of the grant (“TSR modifier”). An additional 13,637 common shares were reduced because the company attained 96% of the ROI Target (“ROIC modifier”). At vesting, the company paid accumulated dividends of $0.4 million. The tax shortfall at vesting of these awards was $2.9 million.

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the forty weeks ended October 8, 2016, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 2, 2016	1,349	$21.26
Initial grant at target	801	$22.83
Grant reduction for not achieving the ROIC modifier	(14)	$21.47
Grant reduction for not achieving the TSR modifier	(249)	$23.97
Vested	(312)	$22.02
Forfeited	(26)	$23.60
Nonvested shares at October 8, 2016	1,549	$21.53

As of October 8, 2016, there was $14.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.18 years. The total intrinsic value of shares vested during the period ended October 8, 2016 was $7.2 million.

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

The deferred stock activity for the forty weeks ended October 8, 2016 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at January 2, 2016	126	$21.89
Vested	(72)	$21.59
Granted	95	$19.30
Nonvested shares at October 8, 2016	149	$20.39	0.61	$1,335

As of October 8, 2016, there was $1.2 million of total unrecognized compensation cost related to deferred stock awards granted under the Ominbus Plan that will be recognized over a weighted-average period of 0.61 years.  The total intrinsic value of shares vested during the period ended October 8, 2016 was less than $1.3 million.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and were exercisable over nine years. The company recorded compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model.  All remaining shares outstanding at January 2, 2016 were exercised during the forty weeks ended October 8, 2016.

Share-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock based compensation expense for the twelve and forty weeks ended October 8, 2016 and October 10, 2015, respectively (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Performance-contingent restricted stock awards	$3,220	$1,811	$13,335	$11,457
Deferred and restricted stock	479	548	1,682	1,658
Stock appreciation rights	—	124	(12)	176
Total stock based compensation	$3,699	$2,483	$15,005	$13,291

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at October 8, 2016 as compared to accounts at January 2, 2016 (amounts in thousands):

	October 8, 2016	January 2, 2016
Current benefit liability	$1,118	$1,118
Noncurrent benefit liability	$127,878	$76,541
Accumulated other comprehensive loss, net of tax	$117,732	$86,610

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost. Since the lump sums paid or expected to be paid in 2016 exceed that threshold, the company recognized a settlement charge of $4.6 million in the second quarter. The company recognized a settlement charge of $1.8 million in the third quarter.  An additional settlement charge may be recognized in the fourth quarter. The amount of the charge will depend on the amount settled and the plan’s unrecognized net gain or loss at the end of the fourth quarter.

The company used a measurement date of December 31, 2015 for the defined benefit and post-retirement benefit plans described below (excluding Plan No. 1 which has a measurement date of September 30, 2016 due to the settlement). We believe that the difference in the fair value of plan assets between the measurement date of December 31, 2015 and our fiscal year end date of January 2, 2016 was not material and that for practical purposes the measurement date of December 31, 2015 was used throughout for preparation of our financial statements.  The increase in the actuarial loss from January 2, 2016 to October 8, 2016 is primarily due to a decrease in the discount rate used to measure the obligation at the time of re-measurement, which resulted in an increase to the noncurrent benefit liability above.

The company voluntarily contributed $1.0 million to our qualified pension plans during our third quarter.  We do not anticipate making additional contributions to our qualified pension plans during the remainder of fiscal 2016.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Service cost	$192	$201	$639	$671
Interest cost	3,140	4,155	10,557	13,849
Expected return on plan assets	(6,325)	(6,840)	(20,394)	(22,801)
Settlement loss	1,832	—	6,473	—
Amortization of prior service cost	96	—	291	—
Amortization of net loss	2,175	1,149	5,128	3,830
Total net periodic benefit (income) cost	$1,110	$(1,335)	$2,694	$(4,451)

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Service cost	$93	$92	$308	$307
Interest cost	71	83	237	277
Amortization of prior service credit	(49)	(108)	(163)	(361)
Amortization of net gain	(105)	(135)	(349)	(449)
Total net periodic benefit (income) cost	$10	$(68)	$33	$(226)

401(k) Retirement Savings Plan

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the forty weeks ended October 8, 2016 and October 10, 2015, the total cost and employer contributions were $22.3 million and $20.5 million, respectively.  During the twelve weeks ended October 8, 2016 and October 10, 2015, the total cost and employer contributions were $6.5 million and $6.0 million, respectively.

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods 401(k) Retirement Savings Plan during the forty weeks ended October 8, 2016.

15. INCOME TAXES

The company’s effective tax rate for the forty weeks ended October 8, 2016 and October 10, 2015 was 35.1% and 35.4%, respectively.  The decrease in the rate is primarily related to certain nondeductible acquisition-related costs recognized in the prior year and an increase in the qualifying domestic production activities deduction (“Section 199”).  The most significant differences in the effective rate and the federal statutory rate are additions for state income taxes, offset by reductions for Section 199.

During the forty weeks ended October 8, 2016, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was immaterial. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company early adopted guidance discussed in Note 3, Recently Adopted Accounting Pronouncements, and retrospectively adjusted our current deferred income tax asset balance of $37.2 million at January 2, 2016 to the long-term deferred income tax liability balance.  The Condensed Consolidated Balance Sheet at October 8, 2016 reflects this change.

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

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Twelve Weeks Ended		For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Sales:
DSD Segment	$784,768	$761,006	$2,603,006	$2,513,397
Warehouse Segment	182,706	169,190	615,798	560,935
Eliminations:
Sales from Warehouse Segment to DSD Segment	(32,835)	(30,155)	(111,320)	(105,192)
Sales from DSD Segment to Warehouse Segment	(15,848)	(14,739)	(49,316)	(48,998)
	$918,791	$885,302	$3,058,168	$2,920,142
Depreciation and amortization:
DSD Segment	$27,852	$25,928	$92,906	$88,103
Warehouse Segment	4,585	3,549	15,462	11,920
Unallocated corporate costs(1)	93	(58)	227	(319)
	$32,530	$29,419	$108,595	$99,704
Income (loss) from operations:
DSD Segment	$66,331	$73,803	$238,415	$251,068
Warehouse Segment	12,311	11,393	46,762	41,667
Unallocated corporate costs(1)	(12,511)	(15,445)	(42,455)	(46,405)
	$66,131	$69,751	$242,722	$246,330
Interest expense	$(9,440)	$(5,992)	$(26,157)	$(20,349)
Interest income	$4,757	$5,114	$15,686	$17,029
Income before income taxes	$61,448	$68,873	$232,251	$243,010

(1)	Represents costs allocated to the company’s corporate head office.

Sales by product category in each reportable segment are as follows for the twelve and forty weeks ended October 8, 2016 and October 10, 2015 (amounts in thousands):

	For the Twelve Weeks Ended			For the Twelve Weeks Ended
	October 8, 2016			October 10, 2015
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$496,403	$38,072	$534,475	$471,506	$29,427	$500,933
Store Branded Retail	110,484	26,483	136,967	108,736	27,528	136,264
Non-retail and Other	162,033	85,316	247,349	166,025	82,080	248,105
Total	$768,920	$149,871	$918,791	$746,267	$139,035	$885,302

	For the Forty Weeks Ended			For the Forty Weeks Ended
	October 8, 2016			October 10, 2015
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded Retail	$1,646,602	$136,414	$1,783,016	$1,555,824	$100,247	$1,656,071
Store Branded Retail	359,944	94,031	453,975	358,523	89,064	447,587
Non-retail and Other	547,144	274,033	821,177	550,052	266,432	816,484
Total	$2,553,690	$504,478	$3,058,168	$2,464,399	$455,743	$2,920,142

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

The company is also selling certain plants and depots that it acquired in July 2013 from Hostess Brands, Inc., which initially included 20 closed plants and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots do not meet our long-term operating strategy, and we are actively marketing them for sale. Since the acquisition, the company has sold ten plants and 19 depots through October 8, 2016.  Three of the plants have been opened, four of the plants are currently reported as held for sale (and are being actively marketed for sale) and three of the plants are under review for future use.  We continually review the Acquired Hostess Bread Assets and during our third quarter of fiscal 2016 we decided to market an additional plant as held for sale.  There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Condensed Consolidated Balance Sheet in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

Additional assets recorded in assets held for sale are for property, plant and equipment, exclusive of the assets acquired as part of the Acquired Hostess Bread Assets discussed above. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of October 8, 2016 and January 2, 2016, respectively (amounts in thousands):

	October 8, 2016	January 2, 2016
Distributor territories	$30,780	$28,325
Acquired Hostess Bread Assets plants and depots	7,764	3,082
Other	5,142	4,784
Total assets held for sale	$43,686	$36,191

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

During the forty weeks ended October 8, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were repurchased (and settled) under an authorized share repurchase plan and the ASR.  From the inception of the plan through October 8, 2016, 67.8 million shares, at a cost of $630.4 million, have been repurchased.

19. SUBSEQUENT EVENTS

The company has evaluated subsequent events since October 8, 2016, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the item discussed below.

On November 8, 2016, the company reached an agreement to settle a class-action lawsuit.  See Note 11, Litigation, for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the twelve and forty weeks ended October 8, 2016 should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Form 10-K”).

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

There were several significant events that will provide additional context while reading this discussion. These events include:

•

Issuance of $400.0 million of senior notes and payoff of existing term loans — On September 28, 2016, we issued $400.0 million of senior notes (the “2026 notes”) which bear interest at 3.50% per annum paid in arrears semiannually on each April 1 and October 1, beginning on April 1, 2017.  The 2026 notes mature on October 1, 2026.  Proceeds from the 2026 notes were used to repay debt currently outstanding under our existing term loan facilities and a portion of our accounts receivable securitization facility (“the facility”).  Debt issuance costs of $1.9 million associated with the term loan facilities were recorded as interest expense in our Condensed Consolidated Statements of Income for the twelve and forty weeks ended October 8, 2016.  See Note 9, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Form 10-Q”) for additional information.

•

Amendment to accounts receivable securitization facility — On September 30, 2016, we amended the facility to extend the term to September 28, 2018.  See Note 9, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

•

Enterprise-wide business and operational review — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  Through this review, the company is evaluating opportunities to streamline our operations, drive efficiencies and invest in strategic capabilities that strengthen our competitive position and drive revenue growth. Consulting costs associated with the project are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statement of Income and we anticipate continued costs in subsequent quarters.

•

Pension risk mitigation plan — In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Lump sum distributions paid during the forty weeks ended October 8, 2016 along with anticipated additional lump sum payments in the remainder of fiscal 2016, triggered settlement charges of $1.8 million and $6.5 million for the twelve and forty weeks ended October 8, 2016, respectively.  We anticipate an additional settlement charge to be recorded in our fourth quarter of fiscal 2016 as eligible plan participants elect the lump sum payment option.  See Note 14, Post-retirement Plans, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

•

Nationwide launch of Dave’s Killer Bread brand — On April 25, 2016, the beginning of the second quarter of fiscal 2016, we began the national rollout of our organic, non-GMO Dave’s Killer Bread (“DKB”) brand on our direct-store-delivery (“DSD”) network.  We have completed the launch of the DKB products and these products are now available in over 16,000 stores within our DSD geographic footprint.  Sales of the DKB brand, including sales from the nationwide launch, were included in acquisition sales until the first anniversary of the acquisition on September 12, 2016.  After this date, these sales were and will continue to be included in core or expansion markets as determined by the market in which they are sold.

•

Conversion of our Tuscaloosa, Alabama bakery to organic production — At the end of the first quarter of fiscal 2016, we completed the conversion of our Tuscaloosa, Alabama plant to an all-organic production facility.  We incurred start-up costs related to the conversion of approximately $2.5 million, of which $0.3 million is included in depreciation and amortization expense and the remainder is included in materials, supplies, labor and other production costs in our Condensed Consolidated Statement of Income for the forty weeks ended October 8, 2016.  The plant began producing for the market at the beginning of the second quarter of fiscal 2016.

•

2016 Term Loan — On April 19, 2016, we entered into a five-year, syndicated, unsecured credit agreement (the “2016 term loan”) which allows the company to incur term loan borrowings, in a single draw, up to an aggregate principle amount of $150.0 million.  We incurred transaction costs of approximately $0.6 million which were being amortized over the life of the 2016 term loan.  The company drew down the full amount of the 2016 term loan at execution.  As discussed above, the 2016 term loan was paid off in full with proceeds from the issuance of the 2026 notes and the related debt issuance costs were recorded as interest expense.

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

Business

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever baked foods are purchased or consumed — whether in retail or foodservice channels.  The company currently has 49 operating plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes and tortillas.

Segments and delivery methods

The company has two business segments that reflect its two distinct methods of delivering products to market. The DSD Segment products are delivered fresh to customers through a network of independent distributors who are incentivized to grow sales and to build equity in their distributorships.  The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods. The warehouse delivery segment (the “Warehouse Segment”) ships fresh and frozen products to customers’ warehouses nationwide.  Customers then distribute these products to their depots, stores, or restaurants.  Flowers’ plants fall into either the DSD Segment or Warehouse Segment depending on the primary method of delivery used to sell their products.

The DSD Segment operates a highly involved system of reciprocal baking whereby each plant has an assigned production mission to produce certain items for its own market as well as for other DSD Segment plants’ markets and the Warehouse Segment. This system allows for long and efficient production runs that help the company maintain its position as a low-cost producer. Plants within regional networks exchange products overnight through a third-party transportation system so that at the beginning of each sales day every DSD Segment plant has a full complement of fresh products for its independent distributors to provide to their retail and foodservice customers.

The company has invested significant capital in its plants for several decades to ensure its production is as efficient as possible, uses technology effectively, provides consistent excellent product quality, and offers a good working environment for team members. During the forty weeks ended October 8, 2016, we had capital expenditures of $67.4 million.

Consumers and our product portfolio

Flowers recognizes the need to stay in touch with changing consumer trends regarding baked foods. As a result, ongoing research on consumer preferences is conducted and external resources are engaged to help ensure our bakery products remain on trend with consumers’ changing taste, texture, and flavor trends. Our marketing, quality assurance, and research and development teams collaborate regularly as new products are considered, developed, tested, and introduced.

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

On September 12, 2015, we completed the DKB acquisition, which includes a full product line of super premium whole-grain 100% organic and non-GMO bakery products sold under the DKB label, the leading organic bread brand in the U.S.  During the second quarter of fiscal 2016, we began the national rollout of the DKB brand on our DSD network.  The rollout is complete as we have introduced the DKB products throughout our DSD geographic footprint.

On July 19, 2013, we completed the acquisition of the Acquired Hostess Bread Assets which included the Wonder, Home Pride, Merita and Butternut bread brands, 20 closed plants and 36 depots.  These bread brands were taken off the market when Hostess Brands, Inc. ceased operations in November 2012.  Late in the third quarter of fiscal 2013, we began reintroducing these brands to the marketplace within our DSD Segment.  We are continuing to reintroduce these brands as we expand into new markets.

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

Strengths and core competencies

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvements in the operating results of our existing plants and, after detailed analysis, acquiring companies and properties that add value to the company. We believe this strategy has resulted in consistent and sustainable growth that will continue to build value for our shareholders.

The company also is committed to maintaining a collaborative, in-house information technology team, as well as certain outsourced services, that meets all of our plants’ needs and maximizes efficiencies. The consumer packaged goods industry has used scan-based trading technology (referred to as “pay by scan” or “PBS”) over several years to share information between the supplier and retailer. An extension of this technology allows the retailer to pay the supplier when the consumer purchases the goods rather than at the time they are delivered to the retailer. In addition, PBS permits the capture of information to more accurately track trends in product sales and manage inventory.

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

We believe our highly automated plants, with teams that focus on quality, bake products that meet consumers’ needs. We strive to maintain and exceed service levels for our customers, consumers, and suppliers. The design of our delivery systems and segments permits us to allocate management time and resources to meet marketplace expectations.

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

Sales are principally affected by pricing, quality, brand recognition, new product introductions, product line extensions, marketing, and service. Sales for the twelve weeks ended October 8, 2016 increased 3.8% as compared to the same period in the prior year. This increase was due to both the DKB and Alpine acquisition contribution, partially offset by decreased volume in non-acquisition related sales.

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

Valuation of Indefinite-Lived Intangible Assets

The company evaluates the recoverability of our indefinite-lived intangible assets that are not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired.  In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life.  The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.  There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks. Based on management’s evaluation, no impairment charges relating to intangible assets were recorded during the forty weeks ended October 8, 2016.

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

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the twelve weeks ended October 8, 2016 and October 10, 2015, are set forth below (dollars in thousands):

	For the Twelve Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015	Dollars	%
Sales
DSD Segment	$768,920	$746,267	83.7	84.3	$22,653	3.0
Warehouse Segment	149,871	139,035	16.3	15.7	10,836	7.8
Total	$918,791	$885,302	100.0	100.0	$33,489	3.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$368,564	$362,362	47.9	48.6	$6,202	1.7
Warehouse Segment(1)	108,196	101,683	72.2	73.1	6,513	6.4
Total	$476,760	$464,045	51.9	52.4	$12,715	2.7
Selling, distribution and administrative expenses
DSD Segment(1)	$306,173	$284,174	39.8	38.1	$21,999	7.7
Warehouse Segment(1)	24,779	22,410	16.5	16.1	2,369	10.6
Corporate(2)	10,586	15,503	—	—	(4,917)	(31.7)
Total	$341,538	$322,087	37.2	36.4	$19,451	6.0
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	1,832	—	—	—	1,832	NM
Total	$1,832	$—	0.2	—	$1,832	NM
Depreciation and amortization
DSD Segment(1)	$27,852	$25,928	3.6	3.5	$1,924	7.4
Warehouse Segment(1)	4,585	3,549	3.1	2.6	1,036	29.2
Corporate(2)	93	(58)	—	—	151	NM
Total	$32,530	$29,419	3.5	3.3	$3,111	10.6
Income from operations
DSD Segment(1)	$66,331	$73,803	8.6	9.9	$(7,472)	(10.1)
Warehouse Segment(1)	12,311	11,393	8.2	8.2	918	8.1
Corporate(2)	(12,511)	(15,445)	—	—	2,934	19.0
Total	$66,131	$69,751	7.2	7.9	$(3,620)	(5.2)
Interest expense, net	$4,683	$878	0.5	0.1	$3,805	433.4
Income taxes	$21,232	$25,077	2.3	2.8	$(3,845)	(15.3)
Net income	$40,216	$43,796	4.4	4.9	$(3,580)	(8.2)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the forty weeks ended October 8, 2016 and October 10, 2015, are set forth below (dollars in thousands):

	For the Forty Weeks Ended
			Percentage of Sales		Increase (Decrease)
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015	Dollars	%
Sales
DSD Segment	$2,553,690	$2,464,399	83.5	84.4	$89,291	3.6
Warehouse Segment	504,478	455,743	16.5	15.6	48,735	10.7
Total	$3,058,168	$2,920,142	100.0	100.0	$138,026	4.7
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,217,629	$1,178,775	47.7	47.8	$38,854	3.3
Warehouse Segment (1)	358,276	328,439	71.0	72.1	29,837	9.1
Total	$1,575,905	$1,507,214	51.5	51.6	$68,691	4.6
Selling, distribution and administrative expenses
DSD Segment (1)	$1,004,740	$944,178	39.3	38.3	$60,562	6.4
Warehouse Segment(1)	83,978	73,717	16.6	16.2	10,261	13.9
Corporate(2)	35,755	46,724	—	—	(10,969)	(23.5)
Total	$1,124,473	$1,064,619	36.8	36.5	$59,854	5.6
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	6,473	—	—	—	6,473	NM
Total	$6,473	$—	0.2	—	$6,473	NM
Impairment of assets
DSD Segment(1)	$—	$2,275	—	0.1	$(2,275)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$—	$2,275	—	0.1	$(2,275)	NM
Depreciation and amortization
DSD Segment(1)	$92,906	$88,103	3.6	3.6	$4,803	5.5
Warehouse Segment(1)	15,462	11,920	3.1	2.6	3,542	29.7
Corporate(2)	227	(319)	—	—	546	NM
Total	$108,595	$99,704	3.6	3.4	$8,891	8.9
Income from operations
DSD Segment(1)	$238,415	$251,068	9.3	10.2	$(12,653)	(5.0)
Warehouse Segment(1)	46,762	41,667	9.3	9.1	5,095	12.2
Corporate(2)	(42,455)	(46,405)	—	—	3,950	8.5
Total	$242,722	$246,330	7.9	8.4	$(3,608)	(1.5)
Interest expense, net	$10,471	$3,320	0.3	0.1	$7,151	215.4
Income taxes	$81,517	$86,065	2.7	2.9	$(4,548)	(5.3)
Net income	$150,734	$156,945	4.9	5.4	$(6,211)	(4.0)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

CONSOLIDATED AND SEGMENT RESULTS

TWELVE WEEKS ENDED OCTOBER 8, 2016 COMPARED TO TWELVE WEEKS ENDED OCTOBER 10, 2015

Consolidated Sales.

	For the Twelve Weeks Ended
	October 8, 2016		October 10, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$534,475	58.2	$500,933	56.6	6.7
Store branded retail	136,967	14.9	136,264	15.4	0.5
Non-retail and other	247,349	26.9	248,105	28.0	(0.3)
Total	$918,791	100.0	$885,302	100.0	3.8

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.3
Volume	(0.9)
Acquisitions (until cycled the acquisition date)	4.4
Total percentage change in sales	3.8

Sales category discussion

The DKB and Alpine acquisitions drove the overall increase in sales, partially offset by softer volume for other branded retail products due to a highly competitive marketplace.  Growth in branded organic sales due to the DKB and Alpine acquisitions, and to a lesser extent positive price/mix in the branded retail category, resulted in the significant increase in sales in that category, partially offset by declines most notably in branded soft variety and branded cake.  Sales of the DKB brand are continuing to grow in both our core and expansion markets due to the national rollout, which began in the second quarter of fiscal 2016, as well as increased marketing efforts.  The increase in store branded retail sales was mostly attributable to increases in sales of store branded variety bread partially offset by declines in store branded cake due to volume declines.

DSD Segment Sales.

	For the Twelve Weeks Ended
	October 8, 2016		October 10, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$496,403	64.5	$471,506	63.2	5.3
Store branded retail	110,484	14.4	108,736	14.6	1.6
Non-retail and other	162,033	21.1	166,025	22.2	(2.4)
Total	$768,920	100.0	$746,267	100.0	3.0

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	1.1
Volume	(2.1)
Acquisition (until cycled the acquisition date)	4.0
Total percentage change in sales	3.0

Sales category discussion

The DSD Segment sales increase was due to the DKB acquisition contribution and positive price/mix, partially offset by softer volume for other branded retail items.  Excluding acquisition sales until the first anniversary of the acquisition date, volumes were negatively impacted by a highly competitive marketplace, partially offset by growth in branded organic bread resulting from the national rollout of the DKB brand beginning in the second quarter of fiscal 2016.  The overall increase in branded retail sales was due to the acquisition and the national rollout of the DKB brand, partially offset by declines in most other branded retail items, of which branded soft variety bread and branded cake experienced the largest declines.  Store branded retail sales increased primarily due to volume gains in store branded variety bread.  Non-retail and other sales decreased primarily due to volume declines in foodservice and institutional sales, partially offset by positive pricing/mix.

Warehouse Segment Sales.

	For the Twelve Weeks Ended
	October 8, 2016		October 10, 2015
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$38,072	25.4	$29,427	21.2	29.4
Store branded retail	26,483	17.7	27,528	19.8	(3.8)
Non-retail and other	85,316	56.9	82,080	59.0	3.9
Total	$149,871	100.0	$139,035	100.0	7.8

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(1.3)
Volume	2.8
Acquisition	6.3
Total percentage change in sales	7.8

Sales category discussion

Overall, the significant sales increase in the Warehouse Segment was due to the Alpine acquisition sales and to a lesser extent, volume growth in the non-retail and other category.  Excluding the Alpine acquisition, negative pricing/mix in the non-retail and other category was partially offset by positive price/mix in the branded retail category.  The increase in branded retail sales was due to the Alpine acquisition contribution and to a lesser extent increased bakery deli sales.  Store branded retail sales decreased mainly due to volume decreases in store branded cake.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to volume increases in foodservice sales, driven by new foodservice products for certain of our customers, and increases in contract manufacturing, partially offset by negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.9	25.5	(0.6)
Workforce-related costs	14.6	14.3	0.3
Packaging	4.4	4.6	(0.2)
Utilities	1.6	1.7	(0.1)
Other	6.4	6.3	0.1
Total	51.9	52.4	(0.5)

Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour and oils and significantly lower egg prices, partially offset by increased purchases of higher priced organic ingredients and higher sweetener prices.  As anticipated, outside purchases of product have begun to moderate due to the additional organic production capacity provided by our Tuscaloosa, Alabama plant which began producing organic bread at the beginning of the second quarter of fiscal 2016.  Additionally, the Warehouse Segment’s Alpine facility produces certain DKB products for the DSD Segment.  Workforce-related costs increased as a percent of sales mostly due to wage increases on softer non-acquisition related sales.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	22.2	23.0	(0.8)
Workforce-related costs	12.8	12.5	0.3
Packaging	3.1	3.3	(0.2)
Utilities	1.5	1.6	(0.1)
Other	8.3	8.2	0.1
Total	47.9	48.6	(0.7)

Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour, eggs and oils and increases in product purchases from the Warehouse Segment (sales with no associated ingredient costs), partially offset by increased purchases of higher priced organic ingredients.  Workforce-related costs increased as a percent of sales principally due to wage increases on softer non-acquisition related sales, partially offset by increased purchases from the Warehouse Segment (sales with no associated workforce-related costs).  Packaging costs as a percent of sales decreased primarily due to lower resin prices.  As anticipated, outside purchases of DKB products have decreased due to the added production capacity of the Tuscaloosa, Alabama plant as well as the Alpine facility in the Warehouse Segment.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.8	38.7	0.1
Workforce-related costs	24.2	23.8	0.4
Packaging	11.0	11.7	(0.7)
Utilities	2.0	2.0	—
Other	(3.8)	(3.1)	(0.7)
Total	72.2	73.1	(0.9)

Overall, lower costs for Alpine as a percent of the Warehouse Segment sales largely drove the decrease.  Ingredient costs increased slightly as a percent of sales primarily due to increased purchases of higher priced organic ingredients, higher prices for sweeteners and increased sales to the DSD Segment (ingredient costs with no associated sales), partially offset by significantly lower egg prices and lower prices for non-organic flour.  Workforce-related costs increased as a percent of sales due to increased sales of product to the DSD Segment (workforce-related costs with no associated sales) and the addition of a production line at one of our existing facilities.  Packaging costs decreased as a percent of sales primarily due to a shift in mix from cake to bread items which carry a lower packaging cost and lower paperboard and resin prices.  The other line item mostly reflects the increase in intercompany sales of product to the DSD Segment.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.7	16.8	0.9
Distributor distribution fees	12.6	13.4	(0.8)
Other	6.9	6.2	0.7
Total	37.2	36.4	0.8

The increase in workforce-related costs as a percent of sales was primarily due to a smaller percentage of our sales being sold via independent distributors in the current quarter as compared to the prior year quarter.  Distributor distribution fees decreased as a percent of sales due to the item discussed above.  Higher marketing and legal expenses drove the increase in the other line item component, partially offset by prior year acquisition-related costs of $5.0 million.  Marketing expenses increased as a percent of sales primarily due to promoting the DKB and Alpine brands.  Legal costs increased mainly due to the on-going distributor lawsuits and a $1.25 million legal settlement recorded in the current quarter.  See Note 11, Litigation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  As discussed in the “Overview” section above, the company incurred consulting costs associated with Project Centennial, an enterprise-wide business and operational review.  Prior year consulting costs mostly offset the current year costs. We anticipate continued consulting costs related to the project in subsequent quarters.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8	16.9	0.9
Distributor distribution fees	15.1	16.0	(0.9)
Other	6.9	5.2	1.7
Total	39.8	38.1	1.7

Workforce-related costs increased as a percentage of sales due to a smaller portion of our sales being sold via independent distributors in the current quarter as compared to the prior year quarter which resulted in decreased distributor distribution fees.  Softer non-acquisition related sales also contributed to the increased workforce-related costs as a percent of sales.  The increase in the other line item as a percentage of sales was driven by higher legal costs related to the distributor lawsuits and a $1.25 million legal settlement as discussed above, increased marketing costs due to promoting the DKB brand and increased corporate overhead charges to the DSD Segment.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Twelve Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.7	7.6	0.1
Freezer storage/rent	2.1	2.1	—
Distribution costs (includes freight and shipping and hauling)	2.1	2.2	(0.1)
Other	4.6	4.2	0.4
Total	16.5	16.1	0.4

The increase in the other line item was mostly attributable to higher promotional spending related to the Alpine brand.

Pension Plan Settlement Loss. We recorded a settlement charge of $1.8 million during the twelve weeks ended October 8, 2016.  Refer to the pension risk mitigation plan discussed in the “Overview” section above for additional details.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to higher amortization expense related to the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

Income from Operations. The table below summarizes the percentage change in income from operations by segment for the twelve weeks ended October 8, 2016 compared to the twelve weeks ended October 10, 2015:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(10.1)	(1.3)
Warehouse Segment	8.1	—
Unallocated corporate	19.0	NA
Consolidated	(5.2)	(0.7)

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment operating income as a percent of sales was primarily driven by higher selling, distribution and administrative expenses as a percent of sales discussed above, partially offset by lower ingredient costs.  The Warehouse Segment operating income as a percent of sales was consistent with prior year.  The favorable change in unallocated corporate expenses was primarily due to increased overhead charges to the segments in the current year quarter and the $5.0 million of acquisition-related costs incurred in the prior year quarter, partially offset by the $1.8 million pension plan settlement loss in the current year quarter.  In the prior year quarter, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense. The increase was due to expensing debt issuance costs of $1.9 million associated with our existing term loan facilities that were paid off with proceeds from the issuance of the 2026 notes.  Additionally, higher average amounts outstanding under the company’s debt arrangements resulted in increased interest expense.  We borrowed under our credit facilities in the second half of fiscal 2015 to fund the DKB and Alpine acquisitions, as well as in the first quarter of fiscal 2016 for the ASR.

Income Taxes. The effective tax rate for the twelve weeks ended October 8, 2016 was 34.6% compared to 36.4% in the prior year quarter.  The decrease in the rate was primarily due to certain non-deductible acquisition-related costs recognized in the prior year quarter and an increase in the qualifying domestic production activities deduction (Section 199) in the current year quarter.  The adjustment to the year to date tax expense to reflect a lower annualized effective tax rate also decreased income tax expense for the current quarter.  The most significant differences in the effective rate and the statutory rate were related to state income taxes, partially offset by reductions for the qualifying domestic production activities deduction.

FORTY WEEKS ENDED OCTOBER 8, 2016 COMPARED TO FORTY WEEKS ENDED OCTOBER 10, 2015

Consolidated Sales.

	For the Forty Weeks Ended
	October 8, 2016		October 10, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,783,016	58.3	$1,656,071	56.7	7.7
Store branded retail	453,975	14.8	447,587	15.3	1.4
Non-retail and other	821,177	26.9	816,484	28.0	0.6
Total	$3,058,168	100.0	$2,920,142	100.0	4.7

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.4)
Volume	—
Acquisitions (until cycled the acquisition date)	5.1
Total percentage change in sales	4.7

Sales category discussion

Sales from the DKB and Alpine acquisitions resulted in the overall sales increase.  Price/mix declines were mostly attributable to the non-retail and other category, partially offset by positive price/mix in the branded retail category.  Branded retail sales grew due to the DKB and Alpine acquisitions contribution and positive price/mix.  Partially offsetting the increase was softer sales in other branded retail products, most significantly branded soft variety bread, due to reductions in promotional activities and a competitive marketplace.  The increase in store branded retail sales was mostly attributable to increases in sales of store branded cake and variety bread.  The modest increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was mainly due to increases in foodservice and vending, mostly offset by decreases in price/mix.

DSD Segment Sales.

	For the Forty Weeks Ended
	October 8, 2016		October 10, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$1,646,602	64.5	$1,555,824	63.1	5.8
Store branded retail	359,944	14.1	358,523	14.5	0.4
Non-retail and other	547,144	21.4	550,052	22.4	(0.5)
Total	$2,553,690	100.0	$2,464,399	100.0	3.6

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	(1.7)
Acquisition (until cycled the acquisition date)	4.6
Total percentage change in sales	3.6

Sales category discussion

The DKB acquisition sales contribution and positive price/mix resulted in the DSD Segment sales increase, partially offset by volume declines, largely in other branded retail products.  Excluding acquisition sales until the first anniversary of the acquisition date, volumes were negatively impacted by decreased promotional activity and a competitive marketplace, partially offset by growth in branded organic bread from the national rollout of the DKB brand.  The increase in branded retail sales was due to the DKB acquisition and positive price/mix, partially offset by decreases in most other branded retail products, with the largest decline in branded soft variety bread.  The modest decrease in non-retail and other sales was mainly attributable to a decrease in institutional sales, partially offset by increased foodservice sales.

Warehouse Segment Sales.

	For the Forty Weeks Ended
	October 8, 2016		October 10, 2015		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$136,414	27.0	$100,247	22.0	36.1
Store branded retail	94,031	18.6	89,064	19.5	5.6
Non-retail and other	274,033	54.4	266,432	58.5	2.9
Total	$504,478	100.0	$455,743	100.0	10.7

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.3)
Volume	5.2
Acquisition	7.8
Total percentage change in sales	10.7

Sales category discussion

Sales in the Warehouse Segment increased significantly due to the Alpine acquisition and to a lesser extent, volume growth in the non-retail and other and store branded retail categories, partially offset by negative pricing/mix.  Lower foodservice pricing largely drove the decrease in price/mix.  Branded retail sales increased due to the Alpine acquisition and less significantly to growth in bakery deli sales, partially offset by declines in branded cake.  Store branded retail sales increased due to increases in store branded cake.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was mostly due to increases in foodservice sales, driven by new foodservice products for certain of our customers, and in vending, partially offset by negative price/mix.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately). The table below presents the significant components of materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.5	25.2	(0.7)
Workforce-related costs	14.4	14.0	0.4
Packaging	4.4	4.7	(0.3)
Utilities	1.5	1.6	(0.1)
Other	6.7	6.1	0.6
Total	51.5	51.6	(0.1)

Ingredient costs decreased as a percent of sales primarily due to lower prices for non-organic flour, oils and eggs and increases in outside purchases of product (sales with no associated ingredient costs), partially offset by increased purchases of higher priced organic ingredients and increases in sweetener prices.  The increase in the outside purchased products is reflected in the other line item above and mostly relates to outside purchases for certain of the DKB products due to capacity constraints and to a much lesser extent increased outside purchases for other products.  As anticipated, outside purchases of product have begun to moderate with the additional organic production capacity provided by our Tuscaloosa, Alabama plant which began producing organic bread at the beginning of the second quarter of fiscal 2016, and the Alpine plant.  Workforce-related costs increased as a percent of sales due to wage increases on softer non-acquisition related sales and costs associated with the organic plant conversion, partially offset by increased outside purchases of product (sales with no associated workforce-related costs).  Packaging costs were lower as a percent of sales mainly due to lower resin prices and a shift in mix from cake to bread items.

The table below presents the significant components of materials, supplies, labor and other production costs for the DSD Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.6	22.7	(1.1)
Workforce-related costs	12.5	12.2	0.3
Packaging	3.1	3.3	(0.2)
Utilities	1.4	1.6	(0.2)
Other	9.1	8.0	1.1
Total	47.7	47.8	(0.1)

Ingredient costs decreased as a percent of sales largely due to lower prices for non-organic flour and oils and increases in outside purchases of product and purchases from the Warehouse Segment (sales with no associated ingredient costs), partially offset by higher prices for the organic ingredients.  The increase in workforce-related costs as a percent of sales was primarily due to wage increases on non-acquisition related sales and costs related to converting the Tuscaloosa, Alabama plant to an organic facility, partially offset by increased outside and intercompany purchases of product (sales with no associated workforce-related costs).  The increase in the other line item was due mostly to increases in outside purchases of product and purchases from the Warehouse Segment, largely certain DKB products.  As anticipated, outside purchases of DKB products has begun to moderate with the added production capacity of the Tuscaloosa, Alabama plant and the Alpine facility in the Warehouse Segment.

The table below presents the significant components of materials, supplies, labor and other production costs for the Warehouse Segment (exclusive of depreciation and amortization shown separately) as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	38.9	38.9	—
Workforce-related costs	23.7	23.7	—
Packaging	11.0	11.9	(0.9)
Utilities	1.8	1.9	(0.1)
Other	(4.4)	(4.3)	(0.1)
Total	71.0	72.1	(1.1)

Ingredient costs were consistent with the prior year as a percent of sales; higher costs for organic ingredients, price increases for sweeteners and increased sales of product to the DSD Segment (ingredient costs with no associated sales) were offset by lower prices for non-organic flour, eggs and oil and increases in outside purchases of product (sales with no associated ingredient costs).  Packaging costs decreased as a percent of sales primarily due to significantly lower packaging costs for Alpine products compared to the overall Warehouse Segment and a shift in mix from cake to bread items.  The other line item reflects the increased intercompany sales of product to the DSD Segment mostly offset by the increase in outside purchases of product.

Selling, Distribution and Administrative Expenses. The table below presents the significant components of selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.5	17.0	0.5
Distributor distribution fees	12.6	13.6	(1.0)
Other	6.7	5.9	0.8
Total	36.8	36.5	0.3

The increase in workforce-related costs as a percent of sales was primarily due to a smaller portion of our sales being sold via independent distributors in the current year as compared to the prior year and softer non-acquisition related sales.  Lower employee incentive costs as a percent of sales partially offset the increase.  The distributor distribution fees decrease resulted from the items discussed above.  Higher marketing costs related to promoting the DKB and Alpine brands as well as higher legal and consulting costs drove the increase in the other line item component, partially offset by prior year acquisition-related costs of $5.0 million. Legal costs increased primarily due to the on-going distributor lawsuits and a $1.25 million settlement recorded in the current year.  See Note 11, Litigation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  As discussed in the “Overview” section above, we incurred consulting costs associated with Project Centennial, an enterprise-wide business and operational review, and we expect these costs to continue in subsequent quarters.

The table below presents the significant components of our DSD Segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.6	16.9	0.7
Distributor distribution fees	15.0	16.1	(1.1)
Other	6.7	5.3	1.4
Total	39.3	38.3	1.0

Workforce-related costs increased as a percentage of sales due to a smaller portion of our sales being sold via independent distributors in the current year as compared to the prior year and softer non-acquisition related sales.  Lower employee incentive costs partially offset the increase.  The decrease in distributor distribution fees correlates with the increase in workforce-related costs as a percent of sales.  The increase in the other line item as a percentage of sales was driven by higher legal costs related to the distributor lawsuits and a $1.25 million settlement as discussed above, increased corporate overhead charges to the DSD Segment, and higher marketing expense largely related to the DKB brand.

The table below presents the significant components of our Warehouse Segment selling, distribution and administrative expenses as a percent of sales:

	For the Forty Weeks Ended
Line item component	October 8, 2016 % of sales	October 10, 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.8	7.8	—
Freezer storage/rent	2.0	2.1	(0.1)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.7	4.2	0.5
Total	16.6	16.2	0.4

The increase in the other line item was mostly attributable to higher promotional spending for the Alpine brand.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to higher amortization expense related to the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.

Pension Plan Settlement Loss. We recorded settlement charges of $6.5 million during the forty weeks ended October 8, 2016.  Refer to the pension risk mitigation plan discussed in the “Overview” section above for additional details.

Impairment of Assets. During the prior year, we recorded asset impairments of $0.8 million related to certain DSD Segment properties held for sale and $1.5 million related to a production line at one of our DSD Segment plants that we no longer use.

Income from Operations. The table below summarizes the percentage change in income from operations by segment for the forty weeks ended October 8, 2016 compared to the forty weeks ended October 10, 2015:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(5.0)	(0.9)
Warehouse Segment	12.2	0.2
Unallocated corporate	8.5	NA
Consolidated	(1.5)	(0.5)

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment operating income as a percent of sales was primarily driven by higher selling, distribution and administrative expenses discussed above.  The Warehouse Segment operating income as a percent of sales was relatively consistent with prior year.  The favorable change in unallocated corporate expenses was primarily due to increased overhead charges to the segments in the current year and $5.0 million of acquisition-related costs incurred in the prior year, partially offset by the $6.5 million pension plan settlement loss in the current year.  In the prior year, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense.  The increase was due to expensing debt issuance costs of $1.9 million associated with our existing term loan facilities that were paid off with proceeds from the issuance of the 2026 notes. Additionally, higher average amounts outstanding under the company’s debt arrangements increased interest expense and to a lesser extent decreases in distributor notes receivables outstanding reduced interest income.  We drew down on our credit facilities in the second half of fiscal 2015 to fund the DKB and Alpine acquisitions, as well as in the first quarter of fiscal 2016 for the ASR.

Income Taxes. The effective tax rate for the forty weeks ended October 8, 2016 was 35.1% compared to 35.4% in the prior year. The decrease in the rate was primarily related to certain nondeductible acquisition-related costs recognized in the prior year and an increase in the qualifying domestic production activities deduction (Section 199) in the current year.  The most significant differences in the effective rate and the statutory rate were related to state income taxes, partially offset by reductions for the qualifying domestic production activities deduction.

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

Liquidity discussion for the forty weeks ended October 8, 2016 and October 10, 2015

Cash and cash equivalents were $7.5 million at October 8, 2016 as compared to $14.4 million at January 2, 2016. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

	For the Forty Weeks Ended
Cash flow component	October 8, 2016	October 10, 2015	Change
Cash flows provided by operating activities	$285,009	$280,542	$4,467
Cash disbursed for investing activities	(57,251)	(333,098)	275,847
Cash (disbursed for) provided by financing activities	(234,601)	53,813	(288,414)
Total change in cash	$(6,843)	$1,257	$(8,100)

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	Change
Depreciation and amortization	$108,595	$99,704	$8,891
Impairment of assets	—	2,275	(2,275)
Stock-based compensation	15,005	13,291	1,714
Loss reclassified from accumulated other comprehensive income to net income	4,174	6,205	(2,031)
Deferred income taxes	(1,094)	11,029	(12,123)
Provision for inventory obsolescence	937	839	98
Bad debt expense (allowance for accounts receivable)	3,164	2,340	824
Pension and postretirement plans expense (income)	2,728	(4,677)	7,405
Other non-cash items	(2,988)	(1,913)	(1,075)
Net non-cash adjustment to net income	$130,521	$129,093	$1,428

Net changes in working capital and pension contributions consisted of the following items (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	Change
Changes in accounts receivable, net	$(17,154)	$(19,710)	$2,556
Changes in inventories, net	(3,877)	(10,461)	6,584
Changes in hedging activities, net	7,239	(8,387)	15,626
Changes in other assets, net	(1,925)	(2,377)	452
Changes in accounts payable, net	9,078	31,214	(22,136)
Changes in other accrued liabilities, net	11,393	14,225	(2,832)
Qualified pension plan contributions	(1,000)	(10,000)	9,000
Net changes in working capital and pension contributions	$3,754	$(5,496)	$9,250

Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs, the tax shortfall at vesting of performance-contingent restricted stock awards and gains or losses on the sale of assets.  The change in deferred income taxes primarily relates to a prior period tax benefit associated with pension contributions.  We do not expect to make any contributions to our qualified pension plans in our fourth quarter.  We expect to pay an additional $0.2 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2016.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.  The change in pension and postretirement plans income was due to the pension plan settlement losses of $6.5 million recorded during the forty weeks ended October 8, 2016.

The change in inventories described above was primarily due to more favorable commodity prices. Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. The accrued liabilities changes are from changes in accrued income tax balances, changes in book overdrafts and accrued employee costs (including accrued compensation for our formula driven, performance-based cash bonus program).

The company’s derivative instruments contained no credit-risk-related contingent features at October 8, 2016. As of October 8, 2016 and January 2, 2016, the company had $9.8 million and $20.7 million, respectively, recorded in other current assets representing collateral from or with counterparties for hedged positions.

Cash Flows Disbursed for Investing Activities. The table below presents net cash disbursed for investing activities for the forty weeks ended October 8, 2016 and October 10, 2015 (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	Change
Purchases of property, plant, and equipment	$(67,400)	$(61,258)	$(6,142)
Repurchase of independent distributor territories	(12,626)	(16,255)	3,629
Principal payments from notes receivable	19,830	19,916	(86)
Acquisition of businesses, net of cash acquired	—	(280,848)	280,848
Acquisition of intangible assets	—	(5,000)	5,000
Proceeds from sale of property, plant and equipment	2,945	10,347	(7,402)
Net cash disbursed for investing activities	$(57,251)	$(333,098)	$275,847

For the forty weeks ended October 8, 2016, capital expenditures for the DSD Segment and Warehouse Segment were $37.9 million and $13.3 million, respectively. The company currently estimates capital expenditures of approximately $90.0 million to $100.0 million on a consolidated basis during fiscal 2016.  Net cash disbursed for investing activities during the forty weeks ended October 10, 2015 included the Roman Meal trademark acquisition of $5.0 million and $280.8 million for the acquisition of DKB.  There were more asset sales from assets currently classified as held for sale during the prior comparable period.

Cash Flows (Disbursed for) Provided by Financing Activities. The table below presents net cash (disbursed for) provided by financing activities for the forty weeks ended October 8, 2016 and October 10, 2015 (amounts in thousands):

	For the Forty Weeks Ended
	October 8, 2016	October 10, 2015	Change
Dividends paid	$(97,808)	$(89,672)	$(8,136)
Exercise of stock options, including windfall tax benefit	21,429	27,313	(5,884)
Payment of debt issuance costs and financing fees	(3,508)	(602)	(2,906)
Stock repurchases, including accelerated stock repurchases	(126,298)	(6,858)	(119,440)
Change in bank overdrafts	(5,558)	(10,868)	5,310
Net debt and capital lease obligations changes	(22,858)	134,500	(157,358)
Net cash (disbursed for) provided by financing activities	$(234,601)	$53,813	$(288,414)

Our dividends paid increased due to an increased dividend payout rate. While there are no requirements to increase the dividend payout, we have shown a recent historical trend to do so. Should this trend continue in the future, we will have additional working capital needs to meet these increased payouts. Stock option exercises and the associated tax windfall benefit decreased due to more exercises in the prior fiscal year as compared to the same period in the current fiscal year. As of October 8, 2016, there were nonqualified stock option grants of 2.6 million shares that were exercisable. These have a remaining contractual life of approximately 0.91 year and a weighted average exercise price of $10.95 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and they may provide an increase to the cash provided by financing activities.

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time.  Payments for debt issuance costs and financing fees and the debt discount issued increased because of costs related to the 2026 notes and the 2016 term loan. The change in bank overdraft was a function of our cash receipts at the end of fiscal 2015.  Our cash objective is to minimize cash on hand by using the credit facility. The net debt obligations decreased primarily because we repaid the 2013 and 2016 term loans and made payments on our debt facilities, net of the issuance of the 2026 notes during the third quarter of fiscal 2016.  In the prior year, we borrowed from our facilities to fund the DKB acquisition.

With the exception of the senior notes, our debt is variable rate debt, as described below.  In periods of rising interest rates the cost of using the facility and credit facility will become more expensive and increase our interest expense.  The stated interest rate of the notes will not change. Therefore, draw downs on the facility and credit facility provide us the greatest direct exposure to rising rates.  In addition, if interest rates do increase it will make the cost of raising funds more expensive. Considering our current debt obligations, an environment of rising rates could affect our Condensed Consolidated Statements of Income.

Additional liquidity items are discussed below for context.

Borrowing Capacity Available under Lines of Credit or Revolving Debt Arrangements

As disclosed in Note 9, Debt and Other Obligations, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the company has outstanding debt consisting of our 2022 notes and 2026 notes, accounts receivable securitization facility (the “facility”), and a senior unsecured credit facility (the “credit facility”).  There is no current portion payable over the next year for these obligations.  The facility and credit facility are generally used for short term liquidity needs and are discussed below. The company has historically entered into amendments and extensions approximately one year prior to the maturity of our facility and credit facility.

As of October 8, 2016, $140.0 million was outstanding under the facility compared to $170.0 million outstanding as of January 2, 2016.  On October 8, 2016, the company had $54.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

At October 8, 2016 and January 2, 2016, there was $10.5 million and $160.0 million, respectively, outstanding under the credit facility.  The highest outstanding daily balance during the forty weeks ended October 8, 2016 was $244.2 million and the lowest outstanding balance was zero.  Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  During the forty weeks ended October 8, 2016, the company borrowed $1,267.7 million in revolving borrowings under the credit facility and repaid $1,417.2 million in revolving borrowings. The amount available under the credit facility is reduced by $16.3 million for letters of credit.  On October 8, 2016, the company had $473.2 million available under its credit facility for working capital and general corporate purposes.

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of October 8, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under our debt agreements.

Uses of Cash

On August 19, 2016, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on September 16, 2016 to shareholders of record on September 2, 2016.  The dividend payment was $33.2 million.  On May 26, 2016 the Board of Directors declared a dividend of $0.16 per share on the company’s common stock that was paid on June 23, 2016 to shareholders of record on June 9, 2016.  The dividend payment was $33.2 million.  On February 19, 2016 the Board of Directors declared a dividend of $0.145 per share on the company’s common stock that was paid on March 18, 2016 to shareholders of record on March 4, 2016. The dividend payment was $30.8 million.  Dividends of $0.4 million were paid at the time of vesting of our performance-contingent restricted stock award and at issuance of deferred compensation shares.

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

In March 2016, the company entered into an ASR agreement with Deutsche Bank AG to repurchase an aggregate of $120.0 million of the company’s common stock under the existing share repurchase program. During the forty weeks ended October 8, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were repurchased under the plan.  This included share repurchases under the ASR of 6.5 million shares, at a cost of $120.0 million, and other share repurchases. From the inception of the plan through October 8, 2016, 67.8 million shares, at a cost of $630.4 million, have been repurchased.

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

Accounting Pronouncements Not Yet Adopted

See Note 2, Recent Accounting Pronouncements Not Yet Adopted, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding accounting pronouncements not yet adopted.

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

COMMODITY PRICE RISK

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of October 8, 2016, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(7.3) million. Of this fair value, $(7.1) million is based on quoted market prices and $(0.2) million is based on models and other valuation methods. Approximately $(0.4) million of this fair value relates to instruments that will be utilized in fiscal 2016 and $(6.9) million that will be utilized in fiscal 2017.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of October 8, 2016, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $5.5 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended October 8, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 11, Litigation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A. RISK FACTORS

The information presented below supplements the risk factors set forth in the company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Form 10-K”).  Except as set forth below for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Part I, Item 1A., Risk Factors, in the Form 10-K.

A disruption in the operation of our DSD distribution system could negatively affect our results of operations, financial condition and cash flows.

We believe that our DSD distribution system is a significant competitive advantage. A material negative change in our relationship with the independent distributors, litigation or one or more adverse rulings by courts or regulatory or governmental bodies regarding our independent distributorship program, including actions or decisions that could affect the independent contractor classifications of the independent distributors, or an adverse judgment against the company for actions taken by the independent distributors could materially and negatively affect our financial condition, results of operations, and cash flows.

We are subject to increasing legal complexity and could be party to litigation that may adversely affect our business.

Increasing legal complexity may continue to affect our operations and results in material ways. We are or could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, disputes with current or former suppliers, claims by current or former distributors, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation. Litigation involving our independent distributor system and the independent contractor classification of our independent distributors, as well as litigation related to disclosure made by us in connection therewith, if determined adversely, could increase costs, negatively impact our business prospects and the business prospects of our distributors and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide products to customers.

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

During the forty weeks ended October 8, 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were purchased under the plan.  This included share repurchases under the ASR and other share repurchases.  There were no common stock repurchases under the plan during the twelve weeks ended October 8, 2016.  From the inception of the plan through October 8, 2016, 67.8 million shares, at a cost of $630.4 million, have been purchased.

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

Date: November 9, 2016

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

4.9	—	Officers’ Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.10	—	Form of 3.50% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).

10.1	—

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

10.14

Fourth Amendment to Receivables Loan, Security and Servicing Agreement, dated as of September 30, 2016, by and among Flowers Finance II, LLC, Flowers Foods, Inc., as servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, as administrative agent and facility agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated October 3, 2016, File No. 1-16247).

10.15		—

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

10.16	+	—

Flowers Foods, Inc. Retirement Plan No. 1, as amended and restated effective as of March 26, 2001 (Incorporated by reference to Exhibit 10.3 to Flowers Foods’ Annual Report on Form 10-K, dated March 30, 2001, File No. 1-16247).

10.17	+	—

Flowers Foods, Inc. 2001 Equity and Performance Incentive Plan, as amended and restated effective as of April 1, 2009 (Incorporated by reference to Annex A to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).

10.18	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.19	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.2	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.21	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.22	+	—

Form of Indemnification Agreement, by and between Flowers Foods, Inc., certain executive officers and the directors of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.14 to Flowers Foods’ Annual Report on Form 10-K, dated March 28, 2003, File No. 1-16247).

10.23	+	—

Ninth Amendment to the Flowers Foods, Inc. Retirement Plan No. 1, dated as of November 7, 2005 (Incorporated by reference to Exhibit 10.15 to Flowers Foods’ Quarterly Report on Form 10-Q, dated November 17, 2005, File No. 1-16247).

10.24	+	—

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

10.27	+	—

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