Form 10-K
period 2016-12-31
FLOWERS FOODS INC
filed 2017-02-23
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on the New York Stock Exchange on July 16, 2016 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,680,508,668.

On February 17, 2017, the number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 208,904,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 25, 2017, which will be filed with the Securities and Exchange Commission on or about April 11, 2017, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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
•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, labor strikes or work stoppages, technological breakdowns, product contamination or the responses to or repercussions from any of these or similar events or conditions and our ability to insure against such events;

•	the failure of our information technology systems to perform adequately, including any interruptions, intrusions or security breaches of such systems; and
•	regulation and legislation related to climate change that could affect our ability to procure our commodity needs or that necessitate additional unplanned capital expenditures.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

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

PART I

Item 1.	Business

The Company

Flowers Foods, Inc. (references to “we,” “our,” “us,” the “company,” “Flowers” or “Flowers Foods” ) was founded in 1919 as a Georgia corporation when two brothers — William Howard and Joseph Hampton Flowers — opened Flowers Baking Company in Thomasville, Georgia. Flowers’ operating strategy from the beginning was to invest in efficient and technologically advanced bakeries, offer excellent baked foods, build strong brands, provide extraordinary service to customers, offer a workplace that fosters a team spirit, develop innovations to improve the business, and grow through strategic acquisitions.

Flowers is focused on opportunities for growth within the baked foods category and seeks to have its products available wherever bakery foods are sold or consumed — whether in homes, supermarkets, convenience stores, restaurants, fast food outlets, institutions, or vending machines. The company produces a wide range of breads, buns, rolls, snack cakes, and tortillas.

Segments

We manage our business by product delivery method.  Our two operating segments reflect our two distinct methods of delivering products to market:

Direct-Store-Delivery Segment (the “DSD Segment”)

•

Produces fresh breads, buns, rolls, tortillas and snack cakes sold primarily by a network of independent distributors to retail and foodservice customers in the following areas of the U.S.: East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado.

•	Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries), which results in long and efficient production runs.
•	Major DSD Segment brands include Nature’s Own, Wonder, Cobblestone Bread Company, Tastykake and Dave’s Killer Bread.

Warehouse Delivery Segment (the “Warehouse Segment”)

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread, and European Bakers.

The table below presents the sales, percent of total sales, and the number of plants by each segment:

Segment	Sales	Percent of total sales	Plants
DSD Segment	$3,284,177	84%	39
Warehouse Segment	$642,708	16%	10
Consolidated	$3,926,885	100%	49

See Note 22, Segment Reporting, of Notes to Consolidated Financial Statements of this Form 10-K for more detailed financial information about our segments.  Our brands are among the best known in the baking industry. Many of our DSD Segment brands have a major presence in the product categories in which they compete. They have a leading share of fresh packaged branded sales measured in both dollars and units in the major metropolitan areas we serve in Southern markets.

Operating Strategies

Flowers Foods has focused on developing and refining operating strategies to create competitive advantages in the marketplace. We believe these operating strategies help us achieve our long-term objectives and work to build value for shareholders. Put simply, our strategies are to:

•

Grow Sales.    We develop new and core markets through new customers, new products, strong brands, and acquisitions. We have a three-pronged strategy for growing sales through market expansions, core markets, and acquisitions.

•

Invest Wisely.    We use technology and efficiencies to be the low-cost producer of delicious bakery foods. We invest to improve the effectiveness of our bakeries, distribution networks, and information systems.

•	Bake Smart. We innovate to improve processes, enhance quality, reduce costs, and conserve resources.
•	Give Extraordinary Service. We go beyond the expected to meet our customers’ needs.
•	Appreciate the Team. We respect every individual, embrace diversity, and promote the career growth of our team members.

Strengths and core competencies

•	Seasoned Team – Executive management team with an average of more than 20 years of baking industry experience
•	Strong Brands – More than $3.3 billion in total branded retail sales, including vending
•	Geographic Reach – Fresh products available to more than 85% of the U.S. population; frozen products available nationally
•	Strong Financial Position – Driven by solid cash flows

We aim to achieve consistent and sustainable growth in sales and earnings by focusing on improvements in the operating results of our existing bakeries and, after detailed analysis, acquiring companies and properties that add value to the company. We believe this strategy has resulted in consistent and sustainable growth that builds value for our shareholders.

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

Grow Sales

This strategy encompasses specific efforts for growth through acquisitions, market expansions, product innovation, and core markets.  As a leading U.S. baker, our products are available to consumers through traditional supermarkets, foodservice distributors, convenience stores, mass merchandisers, club stores, wholesalers, casual dining and quick-serve restaurants, schools, hospitals, dollar stores, and vending machines. To enhance our ability to grow sales, we develop bakery foods that meet changing consumer needs and preferences using market research and the strength of our well-established brands. We maintain and strengthen our brands in both existing and new markets by focusing on consistent product quality, a broad and diverse product line, and exceptional customer service. We expand our geographic reach through strategic acquisitions and by expanding the market reach of our existing bakeries. We believe our growth strategy has been successful, evidenced by our sales and net income compound average annual growth rate of 7.3% and 5.8%, respectively, over the last five years.

Acquisitions

Acquisitions have been an important component of our growth strategy. Since our initial public offering in 1968, we have made more than 100 acquisitions. Since 2003, we have completed 16 acquisitions that, in the aggregate, added approximately $2.0 billion in annual revenue. Our primary acquisition targets have historically been independent/regional baking companies in areas of the country where our fresh products have not had access to those markets. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details of each of the acquisitions described below.

Alpine Valley Bread acquisition (2015)

On October 13, 2015, the company completed the acquisition of Alpine Valley Bread Company (“Alpine”), a family-owned producer of certified organic and all natural breads in the U.S. The acquisition is intended to expand our penetration into the fast growing organic market and provide additional organic production capacity.

Dave’s Killer Bread acquisition (2015)

On September 12, 2015, the company completed the acquisition of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread.  The DKB acquisition not only gave us the top organic bread brand in the country, it also gave our DSD Segment access to the Pacific Northwest market.

Expansion Markets

Expansion markets are defined as new DSD Segment markets entered into within the last five fiscal years. In 2011, we announced a direct-store-delivery (“DSD”) market expansion goal to serve a geographical area reaching at least 75% of the U.S. population by 2016. At the end of fiscal 2016, we had exceeded that goal, expanding our population reach to approximately 85% of the U.S. population through acquisitions and expanding the market reach of existing bakeries.  The chart below presents our DSD Segment geographic expansion since fiscal 2005.

Our market expansion efforts are driven by our bakery subsidiaries.  They accomplish this by reaching out to new and existing retail and foodservice customers in the new territory and expanding the DSD model by creating new territories and new independent distributor partnerships.

Core Markets

Core markets are those served by our DSD Segment for more than five years. These are markets where our brands are established. Our primary growth strategy for core markets is product innovation. We strive to develop innovative, new products for both retail and foodservice customers that will drive excitement and consumers to our brands and products. In addition, in conjunction with the independent distributors, we focus on continually building relationships with both new and potential retail and foodservice customers, which helps grow sales.

Invest Wisely and Bake Smart

Throughout our history, we have devoted significant resources to automate our bakeries and improve our distribution capabilities. We believe these investments have made us one of the most efficient, low-cost producers of packaged bakery products in the United States. We believe our capital investments yield valuable long-term benefits, such as more consistent product quality and greater production volume at a lower cost per unit.

From 2012 through 2016, we invested $442.7 million in capital projects. We believe our annual capital investments have given us a competitive edge and we are committed to maintaining that advantage by investing in new technologies and improved processes.

We have established a reciprocal baking system that allows us to shift production among our DSD Segment bakeries. Because of this system, we have the flexibility to meet changing market needs, can respond effectively to hurricanes and other wide-spread natural disasters, and be a low-cost producer and marketer of a full line of bakery products both regionally and nationally. For efficient movement of products from bakery to market, we use company-owned and leased warehouses and distribution centers.

We believe our company also invests wisely and bakes smart by:

•	Engaging in research and development to create new products, improve the quality of existing products, and improve production processes and techniques.
•	Developing and evaluating new processing techniques for both current and proposed product lines.
•

Improving the efficiency and accuracy of our shipping logistics.  We have been installing a paperless, user-directed automated shipping system at our bakeries that uses barcode labels, displays, and door scanners. The system streamlines the finished goods product flow, provides for greater accountability of finished goods received and shipped, improves order fulfillment, and minimizes shortage costs. At the end of fiscal 2016, we had installed this automated shipping system in approximately 80% of our bakeries. We expect to have this system in place in all our bakeries by the end of fiscal 2018.

Give Extraordinary Service

When it comes to our retail and foodservice partnerships, our strategy is simple: Go beyond the expected. Our bakery, sales, and corporate national account teams forge strong business relationships built on providing the best quality products at the best price when and where our customers need them. Focusing on extraordinary service helps grow sales in both core and new markets. Also critical to this strategy within our DSD Segment is the professionalism and service provided by the independent distributors who provide daily customer service and build strong retail and foodservice relationships.

Appreciate the Team

We strive to treat all our team members and associates with respect and dignity and work to maintain good relationships and open communication. We are committed to equal employment opportunities and operating our facilities under all federal and state employment laws and regulations. In addition, our subsidiaries provide:

•	Fair and equitable compensation and a balanced program of benefits;
•	Working conditions that promote employees’ health and safety;
•	Training opportunities that encourage professional development; and
•	Ways for team members to discuss concerns through an open door policy, peer review program, and anonymous toll-free hotline.

We employ approximately 10,800 people. Approximately 1,220 of these employees are covered by collective bargaining agreements.

Project Centennial

In June of 2016, the company launched Project Centennial, an enterprise-wide business and operational review to evaluate opportunities to streamline our operations, drive efficiencies, and invest in strategic capabilities that we believe will strengthen our competitive position and drive profitable revenue growth.  Based upon the results of this review, Flowers has begun executing on four primary strategic initiatives:

•

reinvigorate the core business – invest in the growth and innovation of our core brands, streamline our brand and product portfolio, improve trade promotion management, and strengthen our partnership with distributors so they can grow their businesses;

•	capitalize on product adjacencies – greater focus on growing segments of the bakery category, such as foodservice, in-store bakery, impulse items, and healthy snacking;
•	reduce costs to fuel growth – reduce complexity and better leverage scale to lower costs; and
•	develop leading capabilities – invest in capabilities to become a more centralized and analytics-focused company.

The company intends to transition to these primary strategies in fiscal 2017 and future periods.

Brands & Products

The company reports sales (consolidated and by segment) as branded retail, store branded retail, or non-retail and other.  The non-retail and other category includes foodservice, restaurant, institutional, vending, thrift stores, and contract manufacturing.  The table below presents our major brands and the geographic locations in the U.S. in which our products are available:

Brand	Availability
Natureʼs Own, Wonder, Cobblestone Bread Co., Daveʼs Killer Bread	East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado
Tastykake	Northeast, South, southern Midwest, Southwest, and select markets in California

Whitewheat, Betsy Ross, Butterkrust, Captain John Derst's, Home Pride, Dandee, Aunt Hattieʼs, Bunny, Butternut, Country Kitchen, Evangeline Maid, Holsum, Merita, Roman Meal (bread only), Sunbeam, Natural Grains, Earthgrains, and Sara Lee (California)

Available in select regional markets across the country
Alpine Valley Breads	Nationally, in select markets
Barowskyʼs Organics	New England
Mrs. Freshleyʼs	Nationally, in select markets
Mi Casa	Nationally, in select markets
Frestillas	Regionally, in select markets

Brand Highlights

•

Nature’s Own, including Whitewheat, is the best-selling loaf bread in the U.S., and its compound annual growth rate in retail sales since 2000 has been 9.0%. The Nature’s Own sales, at retail, were $1.0 billion for fiscal 2016.

•

Nature’s Own Honey Wheat is the number one selling fresh packaged bread uniform parcel code (“UPC”) in the U.S. Nature’s Own had three of the top five UPC’s in the Fresh Packaged Bread category during the fourth quarter of fiscal 2016 (source: IRI Total US MultiOutlet).

•	We launched DKB throughout our entire DSD market in April 2016. DKB is the #1 organic brand in the U.S. with retail sales of $241.8 million for fiscal 2016.

Our Warehouse Segment markets a line of specialty and organic breads and rolls under the Alpine Valley Bread brand for retail and foodservice customers. It also produces proprietary breads, buns, and rolls for specific foodservice customers. This segment’s snack cakes are sold under the Mrs. Freshley’s, Broad Street Bakery, and store brands. Warehouse Segment products are fresh and frozen and distributed nationally through retail, foodservice and vending customer warehouses.

The table below presents our sales by product mix for fiscal 2016 on a consolidated basis (internal sales data warehouse – “SDW”):

The table below presents our sales by channel for fiscal 2016 on a consolidated basis (internal sales data warehouse – “SDW”):

Marketing

We support our key brands with an advertising and marketing effort that reaches out to consumers through electronic and in-store coupons, social media (such as Facebook and Twitter), digital media (including e-newsletters to consumers), websites (our brand sites and third-party sites), event and sports marketing, on-package promotional offers and sweepstakes, and print advertising. When appropriate, we may join other sponsors with promotional tie-ins. We often focus our marketing efforts on specific products and holidays, such as hamburger and hot dog bun sales during Memorial Day, the Fourth of July, and Labor Day, and snack cakes for specific seasons.

Customers

Our top 10 customers in fiscal 2016 accounted for 46.8% of sales. During fiscal 2016, our largest customer, Walmart/Sam’s Club, represented 19.6% of the company’s sales. The loss of, or a material negative change in our relationship with, Walmart/Sam’s Club or any other major customer could have a material adverse effect on our business. Walmart was the only customer to account for 10.0% or more of our sales during fiscal years 2016, 2015 and 2014.

Fresh baked foods’ customers include mass merchandisers, supermarkets and other retailers, restaurants, quick-serve chains, food wholesalers, institutions, dollar stores, and vending companies. We also sell returned and surplus product through a system of discount bakery stores. The company currently operates 292 such stores, and reported sales of $79.9 million during fiscal 2016 from these outlets.

Our Warehouse Segment supplies national and regional restaurants, institutions and foodservice distributors, and retail in-store bakeries with breads and rolls. It also sells packaged bakery products to wholesale distributors for ultimate sale to a wide variety of food outlets. It sells packaged snack cakes primarily to customers who distribute the product nationwide through multiple channels of distribution, including mass merchandisers, supermarkets, vending outlets and convenience stores. In certain circumstances, we enter into co-packing arrangements with retail customers or other food companies, some of which are competitors.

Distribution

Distributing fresh bakery foods through a DSD model is a complex process. It involves determining appropriate order levels and delivering products from bakeries to independent distributors for sale and direct delivery to customer stores. The independent distributors are responsible for ordering products, stocking shelves, maintaining special displays, and developing and maintaining good customer relations to ensure adequate inventory and removing unsold goods.

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

Our DSD model is comprised of three types of territories.  Independent distributors who own the rights to distribute certain brands of our fresh packaged bakery foods in defined geographic markets. Company-owned and operated territories with the distribution rights that are classified as available for sale and company owned and operated territories with the distribution rights that are classified as held and used.  The table below presents the approximate number of territories used by the company on December 31, 2016:

Type of territory	Number of territories
Independent distributor distribution rights	5,128
Company owned classified as available for sale	671
Company owned classified as held and used	246
Total territories	6,045

The company has developed proprietary software on the hand-held computers that independent distributors use for ordering, transactions, and to manage their businesses. The company provides these hand-held computers to the independent distributors and charges them an administrative fee for their use. This fee is recognized as a reduction to the company’s selling, distribution and administrative expense.  Our proprietary software permits distributors to track and communicate inventory data to bakeries and to calculate recommended order levels based on historical sales data and recent trends. These orders are electronically transmitted to the appropriate bakery on a nightly basis. We believe this system assists us in minimizing returns of unsold goods.  The fees collected for each of the last three fiscal years were as follows (amounts in thousands):

Year	Hand-held computer fees
Fiscal 2016	$6,544
Fiscal 2015	$6,790
Fiscal 2014	$6,561

In addition to hand-held computers, we maintain an information technology (“IT”) platform that allows us to track sales, product returns, and profitability by selling location, bakery, day, and other criteria. The system provides us with daily, on-line access to sales and gross margin reports, allowing us to make prompt operational adjustments when appropriate. It also permits us to better forecast sales and improve distributors’ in-store product ordering by customer. This IT platform is integral to our hand-held computers.

We also use scan-based trading technology (referred to as “pay by scan” or “PBS”) to track and monitor sales and inventories more effectively. PBS allows the independent distributors to bypass the often lengthy product check-in at retail stores, which gives them more time to service customers and merchandise products. PBS also benefits retailers, who only pay suppliers for what they actually sell, or what is scanned at checkout. During the last three fiscal years PBS sales were as follows (amounts in thousands):

Year	PBS sales
Fiscal 2016	$1,273,660
Fiscal 2015	$1,245,422
Fiscal 2014	$1,206,608

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

Intellectual Property

We own a number of trademarks, trade names, patents, and licenses. The company also sells products under franchised and licensed trademarks and trade names that we do not own (Sunbeam, Bunny, and Sara Lee – only in California – among others). We consider all of our trademarks and trade names important to our business since we use them to build strong brand awareness and consumer loyalty.

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

Regulations

As a producer and marketer of food items, our operations are subject to regulation by various federal governmental agencies, including the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Federal Trade Commission, the U.S. Environmental Protection Agency, the U.S. Department of Commerce, and the U.S. Department of Labor (the “DOL”).  We also are subject to the regulations of various state agencies, with respect to production processes, product quality, packaging, labeling, storage, distribution, labor, and local regulations regarding the licensing of bakeries and the enforcement of state standards and facility inspections.  Under various statutes and regulations, these federal and state agencies prescribe requirements and establish standards for quality, purity, and labeling.  Failure to comply with one or more regulatory requirements could result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves.  On August 9, 2016, the DOL notified the company that it was scheduled for a compliance review under the Fair Labor Standards Act.  The company is cooperating with the DOL.

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

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks, as well as other regulations intended to protect public health and the environment.  The company is not a party to any material proceedings arising under these laws and regulations.  We believe compliance with existing environmental laws and regulations will not materially affect the Consolidated Financial Statements or the competitive position of the company. The company is currently in substantial compliance with all material environmental laws and regulations affecting the company and its properties.

Competitive Overview

The U.S. market for fresh and frozen bakery products is estimated at $35 billion at retail. This category is intensely competitive and has experienced significant change in the last several years. From a national standpoint, Flowers Foods is currently the second largest company in the U.S. fresh baking industry based on market share as presented in the following chart (internal sales data warehouse – “SDW”):

The current competitive landscape for breads and rolls in the U.S. baking industry now consists of Bimbo Bakeries USA, Flowers Foods, and Campbell Soup Company (Pepperidge Farm) along with smaller independent regional bakers, local bakeries, and retailer-owned bakeries.

There are a number of smaller regional bakers in the U.S. Some of these do not enjoy the competitive advantages of larger operations, including greater brand awareness and economies of scale in purchasing, distribution, production, information technology, advertising and marketing. However, size alone is not sufficient to ensure success in our industry. The company faces significant competition from regional and independent bakeries in certain geographic areas.

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

The company also faces competition from store brands that are produced either by us or our competitors. Store brands (also known as “private label”) have been offered by food retailers for decades. With the growth of mass merchandisers like Walmart and the ongoing consolidation of regional supermarkets into larger operations, store brands have become a significant competitor to the company in those areas where the company does not have the contract to produce the store brand. In general, the store brand share of retail fresh packaged bread in the U.S. accounts for approximately 24% of the dollar sales and approximately 34% of unit sales and has remained stable for the past five years.

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

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including the company. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E.,

Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Except as otherwise expressly set forth herein, the information contained on our website is neither included nor incorporated by reference herein.

The following corporate governance documents may be obtained free of charge through our website in the “Corporate Governance” section of the “Investor Center” tab (unless otherwise specified) or by sending a written request to Flowers Foods, Inc., 1919 Flowers Circle, Thomasville, GA 31757, Attention: Investor Relations.

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

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. These risk factors are not listed in any order of significance.  Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition, liquidity or results of operations.

Economic conditions may negatively impact demand for our products, which could adversely impact our sales and operating profit.

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Continuing or worsening economic challenges could have a negative impact on our business. Economic uncertainty may result in increased pressure to reduce the prices of some of our products, limit our ability to increase or maintain prices, and reduce sales of higher margin products or shift our product mix to low-margin products. In addition, changes in tax or interest rates, whether due to recession, financial and credit market disruptions or other reasons, could negatively impact us. If any of these events occurs, or if unfavorable economic conditions continue or worsen, our sales and profitability could be adversely affected.

Increases in costs and/or shortages of raw materials, fuels and utilities could adversely impact our profitability.

Commodities, such as flour, sweeteners, shortening, and water which are used in our bakery products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, weather conditions, domestic and international demand, or other unforeseen circumstances. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability. Our failure to enter into hedging arrangements or any decrease in the availability or increase in the cost of these agreements and instruments could increase the price of these raw materials and significantly affect our earnings.

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

We rely on several large customers for a significant portion of sales and the loss of one of our large customers could adversely affect our financial condition and results of operations.

We have several large customers that account for a significant portion of sales, and the loss of one of our large customers could adversely affect our financial condition and results of operations. Our top ten customers accounted for 46.8% of sales during fiscal 2016. Our largest customer, Walmart/Sam’s Club, accounted for 19.6% of sales during this period. These customers do not typically enter into long-term sales contracts, and instead make purchase decisions based on a combination of price, product quality, consumer demand, and customer service performance. At any time, they may use more of their shelf space, including space currently used for our products, for store branded products or for products from other suppliers. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Disputes with significant suppliers could also adversely affect our ability to supply products to our customers. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business, financial condition or results of operations.

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

Acquisitions, including our recent acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

•	integrating the operations and business cultures of the acquired businesses while carrying on the ongoing operations of the businesses we operated prior to the acquisitions;
•	managing a significantly larger company than before consummation of the acquisitions;
•	the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;
•	attracting and retaining the necessary personnel associated with the acquisitions;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•	expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.

Divestitures have operational risks that may include impairment charges. Divestitures also present unique financial and operational risks, including diversion of management attention from the existing core business, separating personnel and financial data and other systems, and adverse effects on existing business relationships with suppliers and customers.

In situations where acquisitions or divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, the company’s business or financial results could be negatively impacted.

We are subject to increasing legal complexity and could be party to litigation that may adversely affect our business.

Increasing legal complexity may continue to affect our operations and results in material ways. We are or could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, securities laws, employment and personal injury claims, disputes with current or former suppliers, claims by current or former distributors, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation. Litigation involving our independent distributor model and the independent contractor classification of the independent distributors, as well as litigation related to disclosure made by us in connection therewith, if determined adversely, could increase costs, negatively impact our business prospects and the business prospects of our distributors and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide products to customers.

Changes in the Administration may impact fiscal and tax policies that may affect our business.

The new Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

From time to time, our large customers may re-evaluate or refine their business practices and impose new or revised requirements on us, the distributors, and the customers’ other suppliers. The growth of large mass merchandisers, supercenters and dollar stores, together with changes in consumer shopping patterns, have produced large, sophisticated customers with increased buying power and negotiating strength. Current trends among retailers and foodservice customers include fostering high levels of competition among suppliers, demanding new products or increased promotional programs, requiring suppliers to maintain or reduce product prices, reducing shelf space for our products, and requiring product delivery with shorter lead times. These business changes may involve inventory practices, logistics, or other aspects of the customer-supplier relationship. Compliance with requirements imposed by major customers may be costly and may have an adverse effect on our margins and profitability. However, if we fail to meet a significant customer’s demands, we could lose that customer’s business, which also could adversely affect our results of operations.

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

The company has noncontributory defined benefit pension plans covering certain employees maintained under the Employee Retirement Income Security Act of 1974 (“ERISA”). The funding obligations for our pension plans are impacted by the performance of the financial markets, including the performance of our common stock, which comprised approximately 12.1% of all the pension plan assets as of December 31, 2016.

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

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities, or the manufacturing or distribution capabilities of our suppliers due to weather, natural disaster, fire or explosion, terrorism, pandemics, labor strikes or work stoppages, or adverse outcomes in litigation involving our independent distributor model could impair our ability to manufacture or sell our products. Moreover, terrorist activity, armed conflict, political instability or natural disasters that may occur within or outside the U.S. may disrupt manufacturing, labor, and other business operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial conditions and results of operations.

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

Compliance with federal, state and local laws and regulations is costly and time consuming. Failure to comply with, or violations of, applicable laws and the regulatory requirements of one or more of these agencies could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could result in increased operating costs and adversely affect our results of operations and financial condition. Legal proceedings or claims related to our marketing could damage our reputation and/or adversely affect our business or financial results.

Executive Offices

The address and telephone number of our principal executive offices are 1919 Flowers Circle, Thomasville, Georgia 31757, (229) 226-9110.

Executive Officers of Flowers Foods

The following table sets forth certain information regarding the persons who currently serve as the executive officers of Flowers Foods. Our Board of Directors (the “Board”) elects our Executive Chairman of the Board for a one-year term. The Board of Directors has granted the Executive Chairman of the Board the authority to appoint the executive officers to hold office until they resign or are removed.

EXECUTIVE OFFICERS

Name, Age and Office	Business Experience

Allen L. Shiver Age 61 President and Chief Executive Officer

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

R. Steve Kinsey Age 56 Executive Vice President and Chief Financial Officer

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

Bradley K. Alexander Age 58 Executive Vice President and Chief Operating Officer

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

Stephen R. Avera Age 60 Executive Vice President, Secretary and General Counsel

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

D. Keith Wheeler Age 53 President, Flowers Bakeries

Mr. Wheeler was named President of Flowers Bakeries in July 2014. Mr. Wheeler previously served as a Senior Vice President of Flowers Foods’ West Coast Region from 2012 until July 2014. Prior to that time Mr. Wheeler served in various operational positions within the company, including bakery president, region controller, and director of both business systems and strategic planning.

Robert B. Hysell Age 58 President, Flowers Foodservice Group

Mr. Hysell has been President of Flowers Foodservice Group since January 2012. He previously served as Senior Vice President of Flowers Bakeries from 2011 to 2012, and prior to that served as Senior Vice President of Flowers Foods’ Specialty Group from 2003 through 2010. He joined the company in 2001, initially serving as Vice President of Sales for the company’s frozen pie business.

Joseph G. Tashie Age 61 President, Flowers Cake Group

Mr. Tashie has been President of Flowers Cake Group since January 2012. Mr. Tashie previously served as a Senior Vice President of Flowers Bakeries from 2002 to 2011. Prior to that time, he served in various sales, marketing, and operations positions since joining the company in 1978, including president at two Flowers bakeries.

Name, Age and Office	Business Experience

Marta Jones Turner Age 63 Executive Vice President of Corporate Relations

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

Robert L. Benton, Jr. Age 59 Senior Vice President and Chief Manufacturing Officer

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

H. Mark Courtney Age 56 Senior Vice President of Sales

Mr. Courtney has been Senior Vice President of Sales of Flowers Bakeries since April of 2008. Prior to that time Mr. Courtney served in various sales, marketing, and operations positions, including Executive Vice President of Flowers Snack Group. Mr. Courtney joined the company in 1983.

David A. Hubbard Age 47 Senior Vice President and Chief Information Officer

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

Karyl H. Lauder Age 60 Senior Vice President and Chief Accounting Officer

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

Craig Parr Age 47 Senior Vice President of Finance and Chief Risk Officer

Mr. Parr has been Senior Vice President of Finance and Chief Risk Officer since October 2012. Prior to joining Flowers Foods, Inc., Mr. Parr was with The Andersons, Inc. for 20 years, where he served as vice president of risk management and food ingredient supply, and in various leadership positions in accounting, treasury, quantitative analysis and purchasing.

Dan W. Stone Age 60 Senior Vice President of Logistics and Chief Integration Officer

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

Tonja Taylor Age 57 Senior Vice President of Human Resources

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

The company currently operates 49 bakeries, of which 47 are owned and two are leased. We believe our properties are in good condition, well maintained, and sufficient for our present operations. During fiscal 2016, DSD Segment facilities, taken as a whole, operated moderately above capacity and Warehouse Segment facilities operated moderately below capacity. Our production plant locations are:

DSD Segment
State	City	State	City
Alabama	Birmingham	Louisiana	New Orleans
Alabama	Opelika	Maine	Lewiston (2 locations)
Alabama	Tuscaloosa	Nevada	Henderson
Arizona	Phoenix	North Carolina	Goldsboro
Arizona	Tolleson	North Carolina	Jamestown
Arkansas	Batesville	North Carolina	Newton
California	Modesto (Leased)	Oregon	Milwaukie
Florida	Bradenton	Pennsylvania	Oxford
Florida	Jacksonville	Pennsylvania	Philadelphia (Leased)
Florida	Lakeland	Tennessee	Knoxville
Florida	Miami	Texas	Denton
Georgia	Atlanta	Texas	El Paso
Georgia	Savannah	Texas	Houston (2 locations)
Georgia	Thomasville	Texas	San Antonio
Georgia	Villa Rica	Texas	Tyler
Kansas	Lenexa	Vermont	Brattleboro
Kentucky	Bardstown	Virginia	Lynchburg
Louisiana	Baton Rouge	Virginia	Norfolk
Louisiana	Lafayette

Warehouse Segment
State	City	State	City
Alabama	Montgomery	Kentucky	London
Arizona	Mesa (2 locations)	North Carolina	Winston-Salem
Arkansas	Texarkana	Tennessee	Cleveland
Georgia	Suwanee	Tennessee	Crossville
Georgia	Tucker

In Thomasville, Georgia, the company leases properties that house our shared services center and information technology group, and owns our corporate offices.

Item 3.	Legal Proceedings

For a description of all material pending legal proceedings, See Note 21, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of Flowers Foods common stock are quoted on the New York Stock Exchange (the “NYSE”) under the symbol “FLO.” The following table sets forth quarterly dividend information and the high and low sale prices of the company’s common stock on the NYSE as reported in published sources.

	Fiscal 2016			Fiscal 2015
	Market Price		Dividend	Market Price		Dividend
Quarter	High	Low		High	Low
First	$22.08	$15.64	$0.1450	$23.62	$18.66	$0.1325
Second	$19.80	$17.39	$0.1600	$23.56	$20.33	$0.1450
Third	$19.62	$14.35	$0.1600	$26.27	$20.51	$0.1450
Fourth	$20.10	$14.74	$0.1600	$27.31	$21.34	$0.1450

Holders

As of February 16, 2017, there were approximately 3,745 holders of record of our common stock.

Dividends

The payment of dividends is subject to the discretion of the Board. The Board bases its decisions regarding dividends on, among other things, general business conditions, our financial results, contractual, legal and regulatory restrictions regarding dividend payments and any other factors the Board may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart sets forth the amounts of securities authorized for issuance under the company’s compensation plans as of December 31, 2016 (amounts in thousands, except per share data).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,846	$10.89	6,212
Equity compensation plans not approved by security holders	—	—	—
Total	1,846	$10.89	6,212

Under the company’s 2014 Omnibus Equity and Incentive Compensation Plan (the “Omnibus Plan”), the Board is authorized to grant a variety of stock-based awards, including stock options, restricted stock awards and deferred stock, to its directors and certain of its employees. The number of securities set forth in column (c) above reflects securities available for issuance as stock options, restricted stock and deferred stock under the company’s compensation plans. The number of shares originally available under the Omnibus Plan is 8,000,000 shares. The Omnibus Plan replaced the Flowers Foods’ 2001 Equity and Performance Incentive Plan, as amended and restated as of April 1, 2009 (“EPIP”), the Stock Appreciation Rights Plan, and the Annual Executive Bonus Plan. As a result, no additional shares will be issued under the EPIP. See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information on equity compensation plans.

Purchases of Equity Securities by the Issuer

The Board approved a plan that authorized share repurchases of up to 67.5 million shares of the company’s common stock.  In November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on December 31, 2016, 6.8 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

From the inception of the plan through December 31, 2016, 67.8 million shares, at a cost of $630.4 million, have been purchased.  The following chart sets forth the amounts of our common stock purchased by the company during the fourth quarter of fiscal 2016 under the stock repurchase plan.

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 9, 2016 — November 5, 2016	127	*	$15.09	127	6,789,280
November 6, 2016 — December 3, 2016	—		—	—	6,789,280
December 4, 2016 — December 31, 2016	—		—	—	6,789,280
Total	127		$15.09	127
*

All shares purchased by the company during the twelve weeks ended December 31, 2016 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of performance share awards, which are repurchased by the company based on their fair market value on the vesting date.

Stock Performance Graph

The chart below is a comparison of the cumulative total return (assuming the reinvestment of all dividends paid) of our common stock, Standard & Poor’s 500 Index, Standard & Poor’s 500 Packaged Foods and Meats Index, and Standard & Poor’s MidCap 400 Index for the period December 31, 2011 through December 31, 2016, the last day of our 2016 fiscal year.

	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016
FLOWERS FOODS INC	100.00	124.43	177.28	163.00	187.75	181.22
S&P 500 INDEX	100.00	114.07	153.00	174.58	177.04	198.21
S&P 500 PACKAGED FOODS & MEAT INDEX	100.00	109.10	143.59	161.10	189.08	206.35
S&P MIDCAP 400 INDEX	100.00	116.02	156.63	172.65	169.02	204.07

Companies in the S&P 500 Index, the S&P 500 Packaged Foods and Meats Index, and the S&P MidCap 400 Index are weighted by market capitalization and indexed to $100 at December 31, 2011. Flowers Foods’ share price is also indexed to $100 at December 31, 2011. These prices have been adjusted for stock splits.

Item 6.	Selected Financial Data

The selected consolidated historical financial data presented below as of and for the fiscal years 2016, 2015, 2014, 2013, and 2012 have been derived from the audited Consolidated Financial Statements of the company. The results of operations presented below are not necessarily indicative of results that may be expected for any future period and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Form 10-K (amounts in thousands, except per share data).

	For Fiscal Year
	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
Statement of Income Data:
Sales	$3,926,885	$3,778,505	$3,748,973	$3,732,616	$3,031,124
Net income	$163,776	$189,191	$175,739	$230,894	$136,121
Net income attributable to Flowers Foods, Inc. common shareholders per basic share	$0.79	$0.90	$0.84	$1.11	$0.66
Net income attributable to Flowers Foods, Inc. common shareholders per diluted share	$0.78	$0.89	$0.82	$1.09	$0.66
Cash dividends per common share	$0.6250	$0.5675	$0.4850	$0.4440	$0.4200
Balance Sheet Data:
Total assets	$2,761,068	$2,844,051	$2,408,974	$2,504,014	$1,995,849
Long-term debt and capital lease obligations	$946,667	$930,022	$724,459	$887,740	$531,194

Notes to the Selected Financial Data table for additional context

1.

During 2016, the company adopted new guidance that reclassified debt issuance costs as a reduction to the carrying amount of debt obligations and deferred tax assets and liabilities as one noncurrent amount on the Consolidated Balance Sheet.  The table above presents all prior periods revised in accordance with this new guidance.

2.

Fiscal 2016 includes the impact of a $6.6 million pension settlement loss, $24.9 million of impairment charges, $10.5 million of accrued legal settlements (including $0.3 million of related tax liabilities) which affect comparability, the issuance of our $400.0 million senior notes due 2026, and $1.9 million of debt issuance costs recognized as interest expense (for a loss on extinguishment of debt) at the time we paid off $367.5 million of outstanding indebtedness under two of our term loans.

3.	Fiscal 2015 includes the results of DKB and Alpine as of and from the date of each acquisition.
4.

During the fourth quarter of fiscal 2014, we revised net sales. Historically, certain immaterial discounts had been recorded as an expense to selling, distribution and administrative costs. These discounts are now recorded as contra revenue. These revisions were made for all periods presented in the fiscal 2014 Form 10-K.

5.	Fiscal 2014 includes the impact of a $15.4 million pension settlement loss.
6.	Fiscal 2013 includes the recording of a bargain purchase gain of $50.1 million at the time of the Sara Lee California acquisition.
7.	Fiscal 2013 includes the results of Modesto, Sara Lee California, and the Acquired Hostess Bread Assets as of and from the date of each acquisition.
8.	Fiscal 2012 includes the results of Lepage as of and from the date of the acquisition.
9.	Fiscal 2012 includes the issuance of our $400.0 million senior notes due 2022.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1., Business, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The following information contains forward-looking statements which involve certain risks and uncertainties. See Forward-Looking Statements at the beginning of this Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Executive overview — provides a summary of our operating performance and cash flows, industry trends, and our strategic initiatives.
•	Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations.
•	Results of operations — an analysis of the company’s consolidated results of operations for the two comparative periods presented in the Consolidated Financial Statements.
•	Liquidity, capital resources and financial position — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

MATTERS AFFECTING COMPARABILITY

Detailed below are matters affecting comparability as well as other significant events that will provide additional context while reading this discussion:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands)
Impairment of assets	$24,877	$3,771	$10,308
Facility closure costs/Gain on divestiture	—	736	(1,007)
Pension plan settlement losses	6,646	—	15,387
Acquisition-related costs	—	6,187	—
Legal settlements and related tax liabilities	10,500	—	—
Loss on extinguishment of debt	1,900	—	—
	$43,923	$10,694	$24,688

Impairment of assets.  The table below details asset impairments recorded in fiscal 2016, 2015 and 2014, all of which related to assets of the DSD Segment.  In fiscal 2016, we recorded asset impairment charges for certain trademarks acquired in the Lepage and Acquired Hostess Bread Assets acquisitions, primarily resulting from a brand rationalization initiative which is part of Project Centennial (discussed below). We also recorded impairments on certain assets held for sale, which were subsequently sold for proceeds of $7.4 million.  Asset impairment charges recorded in fiscal 2015 related to assets held for sale and a production line that we no longer intended to use.  During fiscal 2014, asset impairment charges related to certain assets held for sale and goodwill associated with our tortilla facility in Ft. Worth, Texas that we sold.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands)
Property, plant and equipment impairments	$9,877	$3,771	$7,684
Trademark impairments	15,000	—	—
Goodwill impairments	—	—	2,624
	$24,877	$3,771	$10,308

Legal settlements.  In fiscal 2016, we reached agreements to settle Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Company of Jamestown, LLC, a class action lawsuit, for $9.0 million and Bokanoski et al. v. Lepage Bakeries, LLC and CK Sales Co., LLC for $1.25 million. Both settlements include attorneys’ fees and remain subject to court approval.  Additionally, we have accrued $0.3 million of related tax liabilities. These settlements are recorded in our DSD Segment’s selling, distribution and administrative expenses in our Consolidated Statements of Income for fiscal 2016.  See Note 21, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Issuance of $400.0 million of senior notes and payoff of existing term loans.  On September 28, 2016, we issued $400.0 million of ten year senior notes (the “2026 notes”) which bear interest at 3.50% per annum.  Proceeds from the 2026 notes were used to repay debt currently outstanding under our existing term loan facilities and for general corporate purposes, including repayment of a portion of our accounts receivable securitization facility (“the facility”).  Debt issuance costs of $1.9 million associated with the term loan facilities were recorded as interest expense in our fiscal 2016 results of operations.  See Note 12, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Project Centennial, an enterprise-wide business and operational review.  During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm to perform an enterprise-wide business and operational review to evaluate opportunities to streamline our operations, drive efficiencies and invest in strategic capabilities that we believe will strengthen our competitive position and drive profitable revenue growth. We have completed the diagnostic phase of Project Centennial and have begun the implementation phase.  Consulting costs associated with the project in fiscal 2016 were $6.3 million and we anticipate costs to be in the range of $25 million to $30 million in fiscal 2017.  These costs were and will continue to be reflected in the selling, distribution and administrative expenses line item of the Consolidated Statements of Income.  For additional information regarding Project Centennial, see the “Executive Overview” section below.

Pension plan settlement losses.  At the beginning of fiscal 2016, the company began offering retired and terminated vested pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Lump sum distributions paid during fiscal 2016 triggered settlement charges of $6.6 million for fiscal 2016.  Additional settlement charges may be recorded in fiscal 2017 depending on the level of lump sum payment options elected by the eligible plan participants.  In fiscal 2014, the company offered a one-time voluntary lump sum offer which resulted in a $15.4 million settlement loss.  See Note 19, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Nationwide launch of Dave’s Killer Bread brand.  On April 25, 2016, the beginning of the second quarter of fiscal 2016, we began the national rollout of our organic, non-GMO DKB brand on our DSD network.  We have completed the launch of the DKB products and as of December 31, 2016 these products were available in over 17,000 stores within our DSD geographic footprint.  Sales of the DKB brand, including sales from the nationwide launch, were included in acquisition sales until the first anniversary of the acquisition on September 12, 2016.  After this date, these sales were and will continue to be included in core or expansion markets (defined as markets we entered in the last five years) as determined by the market in which they are sold.

Conversion of our Tuscaloosa, Alabama bakery to organic production.  At the end of the first quarter of fiscal 2016, we completed the conversion of our Tuscaloosa, Alabama plant to an all-organic production facility.  We incurred start-up costs related to the conversion of approximately $2.5 million, of which $0.3 million is included in depreciation and amortization expense and the remainder is included in materials, supplies, labor and other production costs in our Consolidated Statement of Income for fiscal 2016.  The plant began producing for the market at the beginning of the second quarter of fiscal 2016.

Accelerated Share Repurchase program.  In fiscal 2016, we completed an accelerated share repurchase (“ASR”) program, repurchasing 6.5 million shares of our common stock for $120.0 million.  The ASR was funded with borrowings from our existing credit facilities and cash on hand.  See Note 15, Stockholders’ Equity, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Alpine Valley Bread Company acquisition.  On October 13, 2015, we completed the acquisition of Alpine, a family-owned producer of certified organic and all-natural breads in the U.S., for $121.9 million in cash and stock.  Alpine has two production facilities in Mesa, Arizona and is included in the Warehouse Segment.  The acquisition expands our penetration into the organic market and provides additional organic production capacity.  We funded the cash portion of the purchase price for the Alpine acquisition with our existing credit facilities and also issued 481,540 shares of our common stock to fund the equity portion of the purchase price.

Dave’s Killer Bread acquisition.  On September 12, 2015, we completed the acquisition of DKB for total cash payments of $282.1 million inclusive of payments for certain tax benefits.  We believe the acquisition strengthens our position as the second-largest baker in the U.S. by giving us greater access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. DKB operates one production facility in Milwaukie, Oregon and is included in the DSD Segment. We funded the purchase price of the DKB acquisition with cash on hand and borrowings from our existing credit facilities.

Reporting Periods.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2016 and 2015 consisted of 52 weeks. Fiscal 2014 was 53 weeks.  Fiscal 2017 will consist of 52 weeks. The sales impact in our Consolidated Statements of Income for fiscal 2014 week 53 was $63.2 million. The DSD Segment and Warehouse Segment impact of week 53 was $53.4 million and $9.8 million, respectively, in fiscal 2014.  The impact of week 53 to fiscal 2014 earnings per share was approximately $0.01 per share.

SUBSEQUENT EVENT

Divestiture.  Subsequent to our fiscal year end, on January 14, 2017, we completed the sale of our mix plant in Cedar Rapids, Iowa, for $44.0 million, subject to finalizing a working capital adjustment. This resulted in a preliminary gain on sale in the range of approximately $31.0 million to $33.0 million which will be recognized in our results of operations in the first quarter of fiscal 2017.  The mix plant was included in the Warehouse Segment.  The plant’s property, plant and equipment was reflected in assets held for sale in the Consolidated Balance Sheet at December 31, 2016.

EXECUTIVE OVERVIEW

We are the second largest producer and marketer of packaged bakery foods in the U.S. with fiscal 2016 sales of $3.9 billion.  We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  Our business is managed based on delivery method of our products and we have two segments:  DSD Segment and Warehouse Segment.  We operate 49 plants in 18 states that produce a wide range of breads, buns, rolls, snack cakes, and tortillas.  See Item 1., Business, of this Form 10-K for information regarding our segments, customers and brands, business strategies, strengths and core competencies, and competition and risks.

Summary of Operating Results, Cash Flows and Financial Condition:

Sales increased 3.9% in fiscal 2016 due to the DKB and Alpine acquisitions, both completed in the second half of fiscal 2015, and the nationwide launch of the DKB brand in our DSD markets in fiscal 2016.  Sales increased 0.8% in fiscal 2015 due to the DKB and Alpine acquisitions, partially offset by the impact of the additional week in fiscal 2014.

Net income in fiscal 2016 decreased 13.4% as compared to fiscal 2015 primarily due to higher asset impairment charges, and increased legal costs attributable to ongoing and additional litigation, including distributor lawsuits, and related legal settlements.  Additionally, increased consulting costs and pension settlement losses incurred in the current year negatively impacted net income in fiscal 2016, partially offset by prior year acquisition-related costs.  Fiscal 2015 net income increased 7.7% largely due to both the pension settlement loss and higher asset impairment charges recorded in fiscal 2014, partially offset by the acquisition-related costs incurred in fiscal 2015.

In fiscal 2016, we generated net cash flows from operations of $346.0 million.  We invested $101.7 million in capital expenditures.  We converted certain of our variable rate, shorter-term debt arrangements to significantly longer-term, fixed rate debt with the issuance of the 2026 notes and the payoff of our term loans.  Additionally, we extended the maturity of the facility to September 28, 2018 and reduced our total indebtedness $55.6 million.  In fiscal 2016, we repurchased 6.9 million shares of our common stock for $126.3 million and paid $131.1 million in dividends to our shareholders.  In fiscal 2015, we generated $318.3 million in net cash flows from operations, paid $390.2 million for the cash portion of the DKB and Alpine acquisitions, invested in capital expenditures of $90.8 million, paid dividends of $120.4 million and increased our net borrowings $247.0 million.

Industry Trends

The chart below details the sales change in dollars and units of the Fresh Packaged Breads category for the years 2014, 2015 and 2016 (year ago – “YA”):

•	We hold a 14.9 dollar share of the Fresh Packaged Breads category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for calendar year 2016 ending 1/1/17)

•	We hold an 8.6 dollar share of the Commercial Cake category. (Source: Flowers Custom Database – IRI Total US MultiOutlet + Convenience Store for calendar year 2016 ending 1/1/17)
•	We expect stable consumer demand for fresh baked bakery foods.
•	The Fresh Packaged Breads category is highly competitive.
•	We anticipate our growth will be driven by our organic bread brands, partially offset by softer demand for some of our other product offerings.

Project Centennial Strategic Initiatives

•	Reinvigorating the core business – by refocusing and investing in core brands, streamlining our product portfolio and enhancing our partnership with independent distributors.
•	Capitalizing on product adjacencies – by focusing on growing segments of the bakery category, such as foodservice, in-store bakery, impulse items and healthy snacks.
•	Reducing costs to fuel growth – by reducing complexity and better leveraging scale to lower costs.
•	Developing leading capabilities – by centralizing our operations and investing in technology to become a more analytics-focused company.

Our priorities are to simplify and streamline our brand assortment, provide additional tools to the independent distributors to enable them to grow their businesses, reduce costs of purchased goods and services and put in place a more efficient operating model.

Critical Accounting Estimates

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

The selection and disclosure of the company’s critical accounting estimates have been discussed with the company’s audit committee. Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  The following table lists, in no particular order of importance, areas of critical assumptions and estimates used in the preparation of the Consolidated Financial Statements.  Additional detail can be found in the following notes:

Critical Accounting Estimate	Note
Revenue recognition	—
Derivative instruments	9
Long-lived assets	—
Goodwill and other intangible assets	7
Self-insurance reserves	21
Income tax expense and accruals	20
Postretirement plans	19
Stock-based compensation	16
Commitments and contingencies	21

Revenue Recognition.    The company recognizes revenue from the sale of its products when title and risk of loss pass to the customer or consumer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer. If market conditions were to decline, the company may take actions to increase incentive offerings, possibly resulting in an incremental reduction of revenue.

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

Valuation of Long-Lived Assets, Goodwill and Other Intangible Assets.    The company records an impairment charge to property, plant and equipment, goodwill and intangible assets in accordance with applicable accounting standards when, based on certain indicators of impairment, it believes such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future. Impairment charges recorded in fiscal 2016, 2015 and 2014 are discussed above in the “Matters Affecting Comparability” section.

The company evaluates the recoverability of the carrying value of its goodwill on an annual basis or at a time when events occur that indicate the carrying value of the goodwill may be impaired using a two-step process. We have elected not to perform the qualitative approach. The first step of this evaluation is performed by calculating the fair value of the business segment, or reporting unit, with which the goodwill is associated. Our reporting units are at the segment level. Each segment consists of several components. These components are aggregated by their respective delivery method into the Warehouse Segment and DSD Segment. These segments rely on reciprocal baking among their components, cross-selling their products/brands within the segment, and utilizing the same delivery method. Marketing, research and development and capital projects are measured at the segment level. We believe these factors support our reporting unit classifications. This fair value is compared to the carrying value of the reporting unit, and if less than the carrying value, the goodwill is evaluated for potential impairment under step two. Under step two of this calculation, goodwill is measured for potential impairment by comparing the implied fair value of the reporting unit’s goodwill, determined in the same manner as a business combination, with the carrying amount of the goodwill.

Our annual evaluation of goodwill impairment requires management judgment and the use of estimates and assumptions to determine the fair value of our reporting units. Fair value is estimated using standard valuation methodologies incorporating market participant considerations and management’s assumptions on revenue, revenue growth rates, operating margins, discount rates, and EBITDA (defined as earnings before interest, taxes, depreciation and amortization). Our estimates can significantly affect the outcome of the test. We perform the fair value assessment using the income and market approach. We use this data to complete a separate fair value analysis for each reporting unit. Changes in our forecasted operating results and other assumptions could materially affect these estimates. This test is performed in the fourth quarter of each fiscal year unless circumstances require this analysis to be completed sooner. The income approach is tested using a sensitivity analysis to changes in the discount rate and yield a sufficient buffer to significant variances in our estimates. The estimated fair values of our reporting units exceeded our carrying values in excess of $500 million in each reporting unit in fiscal 2016. Based on management’s evaluation, other than the $2.6 million impairment loss related to our Ft. Worth, Texas tortilla facility discussed above, no other impairment charges relating to goodwill were recorded for the fiscal years 2016, 2015, or 2014.

In connection with acquisitions, the company has acquired trademarks, customer lists, and non-compete agreements, a portion of which are amortizable. The company evaluates these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The undiscounted future cash flows of each intangible asset are compared to the carrying amount, and if less than the carrying value, the intangible asset is written down to the extent the carrying amount exceeds the fair value. The fair value is computed using the same approach described above for goodwill and includes the same risks and estimates. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment. We use the multi-period excess earnings and relief from royalty methods to value these intangibles. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. Based on management’s evaluation, no impairment charges relating to amortizable intangible assets were recorded for the fiscal years 2016, 2015, or 2014.

As of December 31, 2016, the company also owns $243.0 million of trademarks acquired in acquisitions that are indefinite-lived intangible assets not subject to amortization. The company evaluates the recoverability by comparing the fair value to the carrying value of these intangible assets on an annual basis or at a time when events occur that indicate the carrying value may be impaired. In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life. The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value. As discussed above, during fiscal 2016, we recorded asset impairment charges of $15.0 million on certain indefinite-lived trademarks acquired in the Lepage and Acquired Hostess Bread Assets acquisitions and determined these trademarks no longer are deemed to have an indefinite life.  We will begin amortizing these trademarks in fiscal 2017. During fiscal 2015, in conjunction with the DKB and Alpine acquisitions, we determined that the Barowsky’s trademark acquired in the Lepage acquisition would be used on a more regional basis as an organic brand rather than distributed nationally, and therefore is deemed to have a finite life.  We began amortizing this trademark in fiscal 2015.

There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The fair value of the trademarks could be less than our carrying value if any of our four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples do not meet our expectations, thereby requiring us to record an asset impairment.  Impairment charges recorded for indefinite-lived intangible assets for fiscal 2016, 2015 and 2014 are described above in the “Matters Affecting Comparability” section.

The impairment analysis on the indefinite-lived intangible assets not subject to amortization is very sensitive to the long-term growth rates of the brand. The brands acquired in the Acquired Hostess Bread Assets have been valued based on our expectation of the timing reintroducing the brands. The company is also continually analyzing these brands to determine the expansion markets in which they will be introduced. If the timing of our expansion does not proceed as we currently anticipate, there may be additional impairments related to these brands.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Our income tax expense, deferred tax assets and liabilities, and reserve for uncertain tax benefits reflect our best assessment of future taxes to be paid in the jurisdictions in which we operate. The company records a valuation allowance to reduce its deferred tax assets if we believe it is more likely than not that some or all of the deferred assets will not be realized. While the company considers future taxable income and ongoing prudent and feasible tax strategies in assessing the need for a valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance, which could result in a charge to, or an increase in, income in the period such determination is made.  The company has a deferred tax asset of $4.1 million related to a federal capital loss carryforward.  No valuation allowance has been recorded against the asset as we expect to fully utilize the benefit against the capital gain generated by the sale of our mix plant in Cedar Rapids, Iowa that occurred on January 14, 2017.

Periodically, we face audits from federal and state tax authorities, which can result in challenges regarding the timing and amount of income or deductions. We provide reserves for potential exposures when we consider it more likely than not that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment of such potential exposures. While the ultimate outcome of audits cannot be predicted with certainty, we do not currently believe that current or future audits will have a material adverse effect on our consolidated financial condition or results of operations. The company is no longer subject to federal examination for years prior to fiscal 2015.

Postretirement Plans.    The company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate, expected long-term rate of return on plan assets and mortality. Material changes in pension costs and in benefit obligations may occur in the future due to experience that is different than assumed and changes in these assumptions.

Effective January 1, 2006, the company curtailed its largest defined benefit plan (“Plan No. 1”) that covered the majority of its workforce. Benefits under this plan are frozen, and no future benefits will accrue under this plan. The company assumed sponsorship of two defined benefit plans as part of the ButterKrust acquisition (2008) and a qualified defined benefit plan as part of the Tasty acquisition (2011); benefits under these plans are frozen, and no future benefits will accrue under these plans. The ButterKrust plans and the Tasty plan were merged into Plan No. 1 effective December 31, 2011 and December 31, 2012, respectively. In addition to Plan No. 1, the company sponsors an ongoing defined benefit pension plan for union employees (“Plan No. 2”) and a frozen nonqualified plan covering former Tasty executives.

On January 1, 2016, the company began providing retired and terminated vested pension plan participants who have not yet started their payments the option to receive their benefit as a single lump sum payment.  Participants can elect this option when they retire or when they leave the company.  This change supports our long-term pension risk management strategy. Lump sum payments made in 2016 triggered $6.6 million of settlement charges.  Depending on the level of lump sum payments made, additional settlement charges may be recorded in 2017.

The company recorded pension income and settlement charges on our qualified defined benefit plans and nonqualified plan in fiscal 2016, 2015 and 2014 as detailed in the table below (amounts in thousands).  Settlement charges in fiscal 2016 and 2014 were triggered by lump sums paid during those fiscal years. We expect pension income of approximately $5.0 million on our qualified defined benefit plans and nonqualified plan for fiscal 2017 excluding any potential settlement losses.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
Pension income	$(4,451)	$(5,788)	$(9,825)
Pension plan settlement losses	6,646	—	15,387
Net pension cost (income)	$2,195	$(5,788)	$5,562

In 2016, we refined the method used to estimate service cost and interest cost components of net periodic benefit costs.  Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Currently, we use a spot rate approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs.  We considered this a change in estimate and accordingly, accounted for it on a prospective basis beginning in 2016.  This change does not affect the measurement of our total benefit obligation.  Refining the method used to estimate service cost and interest cost components of net periodic benefit cost reduced total fiscal 2016 cost by approximately $3.2 million.

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors, the long-term rate of return assumption for the plans was set at 8.0% for fiscal 2016, as compared with the average annual return on the plans’ assets over the past 15 years of approximately 6.9% (net of expenses) with consistently similar asset allocations. The returns over the last five years of 8.5% have exceeded our expected return on asset estimates.  We believe our asset allocation will meet our return estimates over time consistent with past performance and historical asset allocations.  The plan has an average annual rate of return since inception in 1987 of 8.9% (net of expenses). The expected long-term rate of return assumption is based on a target asset allocation of 40-60% equity securities, 10-40% fixed income securities, 0-25% real estate, 0-40% other diversifying strategies (including, absolute return funds, hedged equity funds, and guaranteed insurance contracts), and 0-25% short-term investments and cash. The company regularly reviews such allocations and periodically rebalances the plan assets to the targeted allocation when considered appropriate. Pension costs do not include an explicit expense assumption and the return on assets rate reflects the long-term expected return, net of expenses. For the details of our pension plan assets, see Note 19, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K.

The company utilizes the Society of Actuaries’ (“SOA”) published mortality tables and improvement scales in developing their best estimates of mortality. In October 2014, the SOA published final reports on their “standard” mortality table (“RP-2014”) and mortality improvement scale (“MP-2014”).  In 2016, the SOA published a revised mortality improvement scale (“MP-2016”).  Based on an evaluation of the information released in 2016, the company updated the mortality assumptions for purposes of measuring pension benefit obligations at year-end 2016. The company will continue to use the standard mortality tables and mortality improvement scale with adjustments to the base table as applicable: 30% adjustment for Plan No. 1, blue collar adjustment for Plan No. 2 and no adjustment for the nonqualified plan.  Based on an analysis of the most recent five years of actual experience for Plan No. 1 population of retirees (2011-2015), actual deaths are higher than expected based on the RP-2016 table.  The resulting adjustment factor to be applied to the standard mortality rates is 30% for the RP-2016 table, meaning that standard mortality rates were increased by 30% to reflect this observed experience.  Plan No. 2 is made up of union participants (or former union participants); therefore, blue collar adjustments can be applied to the RP-2016 table.  The change to the mortality assumption decreased the year-end pension benefit obligations by $20.2 million.

The company determines the fair value of substantially all of its plans’ assets utilizing market quotes rather than developing “smoothed” values, “market related” values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans’ projected benefit obligations (“PBO”). If the total unrecognized gain or loss exceeds 10% of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans. Prior service cost or credit, which represents the effect on plan liabilities due to plan amendments, is amortized over the average remaining service period of active covered employees. The total unrecognized loss and prior service cost in accumulated other comprehensive income (“AOCI”) as of December 31, 2016 for the pension plans the company sponsors is $138.7 million. Amortization of this unrecognized loss and prior service cost during fiscal 2017 is expected to be approximately $6.8 million. To the extent that this unrecognized loss and prior service cost is subsequently recognized, the loss will increase the company’s pension costs in the future.

A sensitivity analysis of fiscal 2016 pension costs on a pre-tax basis and year-end benefit obligations for our qualified plans is presented in the table below (amounts in thousands) to changes in the discount rate and expected long-term rate of return on plan assets (“EROA”):

Percentage increase (decrease)	0.25% Discount Rate	(0.25%) Discount Rate	0.25% EROA	(0.25%) EROA
Estimated change in FY 2016 pension costs	$(171)	$173	$(876)	$876
Estimated change in FY 2016 year-end benefit obligations	$(10,530)	$11,038	N/A	N/A

During 2017, the company does not anticipate making any contributions to our qualified pension plans, but does expect to pay $0.3 million in nonqualified pension benefits from corporate assets.

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

We grant PSAs that separately have a market and performance condition. The expense computed for the total shareholder return shares (“TSR”) is fixed and recognized on a straight-line basis over the vesting period. The expense computed for the return on invested capital (“ROIC”) shares can change depending on the attainment of performance condition goals. The expense for the ROIC shares can be within a range of 0% to 125% of the target. There is a possibility that this expense component will change in subsequent quarters depending on how the company performs relative to the ROIC target. The payouts for the TSR and ROIC shares to be issued in fiscal 2017 (on the 2015 awards) are estimated to be 0% and 87%, respectively.  See Note 16, Stock-Based Compensation, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Our Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million in 2013, which will vest 100% on the fourth anniversary of the date of grant provided the CEO remains employed by the company during this time. This award is being expensed on a straight line basis over the four year vesting period.

Commitments and contingencies.  The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, including lawsuits related to the independent distributors, which are being handled and defended in the ordinary course of business.  Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims, the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded in selling, distribution and administrative expense in the Consolidated Statements of Income.

Results of Operations

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2016 and 2015 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015	Dollars	%
	52 weeks	52 weeks	52 weeks	52 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,284,177	$3,179,348	83.6	84.1	$104,829	3.3
Warehouse Segment	642,708	599,157	16.4	15.9	43,551	7.3
Total	$3,926,885	$3,778,505	100.0	100.0	$148,380	3.9
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,569,861	$1,532,738	47.8	48.2	$37,123	2.4
Warehouse Segment(1)	456,506	430,415	71.0	71.8	26,091	6.1
Total	$2,026,367	$1,963,153	51.6	52.0	$63,214	3.2
Selling, distribution and administrative expenses
DSD Segment(1)	$1,308,935	$1,224,677	39.9	38.5	$84,258	6.9
Warehouse Segment(1)	107,599	96,742	16.7	16.1	10,857	11.2
Corporate(2)	47,702	60,108	—	—	(12,406)	(20.6)
Total	$1,464,236	$1,381,527	37.3	36.6	$82,709	6.0
Depreciation and amortization
DSD Segment(1)	$120,009	$115,801	3.7	3.6	$4,208	3.6
Warehouse Segment(1)	20,138	16,734	3.1	2.8	3,404	20.3
Corporate(2)	722	(360)	—	—	1,082	NM
Total	$140,869	$132,175	3.6	3.5	$8,694	6.6
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	6,646	—	—	—	6,646	NM
Total	$6,646	$—	0.2	—	$6,646	NM
Impairment of assets
DSD Segment(1)	$24,877	$3,771	0.8	0.1	$21,106	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$24,877	$3,771	0.6	0.1	$21,106	NM
Income from operations
DSD Segment(1)	$260,495	$302,361	7.9	9.5	$(41,866)	(13.8)
Warehouse Segment(1)	58,465	55,266	9.1	9.2	3,199	5.8
Corporate(2)	(55,070)	(59,748)	—	—	4,678	7.8
Total	$263,890	$297,879	6.7	7.9	$(33,989)	(11.4)
Interest expense, net	$14,353	$4,848	0.4	0.1	$9,505	196.1
Income taxes	$85,761	$103,840	2.2	2.7	$(18,079)	(17.4)
Net income	$163,776	$189,191	4.2	5.0	$(25,415)	(13.4)
Comprehensive income	$177,293	$190,411	4.5	5.0	$(13,118)	(6.9)

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

The company’s results of operations, expressed as a percentage of sales, are set forth below for fiscal 2015 and 2014 (by segment):

			Percentage of Sales		Increase (Decrease)
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014	Dollars	%
	52 weeks	53 weeks	52 weeks	53 weeks
	(Amounts in thousands, except percentages)
Sales
DSD Segment	$3,179,348	$3,155,607	84.1	84.2	$23,741	0.8
Warehouse Segment	599,157	593,366	15.9	15.8	5,791	1.0
Total	$3,778,505	$3,748,973	100.0	100.0	$29,532	0.8
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$1,532,738	$1,515,536	48.2	48.0	$17,202	1.1
Warehouse Segment(1)	430,415	435,097	71.8	73.3	(4,682)	(1.1)
Total	$1,963,153	$1,950,633	52.0	52.0	$12,520	0.6
Selling, distribution and administrative expenses
DSD Segment(1)	$1,224,677	$1,231,651	38.5	39.0	$(6,974)	(0.6)
Warehouse Segment(1)	96,742	91,652	16.1	15.4	5,090	5.6
Corporate(2)	60,108	44,986	—	—	15,122	33.6
Total	$1,381,527	$1,368,289	36.6	36.5	$13,238	1.0
Depreciation and amortization
DSD Segment(1)	$115,801	$113,881	3.6	3.6	$1,920	1.7
Warehouse Segment(1)	16,734	15,166	2.8	2.6	1,568	10.3
Corporate(2)	(360)	(86)	—	—	(274)	NM
Total	$132,175	$128,961	3.5	3.4	$3,214	2.5
Pension plan settlement loss
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	15,387	—	—	(15,387)	NM
Total	$—	$15,387	—	0.4	$(15,387)	NM
Impairment of assets
DSD Segment(1)	$3,771	$10,308	0.1	0.3	$(6,537)	NM
Warehouse Segment(1)	—	—	—	—	—	—
Corporate(2)	—	—	—	—	—	—
Total	$3,771	$10,308	0.1	0.3	$(6,537)	NM
Income from operations
DSD Segment(1)	$302,361	$284,231	9.5	9.0	$18,130	6.4
Warehouse Segment(1)	55,266	51,451	9.2	8.7	3,815	7.4
Corporate(2)	(59,748)	(60,287)	—	—	539	0.9
Total	$297,879	$275,395	7.9	7.3	$22,484	8.2
Interest expense, net	$4,848	$7,341	0.1	0.2	$(2,493)	(34.0)
Income taxes	$103,840	$92,315	2.7	2.5	$11,525	12.5
Net income	$189,191	$175,739	5.0	4.7	$13,452	7.7
Comprehensive income	$190,411	$140,234	5.0	3.7	$50,177	35.8

1.	As a percentage of revenue within the reporting segment.
2.	The corporate segment has no revenues.

NM – the computation is not meaningful

Percentages may not add due to rounding.

Consolidated and Segment Results - Fiscal 2016 compared to Fiscal 2015

Sales

Consolidated

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,282,892	58.1	$2,151,514	56.9	6.1
Store branded retail	582,523	14.8	571,827	15.1	1.9
Non-retail and other	1,061,470	27.1	1,055,164	28.0	0.6
Total	$3,926,885	100.0	$3,778,505	100.0	3.9

The 3.9% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.3)
Volume	0.2
Acquisitions (until cycled the acquisition date)	4.0
Total percentage change in sales	3.9

The overall sales increase resulted primarily from increased sales due to the DKB and Alpine acquisitions.  Declines in pricing/mix were mostly in the non-retail and other category, partially offset by positive pricing/mix in the branded retail category.  Branded retail sales increased due to the contribution from the DKB and Alpine acquisitions, the national rollout of the DKB brand, sales growth in our expansion markets (defined as new markets we entered into in the last five years) and positive pricing/mix.  Partially offsetting the increase was softer sales for other branded retail products, most significantly branded soft variety bread, due to softness in the packaged bread category and reductions in the company’s promotional activities in the first half of fiscal 2016.  Increases in sales of store branded variety bread, cake and buns and rolls resulted in the increase in the store branded retail category.  The modest increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was primarily due to volume increases in foodservice and vending, mostly offset by decreases in pricing/mix.

DSD Segment

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,113,595	64.4	$2,011,433	63.3	5.1
Store branded retail	464,705	14.1	457,467	14.4	1.6
Non-retail and other	705,877	21.5	710,448	22.3	(0.6)
Total	$3,284,177	100.0	$3,179,348	100.0	3.3

The 3.3% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.7
Volume	(1.0)
Acquisition (until cycled the acquisition date)	3.6
Total percentage change in sales	3.3

Sales from the DKB acquisition drove the overall sales increase in the DSD Segment, partially offset by softer volume for other products due to the company’s reduced promotional activity in the first half of fiscal 2016 and overall softness in the packaged bread category.  Branded retail sales increased due to the contribution from the DKB acquisition, the national rollout of the DKB brand, sales growth in our expansion markets and positive pricing/mix.  Softer volume for other branded retail products, with the largest decline in branded soft variety bread, partially offset the increase.  The increase in store branded retail sales was due primarily to volume increases in store branded variety bread and buns and rolls.  The modest decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was primarily due to volume declines.

Warehouse Segment

	Fiscal 2016		Fiscal 2015
	52 weeks		52 weeks
	$	%	$	%	% Increase
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$169,297	26.3	$140,081	23.4	20.9
Store branded retail	117,818	18.3	114,360	19.1	3.0
Non-retail and other	355,593	55.4	344,716	57.5	3.2
Total	$642,708	100.0	$599,157	100.0	7.3

The 7.3% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(2.5)
Volume	3.9
Acquisition (until cycled the acquisition date)	5.9
Total percentage change in sales	7.3

The Warehouse Segment’s sales increased significantly due to sales from the Alpine acquisition and to a lesser extent, volume growth in the non-retail and other category, partially offset by negative pricing/mix.  Pricing/mix declined largely due to lower foodservice pricing.  Branded retail sales increased due to the Alpine acquisition and less significantly to growth in bakery deli sales, partially offset by declines in branded cake.  Increases in sales of store branded cake drove the increase in the store branded retail category.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was mainly due to growth in foodservice sales, due to new foodservice products for certain of our customers, and in vending, partially offset by negative pricing/mix.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.5	25.3	(0.8)
Workforce-related costs	14.5	14.1	0.4
Packaging	4.4	4.7	(0.3)
Utilities	1.5	1.6	(0.1)
Other	6.7	6.3	0.4
Total	51.6	52.0	(0.4)

Ingredient costs were lower as a percent of sales mainly due to lower prices for non-organic flour, oils and eggs and increased outside purchases of product (sales with no associated ingredient costs), partially offset by increases in sweetener prices and increased purchases of higher priced organic ingredients due to the DKB and Alpine acquisitions.  Outside purchases of products are included in the other line item above and the increase largely relates to purchases of certain DKB products from co-manufacturers due to capacity constraints and to a lesser extent outside purchases for other products. As of the end of fiscal 2016, outside purchases of product had decreased considerably because of the additional organic production capacity provided by the Alpine plant and the Tuscaloosa, Alabama plant, which began producing organic bread at the beginning of the second quarter of fiscal 2016.  The increase in workforce-related costs as a percent of sales was mainly due to wage increases on softer non-acquisition related sales and costs associated with the organic plant conversion, partially offset by increases in outside purchases of product (sales with no associated workforce-related costs).  Lower packaging costs as a percent of sales mainly resulted from lower resin and paperboard prices and a shift in mix from cake to bread items.

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

DSD Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.7	22.7	(1.0)
Workforce-related costs	12.6	12.3	0.3
Packaging	3.1	3.3	(0.2)
Utilities	1.4	1.5	(0.1)
Other	9.0	8.4	0.6
Total	47.8	48.2	(0.4)

The decrease in ingredient costs as a percent of sales for the DSD Segment was attributable to lower pricing on non-organic flour, oils and eggs, and increases in purchases of product from the Warehouse Segment and from co-manufacturers due to capacity constraints (sales with no associated ingredient costs), partially offset by higher sweetener prices.  The increase in the other line item reflects these product purchases, largely for certain DKB products.  As discussed above, by the end of fiscal 2016, outside purchases for the DKB products had declined significantly due to the added production capacity provided by our Tuscaloosa, Alabama plant and the Alpine plant in the Warehouse Segment.  Wage increases on lower non-acquisition related sales and costs related to converting the Tuscaloosa, Alabama plant to an organic facility, drove the increase in workforce-related costs as a percent of sales, partially offset by increased outside and intercompany purchases of product (sales with no associated workforce-related costs).

Warehouse Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Ingredients	39.0	38.8	0.2
Workforce-related costs	23.9	23.7	0.2
Packaging	11.0	11.6	(0.6)
Utilities	1.7	1.8	(0.1)
Other	(4.6)	(4.1)	(0.5)
Total	71.0	71.8	(0.8)

The Warehouse Segment’s increase in ingredient costs as a percent of sales was mostly due to increased purchases of higher priced organic ingredients due to the DKB and Alpine acquisitions, price increases for sweeteners and increased sales of product to the DSD Segment (ingredient costs with no associated sales).  Partially offsetting the increase was lower prices for non-organic flour, eggs and oil and increases in outside purchases of product (sales with no associated ingredient costs).  Packaging costs decreased as a percent of sales primarily due to significantly lower packaging costs for Alpine products relative to the Warehouse Segment as a whole and lower paperboard prices.  The other line item reflects the increased intercompany sales of product to the DSD Segment, largely the DKB products, somewhat offset by the increase in outside purchases of product.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.7	17.1	0.6
Distributor distribution fees	12.7	13.4	(0.7)
Other	6.9	6.1	0.8
Total	37.3	36.6	0.7

Workforce-related costs increased as a percent of sales primarily due to a smaller portion of sales being sold via independent distributors in the current year as compared to the prior year, partially offset by lower employee incentive costs.  The distributor distribution fees decrease correlates to the increase in workforce-related costs.  Significantly higher legal and consulting costs as well as increased marketing for the DKB and Alpine brands caused the increase in the other line item component, partially offset by prior year acquisition-related costs of $6.2 million.  Legal costs increased primarily due to the ongoing and additional distributor lawsuits, and two legal settlements totaling $10.25 million recorded in the current year.  See Note 21, Commitments and Contingencies, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.  As discussed in the “Matters Affecting Comparability” section above, consulting costs associated with Project Centennial were $6.3 million in the current year and we expect these costs to significantly increase in fiscal 2017.

DSD Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8	17.1	0.7
Distributor distribution fees	15.1	15.9	(0.8)
Other	7.0	5.5	1.5
Total	39.9	38.5	1.4

The increase in workforce-related costs as a percentage of sales was due to a smaller portion of sales being sold via independent distributors in the current year as compared to the prior year resulting in the decrease in distributor distribution fees as a percent of sales.  The increase in workforce-related costs was somewhat offset by lower employee incentive costs.  The increase in the other line item as a percentage of sales was primarily a result of significantly higher legal costs related to the distributor lawsuits and $10.25 million of legal settlements discussed above, and increased corporate overhead charges to the DSD Segment.

Warehouse Segment

Line item component	Fiscal 2016 % of sales	Fiscal 2015 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	7.9	7.9	—
Freezer storage/rent	2.0	2.1	(0.1)
Distribution costs (includes freight and shipping and hauling)	2.1	2.1	—
Other	4.7	4.0	0.7
Total	16.7	16.1	0.6

Higher marketing costs as a percent of sales drove the increase in the other line item, mainly attributable to promotional spending for the Alpine brand, as well as increased corporate overhead charges to the Warehouse Segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in dollars and as a percent of sales due primarily to amortizing the DKB (included in the DSD Segment) and Alpine (included in the Warehouse Segment) intangible assets which were acquired in the third and fourth quarter of fiscal 2015, respectively.  We expect amortization expense to be $3.0 million higher in fiscal 2017 primarily due to reclassifying $156.0 million of indefinite-lived trademarks to finite-lived at the end of fiscal 2016.

The DSD Segment’s depreciation and amortization expense increased in dollars primarily due to the amortization of the acquired DKB intangible assets, partially offset by lower depreciation expense.

The Warehouse Segment’s depreciation and amortization expense increase in dollars and as a percent of sales was mostly due to amortization of the acquired Alpine intangible assets.

Pension Plan Settlement Loss

We recorded settlement charges of $6.6 million during fiscal 2016 related to our pension risk mitigation plan. Refer to the Pension plan settlement losses discussion in the “Matters Affecting Comparability” section above for additional details.

Impairment of Assets

We recorded impairment of assets of $24.9 million and $3.8 million during fiscal 2016 and 2015, respectively, related to assets in the DSD Segment.  Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional details.

Income from Operations

Operating income (loss)	Favorable (Unfavorable) Percentage	Decrease as a % of Sales
DSD Segment	(13.8)	(1.6)
Warehouse Segment	5.8	(0.1)
Unallocated corporate	7.8	NA
Consolidated	(11.4)	(1.2)

NA	Not applicable as the corporate segment has no revenues.

The unfavorable decrease in the DSD Segment’s income from operations was largely attributable to the higher asset impairment charges, increased legal costs and related settlements, and higher corporate overhead charges in the current year as compared to the prior year. The Warehouse Segment’s operating income was relatively consistent with the prior year as a percent of sales. The favorable change in unallocated corporate expenses was mostly due to increased overhead charges to the segments in the current year and $6.2 million of acquisition-related costs incurred in the prior year, partially offset by pension plan settlement losses of $6.6 million and Project Centennial consulting costs both incurred in the current year.  In the prior year, unanticipated legal costs were not allocated to the segments, but instead were absorbed at the corporate level.

Net Interest Expense

The increase in net interest expense resulted from higher average amounts outstanding under the company’s debt arrangements during the current fiscal year and to a lesser extent decreased interest income in fiscal 2016 due to lower average distributor notes receivable outstanding during the current fiscal year.  Additionally, we expensed $1.9 million of debt issuance costs associated with our existing term loans that were paid off prior to maturity with the proceeds from the issuance of the 2026 notes.

Income Taxes

The effective tax rate for fiscal 2016 and fiscal 2015 was 34.4% and 35.4%, respectively.  The decrease in the rate was primarily related to an increase in the Section 199 qualifying production activities benefit.  The most significant differences in the effective rate and the statutory rate were additions for state income taxes and the benefit for Section 199 qualifying production activities deduction. Financial Accounting Standards Board (“FASB”) guidance requiring tax windfalls and shortfalls related to employee share-based payment awards to be recognized as income tax expense (benefit) at vesting of these awards will be effective for the company as of the beginning of fiscal 2017.  During the first quarter of fiscal 2017, we anticipate a tax shortfall of $3.0 million to $3.3 million to be recognized as income tax expense in the Consolidated Financial Statements upon the vesting of our performance-based share-based payment awards.

Comprehensive Income

The decrease in comprehensive income resulted from a decrease in net income year over year, partially offset by changes in the fair value of derivative instruments.

Consolidated and Segment Results - Fiscal 2015 compared to Fiscal 2014

Sales

Consolidated

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,151,514	56.9	$2,102,028	56.1	2.4
Store branded retail	571,827	15.1	608,617	16.2	(6.0)
Non-retail and other	1,055,164	28.0	1,038,328	27.7	1.6
Total	$3,778,505	100.0	$3,748,973	100.0	0.8

The 0.8% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.2
Volume	1.0
Acquisitions	1.3
Week 53 impact from Fiscal 2014	(1.7)
Total percentage change in sales	0.8

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

DSD Segment

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$2,011,433	63.3	$1,971,851	62.5	2.0
Store branded retail	457,467	14.4	486,886	15.4	(6.0)
Non-retail and other	710,448	22.3	696,870	22.1	1.9
Total	$3,179,348	100.0	$3,155,607	100.0	0.8

The 0.8% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	0.3
Volume	1.0
Acquisition	1.2
Week 53 impact from Fiscal 2014	(1.7)
Total percentage change in sales	0.8

The increase in branded retail sales was due primarily to the DKB acquisition sales contribution and volume increases driven by the re-introduction of the brands we acquired as part of the Acquired Hostess Bread Assets and in our expansion markets, partially offset by the impact of the additional week in fiscal 2014.  The decrease in store branded retail sales was due primarily to volume decreases from certain exited business, the impact of the additional week in fiscal 2014 and a shift to branded products.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice, was largely due to volume increases in foodservice, partially offset by the impact of the additional week in fiscal 2014.

Warehouse Segment

	Fiscal 2015		Fiscal 2014
	52 weeks		53 weeks		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$140,081	23.4	$130,177	21.9	7.6
Store branded retail	114,360	19.1	121,731	20.5	(6.1)
Non-retail and other	344,716	57.5	341,458	57.6	1.0
Total	$599,157	100.0	$593,366	100.0	1.0

The 1.0% increase in sales was attributable to the following:

Percentage point change in sales attributed to:	Favorable (Unfavorable)
Pricing/mix	(0.1)
Volume	0.7
Acquisition	2.0
Week 53 impact from Fiscal 2014	(1.6)
Total percentage change in sales	1.0

Branded retail sales increased due to the Alpine acquisition sales contribution, partially offset by the impact of the additional week in fiscal 2014.  Store branded retail sales decreased due to significant volume declines in store branded cake and the impact of the additional week in the prior year.  The increase in non-retail and other sales, which include contract manufacturing, vending and foodservice (including tortillas), was due primarily to significant volume increases in foodservice sales, partially offset by declines in contract manufacturing due to exiting the non-retail tortilla business in the second half of fiscal 2014, lower mix sales and the impact of the additional week in the prior year.

Materials, Supplies, Labor, and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

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

DSD Segment

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

Warehouse Segment

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

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.1	17.4	(0.3)
Distributor distribution fees	13.4	13.4	—
Other	6.1	5.7	0.4
Total	36.6	36.5	0.1

Workforce-related costs decreased as a percent of sales due to lower costs for the acquired companies, improvements at Lepage and cost saving initiatives we have implemented, partially offset by higher employee incentive costs and lower pension income. The majority of the acquisition sales were distributed via warehouse delivery which carries a lower cost structure than direct-store-delivery. Acquisition-related costs of $6.2 million, as well as higher legal and consulting costs in fiscal 2015 as compared to fiscal 2014 caused the majority of the increase in the other line item component.

DSD Segment

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Decrease as a % of sales
Workforce-related costs	17.1	17.5	(0.4)
Distributor distribution fees	15.9	15.9	—
Other	5.5	5.6	(0.1)
Total	38.5	39.0	(0.5)

The decrease in workforce-related costs as a percent of sales was attributable to lower costs for DKB as a percent of sales, conversions to independent distributors in newer markets, improvements at Lepage and implementing cost saving initiatives, partially offset by higher employee incentive costs. The majority of the DKB products were distributed via warehouse delivery in fiscal 2015.  This resulted in distributor distribution fees remaining consistent with the prior fiscal year as a percent of sales.

Warehouse Segment

Line item component	Fiscal 2015 % of sales	Fiscal 2014 % of sales	Increase as a % of sales
Workforce-related costs	7.9	7.7	0.2
Freezer storage/rent	2.1	2.0	0.1
Distribution costs (includes freight and shipping and hauling)	2.1	2.0	0.1
Other	4.0	3.7	0.3
Total	16.1	15.4	0.7

Workforce-related costs increased primarily due to higher employee incentive costs as compared to the prior year on smaller sales increases.  Additionally, higher marketing costs as a percent of sales drove the increase in the other line item, mainly attributable to marketing initiatives for the Alpine products.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in dollars and as a percent of sales due primarily to the DKB and Alpine acquisitions.  We recorded $240.9 million of amortizing intangible assets related to the DKB and Alpine acquisitions.

The DSD Segment’s depreciation and amortization expense increased in dollars primarily due to the amortization of the acquired DKB intangible assets, partially offset by lower depreciation expense.

The Warehouse Segment’s depreciation and amortization expense increase in dollars and as a percent of sales was mostly the result of the amortization of the acquired Alpine intangible assets.

Pension Plan Settlement Loss

We recorded a settlement charge of $15.4 million during the fourth quarter of our fiscal 2014 related to our pension risk mitigation plan. Refer to the Pension plan settlement losses discussion in the “Matters Affecting Comparability” section above for additional details.

Impairment of Assets

We recorded impairments of assets of $3.8 million and $10.3 million during fiscal 2015 and 2014, respectively. Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above for additional details.

Income from Operations

Operating income (loss)	Favorable (Unfavorable) Percentage	Increase (Decrease) as a % of Sales
DSD Segment	6.4	0.5
Warehouse Segment	7.4	0.5
Unallocated corporate	0.9	NA
Consolidated	8.2	0.6

NA	Not applicable as the corporate segment has no revenues.

The favorable increase in the DSD Segment income from operations was largely attributable to sales increases, lower ingredient costs and lower asset impairment charges in the current year as compared to the prior year. The Warehouse Segment’s favorable increase was largely attributable to exiting the lower margin non-retail tortilla business in the second half of fiscal 2014, partially offset by higher selling, distribution and administrative costs as a percent of sales. The favorable decrease in the unallocated corporate expense was largely due to the $15.4 million pension plan settlement loss recorded in fiscal 2014, mostly offset by $6.2 million of acquisition-related costs, higher legal and consulting costs and lower pension income in fiscal 2015.

Net Interest Expense

The decrease in net interest expense resulted from lower average debt outstanding during fiscal 2015 and lower average interest rates on debt outstanding, as well as, higher interest income in fiscal 2015 due to higher average distributor notes receivable outstanding year over year.

Income Taxes

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

Comprehensive Income

The increase in comprehensive income resulted from an increase the fair value of pension and postretirement plan assets and to a lesser extent an increase in net income year over year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position aiming to achieve this through prudent debt reduction and share repurchase programs.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	paying dividends to our shareholders;
•	repayment of indebtedness prior to the maturity date;
•	making strategic acquisitions; and
•	repurchasing shares of our common stock.

The company leases certain property and equipment under various operating and capital lease arrangements. Most of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew the lease at the then fair value. The capital leases provide the company with the option to purchase the property at a fixed price at the end of the lease term. The company believes the use of leases as a financing alternative places the company in a more favorable position to fulfill its long-term strategy for the use of its cash flow. See Note 12, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K for detailed financial information regarding the company’s lease arrangements.

Key items impacting our liquidity, capital resources and financial position in Fiscal 2016 and 2015:

Fiscal 2016:

•	We generated $346.0 million of net cash from operating activities.
•	We issued $400.0 million of the 2026 notes that mature on October 1, 2026.
•	We repaid the 2016 and 2013 term loans prior to maturity with proceeds from the 2026 notes.
•	We reduced our total debt outstanding $55.6 million.
•	We repurchased 6.9 million shares of our common stock for $126.3 million (including shares repurchased under the ASR).
•	We invested in our plants through capital expenditures of $101.7 million (DSD Segment of $61.7 million and Warehouse Segment of $16.8 million).

•	We paid dividends of $131.1 million.
•	We continued our pension de-risking strategy by offering pension plan participants who have not yet started receiving their payments, the option to receive their benefit as a single lump sum payment.

Fiscal 2015:

•	We generated $318.3 million of cash from operating activities.
•	We acquired DKB for $282.1 million in cash.
•	We acquired Alpine for $109.3 in cash and 481,540 shares of our common stock.
•	Our capital expenditures were $90.8 million (DSD Segment of $72.1 million and Warehouse Segment of $9.6 million).
•	We paid dividends of $120.4 million.
•	Our debt and capital lease obligations increased $247.0 million (primarily to fund the cash paid for the acquisitions).

Liquidity Discussion

Flowers Foods’ cash and cash equivalents were $6.4 million at December 31, 2016, $14.4 million at January 2, 2016 and $7.5 million at January 3, 2015. The cash and cash equivalents were derived from the activities presented in the table below (amounts in thousands):

Cash flow component	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash flows provided by operating activities	$346,044	$318,301	$315,183
Cash disbursed for investing activities	(70,047)	(461,576)	(34,526)
Cash provided by (disbursed for) financing activities	(283,965)	150,130	(281,664)
Total change in cash	$(7,968)	$6,855	$(1,007)

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities included the following items for non-cash adjustments to net income (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Depreciation and amortization	$140,869	$132,175	$128,961
Stock-based compensation	18,761	15,692	18,662
Impairment of assets	24,877	3,771	10,308
Deferred income taxes	(14,457)	18,293	9,241
Pension and postretirement plans (benefit) expense (including settlement losses)	2,238	(5,878)	5,341
Other non-cash	6,039	8,297	5,033
Net non-cash adjustment to net income	$178,327	$172,350	$177,546

•	The changes in depreciation and amortization were primarily due to the intangible assets acquired with the DKB and Alpine acquisitions which have finite lives.
•	Refer to the Impairment of assets discussion in the “Matters Affecting Comparability” section above.
•	Deferred income taxes changed due to changes in temporary differences year over year.
•

Changes in pension and postretirement plan (benefit) expense were primarily due to settlement losses of $6.6 million and $15.4 million in fiscal 2016 and 2014, respectively.  There were no settlement losses recorded in fiscal 2015.

•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net cash for working capital requirements and pension contributions included the following items (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Changes in accounts receivable, net	$(7,888)	$(16,873)	$7,181
Changes in inventories, net	(1,526)	(9,717)	6,977
Changes in hedging activities, net	13,592	(12,818)	22
Changes in other assets	(11,107)	(12,899)	(11,337)
Changes in accounts payable	(519)	14,563	(9,951)
Changes in other accrued liabilities	12,389	4,504	(17,995)
Qualified pension plan contributions	(1,000)	(10,000)	(12,999)
Net changes in working capital and pension contributions	$3,941	$(43,240)	$(38,102)

•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•	Refer to Note 19, Postretirement Plans, of Notes to Consolidated Financial Statements of this Form 10-K regarding qualified pension plan contributions.

During the first quarter of fiscal 2017, we anticipate making payments of approximately $17.8 million, including our share of employment taxes, in performance-based cash awards under our bonus plan. During fiscal 2016 and 2015, the company paid $25.6 million and $16.4 million, respectively, including our share of employment taxes, in performance-based cash awards under the company’s bonus plan. An additional $0.4 million and $1.5 million for our share of employment taxes on the vesting of the performance-contingent restricted stock award was also paid during fiscal 2016 and 2015, respectively.

Cash Flows Disbursed for Investing Activities.    The table below presents net cash disbursed for investing activities for fiscal 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Purchase of property, plant, and equipment	$(101,727)	$(90,773)	$(83,778)
Repurchase of independent distributor territories	(10,350)	(13,768)	(16,198)
Principal payments from notes receivable	22,272	23,023	21,103
Acquisition of businesses, net of cash acquired	—	(390,221)	—
Contingently refundable consideration	—	—	7,500
Proceeds from sale of property, plant and equipment	17,667	14,324	36,303
Acquisition of intangible assets	—	(5,000)	—
Other	2,091	839	544
Net cash disbursed for investing activities	$(70,047)	$(461,576)	$(34,526)

•	Capital expenditures by segment were as follows:

Segment	Fiscal 2016	Fiscal 2015	Fiscal 2014
DSD Segment	$61,669	$72,148	$73,454
Warehouse Segment	16,792	9,596	6,468

The company currently estimates capital expenditures of approximately $95.0 million to $105.0 million on a consolidated basis during fiscal 2017.

•

Cash payments for the DKB acquisition of $282.1 million in the third quarter of fiscal 2015 and for the Alpine acquisition of $109.3 million in the fourth quarter of fiscal 2015 were funded from cash on hand and drawdowns from our existing credit facilities.  Additionally, we acquired the Roman Meal trademark for $5.0 million in the first quarter of fiscal 2015.

•

In fiscal 2014, the company received $7.5 million for the cancelation of a co-pack agreement associated with the Sara Lee California acquisition. See Note 8, Acquisitions, of Notes to Consolidated Financial Statements of this Form 10-K for more details on the acquisitions that occurred during the reporting periods.

•

Proceeds from the sale of property, plant and equipment in fiscal 2016, 2015 and 2014 were primarily related to the sale of certain idle plants, depots and equipment acquired in the Acquired Hostess Bread Assets acquisition as well as other closed plants.  Additionally, in fiscal 2014, we received proceeds of $8.4 million from the sale of our Ft. Worth, Texas tortilla facility.

Cash Flows Provided by (Disbursed for) Financing Activities.    The table below presents net cash provided by (disbursed for) financing activities for fiscal 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Dividends paid, including dividends on share-based payment awards	$(131,073)	$(120,442)	$(102,302)
Exercise of stock options, including windfall tax benefit	31,482	28,751	28,893
Payments for financing fees	(4,380)	(646)	(773)
Stock repurchases, including accelerated stock repurchases	(126,300)	(6,858)	(38,916)
Change in bank overdrafts	1,914	2,325	(679)
Net debt and capital lease obligation changes	(55,608)	247,000	(167,887)
Net cash provided by (disbursed for) financing activities	$(283,965)	$150,130	$(281,664)

•

Our dividend payout rate increased 10.1% from fiscal 2015 to fiscal 2016 and 17.0% from fiscal 2014 to fiscal 2015.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. Should this continue in the future we will have additional cash needs to meet these expected dividend payouts.

•

As of December 31, 2016, there were nonqualified stock option grants of 1.8 million shares that were exercisable. These have a remaining contractual life of approximately 0.90 years and a weighted average exercise price of $10.89 per share. At this time, it is expected that these shares will be exercised before the contractual term expires and such exercises may provide an increase to the cash provided by financing activities.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time.  In fiscal 2016, we repurchased 6.9 million shares of our common stock, of which 6.5 million were repurchased under the ASR program.  See Note 15, Stockholders’ Equity, of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

•	Net debt obligations increased in fiscal 2015 primarily due to funding the DKB and Alpine acquisitions, net of repayments we made during the year.

Capital Structure

Long-term debt and capital lease obligations were as follows at December 31, 2016 and January 2, 2016. For a detailed description of our debt and capital lease obligations and information regarding our credit ratings, distributor arrangements, deferred compensation, and guarantees and indemnification obligations, see Note 12, Debt, Lease and Other Commitments, of Notes to Consolidated Financial Statements of this Form 10-K:

	Interest Rate at	Final	Balance at		Fixed or
	December 31, 2016	Maturity	December 31, 2016	January 2, 2016	Variable Rate
			(Amounts in thousands)
2026 senior notes	3.50%	2026	$394,406	$—	Fixed Rate
2022 senior notes	4.38%	2022	397,458	396,975	Fixed Rate
Unsecured credit facility	4.08%	2020	24,000	160,000	Variable Rate
Accounts receivable securitization	1.59%	2018	95,000	170,000	Variable Rate
Unsecured 2016 term loan	—	NA	—	—	Variable Rate
Unsecured 2013 term loan	—	NA	—	238,515	Variable Rate
Capital lease obligations	3.70%	2024	30,427	20,228
Other notes payable	2.10%	2020	16,866	18,989
			958,157	1,004,707
Current maturities of long-term debt and capital lease obligations			11,490	74,685
Long-term debt and capital lease obligations			$946,667	$930,022

NA – not applicable.  The term loans were paid off prior to their maturity date in fiscal 2016.

The facility and credit facility are generally used for short term liquidity needs. The company has historically entered into amendments and extensions approximately one year prior to the maturity of the facility and the credit facility.  The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during fiscal 2016:

	Amount Available	Highest	Lowest
	for Withdrawal at	Balance in	Balance in
Facility	December 31, 2016	Fiscal 2016	Fiscal 2016
	(Amounts in thousands)
Facility	$85,200	$190,000	$90,000
Credit facility (1)	466,920	$244,200	—
	$552,120

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments, of Notes to Consolidated Financial Statements of this Form 10-K.  During fiscal 2016, the company borrowed $1,392.0 million in revolving borrowings under the credit facility and repaid $1,528.0 million in revolving borrowings. The amount available under the credit facility is reduced by $9.1 million for letters of credit.

The facility and the credit facility are variable rate debt. In periods of rising interest rates, the cost of using the facility and the credit facility will become more expensive and increase our interest expense.  Therefore, borrowings under these facilities provide us the greatest direct exposure to rising rates. In addition, if interest rates do increase it will make the cost of funds more expensive. Considering our current debt obligations, an environment of rising rates could materially affect our Consolidated Statements of Income.

Restrictive financial covenants for our borrowings include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet its presently foreseeable financial requirements. As of December 31, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under our debt agreements.

Special Purpose Entities.  At December 31, 2016 and January 2, 2016, the company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Aggregate Maturities of Debt.

Assets recorded under capital lease agreements included in property, plant and equipment consist of machinery and equipment and transportation equipment.

Aggregate maturities of debt outstanding, including capital leases, as of December 31, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2017	$11,490
2018	106,794
2019	10,314
2020	29,028
2021	3,276
2022 and thereafter	806,025
Total	$966,927

Contractual Obligations and Commitments.    The following table summarizes the company’s contractual obligations and commitments at December 31, 2016 and the effect such obligations are expected to have on its liquidity and cash flow in the indicated future periods:

	Payments Due by Fiscal Year
	(Amounts in thousands)
	Total	2017	2018-2019	2020-2021	2022 and Beyond
Contractual Obligations:
Long-term debt	$936,500	$5,000	$105,000	$26,500	$800,000
Interest payments(1)	231,516	33,011	63,755	63,000	71,750
Capital leases	30,427	6,490	12,108	5,804	6,025
Interest on capital leases	2,486	713	932	520	321
Non-cancelable operating lease obligations(2)	405,962	57,341	98,931	69,183	180,507
Pension and postretirement contributions and payments(3)	6,801	692	1,480	1,338	3,291
Deferred compensation plan obligations(4)	14,883	1,675	1,597	708	10,903
Purchase obligations(5)	320,412	320,412	—	—	—
Total contractual cash obligations	$1,948,987	$425,334	$283,803	$167,053	$1,072,797

	Amounts Expiring by Fiscal Year
	(Amounts in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Commitments:
Standby letters of credit(6)	$16,260	$16,260	$—	$—	$—
Truck lease guarantees	4,806	111	3,361	1,264	70
Total commitments	$21,066	$16,371	$3,361	$1,264	$70

(1)

The $24.0 million outstanding under our credit facility at December 31, 2016 is not included since payments into and out of the credit facility change daily.  The facility interest rate is based on the actual rate at December 31, 2016. Interest on the senior notes and other notes payable is based on the stated rate and excludes the amortization of debt discount and debt issuance costs.

(2)

Does not include lease payments expected to be incurred in fiscal 2017 related to distributor vehicles and other short-term operating leases. These are not recorded on the Consolidated Balance Sheet but will be recorded as lease payments obligations are incurred in the Consolidated Statements of Income.  This table excludes two operating leases that were terminated subsequent to the end of fiscal 2016.

(3)

Includes the expected benefit payments for postretirement plans from fiscal 2017 through fiscal 2026. These future postretirement plan payments are not recorded on the Consolidated Balance Sheet but will be recorded as these payments are incurred in the Consolidated Statements of Income.  The company does not expect to make any contributions to our qualified pension plans during fiscal 2017.

(4)

These are unsecured general obligations to pay the deferred compensation of, and our contributions to, participants in the executive deferred compensation plan. This liability is recorded on the Consolidated Balance Sheet as either a current or long-term liability.

(5)	Represents the company’s various ingredient and packaging purchasing commitments. This item is not recorded on the Consolidated Balance Sheet.
(6)

These letters of credit are for the benefit of certain insurance companies related to workers’ compensation liabilities recorded by the company as of December 31, 2016 and certain lessors and energy vendors. Such amounts are not recorded on the Consolidated Balance Sheet, but $9.1 million of this total reduces the availability of funds under the credit facility.

Because we are uncertain as to if or when settlements may occur, these tables do not reflect the company’s net liability of $1.2 million related to uncertain tax positions as of December 31, 2016. Details regarding this liability are presented in Note 20, Income Taxes, of Notes to Consolidated Financial Statements of this Form 10-K.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.   These potential commitments are excluded from the table above because they cannot be known at this time.

Total stockholders’ equity was as follows at December 31, 2016 and January 2, 2016:

	Balance at
	December 31, 2016	January 2, 2016
	(Amounts in thousands)
Total stockholders' equity	$1,210,080	$1,243,082

Stock Repurchase Plan.    The Board approved a plan that authorized share repurchases of up to 67.5 million shares of the company’s common stock. In November 2014, the Board increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. At the close of the company’s fourth quarter on December 31, 2016, 6.8 million shares remained under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.  In March 2016, the company entered into an ASR agreement with Deutsche Bank AG to repurchase an aggregate of $120.0 million of the company’s common stock under the existing share repurchase program. During fiscal 2016, 6.9 million shares, at a cost of $126.3 million, of the company’s common stock were repurchased under the plan.  This included share repurchases under the ASR of 6.5 million shares, at a cost of $120.0 million, and other share repurchases. From the inception of the plan through December 31, 2016, 67.8 million shares, at a cost of $630.4 million, have been repurchased.  In the fourth quarter of fiscal 2016, the company repurchased an immaterial number of shares of its common stock related to withholding and payment obligations in connection with the vesting of performance share awards.

New Accounting Pronouncements Not Yet Adopted

See Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this Form 10-K regarding this information.

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

Commodity Price Risk

The company enters into commodity forward, futures, option, and swap contracts for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of December 31, 2016, the company’s hedge portfolio contained commodity derivatives with a fair value of $(0.8) million. Of this fair value, $(0.8) million is based on quoted market prices.  Nearly all of this fair value relates to instruments that will be utilized in fiscal 2017.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to its derivative portfolio. Based on the company’s derivative portfolio as of December 31, 2016, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the derivative portfolio by $3.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in raw material and packaging prices.

Item 8.	Financial Statements and Supplementary Data

Refer to the Index to Consolidated Financial Statements and the Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that material information relating to the company, which is required to be timely disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is accumulated and communicated to management in a timely fashion and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO, Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”).

Based upon that evaluation, our CEO, CFO, and CAO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO, CFO, and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The information required by this item with respect to directors of the company is incorporated herein by reference to the information set forth under the captions “Proposal I — Election of Directors”, “Directors and Corporate Governance”, “Corporate Governance — The Board of Directors and Committees of the Board of Directors”, “Corporate Governance — Relationships Among Certain Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders expected to be filed with the SEC in April (the “proxy”). The information required by this item with respect to executive officers of the company is set forth in Part I of this Form 10-K.

We have adopted the Flowers Foods, Inc. Code of Business Conduct and Ethics for Officers and Members of the Board of Directors (the “Code of Business Conduct and Ethics”), which applies to all of our directors and executive officers. The Code of Business Conduct and Ethics is publicly available on our website at www.flowersfoods.com in the “Corporate Governance” section of the “Investor Center” tab. If we make any substantive amendments to our Code of Business Conduct and Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, that applies to any of our directors or executive officers, including our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the nature of the amendment or waiver on our website at the same location. Alternatively, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Our President and CEO certified to the NYSE on June 24, 2016 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Flowers Foods of the NYSE’s corporate governance listing standards as of that date.

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Fiscal 2016 and Fiscal 2015 Audit Firm Fee Summary” in the proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2016 and January 2, 2016.

Consolidated Statements of Income for Fiscal 2016, Fiscal 2015, and Fiscal 2014.

Consolidated Statements of Comprehensive Income for Fiscal 2016, Fiscal 2015, and Fiscal 2014.

Consolidated Statements of Changes in Stockholders’ Equity for Fiscal 2016, Fiscal 2015, and Fiscal 2014.

Consolidated Statements of Cash Flows for Fiscal 2016, Fiscal 2015, and Fiscal 2014.

Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

The company has elected not to provide summary information.

2.	Exhibits. The following documents are filed as exhibits hereto:

EXHIBIT INDEX

Exhibit		Name of Exhibit
No
2.1	—

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

4.8	—	Officers’ Certificate pursuant to Section 2.02 of the Indenture (Incorporated by reference to Exhibit 4.2 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
4.9	—	Form of 3.50% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Flowers Foods’ Current Report on Form 8-K, dated September 28, 2016, File No. 1-16247).
10.1	—

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

10.18	+	—	Flowers Foods, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.8 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.19	+	—	Flowers Foods, Inc. Annual Executive Bonus Plan (Incorporated by reference to Annex B to Flowers Foods’ Proxy Statement on Schedule 14A, dated April 24, 2009, File No. 1-16247).
10.20	+	—	Flowers Foods, Inc. 2014 Omnibus Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Flowers Foods’ Current Report on Form 8-K, dated May 27, 2014, File No. 1-16247).
10.21	+	—	Flowers Foods, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.10 to Flowers Foods’ Annual Report on Form 10-K, dated March 29, 2002, File No. 1-16247).
10.22	+	—

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

10.25	*+	—	Form of 2013 Restricted Stock Agreement by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc.
10.26	+	—

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

10.28	*+	—	Form of 2017 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.
12.1	*	—	Computation of Ratio of Earnings to Fixed Charges
21	*	—	Subsidiaries of Flowers Foods, Inc.
23	*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended December 31, 2016.

101.INS	*	—	XBRL Instance Document.

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flowers Foods, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2017.

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

Signature	Title	Date

/s/ ALLEN L. SHIVER	President and Chief Executive Officer and Director	February 23, 2017
Allen L. Shiver

/s/ R. STEVE KINSEY	Executive Vice President and Chief Financial Officer	February 23, 2017
R. Steve Kinsey

/s/ KARYL H. LAUDER	Senior Vice President and Chief Accounting Officer	February 23, 2017
Karyl H. Lauder

/s/ GEORGE E. DEESE	Chairman	February 23, 2017
George E. Deese

/s/ RHONDA O. GASS	Director	February 23, 2017
Rhonda O. Gass

/s/ BENJAMIN H. GRISWOLD, IV	Director	February 23, 2017
Benjamin H. Griswold, IV

/s/ RICHARD LAN	Director	February 23, 2017
Richard Lan

/s/ MARGARET G. LEWIS	Director	February 23, 2017
Margaret G. Lewis

/s/ AMOS R. MCMULLIAN	Director	February 23, 2017
Amos R. McMullian

/s/ J.V. SHIELDS, JR.	Director	February 23, 2017
J.V. Shields, Jr.

/s/ DAVID V. SINGER	Director	February 23, 2017
David V. Singer

/s/ JAMES T. SPEAR	Director	February 23, 2017
James T. Spear

/s/ MELVIN T. STITH, PH.D.	Director	February 23, 2017
Melvin T. Stith, Ph.D.

/s/ C. MARTIN WOOD III	Director	February 23, 2017
C. Martin Wood III

FLOWERS FOODS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flowers Foods, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Flowers Foods, Inc. and its subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2016.

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

/s/     PricewaterhouseCoopers LLP

Atlanta, Georgia

February 23, 2017

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$6,410	$14,378
Accounts and notes receivable, net of allowances of $1,703 and $1,341, respectively	271,913	269,683
Inventories:
Raw materials	41,830	42,336
Packaging materials	20,354	21,853
Finished goods	48,698	46,988
	110,882	111,177
Spare parts and supplies	59,509	57,288
Other	28,128	47,782
Total current assets	476,842	500,308
Property, Plant and Equipment:
Land	89,674	93,115
Buildings	458,200	455,626
Machinery and equipment	1,147,861	1,162,314
Furniture, fixtures and transportation equipment	158,188	131,875
Construction in progress	37,564	38,334
	1,891,487	1,881,264
Less: accumulated depreciation	(1,110,461)	(1,076,296)
	781,026	804,968
Notes Receivable	154,924	154,311
Assets Held for Sale	36,976	36,191
Other Assets	9,758	7,881
Goodwill	465,578	464,926
Other Intangible Assets, net	835,964	875,466
Total assets	$2,761,068	$2,844,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$11,490	$74,685
Accounts payable	173,102	171,923
Other accrued liabilities	156,032	157,130
Total current liabilities	340,624	403,738
Long-term debt:
Total long-term debt and capital lease obligations	946,667	930,022
Other Liabilities:
Post-retirement/post-employment obligations	69,601	76,541
Deferred taxes	145,854	146,462
Other long-term liabilities	48,242	44,206
Total other long-term liabilities	263,697	267,209
Stockholders’ Equity:
Preferred stock — $100 stated par value, 200,000 authorized and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value; 500,000,000 authorized shares; 228,729,585 issued shares	199	199
Treasury stock — 20,306,784 and 16,463,137 shares, respectively	(261,812)	(174,635)
Capital in excess of par value	644,456	636,501
Retained earnings	910,520	877,817
Accumulated other comprehensive loss	(83,283)	(96,800)
Total stockholders’ equity	1,210,080	1,243,082
Total liabilities and stockholders’ equity	$2,761,068	$2,844,051

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands, except per share data)
Sales	$3,926,885	$3,778,505	$3,748,973
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	2,026,367	1,963,153	1,950,633
Selling, distribution and administrative expenses	1,464,236	1,381,527	1,368,289
Depreciation and amortization	140,869	132,175	128,961
Pension plan settlement loss	6,646	—	15,387
Impairment of assets	24,877	3,771	10,308
Income from operations	263,890	297,879	275,395
Interest expense	34,905	26,815	28,288
Interest income	(20,552)	(21,967)	(20,947)
Income before income taxes	249,537	293,031	268,054
Income tax expense	85,761	103,840	92,315
Net income	$163,776	$189,191	$175,739
Net Income Per Common Share:
Basic:
Net income per common share	$0.79	$0.90	$0.84
Weighted average shares outstanding	208,511	210,793	209,683
Diluted:
Net income per common share	$0.78	$0.89	$0.82
Weighted average shares outstanding	210,354	213,356	213,092
Cash dividends paid per common share	$0.6250	$0.5675	$0.4850

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands, except per share data)
Net income	$163,776	$189,191	$175,739
Other comprehensive income, net of tax:
Pension and postretirement plans:
Settlement loss	4,087	—	9,463
Net loss for the period	(4,013)	(2,537)	(45,516)
Amortization of prior service credit included in net income	108	(164)	(289)
Amortization of actuarial loss included in net income	4,206	2,703	829
Pension and postretirement plans, net of tax	4,388	2	(35,513)
Derivative instruments:
Net change in fair value of derivatives	5,730	(4,195)	(3,358)
Loss reclassified to net income	3,399	5,413	3,366
Derivative instruments, net of tax	9,129	1,218	8
Other comprehensive income (loss), net of tax	13,517	1,220	(35,505)
Comprehensive income	$177,293	$190,411	$140,234

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital		Accumulated Other	Treasury Stock
	Number of Shares Issued	Par Value	in Excess of Par Value	Retained Earnings	Comprehensive Loss	Number of Shares	Cost	Total
	(Amounts in thousands, except share data)
Balances at December 28, 2013	228,729,585	$199	$593,355	$735,631	$(62,515)	(20,166,635)	$(190,481)	$1,076,189
Net income				175,739				175,739
Derivative instruments, net of tax					8			8
Pension and postretirement plans, net of tax					(35,513)			(35,513)
Stock repurchases						(2,014,610)	(38,916)	(38,916)
Exercise of stock options			2,206			1,921,397	18,808	21,014
Issuance of deferred stock awards			(2,095)			211,850	2,095	—
Amortization of share-based compensation awards			18,917					18,917
Income tax benefits related to share-based payments			7,908					7,908
Performance-contingent restricted stock awards issued (Note 16)			(6,168)			652,719	6,168	—
Issuance of deferred compensation			(264)			13,007	264	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(608)				(608)
Dividends paid — $0.4850 per common share				(101,694)				(101,694)
Balances at January 3, 2015	228,729,585	$199	$613,859	$809,068	$(98,020)	$(19,382,272)	$(202,062)	$1,123,044
Net income				189,191				189,191
Derivative instruments, net of tax					1,218			1,218
Pension and postretirement plans, net of tax					2			2
Shares issued for acquisition			7,493			481,540	5,109	12,602
Stock repurchases						(318,399)	(6,858)	(6,858)
Exercise of stock options			137			1,838,083	19,480	19,617
Issuance of deferred stock awards			(591)			55,713	591	—
Amortization of share-based compensation awards			15,574					15,574
Income tax benefits related to share-based payments			9,134					9,134
Performance-contingent restricted stock awards issued (Note 16)			(8,899)			853,206	8,899	—
Issuance of deferred compensation			(206)			8,992	206	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(879)				(879)
Dividends paid — $0.5675 per common share				(119,563)				(119,563)
Balances at January 2, 2016	228,729,585	$199	$636,501	$877,817	$(96,800)	(16,463,137)	$(174,635)	$1,243,082
Net income				163,776				163,776
Derivative instruments, net of tax					9,129			9,129
Pension and postretirement plans, net of tax					4,388			4,388
Stock repurchases			(1,125)			(6,892,322)	(125,175)	(126,300)
Exercise of stock options			(4,323)			2,506,255	31,954	27,631
Issuance of deferred stock awards			(1,411)			111,868	1,411	—
Amortization of share-based compensation awards			18,772					18,772
Income tax benefits related to share-based payments			675					675
Performance-contingent restricted stock awards issued (Note 16)			(4,519)			424,787	4,519	—
Issuance of deferred compensation			(114)			5,765	114	—
Dividends paid on vested performance-contingent restricted stock and deferred share awards				(583)				(583)
Dividends paid — $.6250 per common share				(130,490)				(130,490)
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks	53 weeks
	(Amounts in thousands)
Cash flows provided by (disbursed for) operating activities:
Net income	$163,776	$189,191	$175,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,869	132,175	128,961
Impairment of assets	24,877	3,771	10,308
Stock-based compensation	18,761	15,692	18,662
Loss reclassified from accumulated other comprehensive income to net income	5,307	8,551	5,218
Deferred income taxes	(14,457)	18,293	9,241
Provision for inventory obsolescence	1,324	776	1,074
Allowances for accounts receivable	3,365	2,395	4,956
Pension and postretirement plans (benefit) expense	2,238	(5,878)	5,341
Other	(3,957)	(3,425)	(6,215)
Qualified pension plan contributions	(1,000)	(10,000)	(12,999)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts and notes receivable, net	(7,888)	(16,873)	7,181
Inventories, net	(1,526)	(9,717)	6,977
Hedging activities, net	13,592	(12,818)	22
Other assets	(11,107)	(12,899)	(11,337)
Accounts payable	(519)	14,563	(9,951)
Other accrued liabilities	12,389	4,504	(17,995)
Net cash provided by operating activities	346,044	318,301	315,183
Cash flows provided by (disbursed for) investing activities:
Purchases of property, plant and equipment	(101,727)	(90,773)	(83,778)
Repurchase of independent distributor territories	(10,350)	(13,768)	(16,198)
Principal payments from notes receivable	22,272	23,023	21,103
Acquisition of businesses, net of cash acquired	—	(390,221)	—
Contingently refundable consideration	—	—	7,500
Proceeds from sales of property, plant and equipment	17,667	14,324	36,303
Acquisition of intangible assets	—	(5,000)	—
Other investing activities	2,091	839	544
Net cash disbursed for investing activities	(70,047)	(461,576)	(34,526)
Cash flows provided by (disbursed for) financing activities:
Dividends paid, including dividends on share-based payment awards	(131,073)	(120,442)	(102,302)
Exercise of stock options	27,631	19,617	21,014
Excess windfall tax benefit related to share-based payment awards	3,851	9,134	7,879
Payments for debt issuance costs	(4,380)	(646)	(773)
Stock repurchases	(126,300)	(6,858)	(38,916)
Change in bank overdrafts	1,914	2,325	(679)
Proceeds from debt borrowings	2,090,492	1,064,600	1,175,200
Debt and capital lease obligation payments	(2,146,100)	(817,600)	(1,343,087)
Net cash (disbursed for) provided by financing activities	(283,965)	150,130	(281,664)
Net (decrease) increase in cash and cash equivalents	(7,968)	6,855	(1,007)
Cash and cash equivalents at beginning of period	14,378	7,523	8,530
Cash and cash equivalents at end of period	$6,410	$14,378	$7,523
Schedule of non cash investing and financing activities:
Issuance of executive deferred compensation plan common stock	$114	$206	$264
Capital and right-to-use lease obligations	$15,622	$2,298	$12,399
Issuance of notes receivable on new distribution territories, net	$23,352	$15,739	$41,731
Distributor routes sold with deferred gains, net	$5,213	$166	$11,443
Shares issued for the Alpine acquisition	$—	$12,602	$—
Increase in property, plant and equipment from financing	$4,855	$—	$—
Purchase of property, plant and equipment included in accounts payable	$5,203	$3,637	$1,094
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,897	$24,112	$26,065
Income taxes paid, net of refunds of $12,212, $7,587 and $4,240, respectively	$84,108	$80,062	$78,587

See Accompanying Notes to Consolidated Financial Statements

FLOWERS FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

General.    Flowers Foods, Inc. (references to “we”, “our”, “us”, the “company”, “Flowers”, or “Flowers Foods”) is one of the largest producers and marketers of bakery products in the United States. The company consists of two business segments: direct-store-delivery (“DSD Segment”) and warehouse delivery (“Warehouse Segment”). The DSD Segment focuses on the production and marketing of bakery products throughout the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment produces snack cakes, breads and rolls that are shipped both fresh and frozen to national retail, foodservice, vending, and co-pack customers through their warehouse channels.

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

Fiscal Year End.    The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2016 and Fiscal 2015 consisted of 52 weeks.  Fiscal 2014 consisted of 53 weeks. Fiscal 2017 will consist of 52 weeks.

Revenue Recognition.    The company recognizes revenue from the sale of product when title and risk of loss pass to the customer. The company records both direct and estimated reductions to gross revenue for customer programs and incentive offerings at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer towards earning the incentive. These allowances include price promotion discounts, coupons, customer rebates, cooperative advertising, and product returns. Price promotion discount expense is recorded as a reduction to gross sales when the discounted product is sold to the customer.

Scan-based trading technology allows the retailer to take ownership of our goods when the consumer purchases the goods rather than at the time they are delivered to the retailer. Consequently, revenue on these sales is not recognized until the product is purchased by the consumer. This technology is referred to as pay-by-scan (“PBS”). In fiscal years 2016, 2015, and 2014, the company recorded $1.3 billion, $1.2 billion, and $1.2 billion, respectively, in sales through PBS.

Revenue on PBS sales is recognized when the product is purchased by the end consumer because that is when title and risk of loss is transferred. Non-PBS sales are recognized when the product is delivered to the customer since that is when title and risk of loss is transferred.

The company’s production facilities deliver products to independent distributors, who sell and deliver those products to outlets of retail accounts that are within the independent distributors’ defined geographic territory. PBS is utilized primarily in certain national and regional retail accounts (“PBS Outlet”). Generally, no revenue is recognized by the company upon delivery of our products by the company to the independent distributor or upon delivery of our products by the independent distributor to a PBS Outlet. It is recognized when our products are purchased by the end consumer. Product inventory in the PBS Outlet is reflected as inventory on the company’s balance sheet. The balance of PBS inventory at December 31, 2016 and January 2, 2016 was $7.6 million and $6.2 million, respectively.

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

Though under no obligation to do so, the company repurchases distribution rights from and sells distribution rights to independent distributors from time to time. At the time the company purchases distribution rights from an independent distributor, the fair value purchase price of the distribution right is recorded as “Assets Held for Sale”. Upon the sale of the distribution rights to a new independent distributor, the new distributor franchisee/owner may choose how he/she desires to finance the purchase of the business.  If the new distributor chooses to use optional financing via a company-related entity, a note receivable of up to ten years is recorded for the financed amount with a corresponding credit to assets held for sale to relieve the carrying amount of the territory. Any difference between the selling price of the business and the distribution rights’ carrying value, if any, is recorded as a gain or a loss in selling, distribution and administrative expenses because the company considers the independent distributor activity a cost of distribution. This gain is recognized over the term of the outstanding notes receivable as payments are received from the independent distributor.  In instances where a distribution right is sold for less than its carrying value, a loss is recorded at the date of sale and any impairment of a distribution right held for sale is recorded at such time when the impairment occurs. The deferred gains were $28.3 million and $26.2 million at December 31, 2016 and January 2, 2016, respectively, and are recorded in other short and long-term liabilities on the Consolidated Balance Sheet. The company recorded net gains of $3.1 million during fiscal 2016, $4.1 million during fiscal 2015, and $3.8 million during fiscal 2014 related to the sale of distribution rights as a component of selling, distribution and administrative expenses.

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

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2016	$1,341	$3,365	$3,003	$1,703
Fiscal 2015	$2,723	$2,395	$3,777	$1,341
Fiscal 2014	$1,598	$4,956	$3,831	$2,723

The amounts charged to expense for bad debts in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce the gross accounts and notes receivable at the time the balance due from the customer is written-off.  Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Their percentage of trade receivables was 18.8% and 18.9%, on a consolidated basis, as of December 31, 2016 and January 2, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding receivables.

Concentration of Credit Risk.    The company performs periodic credit evaluations and grants credit to customers, who are primarily in the grocery and foodservice markets, and generally does not require collateral. Our top 10 customers in fiscal years 2016, 2015 and 2014 accounted for 46.8%, 43.5% and 43.9% of sales, respectively. Our largest customer, Walmart/Sam’s Club, weighted percent of sales for fiscal years 2016, 2015 and 2014 was as follows:

	Percent of Sales
	DSD Segment	Warehouse Segment	Total
Fiscal 2016	17.0%	2.6%	19.6%
Fiscal 2015	16.7%	2.6%	19.3%
Fiscal 2014	16.8%	2.6%	19.4%

Inventories.    Inventories at December 31, 2016 and January 2, 2016 are valued at lower of cost or market. Costs for raw materials and packaging are recorded at moving average cost. Finished goods inventories are at average costs.

The company will write down inventory to market for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value for situations when the inventory is impaired by damage, deterioration, or obsolescence.

Activity in the inventory reserve allowance is as follows (amounts in thousands):

	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
Fiscal 2016	$238	$1,324	$472	$1,090
Fiscal 2015	$159	$776	$697	$238
Fiscal 2014	$93	$1,074	$1,008	$159

The amounts charged to expense for inventory loss in the table above are reported as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows. The write-offs and other column represents the amounts that are actually used to reduce gross inventories.

Shipping Costs.    Shipping costs are included in the selling, distribution and administrative line item of the Consolidated Statements of Income. For fiscal years 2016, 2015, and 2014, shipping costs were $855.1 million, $852.3 million, and $847.6 million, respectively, including the costs paid to independent distributors.

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

Property, Plant and Equipment and Depreciation.    Property, plant and equipment is stated at cost. Depreciation expense is computed using the straight-line method based on the estimated useful lives of the depreciable assets. Certain equipment held under capital leases of $44.2 million and $29.9 million at December 31, 2016 and January 2, 2016, respectively, is classified as property, plant and equipment and the related obligations are recorded as liabilities. Depreciation of assets held under capital leases is included in depreciation and amortization expense. Total accumulated depreciation for assets held under capital leases was $13.7 million and $9.7 million at December 31, 2016 and January 2, 2016, respectively.

The table below presents the range of estimated useful lives by property, plant and equipment class.

	Useful life term (years)
Asset Class	Low	High
Buildings	10	40
Machinery and equipment	3	25
Furniture, fixtures and transportation equipment	3	15

Property under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the property.

Depreciation expense for fiscal years 2016, 2015, and 2014 was as follows (amounts in thousands):

Depreciation expense
Fiscal 2016	$116,367
Fiscal 2015	$116,772
Fiscal 2014	$117,221

The company had no capitalized interest during fiscal 2016, 2015, and 2014. The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the company’s income from operations and is included in adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows.

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

In fiscal 2016, we recorded asset impairment charges totaling $9.9 million at the time certain idle assets were reclassified as held for sale.  We recorded an impairment charge of $1.5 million when we closed a production line at one of our bakeries on equipment we no longer intend to use in fiscal 2015.  There were no impairment charges for long-lived held and used assets during fiscal year 2014.  See Note 6, Assets Held for Sale, for impairments related to assets classified as held for sale.

Impairment of Other Intangible Assets.    The company accounts for other intangible assets recognized in a purchase business combination at fair value. These intangible assets can be either finite or indefinite-lived depending on the facts and circumstances at acquisition.

Finite-lived intangible assets are reviewed for impairment when facts and circumstances indicate that the cost of any finite-lived intangible asset may be impaired. This recoverability test is based on an undiscounted cash flows expected to result from the company’s use and eventual disposition of the asset.  If these cash flows are sufficient to recover the carrying value over the useful life there is no impairment.  Amortization of finite-lived intangible assets occurs over their estimated useful lives. The amortization periods, at origination, range from two years to forty years for these assets. The attribution methods we primarily use are sum-of-the-year digits for customer relationships and straight-line for other intangible assets.  These finite-lived intangible assets generally include trademarks, customer relationships, non-compete agreements, distributor relationships, and supply agreements.

Identifiable intangible assets that are determined to have an indefinite useful economic life are not amortized. Indefinite-lived intangible assets are tested for impairment, at least annually, using a one-step fair value based approach or when certain indicators of potential impairment are present. We have elected not to perform the qualitative approach. We also reassess the indefinite-lived classification to determine if it is appropriate to reclassify these assets as finite-lived assets that will require amortization. We consider historical performance and future estimated results in our evaluation of impairment. In the event that facts and circumstances indicate that the cost of any indefinite-lived intangible assets may be impaired, an evaluation of the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recorded for the difference. Fair value is estimated using the future gross, discounted cash flows associated with the asset using the following four material assumptions: (a) discount rate; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We use the multi-period excess earnings and relief from royalty methods to value these indefinite-lived intangible assets. The method used for impairment testing purposes is consistent with the valuation method employed at acquisition of the intangible asset. These indefinite-lived intangible assets are trademarks acquired in a purchase business combination. During fiscal 2016, the company recorded an impairment charge of $15.0 million on certain trademarks the company no longer intends to grow nationally.  These brands will continue to be produced and sold in their respective markets.

The company evaluates useful lives for finite-lived intangible assets to determine if facts or circumstances arise that may impact the estimates of useful lives assigned and the remaining amortization duration.  Indefinite-lived intangible assets that are determined to have a finite useful life are tested for impairment as an indefinite-lived intangible asset prior to commencing amortization.  We determined the impaired assets should be reclassified from indefinite-lived to finite-lived with an attribution period covering our estimate of the assets useful life.  Each of these intangible assets was assigned a useful life of forty years.

Future adverse changes in market conditions or poor operating results of underlying intangible assets could result in losses or an inability to recover the carrying value of the intangible assets that may not be reflected in the assets’ current carrying values, thereby possibly requiring an impairment charge in the future.  There were no impairment charges related to other intangible assets during fiscal years 2015 or 2014. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

Goodwill.    The company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Goodwill is allocated to the DSD Segment and Warehouse Segment based on the segment assignment for the acquisition.  The company tests goodwill for impairment on an annual basis (or an interim basis if an event occurs that indicates the fair value of a reporting unit may be below its carrying value) using a two-step method. This analysis is performed for both of our segments. Goodwill is recorded at the segment level primarily because of reciprocal baking arrangements for plants within each segment. We have elected not to perform the qualitative approach. The company conducts this review during the fourth quarter of each fiscal year absent any triggering events. We use the following four material assumptions in our fair value analysis: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. No impairment resulted from the annual review performed in fiscal years 2016 or 2015. During the second quarter of fiscal 2014, we recorded an impairment of $2.6 million related to the disposition of certain assets as described in Note 6, Assets Held For Sale. This goodwill impairment represented the share of goodwill for the disposed assets. See Note 7, Goodwill and Other Intangible Assets, for additional disclosure.

Derivative Financial Instruments.    The company enters into commodity derivatives, designated as cash flow hedges of existing or future exposure to changes in commodity prices. The company’s primary raw materials are flour, sweeteners, shortening, and water, along with pulp, paper, and petroleum-based packaging products. The company uses natural gas as fuel for firing ovens. The company also periodically enters into interest rate derivatives to hedge exposure to changes in interest rates. The company measures the fair value of its derivative portfolio using the fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market for that asset or liability. When quoted market prices for identical assets or liabilities are not available, the company bases fair value upon internally developed models that use current market observable inputs, such as exchange-quoted futures prices and yield curves.  None of our hedge positions are for trading purposes.

The effective portion of changes in fair value for these derivatives is recorded each period in other comprehensive income (loss), and any ineffective portion of the change in fair value is recorded to current period earnings in selling, distribution and administrative expenses. All of our commodity derivatives at December 31, 2016 qualified for hedge accounting. During fiscal years 2016, 2015, and 2014 there was no material income or expense recorded due to ineffectiveness in current earnings due to changes in the fair value of our commodity hedges.  The company recognized $0.1 million of ineffectiveness during fiscal year 2016 at the settlement of a treasury lock for an interest rate hedge.  See Note 9, Derivative Financial Instruments, for additional disclosure.

The company routinely transfers amounts from other comprehensive income (“OCI”) to earnings as transactions for which cash flow hedges were held occur and impact earnings. Significant situations which do not routinely occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued or (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge or a significant and material reduction in volume used of a hedged ingredient such that the company is overhedged and must discontinue hedge accounting. During fiscal 2016, 2015, and 2014 there were no discontinued hedge positions.

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

Advertising and Marketing Costs.    Advertising and marketing costs are expensed the first time the advertising takes place. Advertising and marketing costs were $33.9 million, $23.5 million, and $22.9 million for fiscal years 2016, 2015, and 2014, respectively. Advertising and marketing costs are recorded in the selling, distribution and administrative expense line item in our Consolidated Statements of Income.

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

Software Development Costs.    The company expenses internal and external software development costs incurred in the preliminary project stage, and, thereafter, capitalizes costs incurred in developing or obtaining internally used software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to eight years and are subject to impairment evaluation. The net balance of capitalized software development costs included in plant, property and equipment was $23.4 million and $15.0 million at December 31, 2016 and January 2, 2016, respectively. Amortization expense of capitalized software development costs, which is included in depreciation and amortization expense in the Consolidated Statements of Income, was $3.3 million, $3.5 million, and $2.4 million in fiscal years 2016, 2015, and 2014, respectively.

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

Activity in the deferred tax asset valuation allowance is as follows (amounts in thousands):

	Beginning Balance	Deductions	Additions	Ending Balance
Fiscal 2016	$18	$—	$—	$18
Fiscal 2015	$2,534	$2,516	$—	$18
Fiscal 2014	$2,895	$361	$—	$2,534

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

Loss contingencies.  Loss contingencies are recorded at the time it is probable an asset is impaired or a liability has been incurred and the amount can be reasonably estimated.  For litigation claims the company considers the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss.  Losses are recorded as a selling, distribution, and administrative expense in our Consolidated Statements of Income.

Net Income Per Common Share.    Basic net income per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding for the period. Common stock equivalents consist of the incremental shares associated with the company’s stock compensation plans, as determined under the treasury stock method. The performance contingent restricted stock awards do not contain a non-forfeitable right to dividend equivalents and are included in the computation for diluted net income per share. Fully vested shares which have a deferral period extending beyond the vesting date are included in the computation for basic net income per share.  See Note 18, Earnings Per Share, for additional disclosure.

Variable Interest Entities.    The incorporated independent distributors (“IDs”) in the DSD Segment are not voting interest entities since the company has no direct interest in each entity; however, they qualify as variable interest entities (“VIEs”). The independent distributors who are formed as sole proprietorships are excluded from the VIE accounting analysis because sole proprietorships are not within scope for determination of VIE status.  The company typically finances the ID and also enters into a contract with the ID to supply product at a discount for distribution in the ID’s territory. The combination of the company’s loans to the IDs and the ongoing supply arrangements with the IDs provides a level of protection to the equity owners of the various IDs that would not otherwise be available. However, the company is not considered to be the primary beneficiary of the VIEs.  See Note 13, Variable Interest Entities, for additional disclosure of this VIE entity.

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

Pension/OPEB Obligations.    The company records net periodic benefit costs and obligations related to its three defined benefit pension and two other post-employment benefit (“OPEB”) plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment, long-term performance of individual asset classes, and other factors. Material changes in benefit costs and obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual benefit costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans’, and other factors. Effective January 1, 2006, the company curtailed its largest defined benefit pension plan that covered the majority of its workforce. Benefits under this plan were frozen, and no future benefits will accrue under this plan. The company still maintains a smaller unfrozen pension plan for certain eligible unionized employees.

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

Fair Value of Financial Instruments.    On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”).  On April 3, 2012, the company issued $400.0 million of senior notes (the “2022 notes”). These notes are recorded in our financial statements at carrying value, net of debt discount and issuance costs. The debt discount and issuance costs are being amortized over the ten year term of the note to interest expense. In addition and for disclosure purposes, the fair value of the notes is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and is considered a Level 2 valuation. Additional details are included in Note 14, Fair Value of Financial Instruments.

Research and Development.  The company recorded research and development costs of $3.0 million, $3.3 million, and $3.2 million for fiscal years 2016, 2015, and 2014, respectively.  These costs are recorded as selling, distribution and administrative expenses in our Consolidated Statements of Income.

Other Comprehensive Income.    The company reports comprehensive income in two separate but consecutive financial statements. See Note 17, Accumulated Other Comprehensive Income (Loss), for additional required disclosures.

Note 3.	Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discount presentation.  This guidance is effective for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those years.  This guidance is applied on a retrospective basis at adoption and the disclosures for a change in an accounting principle apply.  This guidance was adopted as of January 3, 2016 (the first day of our fiscal 2016) with application of the provisions retrospectively.  Debt issuance costs associated with line-of-credit arrangements is not addressed by this guidance.  The company’s accounts receivable securitization facility and credit facility, discussed in Note 12, Debt, Lease and Other Commitments, are excluded from this guidance and are still presented as other long-term assets in the Consolidated Balance Sheet.  As a result of adopting this standard, the debt issuance costs of our other debt obligations were reclassified as a reduction to the carrying amount of the debt liability for the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $3.9 million decrease to other non-current assets and to total long-term debt and capital lease obligations.

In November 2015, the FASB issued guidance that requires entities to report deferred tax liabilities and assets as noncurrent in a classified statement of financial position.  The previous requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The company adopted this standard for the annual period beginning on January 3, 2016 (the first day of our fiscal 2016) and applied it retrospectively.  As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent for the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016.  The balance sheet as of January 2, 2016 was retrospectively adjusted, which resulted in a $37.2 million decrease in the current deferred income tax asset balance and in the long-term deferred income tax liability balance.

The table below presents the adjustments for each of the line items impacted for these pronouncements (amounts in thousands):

		As Adjusted
	January 2, 2016	January 2, 2016
ASSETS
Deferred taxes	$37,207	$—
Total current assets	$537,515	$500,308
Other assets	$11,791	$7,881
Total assets	$2,885,168	$2,844,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Total long-term debt and capital lease obligations	$933,932	$930,022
Deferred taxes	$183,669	$146,462
Total other long-term liabilities	$304,416	$267,209
Total liabilities and stockholders' equity	$2,885,168	$2,844,051

In September 2015, the FASB issued guidance that entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This guidance also requires that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for our fiscal 2016.  The guidance is applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance.  The potential impact of the guidance on the company’s Consolidated Financial Statements will only be known after a measurement period adjustment for an acquisition is recognized.  The adoption of this guidance is presented in Note 7, Goodwill and Other Intangible Assets, for the measurement period adjustments related to the acquisitions discussed in Note 8, Acquisitions, below.

In May, 2015, the FASB issued guidance to eliminate the requirement to disclose the level of the fair value hierarchy for pension plan assets for which the fair value is measured at net asset value using the practical expedient.  Investments for which net asset value is fair value, and not a practical expedient, must still be included in the fair value table.  The company’s assets reported at net asset value are included as a reconciling item between the fair value hierarchy disclosure and total plan assets.  See Note 19, Postretirement Plans, for disclosures related to our pension plan assets.

In August, 2014 the FASB issued guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments provide a definition of the term substantial doubt, require an evaluation every reporting period including interim periods, provide principles for considering the mitigating effect of management’s plans, require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, require an express statement and other disclosures when substantial doubt is not alleviated, and require an assessment for a period of one year after the date of that the financial statements are issued.  The company adopted the updated standard in the fourth quarter of fiscal 2016.  This guidance required additional controls at adoption but did not have a material impact on the Consolidated Financial Statements.

Accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the initial guidance to update certain narrow scopes within the revenue recognition guidance.  Early application is permitted, but not before January 1, 2017.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the standards in retained earnings at the date of initial application.  An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes.  The company intends to adopt the updated standard in the first quarter of fiscal 2018.  The company is currently in the process of assessing the adoption methodology to apply.

The company is currently evaluating the impact that implementing this standard will have on its financial statements and disclosures and whether the effect will be material to our revenue.   Our initial review found three areas that will continue to be studied through fiscal 2017.  The company's PBS sales, stale accounting, and distributor discounts are under review for either how to account for PBS inventory, estimated stale charges, or whether an item is reported at net or gross.  These are not intended to be a complete inventory of the potentially impactful types of revenue, but we have identified these for further study.  More impactful revenue sources may be discovered as we continue our review.  The company does not typically enter into long-term revenue contracts and does not anticipate those areas to be material.  The company does not anticipate significant changes to our systems or processes upon adoption.  As of December 31, 2016, we have not selected a transition method.

In July 2015, the FASB issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This guidance must be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  This guidance will impact the company during our first quarter of fiscal 2017.  We anticipate that an adjustment to our inventory reported at the end of our first quarter in fiscal 2017 may be required and will be impacted by the inclusion of more components for the net realizable value standard.

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company currently has significant operating leases with our fiscal 2016 lease expense totaling $97.4 million.  The company is evaluating the potential impact of this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be adopted using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when the employer withholds shares to meet the minimum statutory will not impact the company since we already report cash flows according to the new guidance.  The recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively.  The company will adopt the presentation of excess tax benefits on the statement of cash flows under the retrospective transition method.  At adoption of this guidance during the first quarter of our fiscal 2017, we anticipate the impact to our first quarter Consolidated Financial Statements to reflect a tax shortfall of $3.0 million to $3.3 million that will be recognized as income tax expense at vesting of our performance-based share-based payment awards.  Approximately 1.7 million non-qualified stock options related to the 2011 award are outstanding with an exercise price of $10.87 and an expiration date of February 10, 2018.  If those options are exercised during fiscal 2017 at an amount in excess of $10.87, a tax windfall will be recognized as an income tax benefit.  The company intends to record forfeitures as incurred.  See Note 16, Stock-Based Compensation, for details of our awards.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The company is currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance is effective for annual period beginning after December 15, 2017, including interim periods within those periods.  This guidance shall be applied prospectively at adoption.  This guidance will impact the company’s assessment of the acquisition of either an asset or a business beginning in our fiscal 2018.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual period and in the interim period within the first annual period when the company adopts this guidance.  This is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

Note 4.	Financial Statement Revisions

During the fourth quarter of fiscal 2016, we revised our previously reported Consolidated Statements of Cash Flows for fiscal years 2015 and 2014.  Historically, certain immaterial amounts for presenting payments received from notes receivable, payments for the repurchase of territories, and non-cash issuance of notes receivable were presented incorrectly.  The company reported non-cash amounts as payments from notes receivable and payments for the repurchase of territories that should have been disclosed as non-cash transactions.  The error impacted the Statement of Cash Flows for fiscal years 2015 and 2014 and each of the interim periods in those years.  The error also impacted the first, second, and third quarters of fiscal year 2016.  These corrections did not impact our previously reported Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Changes in Stockholders’ Equity.

The tables below present the revisions to the applicable Consolidated Statements of Cash Flows line item to correct the errors for all periods presented (amounts in thousands):

	Fiscal 2015
Impacted Consolidated Cash Flow Statement line item	As Previously Reported	Revisions	As Revised
Other assets	$(7,133)	$(5,766)	$(12,899)
Other accrued liabilities	$4,670	$(166)	$4,504
Net cash provided by operating activities	$324,233	$(5,932)	$318,301
Repurchase of independent distributor territories	$(21,866)	$8,098	$(13,768)
Principal payments from notes receivable	$26,028	$(3,005)	$23,023
Other investing activities	$—	$839	$839
Net cash disbursed for investing activities	$(467,508)	$5,932	$(461,576)
Issuance of notes receivable on new distribution territories, net	$18,744	$(3,005)	$15,739
Distributor routes sold with gains recognized as deferred income, net	$—	$166	$166

	Fiscal 2014
Impacted Consolidated Cash Flow Statement line item	As Previously Reported	Revisions	As Revised
Other assets	$(23,993)	$12,656	$(11,337)
Other accrued liabilities	$(6,552)	$(11,443)	$(17,995)
Net cash provided by operating activities	$313,970	$1,213	$315,183
Repurchase of independent distributor territories	$(17,056)	$858	$(16,198)
Principal payments from notes receivable	$23,718	$(2,615)	$21,103
Other investing activities	$—	$544	$544
Net cash disbursed for investing activities	$(33,313)	$(1,213)	$(34,526)
Issuance of notes receivable on new distribution territories, net	$44,346	$(2,615)	$41,731
Distributor routes sold with gains recognized as deferred income, net	$—	$11,443	$11,443

Note 5.	Notes Receivable

The company provides direct financing to certain independent distributors for the purchase of the independent distributors’ distribution rights and records the notes receivable on the Consolidated Balance Sheets. The distribution rights are financed for up to ten years. During fiscal years 2016, 2015, and 2014 the following amounts were recorded as interest income relating to these notes receivable (amounts in thousands):

Interest income
Fiscal 2016	$20,552
Fiscal 2015	$21,967
Fiscal 2014	$20,947

The notes receivable are collateralized by the independent distributors’ distribution rights. Additional details are included in Note 14, Fair Value of Financial Instruments.

Note 6.	Assets Held for Sale

The company purchases distribution rights from and sells distribution rights to independent distributors from time to time. The company repurchases distribution rights from independent distributors in circumstances when the company decides to exit a territory or, in some cases, when the distributor relationship with the company is terminated. In the majority of the Distributor Agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The independent distributors may also sell their distribution rights to another person or entity. Distribution rights purchased from independent distributors and operated as company-owned territories are recorded on the company’s Consolidated Balance Sheet in the line item “Assets Held for Sale” while the company actively seeks another independent distributor to purchase the distribution rights for the territory.  Distribution rights held for sale and operated by the company are sold to independent distributors at fair market value pursuant to the terms of a Distributor Agreement. There are multiple versions of the Distributor Agreement in place at any given time and the terms of such Distributor Agreements vary.

The company is also selling certain plants and depots that it acquired in July 2013 from Hostess Brands, Inc., which initially included 20 closed plants and 36 depots (the “Acquired Hostess Bread Assets”). The Acquired Hostess Bread Assets were originally recorded as held and used in the purchase price allocation. Subsequent to the acquisition of the Acquired Hostess Bread Assets, we determined that some of the acquired plants and depots do not meet our long-term operating strategy, and we are actively marketing them for sale.  There are certain other properties not associated with the Acquired Hostess Bread Assets that are also in the process of being sold. These assets are recorded on the Consolidated Balance Sheets in the line item “Assets Held for Sale” and are included in the “Other” line item in the summary table below.

During fiscal 2016, the company decided to sell the remainder of the Acquired Hostess Bread Assets not specifically reserved for future use.  As a result, we recorded an impairment of $5.3 million for these plants, depots, and equipment and completed the sale in our fourth quarter of fiscal 2016.

The table below presents the proceeds from the sale of the Acquired Hostess Bread Assets for fiscal years 2016, 2015 and 2014 (amounts in thousands):

Proceeds from sale of Acquired Hostess Bread Assets
Fiscal 2016	$6,848
Fiscal 2015	$9,079
Fiscal 2014	$24,163

In addition to the impairments for the Acquired Hostess Bread Assets above, during the fourth quarter of our fiscal 2016, we recognized an impairment loss of $4.6 million for the difference between the carrying value and fair value of other assets classified as held for sale.

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

Additional assets recorded in assets held for sale are for property, plant and equipment exclusive of the amounts disclosed as part of the Acquired Hostess Bread Assets and the disposal group discussed above. Also included in assets held for sale are property, plant and equipment from a non-core mix manufacturing business located in Cedar Rapids, Iowa.  The carrying values of assets held for sale are not amortized and are evaluated for impairment as required. The table below presents the assets held for sale as of December 31, 2016 and January 2, 2016, respectively (amounts in thousands):

	December 31, 2016	January 2, 2016
Distribution rights	$31,897	$28,325
Acquired Hostess Bread Assets plants and depots	479	3,082
Other	4,600	4,784
Total assets held for sale	$36,976	$36,191

Note 7.	Goodwill and Other Intangible Assets

The table below summarizes our goodwill and other intangible assets at December 31, 2016 and January 2, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	December 31, 2016	January 2, 2016
Goodwill	$465,578	$464,926
Amortizable intangible assets, net of amortization	592,964	461,466
Indefinite-lived intangible assets	243,000	414,000
Total goodwill and other intangible assets	$1,301,542	$1,340,392

The changes in the carrying amount of goodwill, by segment, during fiscal 2015 and fiscal 2016, are as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Balance as of January 3, 2015	$278,483	$4,477	$282,960
Change in goodwill related to acquisitions	145,925	36,041	181,966
Balance as of January 2, 2016	$424,408	$40,518	$464,926
Change in goodwill related to acquisitions	155	497	652
Balance as of December 31, 2016	$424,563	$41,015	$465,578

Changes in goodwill related to acquisitions during fiscal 2015 and fiscal 2016 are from DKB in the DSD Segment and Alpine Valley Bread Company (“Alpine”) in the Warehouse Segment.

The table below presents the changes to goodwill by acquisition, for the original goodwill amount recorded at acquisition, from January 3, 2015 to January 2, 2016 (amounts in thousands):

	DKB	Alpine	Total
Change in goodwill during fiscal 2015	$145,925	$36,041	$181,966

The table below presents the changes to goodwill by acquisition from January 2, 2016 to December 31, 2016 (amounts in thousands):

	DKB	Alpine	Total
Working capital adjustments	$60	$497	$557
Acquisition-related tax adjustments	(315)	—	(315)
Adjustment to property, plant and equipment	410	—	410
Change in goodwill during fiscal 2016	$155	$497	$652

As of December 31, 2016 and January 2, 2016, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	December 31, 2016			January 2, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$402,327	$25,129	$377,198	$246,327	$18,037	$228,290
Customer relationships	281,621	68,163	213,458	281,621	51,650	229,971
Non-compete agreements	4,874	4,666	208	4,874	4,043	831
Distributor relationships	4,123	2,023	2,100	4,123	1,749	2,374
Total	$692,945	$99,981	$592,964	$536,945	$75,479	$461,466

As of December 31, 2016 and January 2, 2016, there was $243.0 million and $414.0 million, respectively, of indefinite-lived intangible trademark assets separately identified from goodwill. These trademarks are classified as indefinite-lived because there is no foreseeable limit to the period over which the asset is expected to contribute to our cash flows.  They are well established brands, many older than forty years old, with a long history and well defined markets. In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life assignment with an annual impairment analysis to determine if the trademarks are realizing their expected economic benefits.

The company’s core markets were flat in fiscal 2016.  As a result, we noticed that several of our brands were performing below expectations in the back half of the year.  This was caused primarily from our regional brands that were negatively impacted by our national brands and the flat market in general.  Concurrent with our annual impairment test, the company was also undergoing an enterprise-wide business and operational review.  The diagnostic phase of this review was completed in our fourth quarter and included a brand rationalization study that impacts certain trademarks’ future revenue projections.  This study included examining which brands will be part of a national or regional focus.  We included the potential impact of this study in our expected results while performing our annual impairment test for all of our indefinite-lived intangible trademark assets.  This led to a $15.0 million impairment charge of three indefinite-lived trademarks.  This study is ongoing and may impact future periods.  Following this impairment, the company evaluated the indefinite-lived classification and determined that the three trademarks which were impaired should be reassigned as finite-lived assets with an estimated useful life of forty years each.  We do not intend to discontinue using these trademarks; however, our expectation of limiting them to each of their respective core markets impacts their growth potential.  The carrying value of these three trademarks, before impairment, was $171.0 million.  The fair value of these three trademarks was $156.0 million during our test.  The difference between the carrying value and the fair value resulted in a $15.0 million impairment.  The remaining indefinite-lived intangible trademark assets all had fair values in excess of their respective carrying values so no impairment was recognized.

Amortization expense for fiscal 2016, 2015, and 2014 was as follows (amounts in thousands):

Amortization expense
Fiscal 2016	$24,502
Fiscal 2015	$15,403
Fiscal 2014	$11,740

Estimated amortization of intangibles for 2017 and the next four years thereafter is as follows (amounts in thousands):

Fiscal year	Amortization of Intangibles
2017	$27,495
2018	$26,778
2019	$26,285
2020	$25,776
2021	$25,300

Note 8.	Acquisitions

Alpine Valley Bread Company

On October 13, 2015, the company completed the acquisition of 100% of the outstanding common stock of Alpine, a leading organic bread baker, from its shareholders for total consideration of $121.9 million inclusive of payments for certain tax benefits.  We paid cash of $109.3 million and issued 481,540 shares of our common stock to the sellers in a private placement.  We believe the acquisition of Alpine strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category. The Alpine acquisition has been accounted for as a business combination and is included in our Warehouse Segment. The results of Alpine’s operations are included in the company’s Consolidated Financial Statements beginning on October 14, 2015. The total goodwill recorded for this acquisition was $36.5 million and it is deductible for tax purposes.

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

The following table summarizes the consideration paid for Alpine based on the fair value at the acquisition date (amounts in thousands):

Fair Value of consideration transferred:
Cash consideration paid	$109,340
Stock consideration paid	12,602
Total consideration paid	121,942
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment	15,614
Identifiable intangible assets	64,600
Financial assets	5,190
Net recognized amounts of identifiable assets acquired	85,404
Goodwill	$36,538

A measurement period adjustment of $0.5 million related to working capital was recorded in our third quarter of fiscal 2016 and is reflected in the table above. See Note 7, Goodwill and Other Intangible Assets, for the impact of this adjustment.

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

The fair value of trade receivables was $4.8 million. The gross amount of the receivable was $4.8 million with an immaterial amount determined to be uncollectible.  We did not acquire any other class of receivables as a result of the acquisition.

Dave’s Killer Bread

On September 12, 2015, the company completed the acquisition of 100% of the outstanding common stock of Dave’s Killer Bread (“DKB”), the nation’s best-selling organic bread, from its shareholders for total cash payments of $282.1 million inclusive of payments for certain tax benefits.  We believe the acquisition of DKB strengthens our position as the second-largest baker in the U.S. by giving us access to the fast growing organic bread category and expanding our geographic reach into the Pacific Northwest. The DKB acquisition has been accounted for as a business combination and is included in our DSD Segment. The results of DKB’s operations are included in the company’s Consolidated Financial Statements beginning on September 13, 2015. The total goodwill recorded for this acquisition was $146.1 million and it is not deductible for tax purposes.

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

Measurement period adjustments of $0.2 million related to working capital, tax adjustments, and property, plant and equipment were recorded in our third quarter of fiscal 2016 and are reflected in the table above.  See Note 7, Goodwill and Other Intangible Assets, for the impact of these adjustments.

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

The fair value of trade receivables was $14.2 million. The gross amount of the receivable was $14.4 million of which $0.2 million was determined to be uncollectible. We did not acquire any other class of receivables as a result of the acquisition.

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

As of December 31, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,576	$—	$—	$1,576
Other long-term	35	—	—	35
Total	$1,611	$—	$—	$1,611
Liabilities:
Other current	$(2,435)	$—	$—	$(2,435)
Other long-term	—	—	—	—
Total	(2,435)	—	—	(2,435)
Net Fair Value	$(824)	$—	$—	$(824)

As of January 2, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Other current	$(11,926)	$(2,941)	$—	$(14,867)
Other long-term	(20)	—	—	(20)
Net Fair Value	$(11,946)	$(2,941)	$—	$(14,887)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw materials and production input prices and effectively fixes the price, or limits increases in prices, for a period of time extending into fiscal 2018. These instruments are designated as cash-flow hedges. See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of these hedged transactions.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the 3.5% senior notes due 2026 (“2026 notes”) issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a cash settlement net receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge.  During fiscal 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount is reported as a selling, distribution, and administrative expense in our Consolidated Statements of Income.

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

The following table outlines the company’s derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (amounts in thousands, before tax, and an asset is a positive value and a liability is a negative value):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated	Fair Value Deferred in AOCI (1)	Ineffective Portion at Termination
April/2012	Treasury lock	$500,000	$(3,137)	$2,510	$627
September/2016	Treasury lock	$200,000	$1,298	$(1,298)	$—
September/2016	Treasury lock	$150,000	$(323)	$215	$108

(1)	The amount reported in AOCI will be reclassified to interest expense as interest payments are made on the related notes.

Derivative Assets and Liabilities

The company had the following derivative instruments recorded on the Consolidated Balance Sheet, all of which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets
	December 31, 2016		January 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,576	Other current assets	$—
Commodity contracts	Other long-term assets	35	Other long-term assets	—
Total		$1,611		$—

	Derivative Liabilities
	December 31, 2016		January 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current liabilities	$2,435	Other current liabilities	$14,867
Commodity contracts	Other long-term liabilities	—	Other long-term liabilities	20
Total		$2,435		$14,887

Derivative Accumulated Other Comprehensive Income (“AOCI”) transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)(Net of tax)
Derivatives in Cash Flow Hedging Relationships	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest rate contracts	$666	$—	$—
Commodity contracts	5,064	(4,195)	(3,358)
Total	$5,730	$(4,195)	$(3,358)

	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)(Net of tax)			Location of (Gain) or Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships	Fiscal 2016	Fiscal 2015	Fiscal 2014	(Effective Portion)
Interest rate contracts	$135	$154	$157	Interest expense (income)
Commodity contracts	3,264	5,259	3,209	Production costs (1)
Total	$3,399	$5,413	$3,366

1.	Included in Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

The balance in accumulated other comprehensive loss (income) related to commodity price risk and interest rate risk derivative transactions that are closed or will expire over the next three years are as follows (amounts in thousands and net of tax) at December 31, 2016:

	Commodity Price Risk Derivatives	Interest Rate Risk Derivatives	Totals
Closed contracts	$392	$163	$555
Expiring in 2017	528	—	528
Expiring in 2018 and beyond	(22)	—	(22)
Total	$898	$163	$1,061

See Note 2, Summary of Significant Accounting Policies, for the accounting treatment of other comprehensive income for these hedged transactions.

Derivative transactions notional amounts

As of December 31, 2016, the company had entered into the following financial contracts to hedge commodity risks (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Notional amount
Wheat contracts	$26,353
Soybean oil contracts	2,834
Natural gas contracts	3,347
Total	$32,534

The company’s derivative instruments contained no credit-risk-related contingent features at December 31, 2016. As of December 31, 2016, the company had $3.0 million recorded in other current assets, and on January 2, 2016, the company had $20.7 million recorded in other current assets representing collateral from or with counterparties for hedged positions.

Note 10.	Other Current and Non-Current Assets

Other current assets consist of (amounts in thousands):

	December 31, 2016	January 2, 2016
Prepaid assets	$20,902	$15,957
Fair value of derivative instruments	1,576	—
Collateral to counterparties for derivative positions	3,039	20,716
Income taxes receivable	920	9,815
Other	1,691	1,294
Total	$28,128	$47,782

Other non-current assets consist of (amounts in thousands):

	December 31, 2016	January 2, 2016
Unamortized financing fees	$1,364	$1,761
Investments	3,490	3,637
Notes receivable	2,747	—
Other	2,157	2,483
Total	$9,758	$7,881

Note 11.	Other Accrued Liabilities

Other accrued liabilities consist of (amounts in thousands):

	December 31, 2016	January 2, 2016
Employee compensation	$62,536	$73,571
Fair value of derivative instruments	2,435	14,867
Insurance	28,043	23,900
Bank overdraft	19,905	17,992
Accrued interest	7,872	4,717
Accrued taxes	6,633	6,443
Accrued legal settlements	10,250	—
Other	18,358	15,640
Total	$156,032	$157,130

Note 12.	Debt, Lease and Other Commitments

Long-term debt, including capital lease obligations, consisted of the following at December 31, 2016 and January 2, 2016:

	Interest Rate at December 31, 2016	Final Maturity	December 31, 2016	January 2, 2016
			(Amounts in thousands)
Unsecured credit facility	4.08%	2020	$24,000	$160,000
Unsecured 2013 term loan	—	—	—	238,515
3.5% senior notes due 2026	3.50%	2026	394,406	—
4.375% senior notes due 2022	4.38%	2022	397,458	396,975
Accounts receivable securitization	1.59%	2018	95,000	170,000
Capital lease obligations	3.70%	2024	30,427	20,228
Other notes payable	2.10%	2020	16,866	18,989
			958,157	1,004,707
Current maturities of long-term debt and capital lease obligations			11,490	74,685
Long-term debt and capital lease obligations			$946,667	$930,022

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Consolidated Balance Sheets. As of December 31, 2016 and January 2, 2016, the bank overdraft balance was $19.9 million and $18.0 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $9.1 million and $16.9 million at December 31, 2016 and January 2, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Consolidated Balance Sheet.

2026 Notes, 2016 Term Loan, Accounts Receivable Securitization Facility, 2013 Term Loan, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes (the “2026 notes”). The company will pay semiannual interest on the 2026 notes on each April 1 and October 1, beginning on April 1, 2017, and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense over the term of the 2026 notes. As of December 31, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Total fees for 2026 notes	Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,900
Total fees	$6,008

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

The 2016 term loan was paid off in full on September 28, 2016, at the time the company issued the 2026 notes. The payoff was accounted for as an extinguishment of debt with the loss on extinguishment recorded as interest expense.  The extinguishment loss of $0.6 million was immediately recognized at the time the 2016 term loan was paid off. The company has no further obligations under this agreement.

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2016, there was $95.0 million outstanding under the facility compared to $170.0 million amounts outstanding as of January 2, 2016. As of December 31, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the facility. On December 31, 2016, the company had $85.2 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 70 basis points. An unused fee of 25 basis points is applicable on the unused commitment at each reporting period. The company paid financing costs of $0.8 million in connection with the facility at the time we entered into the facility, which are being amortized over the life of the facility. During fiscal 2014, we incurred $0.2 million in issuance costs with the first and second amendments. An additional $0.1 million in financing costs was paid during fiscal 2015 for the second and third amendments.  An additional $0.1 million in financing costs were paid during fiscal 2016 for the fourth amendment.

2013 Term Loan. We entered into a senior unsecured delayed-draw term facility (the “2013 term loan”) on April 5, 2013 with a commitment of up to $300.0 million. The company drew down the full amount of the 2013 term loan on July 18, 2013.  The 2013 term loan was paid off in full on September 28, 2016, at the time the company issued the 2026 notes, and an extinguishment of $1.3 million was recognized.   The company has no further obligations under this agreement.  The payoff was accounted for as an extinguishment of debt with the loss on extinguishment recorded as interest expense.

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

The face value of the notes is $400.0 million and the current discount on the notes is $0.5 million. The company paid issuance costs (including underwriting fees and legal fees) for issuing the notes of $3.9 million. The issuance costs and the debt discount are being amortized to interest expense over the term of the notes. As of December 31, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the indenture governing the notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement, makes certain terms of the existing agreement consistent with the terms of the 2016 term loan, and amends the terms to permit the indebtedness to be incurred under the 2016 term loan.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the facility.  Previously, on April 21, 2015, the company amended its senior unsecured credit facility (the “credit facility”) to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits Flowers to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet its presently foreseeable financial requirements. As of December 31, 2016 and January 2, 2016, the company was in compliance with all restrictive covenants under the credit facility.

Interest is due quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.50% for base rate loans and from 0.70% to 1.50% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.25% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio. The company paid additional financing costs of $0.4 million in connection with the April 21, 2015 amendment of the credit facility, which, in addition to the remaining balance of the original $1.3 million in financing costs, is being amortized over the life of the credit facility.  The company recognized $0.1 million as interest expense for the modification at the time of the April 21, 2015 amendment.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 9, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during fiscal 2016:

Amount (thousands)
Balance as of January 2, 2016	$160,000
Borrowings	1,391,600
Payments	(1,527,600)
Balance as of December 31, 2016	$24,000

The table below presents the net amount available under the credit facility as of December 31, 2016:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(24,000)
Letters of credit	(9,080)
Available for withdrawal	$466,920

The table below presents the highest and lowest outstanding balance under the credit facility during fiscal 2016:

Amount (thousands)
High balance	$244,200
Low balance	$—

Credit Ratings.    Currently, the company’s credit ratings by Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s are BBB, Baa2, and BBB, respectively.  Changes in the company’s credit ratings do not trigger a change in the company’s available borrowings or costs under the 2026 notes, facility, 2022 notes, or credit facility, but could affect future credit availability and cost.

Aggregate debt maturities.  Aggregate maturities of debt outstanding, including capital leases, as of December 31, 2016, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

2017	$11,490
2018	106,794
2019	10,314
2020	29,028
2021	3,276
2022 and thereafter	806,025
Total	$966,927

Debt issuance costs and debt discount.  In fiscal 2016, the company adopted guidance, as discussed in Note 3, Recent Accounting Pronouncements, that requires debt issuances costs be presented in the balance sheet as a direct reduction from the carrying amount of the liability.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 31, 2016 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
3.5% senior notes due 2026	$400,000	$5,594	$394,406
4.375% senior notes due 2022	400,000	2,542	397,458
Other notes payable	17,500	634	16,866
Total	$817,500	$8,770	$808,730

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at January 2, 2016 (amounts in thousands):

	Face Value	Debt issuance costs and debt discount	Net carrying value
Unsecured 2013 term loan	$240,000	$1,485	$238,515
4.375% senior notes due 2022	400,000	3,025	396,975
Other notes payable	20,000	1,011	18,989
Total	$660,000	$5,521	$654,479

Leases

The company leases certain property and equipment under various operating and capital lease arrangements that expire over the next 18 years. The property leases include distribution facilities, thrift store locations, and two manufacturing facilities. The equipment leases include production, sales, distribution, and office equipment. Initial lease terms range from two to 26 years. Many of the operating leases provide the company with the option, after the initial lease term, either to purchase the property at the then fair value or renew its lease at fair value rents for periods from one month to ten years. Rent escalations vary in these leases, from no escalation over the initial lease term, to escalations linked to changes in economic variables such as the Consumer Price Index. Rental expense is recognized on a straight-line basis. The capital leases are primarily used for distribution vehicle financing and are discussed in Note 13, Variable Interest Entities, below. Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows (amounts in thousands):

Capital Leases
2017	$7,203
2018	7,336
2019	5,704
2020	2,822
2021	3,502
2022 and thereafter	6,346
Total minimum payments	32,913
Amount representing interest	2,486
Obligations under capital leases	30,427
Obligations due within one year	6,490
Long-term obligations under capital leases	$23,937

The table below presents the total future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year (amounts in thousands):

Operating Leases
2017	$63,861
2018	59,304
2019	53,005
2020	46,141
2021	36,934
2022 and thereafter	283,915
Total minimum payments	$543,160

Rent expense for all operating leases was as follows (amounts in thousands):

Rent expense
Fiscal 2016	$97,357
Fiscal 2015	$87,864
Fiscal 2014	$88,700

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

The amounts outstanding at December 31, 2016 and January 2, 2016 were as follows (amounts in thousands):

	December 31, 2016	January 2, 2016
Deferral elections outstanding	$14,883	$14,812
Current portion of deferral elections	1,675	2,204
Long-term portion of deferral elections	$13,208	$12,608

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

No material guarantees or indemnifications have been entered into by the company through December 31, 2016.

Note 13.	Variable Interest Entities

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

The company has concluded that certain of the trucks and trailers the VIE uses for distributing our products from the manufacturing facilities to the distribution centers qualify as right to use leases. As of December 31, 2016 and January 2, 2016, there was $30.4 million and $20.2 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

IDs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDs’ defined geographic territory.  The IDs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the IDs and the ongoing distributor arrangements with the IDs provide a level of funding to the equity owners of the various IDs that would not otherwise be available. As of December 31, 2016 and January 2, 2016, there was $84.3 million and $50.8 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

The company is not considered to be the primary beneficiary of the VIEs because the company does not (i) have the ability to direct the significant activities of the VIEs that would affect their ability to operate their respective businesses and (ii) provide any implicit or explicit guarantees or other financial support to the VIEs, other than the financing described above, for specific return or performance benchmarks. The activities controlled by the IDs that are deemed to most significantly impact the ultimate success of the ID entities relate to those decisions inherent in operating the distribution business in the territory, including acquiring trucks and trailers, managing fuel costs, employee matters and other strategic decisions. In addition, we do not provide, nor do we intend to provide, financial or other support to the IDs. The IDs are responsible for the operations of their respective territories.

The company’s maximum contractual exposure to loss for the IDs relates to the distributor rights note receivable for the portion of the territory the IDs financed at the time they acquired the distribution rights. The IDs remit payment on their distributor rights note receivable each week during the settlement process of their weekly activity.  In the event the IDs abandon their territory and have a remaining balance outstanding on the distribution rights note receivable, the distribution rights revert back to the company (recording the distribution rights as assets held for sale) and the company subsequently sells the distribution rights to another independent distributor. The company’s collateral from the territory distribution rights mitigates potential losses.

Note 14.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Consolidated Balance Sheet at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company financed approximately 3,600 and 3,700 independent distributors’ distribution rights as of December 31, 2016 and January 2, 2016, respectively, all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

At December 31, 2016 and January 2, 2016, respectively, the carrying value of the distribution rights notes receivable was as follows (amounts in thousands):

	December 31, 2016	January 2, 2016
Distribution rights notes receivable	$175,984	$174,904
Current portion recorded in accounts and notes receivable, net	21,060	20,593
Long-term portion of distribution rights notes receivable	$154,924	$154,311

Interest income for the distribution rights notes receivable was as follows (amounts in thousands):

Interest Income
Fiscal 2016	$20,552
Fiscal 2015	$21,967
Fiscal 2014	$20,947

At December 31, 2016 and January 2, 2016, the company has evaluated the collectability of the distribution rights notes receivable and determined that a reserve is not necessary. Payments on these notes are collected by the company weekly in conjunction with the settlement process.

The fair value of the company’s variable rate debt at December 31, 2016 approximates the recorded value. The fair value of the company’s notes, as discussed in Note 12, Debt, Lease and Other Commitments, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation.  The fair value of the notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
3.5% senior notes due 2026	$394,406	$377,972	2
4.375% senior notes due 2022	$397,458	$421,756	2

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

Stock Repurchase Plan

Our Board of Directors has approved a plan (on December 19, 2002) that currently authorizes share repurchases of up to 74.6 million shares of the company’s common stock. As of December 31, 2016, 6.8 million shares remained available for repurchase under the existing authorization. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated repurchase program at such times and at such prices as determined to be in the company’s best interest.

The table below presents the shares repurchased under the Stock Repurchase Plan during our fiscal 2016 (amounts in thousands except shares purchased):

Fiscal 2016 Quarter	Total Number of Shares Purchased	Total Cost of Shares Purchased
For the quarter ended April 23, 2016	5,959,814	$108,298
For the quarter ended July 16, 2016	932,380	$18,000
For the quarter ended October 8, 2016	—	$—
For the quarter ended December 31, 2016	128	$2
Total	6,892,322	$126,300

As of December 31, 2016, 67.8 million shares at a cost of $630.4 million have been purchased since the inception of this plan.

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

Dividends

During fiscal years 2016, 2015, and 2014, the company paid the following dividends, excluding dividends on vested stock-based compensation awards discussed in Note 16, Stock-Based Compensation, below (amounts in thousands except per share data):

	Dividends paid	Dividends paid per share
Fiscal 2016	$130,490	$0.6250
Fiscal 2015	$119,563	$0.5675
Fiscal 2014	$101,694	$0.4850

Note 16.	Stock-Based Compensation

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on December 31, 2016.

The stock option activity for fiscal years 2016, 2015, and 2014 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,353	$10.97	6,191	$10.88	8,112	$10.89
Exercised	(2,507)	$11.02	(1,838)	$10.67	(1,921)	$10.94
Outstanding at end of year	1,846	$10.89	4,353	$10.97	6,191	$10.88
Exercisable at end of year	1,846		4,353		6,191

As of December 31, 2016, options outstanding under the EPIP had an average exercise price of $10.89, a weighted average remaining contractual life of 0.90 years, and an aggregate intrinsic value of $16.8 million.

The cash received, the windfall tax benefits, and intrinsic value from stock option exercises for fiscal years 2016, 2015, and 2014 are set forth below (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash received from option exercises	$27,631	$19,617	$21,014
Cash tax windfall benefit, net	$3,746	$7,660	$4,572
Intrinsic value of stock options exercised	$15,778	$24,590	$16,725

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of TSR Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date. Awards granted subsequent to the 2012 award (granted during the first quarters of their respective years) vest two years from the date of grant. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below (the “TSR Modifier”):

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the TSR awards:

Award	Fiscal year vested	Payout (%)
2012 award	Fiscal 2014	195
2013 award	Fiscal 2015	88
2014 award	Fiscal 2016	27

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

The following performance-contingent TSR Shares have been granted under the EPIP (2014) and the Omnibus Plan (2015) and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Assumed vesting date	2/21/2018	2/23/2017
Fair value per share	$24.17	$21.21

As of December 31, 2016, there was $5.7 million of total unrecognized compensation cost related to nonvested TSR Shares granted under the EPIP and Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.03 years.

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Since 2012, certain key employees have been granted performance-contingent restricted stock under the EPIP and the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. As a result of the delay (July as opposed to January) in the grant of the 2012 awards, the 2012 awards vested during the first quarter of 2014, 18 months from the grant date.  Awards granted subsequent to the 2012 award (granted during the first quarters of their respective years) vest two years from the date of grant. Return on Invested Capital is calculated by dividing our profit, as defined, by the invested capital (“ROIC”). Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The shares can be earned based on a range from 0% to 125% of target as defined below (the “ROIC Modifier”):

•	0% payout if ROIC exceeds WACC by less than 1.75 percentage points;
•	ROIC above WACC by 1.75 percentage points pays 50% of ROI Target; or
•	ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or
•	ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The table below presents the payout percentage for each of the ROIC awards:

Award	Fiscal year vested	Payout (%)
2012 award	Fiscal 2014	125
2013 award	Fiscal 2015	125
2014 award	Fiscal 2016	96

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The expected ROI Target for expense calculations at December 31, 2016 was 100% for the 2015 award and 100% for the 2016 award. The following performance-contingent ROIC Shares have been granted under the EPIP (2014) and the Omnibus Plan (2015) and have service period remaining (amounts in thousands, except price data):

Grant date	January 3, 2016	January 4, 2015
Shares granted	401	414
Assumed vesting date	2/21/2018	2/23/2017
Fair value per share	$21.49	$19.14

As of December 31, 2016, there was $5.1 million of total unrecognized compensation cost related to nonvested ROIC Shares granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.03 years.

Performance-Contingent Restricted Stock Summary

The table below presents the TSR Modifier share adjustment, ROIC Modifier share adjustment, accumulated dividends on vested shares, and the tax windfall/shortfall at vesting of the performance-contingent restricted stock awards (amounts in thousands except for share data):

Award granted	Fiscal year vested	TSR Modifier increase/(decrease) shares	ROIC Modifier increase/(decrease) shares	Dividends at vesting (thousands)	Tax windfall/(shortfall)	Fair value at vesting
2014	2016	(248,872)	(13,637)	$441	$(3,090)	$7,173
2013	2015	(48,069)	100,090	$859	$1,430	$18,378
2012	2014	193,756	50,939	$429	$2,668	$13,748

A summary of the status of all of the company’s nonvested shares for performance-contingent restricted stock (including the TSR Shares and the ROIC Shares) for fiscal 2016, 2015 and 2014 is set forth below (amounts in thousands, except price data):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at beginning of year	1,349	$21.26	1,404	$19.09	1,229	$15.88
Initial grant	801	$22.83	829	$20.18	732	$22.72
Supplemental grant for exceeding ROIC modifier	—	$—	100	$14.37	51	$14.37
Supplemental grant for exceeding the TSR modifier	—	$—	—	$—	194	$15.45
Vested	(312)	$22.02	(853)	$16.22	(759)	$16.11
Grant reduction for not achieving the ROIC modifier	(249)	$23.97	—	$—	—	$—
Grant reduction for not achieving the TSR modifier	(14)	$21.47	(48)	$17.22	—	$—
Forfeitures	(32)	$23.60	(83)	$20.99	(43)	$19.73
Balance at end of year	1,543	$21.53	1,349	$21.26	1,404	$19.09

As of December 31, 2016, there was $10.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 1.03 years.

Deferred and Restricted Stock

Pursuant to the EPIP, previously the company allowed non-employee directors to convert their annual board retainers into deferred stock equal in value to 130% of the cash payments these directors would have otherwise received. The deferred stock had a minimum two-year vesting period and will be distributed to the individual (along with accumulated dividends) at a time designated by the individual at the date of conversion. Following the May 2014 Board of Directors meeting and the adoption of the Omnibus Plan, annual board retainers converted into deferred stock and issued under the Omnibus Plan are equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Going forward, under the Omnibus Plan, non-employee directors may elect to convert their annual board retainers into deferred stock equal in value to 100% of the cash payments they otherwise would have received. The deferred stock so converted will have a one-year pro-rated vesting period. Accumulated dividends are paid upon delivery of the shares.  A total of 2,380 common shares were issued after the deferral period during fiscal 2016.

Pursuant to the Omnibus Plan and the EPIP, non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. During the second quarter of fiscal 2016, non-employee directors were granted an aggregate of 95,314 shares of deferred stock pursuant to the Omnibus Plan. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one year minimum vesting period. During fiscal 2016, a total of 111,868 previously deferred shares were issued after the deferral period.

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

The deferred and restricted stock activity for fiscal years 2016, 2015, and 2014 is set forth below (amounts in thousands, except price data):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of year	126	$21.89	151	$21.06	177	$18.92
Granted	95	$19.30	70	$21.59	117	$20.24
Vested	(72)	$21.59	(95)	$20.28	(123)	$17.81
Forfeited	—	$—	—	$—	(20)	$18.93
Nonvested shares at end of year	149	$20.39	126	$21.89	151	$21.06
Vested and deferred shares at end of year	331		222		169

As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost related to deferred and restricted stock awards granted under the EPIP. This cost is expected to be recognized over a weighted-average period of 0.40 years. The intrinsic value of deferred stock awards that vested during fiscal 2016 was $1.3 million. There was an immaterial tax windfall on the exercise of deferred share awards during fiscal 2016.

Stock Appreciation Rights

Prior to 2007, the company allowed non-employee directors to convert their retainers and committee chair fees into rights. These rights vested after one year and can be exercised over nine years. The company records compensation expense for these rights at a measurement date based on changes between the grant price and an estimated fair value of the rights using the Black-Scholes option-pricing model. The liability for these rights at January 2, 2016 was $0.2 million and was recorded in other current liabilities. The company paid $0.2 million at the time of exercise of 13,500 shares during fiscal 2016.  There are no remaining liabilities for these awards.

The rights activity for fiscal years 2016, 2015, and 2014 is set forth below (amounts in thousands, except price data):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance at beginning of year	14	29	141
Rights exercised	(14)	(15)	(112)
Balance at end of year	—	14	29
Weighted average — grant date fair value	$—	$8.67	$8.47

Shared-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense, all of which was recognized in selling, distribution, and administration expense, for fiscal years 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Stock options	$—	$—	$197
Performance-contingent restricted stock awards	16,611	13,369	16,544
Deferred stock awards	2,161	2,205	2,176
Stock appreciation rights (income) expense	(11)	118	(255)
Total stock-based compensation expense	$18,761	$15,692	$18,662

Note 17.	Accumulated Other Comprehensive Income (Loss)(“AOCI”)

The company’s total comprehensive loss presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During fiscal years 2016, 2015, and 2014, reclassifications out of AOCI were as follows (amounts in thousands):

Details about Accumulated	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement
Other Comprehensive Income Components (Note 2)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(221)	$(250)	$(255)	Interest expense
Commodity contracts	(5,307)	(8,551)	(5,218)	Cost of sales, Note 3, below
Total before tax	$(5,528)	$(8,801)	$(5,473)	Total before tax
Tax benefit	2,129	3,388	2,107	Tax benefit
Total net of tax	$(3,399)	$(5,413)	$(3,366)	Net of tax
Pension and postretirement benefit items:
Prior-service credits	$(175)	$267	$469	Note 1, below
Settlement loss	(6,646)	—	(15,387)	Note 1, below
Actuarial losses	(6,840)	(4,395)	(1,348)	Note 1, below
Total before tax	$(13,661)	$(4,128)	$(16,266)	Total before tax
Tax benefit	5,260	1,589	6,263	Tax benefit
Total net of tax	$(8,401)	$(2,539)	$(10,003)	Net of tax benefit
Total reclassifications	$(11,800)	$(7,952)	$(13,369)	Net of tax benefit

Note 1:	These items are included in the computation of net periodic pension cost. See Note 19, Postretirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows.

During fiscal 2016, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income (loss) before reclassifications	5,730	(4,013)	1,717
Reclassified to earnings from accumulated other comprehensive loss	3,399	8,401	11,800
Accumulated other comprehensive loss, December 31, 2016	$(1,061)	$(82,222)	$(83,283)

During fiscal 2015, changes to AOCI, net of income tax, by component were as follows (amounts in thousands):

	Cash Flow Hedge Items	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss, January 3, 2015	$(11,408)	$(86,612)	$(98,020)
Other comprehensive loss before reclassifications	(4,195)	(2,537)	(6,732)
Reclassified to earnings from accumulated other comprehensive loss	5,413	2,539	7,952
Accumulated other comprehensive loss, January 2, 2016	$(10,190)	$(86,610)	$(96,800)

Amounts reclassified out of AOCI to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Gross loss reclassified from AOCI into income	$5,307	$8,551	$5,218
Tax benefit	(2,043)	(3,292)	(2,009)
Net of tax	$3,264	$5,259	$3,209

Note 18.	Earnings Per Share

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for fiscal years 2016, 2015, and 2014 (amounts in thousands, except per share data):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income	$163,776	$189,191	$175,739
Basic Earnings Per Common Share:
Basic weighted average shares outstanding per common share	208,511	210,793	209,683
Basic earnings per common share	$0.79	$0.90	$0.84
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding per common share	208,511	210,793	209,683
Add: Shares of common stock assumed issued upon exercise of stock options, vesting of performance-contingent restricted stock and deferred stock	1,843	2,563	3,409
Diluted weighted average shares outstanding per common share	210,354	213,356	213,092
Diluted earnings per common share	$0.78	$0.89	$0.82

There were no anti-dilutive shares for fiscal years 2016, 2015 or 2014.

Note 19.	Postretirement Plans

The following summarizes the company’s balance sheet related pension and other postretirement benefit plan accounts at December 31, 2016 and January 2, 2016 (amounts in thousands):

	December 31, 2016	January 2, 2016
Current benefit liability	$979	$1,118
Noncurrent benefit liability	$69,601	$76,541
Accumulated other comprehensive loss, net of tax	$82,222	$86,610

The company amended our qualified defined benefit plans in October 2015 to allow retired and terminated vested pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the total lump sums paid during a year exceeds the sum of the plan’s service and interest cost. With no settlement charge recognized until the second quarter, the table below presents the recognized settlement charges by quarter for fiscal 2016 (amounts in thousands):

Fiscal 2016	Settlement loss
Quarter 2	$4,641
Quarter 3	1,832
Quarter 4	173
Total fiscal 2016	$6,646

The company used a measurement date of December 31, 2016 for the defined benefit and postretirement benefit plans described below.

Pension Plans

The company has trusteed, noncontributory defined benefit pension plans covering certain current and former employees. Benefits under the company’s largest pension plan are frozen. The company continues to maintain an ongoing plan that covers a small number of certain union employees. The benefits in this plan are based on years of service and the employee’s career earnings. The qualified plans are funded at amounts deductible for income tax purposes but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The company uses a calendar year end for the measurement date since the plans are based on a calendar year end and because it approximates the company’s fiscal year end. As of December 31, 2016 and December 31, 2015, the assets of the qualified plans included certificates of deposit, marketable equity securities, mutual funds, corporate and government debt securities, private and public real estate partnerships, other diversifying strategies and annuity contracts. The company expects pension income of approximately $5.0 million for fiscal 2017.

The net periodic pension cost (income) for the company’s pension plans includes the following components for fiscal years 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Service cost	$830	$873	$640
Interest cost	13,682	18,003	21,427
Expected return on plan assets	(26,644)	(29,642)	(33,817)
Settlement loss	6,646	—	15,387
Amortization:
Prior service cost	387	—	—
Actuarial loss	7,294	4,978	1,925
Net periodic pension cost (income)	2,195	(5,788)	5,562
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	8,879	(1,916)	74,510
Current year prior service cost	—	6,199	—
Settlement loss	(6,646)	—	(15,387)
Amortization of prior service cost	(387)	—	—
Amortization of actuarial (loss)	(7,294)	(4,978)	(1,925)
Total recognized in other comprehensive (loss) income	(5,448)	(695)	57,198
Total recognized in net periodic benefit cost and other comprehensive loss	$(3,253)	$(6,483)	$62,760

Actual return on plan assets for fiscal years 2016, 2015, and 2014 was $4.7 million, $6.9 million, and $11.6 million, respectively.

Approximately $6.8 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2017 relating to the company’s pension plans. The funded status and the amounts recognized in the Consolidated Balance Sheets for the company’s pension plans are as follows (amounts in thousands):

	December 31, 2016	January 2, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$438,023	$462,639
Service cost	830	873
Interest cost	13,682	18,003
Actuarial loss (gain)	(13,076)	(24,677)
Benefits paid	(25,130)	(25,014)
Plan amendments	—	6,199
Settlements	(15,734)	—
Benefit obligation at end of year	$398,595	$438,023
Change in plan assets:
Fair value of plan assets at beginning of year	$370,497	$378,194
Actual return on plan assets	4,689	6,881
Employer contribution	1,341	10,436
Benefits paid	(25,130)	(25,014)
Settlements	(15,734)	—
Fair value of plan assets at end of year	$335,663	$370,497
Funded status, end of year:
Fair value of plan assets	$335,663	$370,497
Benefit obligations	(398,595)	(438,023)
Unfunded status and amount recognized at end of year	$(62,932)	$(67,526)
Amounts recognized in the balance sheet:
Current liability	(291)	(402)
Noncurrent liability	(62,641)	(67,124)
Amount recognized at end of year	$(62,932)	$(67,526)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss before taxes	$132,886	$137,948
Prior service cost	5,813	6,199
Amount recognized at end of year	$138,699	$144,147

Accumulated benefit obligation at end of year	$397,224	$436,455

Assumptions used in accounting for the company’s pension plans at each of the respective fiscal years ending are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2016	12/31/2015	12/31/2014
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase	3.00%	3.00%	4.00%
Weighted average assumptions used to determine net periodic benefit (income)/cost:
Measurement date	1/1/2016	1/1/2015	1/1/2014
Discount rate	4.25%	4.00%	4.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

In developing the expected long-term rate of return on plan assets at each measurement date, the company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes, based on the company’s investment strategy. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return. Based on these factors the expected long-term rate of return assumption for the plans was set at 8.0% for fiscal 2016, as compared with the average annual return on the plan assets over the last 15 years of approximately 6.9% (net of expenses).  The plan has an average annual rate of return since inception in 1987 of 8.9% (net of expenses) with consistently similar asset allocations where equities are targeted at 65%.  The returns over the last five years of 8.5% have exceeded our expected return on asset estimates.  We believe our asset allocation will meet our return estimates over time consistent with past performance and historical asset allocations.

Plan Assets

Effective January 1, 2014, the Finance Committee (“committee”) of the Board of Directors delegated its fiduciary and other responsibilities with respect to the plans to the newly established Investment Committee. The Investment Committee, which consists of certain members of management, establishes investment guidelines and strategies and regularly monitors the performance of the plans’ assets. The Investment Committee is responsible for executing these strategies and investing the pension assets in accordance with ERISA and fiduciary standards. The investment objective of the pension plans is to preserve the plans’ capital and maximize investment earnings within acceptable levels of risk and volatility. The Investment Committee meets on a regular basis with its investment advisors to review the performance of the plans’ assets. Based upon performance and other measures and recommendations from its investment advisors, the Investment Committee rebalances the plans’ assets to the targeted allocation when considered appropriate. The fair values of all of the company pension plan assets at December 31, 2016 and December 31, 2015, by asset class are as follows (amounts in thousands):

	Fair value of Pension Plan Assets as of December 31, 2016
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$4,712	$—	$4,712
Equity securities:
U.S. companies	88,427	—	—	88,427
International companies	1,427	—	—	1,427
Domestic equity funds(a)	47,916	—	—	47,916
International equity funds(b)	—	22,914	—	22,914
Fixed income securities:
U.S. government bonds	—	8,796	—	8,796
U.S. government agency bonds	—	5,909	—	5,909
U.S. mortgage backed securities	—	5,512	—	5,512
U.S. corporate bonds	—	10,539	—	10,539
Absolute return funds(c)	—	—	25,737	25,737
Other types of investments measured at net asset value (*):
Hedged equity funds(d)	—	—	—	32,095
Absolute return funds(c)	—	—	—	24,299
International equity funds(b)	—	—	—	24,987
Real estate funds(e)	—	—	—	17,296
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(f)	—	—	—	10,124
Pending sale orders(g)	—	—	—	5,000
Other assets and (liabilities)(g)	—	—	—	70
Accrued (expenses) income(g)	—	—	—	(97)
Total	$137,770	$58,382	$25,737	$335,663

	Fair value of Pension Plan Assets as of December 31, 2015
Asset Class	Quoted prices in active markets for identical assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short term investments and cash	$—	$5,200	$—	$5,200
Equity securities:
U.S. companies	93,600	—	—	93,600
International companies	1,957	—	—	1,957
Domestic equity funds(a)	54,949	—	—	54,949
International equity funds(b)	—	26,565	—	26,565
Fixed income securities:
U.S. government bonds	—	5,257	—	5,257
U.S. government agency bonds	—	3,215	—	3,215
U.S. mortgage backed securities	—	7,201	—	7,201
U.S. corporate bonds	—	21,202	—	21,202
Absolute return funds(c)	—	—	28,964	28,964
Other types of investments measured at net asset value (*):
Hedged equity funds(d)	—	—	—	40,582
Absolute return funds(c)	—	—	—	27,473
International equity funds(b)	—	—	—	27,406
Real estate funds(e)	—	—	—	17,335
Other types of investments measured at contract value (^):
Guaranteed insurance contracts(f)	—	—	—	9,784
Other assets and (liabilities)(g)	—	—	—	(376)
Accrued (expenses) income(g)	—	—	—	183
Total	$150,506	$68,640	$28,964	$370,497

(a)	This class includes funds with the principal strategy to invest primarily in long positions in domestic equity securities.
(b)	This class includes funds with the principal strategy to invest primarily in long positions in international equity securities.
(c)	This class invests primarily in absolute return strategy funds.
(d)	This class invests primarily in hedged equity funds.
(e)	This class includes funds that invest primarily in U.S. commercial real estate.
(f)	This class invests primarily guaranteed insurance contracts through various U.S. insurance companies.
(g)	This class includes accrued interest, dividends, and amounts receivable from asset sales and amounts payable for asset purchases. This class also includes pending sale requests.
(*)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(^)	Certain investments, which are fully-benefit responsive investment contracts, are measured at contract value and have not been classified in the fair value hierarchy.

The following tables provide information on the pension plan assets that are reported using significant unobservable inputs in the estimation of fair value (amounts in thousands):

2016 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Absolute Return Funds
Balance at December 31, 2015	$28,964
Actual return on plan assets:
Total gains or losses (realized and unrealized)	1,773
Sales	(5,000)
Balance at December 31, 2016	$25,737

2015 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Absolute Return Funds
Balance at December 31, 2014	$32,411
Actual return on plan assets:
Total gains or losses (realized and unrealized)	553
Sales	(4,000)
Balance at December 31, 2015	$28,964

The company’s investment policy includes various guidelines and procedures designed to ensure the plan’s assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. The plan asset allocation as of the measurement dates December 31, 2016 and December 31, 2015, and target asset allocations for fiscal year 2017 are as follows:

	Target Allocation	Percentage of Plan Assets at the Measurement Date (As percent)
Asset Category	2017	2016	2015
Equity securities	40-60%	51.1	55.6
Fixed income securities	10-40%	9.3	10.0
Real estate	0-25%	5.2	4.7
Other diversifying strategies(1)	0-40%	33.5	28.7
Short term investments and cash	0-25%	0.9	1.0
Total		100.0	100.0

(1)	Includes absolute return funds, hedged equity funds, and guaranteed insurance contracts.

Equity securities include 2,030,363 shares and 2,030,363 shares of the company’s common stock in the amount of $40.5 million and $43.6 million (12.1% and 11.8% of total plan assets) as of December 31, 2016 and December 31, 2015, respectively.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

Cash Flows

Company contributions to qualified and nonqualified plans are as follows (amounts in thousands):

Year	Required	Discretionary	Total
2016	$341	$1,000	$1,341
2015	$436	$10,000	$10,436
2014	$5,070	$8,365	$13,435

All contributions are made in cash. The required contributions made during fiscal 2016 include $0.3 million in nonqualified pension benefits paid from corporate assets. The discretionary contributions of $1.0 million made to qualified plans during fiscal 2016 were not required to be made by the minimum funding requirements of ERISA, but the company believed, due to its strong cash flow and financial position, this was an appropriate time at which to make the contribution in order to reduce the impact of future contributions. During fiscal 2017, the company expects to pay $0.3 million in nonqualified pension benefits from corporate assets. There are no expected contributions to the qualified pension plans required under ERISA and the PPA during fiscal 2017. These amounts represent estimates that are based on assumptions that are subject to change.

Benefit Payments

The following are benefits paid under the plans (including settlements) during fiscal years 2016, 2015 and 2014 and expected to be paid from fiscal 2017 through fiscal 2026. Estimated future payments include qualified pension benefits that will be paid from the plans’ assets (including potential payments for the lump sum option discussed above) and nonqualified pension benefits that will be paid from corporate assets (amounts in thousands):

Year	Pension Benefits
2014	$75,459	*
2015	$25,014
2016	$40,864	^
Estimated Future Payments:
2017	$33,675
2018	$32,349
2019	$31,157
2020	$29,762
2021	$28,916
2022 – 2026	$128,858

*	Includes $48.4 million and $2.0 million from Plan No. 1 and Plan No. 2, respectively paid in December 2014, associated with a one-time voluntary lump sum offer.
^

Includes $15.7 million and $1.6 million from Plan No. 1 and Plan No. 2, respectively, paid as lump sums.  The plans were amended effective January 1, 2016 to allow participants not yet receiving benefit payments to elect to receive their benefit as a single lump sum.

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

The company delivers retiree medical and dental benefits for Medicare eligible retirees through a health-care reimbursement account. The company no longer sponsors a medical plan for Medicare eligible retirees and does not file for a Medicare Part D subsidy.

The net periodic benefit (income) cost for the company’s postretirement benefit plans includes the following components for fiscal years 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Service cost	$401	$398	$377
Interest cost	309	360	445
Amortization:
Prior service credit	(212)	(267)	(469)
Actuarial gain	(454)	(583)	(577)
Total net periodic benefit income	44	(92)	(224)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss*	(2,354)	(159)	(497)
Amortization of actuarial gain	454	583	577
Amortization of prior service credit	212	267	469
Total recognized in other comprehensive loss	(1,688)	691	549
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1,644)	$599	$325

*	In fiscal 2014 and 2015, includes (gain) loss related to (higher) lower than expected Medicare Part D subsidy receipts.

Approximately $(0.7) million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2017 relating to the company’s postretirement benefit plans.

The unfunded status and the amounts recognized in the Consolidated Balance Sheets for the company’s postretirement benefit plans are as follows (amounts in thousands):

	December 31, 2016	January 2, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$10,133	$10,229
Service cost	401	398
Interest cost	309	360
Participant contributions	284	224
Actuarial gain	(2,354)	(180)
Benefits paid	(1,125)	(898)
Benefit obligation at end of year	$7,648	$10,133
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	841	674
Participant contributions	284	224
Benefits paid	(1,125)	(898)
Fair value of plan assets at end of year	$—	$—
Funded status, end of year:
Fair value of plan assets	$—	$—
Benefit obligations	(7,648)	(10,133)
Unfunded status and amount recognized at end of year	$(7,648)	$(10,133)
Amounts recognized in the balance sheet:
Current liability	$(688)	$(716)
Noncurrent liability	(6,960)	(9,417)
Amount recognized at end of year	$(7,648)	$(10,133)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial gain before taxes	$(4,531)	$(2,631)
Prior service credit before taxes	(474)	(686)
Amounts recognized in accumulated other comprehensive loss	$(5,005)	$(3,317)

Assumptions used in accounting for the company’s postretirement benefit plans at each of the respective fiscal years ending are as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2016	12/31/2015	12/31/2014
Discount rate	3.66%	3.83%	3.50%
Health care cost trend rate used to determine benefit obligations:
Initial rate	6.50%	8.00%	8.00%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2023	2022	2021
Weighted average assumptions used to determine net periodic cost:
Measurement date	1/1/2016	1/1/2015	1/1/2014
Discount rate	3.83%	3.50%	4.31%
Health care cost trend rate used to determine net periodic cost:
Initial rate	8.00%	8.00%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year trend reaches the ultimate rate	2022	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for fiscal years 2016, 2015, and 2014 (amounts in thousands):

	One-Percentage-Point Decrease			One-Percentage-Point Increase
	For the Year Ended			For the Year Ended
	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2016	Fiscal 2015	Fiscal 2014
Effect on total of service and interest cost	$(58)	$(65)	$(60)	$67	$76	$68
Effect on postretirement benefit obligation	$(427)	$(554)	$(558)	$480	$626	$629

Cash Flows

Company contributions to postretirement plans are as follows (amounts in thousands):

Year	Employer Net Contribution
2014	$478
2015	$674
2016	$841
2017 (Expected)	$692

The table above reflects only the company’s share of the benefit cost. Since the company no longer receives reimbursement for Medicare Part D subsidies, the entire $0.7 million expected funding for postretirement benefit plans during 2017 the entire amount will be required to pay for benefits. Contributions by participants to postretirement benefits were $0.3 million, $0.2 million, and $0.2 million for fiscal years 2016, 2015, and 2014, respectively.

Benefit Payments

The following are benefits paid by the company during fiscal years 2016, 2015 and 2014 and expected to be paid from fiscal 2017 through fiscal 2026. All benefits are expected to be paid from the company’s assets (amounts in thousands):

Postretirement benefits
Year	Employer gross contribution
2014	$478
2015	$674
2016	$841
Estimated Future Payments:
2017	$692
2018	$745
2019	$735
2020	$677
2021	$661
2022 – 2026	$3,291

Multiemployer Plans

The company contributes to various multiemployer pension plans. Benefits provided under the multiemployer pension plans are generally based on years of service and employee age. Expense under these plans was $2.2 million for fiscal 2016, $2.1 million for fiscal 2015, and $2.1 million for fiscal 2014.

The company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover various union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. None of the contributions to the pension funds was in excess of 5% or more of the total contributions for plan years 2016, 2015, and 2014. There are no contractually required minimum contributions to the plans as of December 31, 2016.

The company’s participation in these multiemployer plans for fiscal 2016 is outlined in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent PPA zone status available in 2016 and 2015 is for the plan’s year-end at December 31, 2016 and December 31, 2015, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Finally, there have been no significant changes that affect the comparability of contributions.

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

			Pension Protection Act			Contributions (Amounts in
			Zone Status			thousands)				Expiration Date of
		Pension			FIP/RP Status	2016	2015	2014	Surcharge	Collective Bargaining
Pension Fund	EIN	Plan No.	2016	2015	Pending/Implemented	($)	($)	($)	Imposed	Agreement
IAM National Pension Fund	51-6031295	002	Green	Green	No	121	113	99	No	4/30/2021
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442	001	Red	Red	Yes	156	130	132	No	8/12/2017
Western Conference of Teamsters Pension Trust*	91-6145047	001	Green	Green	No	233	271	260	No	2/4/2017
BC&T International Pension Fund*	52-6118572	001	Red	Red	Yes	1,194	1,121	1,077	Yes	10/31/2015
*	The collective bargaining agreement is currently under negotiation.

401(k) Retirement Savings Plans

The Flowers Foods 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During fiscal years 2016, 2015, and 2014, the total cost and employer contributions were as follows (amounts in thousands):

Contributions by fiscal year	Defined contribution plans expense
Fiscal 2016	$27,057
Fiscal 2015	$25,473
Fiscal 2014	$24,799

The company acquired DKB and Alpine during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods 401(k) Retirement Savings Plan during fiscal 2016 after receipt of final determination letters.

Note 20.	Income Taxes

The company’s provision for income tax expense consists of the following for fiscal years 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current Taxes:
Federal	$86,235	$75,128	$72,780
State	13,983	10,419	10,294
	100,218	85,547	83,074
Deferred Taxes:
Federal	(11,656)	16,236	7,691
State	(2,801)	2,057	1,550
	(14,457)	18,293	9,241
Income tax expense	$85,761	$103,840	$92,315

Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items for fiscal years 2016, 2015, and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Tax at U.S. federal income tax rate	$87,338	$102,560	$93,819
State income taxes, net of federal income tax benefit	7,266	8,556	7,698
Section 199 qualifying production activities benefit	(8,007)	(6,725)	(6,892)
Other	(836)	(551)	(2,310)
Income tax expense	$85,761	$103,840	$92,315

In 2016 and 2015, the most significant differences in the effective rate and the statutory rate are state income taxes offset by reductions for the Section 199 qualifying production activities deduction.

The company early adopted guidance discussed in Note 3, Recent Accounting Pronouncements, and retrospectively adjusted our current deferred income tax asset balance of $37.2 million at January 2, 2016 to the long-term deferred income tax liability balance.

Deferred tax assets (liabilities) are comprised of the following (amounts in thousands):

	December 31, 2016	January 2, 2016
Self-insurance	$7,051	$6,073
Compensation and employee benefits	13,512	13,632
Deferred income	10,893	10,102
Loss and credit carryforwards	19,556	21,839
Equity-based compensation	11,890	13,676
Hedging	676	6,391
Pension and postretirement benefits	27,537	30,408
Intangible assets	4,548	4,718
Other	16,801	10,409
Deferred tax assets valuation allowance	(18)	(18)
Deferred tax assets	112,446	117,230
Depreciation	(75,569)	(79,667)
Intangible assets	(179,491)	(180,216)
Other	(3,240)	(3,809)
Deferred tax liabilities	(258,300)	(263,692)
Net deferred tax liability	$(145,854)	$(146,462)

The company has a deferred tax asset of $7.2 million related to a federal net operating loss carryforward, and $4.1 million related to a federal capital loss carryforward, which we expect to fully utilize before expiration. Additionally, the company and various subsidiaries have a net deferred tax asset of $5.7 million related to state net operating loss carryforwards, and $2.6 million for credit carryforwards with expiration dates through fiscal 2035. The utilization of a portion of these state carryforwards could be limited in the future; therefore, an immaterial valuation allowance has been recorded. Should the company determine at a later date that certain of these losses which have been reserved for may be utilized, a benefit may be recognized in the Consolidated Statements of Income. Likewise, should the company determine at a later date that certain of these net operating losses for which a deferred tax asset has been recorded may not be utilized, a charge to the Consolidated Statements of Income may be necessary.

The gross amount of unrecognized tax benefits was $1.8 million and $0.7 million as of December 31, 2016 and January 2, 2016, respectively. This change is primarily due to the addition of state reserves for uncertain positions taken in prior years, which is partially offset by the expiration of the statute of limitations on several previously unrecognized tax benefits. These amounts are exclusive of interest accrued and are recorded in other long-term liabilities on the Consolidated Balance Sheet. If recognized, the $1.8 million (less $0.6 million related to tax imposed in other jurisdictions) would impact the effective rate.

The company accrues interest expense and penalties related to income tax liabilities as a component of income before taxes. No accrual of penalties is reflected on the company’s balance sheet as the company believes the accrual of penalties is not necessary based upon the merits of its income tax positions. The company had an accrued interest balance of approximately $0.2 million and $0.1 million at December 31, 2016 and January 2, 2016, respectively.

The company defines the federal jurisdiction as well as various state jurisdictions as “major” jurisdictions. The company is no longer subject to federal examinations for years prior to 2015, and with limited exceptions, for years prior to 2012 in state jurisdictions. During the current year, the company closed a federal income tax audit with the Internal Revenue Service (“IRS”) for the fiscal 2012 through 2014 tax years.  The impact of the audit did not have a material effect on our consolidated financial statements.

The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2016, 2015 and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Unrecognized tax benefit at beginning of fiscal year	$727	$2,107	$4,809
Gross increases	1,488	—	—
Lapses of statutes of limitations	(461)	(1,380)	(2,702)
Unrecognized tax benefit at end of fiscal year	$1,754	$727	$2,107

At this time, we do not anticipate material changes to the amount of gross unrecognized tax benefits over the next twelve months.

Note 21.	Commitments and Contingencies

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $28.0 million and $23.9 million related to self-insurance reserves at December 31, 2016 and January 2, 2016, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution form of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.  The company expects to continue operating under this model and the possibility of a loss is remote.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental regulations affecting the company and its properties.  On August 9, 2016, the U.S. Department of Labor (the “DOL”) notified the company that it was scheduled for a compliance review under the Fair Labor Standards Act (“FLSA”).  The company is cooperating with the DOL.

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

At this time, the company is defending 26 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Nineteen of these lawsuits seek class and/or collective action treatment. The remaining seven cases allege individual claims and do not seek class or collective action treatment. The respective courts have ruled on plaintiffs’ motions for class certification in 12 of the pending cases, each of which is discussed below and in each case where a class has been conditionally certified under the FLSA, the company has the ability to petition the court to decertify that class at a later date:

Case	Status
Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC

On September 12, 2012, Scott Rehberg and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Western District of North Carolina.  On March 22, 2013, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Jamestown, LLC (“Jamestown”) after September 12, 2009.  On March 24, 2015, the court certified a North Carolina state law wage claim as a class action consisting of all individuals located within the State of North Carolina who entered into a distributor agreement with Jamestown after September 12, 2009.  On December 9, 2016, the company announced that it reached an agreement to settle this matter for a payment of $9.0 million, comprised of $5.2 million in settlement funds and $3.8 million in attorneys’ fees.  The settlement also contains certain non-economic terms that are intended to strengthen and enhance the independent contractor model, which remains in place. The parties are working to obtain court approval of this settlement.   This settlement charge has been recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2016.

Martinez et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Henderson, LLC

On July 7, 2015, Giovanni Martinez and certain other plaintiffs filed various California state law wage claims against the company and certain of its subsidiaries in the U.S. District Court for the Central District of California.  On February 1, 2016, the court denied a motion to certify these claims as a class action.  This lawsuit was settled on confidential terms, and dismissed on July 7, 2016.  The denial of the class certification is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit.

Stewart et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC

On July 2, 2015, Jacky Stewart and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Western District of Tennessee.  On August 12, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Batesville, LLC, after July 2, 2012.  The court limited the conditionally certified class to distributors operating out of designated warehouse locations in the State of Tennessee only.

Coyle v. Flowers Foods, Inc. and Holsum Bakery, Inc.

On July 20, 2015, Terry Coyle filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of Arizona.  On August 30, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Holsum Bakery, Inc. after August 30, 2013.   The court limited the conditionally certified class to distributors operating within the State of Arizona.    Plaintiff also alleges in his complaint Arizona state law wage claims.

McCurley v. Flowers Foods, Inc. and Derst Baking Co., LLC

On January 20, 2016, Paul McCurley filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of South Carolina.  On October 24, 2016, the Court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Derst Baking Co., LLC after January 20, 2013.  The company has the ability to petition the court to decertify this class at a later date.  Plaintiff also alleges in his complaint a South Carolina state law wage claim.

Neff et al. v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC

On December 2, 2015, Nick Neff and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the District of Vermont.  On November 7, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Lepage Bakeries Park Street, LLC or CK Sales Co., LLC after December 2, 2012.  The court excluded from the class distributors operating in the State of Maine. Plaintiffs also allege in their complaint Vermont state law wage and consumer fraud claims.

Noll v. Flowers Foods, Inc., Lepage Bakeries Park Street, LLC, and CK Sales Co., LLC

On December 3, 2015, Timothy Noll filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the District of Maine.  On January 20, 2017, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Lepage Bakeries Park Street, LLC or CK Sales Co., LLC after December 3, 2012.  The court limited the class to distributors operating within the State of Maine. Plaintiff also alleges in his complaint Maine state law wage claims.

Zapata et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC

On March 14, 2016, Raul Zapata and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas.  On December 20, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Houston, LLC after December 13, 2013.  The court limited the class to distributors in the State of Texas who hired helpers.

Rodriguez et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Houston, LLC

On January 28, 2016, David Rodriguez and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas.  On December 13, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Houston, LLC after December 13, 2013.  The court limited the class to distributors in the State of Texas who did not hire helpers.

Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC

On October 21, 2015, Antoine Richard and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the Western District of Louisiana.  On November 28, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, and Flowers Baking Co. of Tyler, LLC.  The court limited the class to distributors operating within the State of Louisiana.  Plaintiffs also allege in their complaint a Louisiana state law wage claim.  On February 15, 2017, the court allowed Plaintiffs to reassert claims against Flowers Baking Co. of New Orleans, LLC, which previously had been dismissed from the case.

Carr et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, LLC

On December 1, 2015, Matthew Carr and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania.  On January 26, 2017, the Court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Oxford, LLC after December 1, 2012.  Plaintiffs also allege in their complaint New York, Pennsylvania, and Maryland state law wage claims.

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, LLC

On March 24, 2016, Luke Boulange filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of New Jersey.  Thereafter, this case was transferred to the U.S. District Court for the Eastern District of Pennsylvania and consolidated with the Carr litigation.  On January 26, 2017, the Court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Oxford, LLC after December 1, 2012.  Plaintiff also alleges in his complaint New Jersey state law wage claims.

The company and/or its respective subsidiaries are vigorously defending all of these lawsuits. Given the stage of the complaints and the claims and issues presented, except for lawsuits disclosed herein that have reached a settlement or agreement in principle, a loss is reasonably possible but the company cannot reasonably estimate at this time the possible loss or range of loss that may arise from the unresolved lawsuits.

On November 8, 2016, Flowers Foods' subsidiary, Lepage Bakeries, reached an agreement to settle a lawsuit seeking class action treatment (Bokanoski et al. v. Lepage Bakeries Park Street, LLC and CK Sales Co., LLC), originally filed by Bart Bokanoski and certain other plaintiffs in the U.S. District Court for the District of Connecticut on January 6, 2015, for $1.25 million, including attorneys' fees. The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model. This agreement, which includes 49 territories, is subject to court approval.  This settlement was recorded in selling, distribution and administrative expenses in our Consolidated Statements of Income during the third quarter of our fiscal 2016.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint (“Complaint”) on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. Pursuant to the U.S. District Court for the Middle District of Georgia’s scheduling order, defendants must answer, move, or otherwise respond to the Complaint by March 13, 2017, lead plaintiff must file an opposition brief by May 12, 2017, and defendants must file any reply memoranda by June 12, 2017.  The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

See Note 12, Debt, Lease and Other Commitments, for additional information on the company’s commitments.

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

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segments’ core operating businesses. Information regarding the operations of these segments is as follows for fiscal years 2016, 2015, and 2014 (amounts in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales:
DSD Segment	$3,347,616	$3,242,482	$3,227,695
Warehouse Segment	787,233	733,170	723,541
Eliminations:
Sales from Warehouse Segment to DSD Segment	(144,525)	(134,013)	(130,175)
Sales from DSD Segment to Warehouse Segment	(63,439)	(63,134)	(72,088)
	$3,926,885	$3,778,505	$3,748,973
Impairment of assets:
DSD Segment	$24,877	$3,771	$10,308
Warehouse Segment	—	—	—
Other(1)	—	—	—
	$24,877	$3,771	$10,308
Depreciation and amortization:
DSD Segment	$120,009	$115,801	$113,881
Warehouse Segment	20,138	16,734	15,166
Other(1)	722	(360)	(86)
	$140,869	$132,175	$128,961
Income from operations:
DSD Segment	$260,495	$302,361	$284,231
Warehouse Segment	58,465	55,266	51,451
Other(1)	(55,070)	(59,748)	(60,287)
	$263,890	$297,879	$275,395
Interest expense	$34,905	$26,815	$28,288
Interest income	$(20,552)	$(21,967)	$(20,947)
Income before income taxes	$249,537	$293,031	$268,054
Capital expenditures:
DSD Segment	$61,669	$72,148	$73,454
Warehouse Segment	16,792	9,596	6,468
Other(1)	23,266	9,029	3,856
	$101,727	$90,773	$83,778

	December 31, 2016	January 2, 2016
Assets:
DSD Segment	$2,344,616	$2,409,902
Warehouse Segment	330,006	334,029
Other (2)	86,446	100,120
	$2,761,068	$2,844,051

(1)	Represents the company’s corporate head office amounts, acquisition costs, and the fiscal 2016 and fiscal 2014 pension settlement losses.
(2)	Represents the company’s corporate head office assets including primarily cash and cash equivalents, deferred taxes and deferred financing costs.

Sales by product category in each reportable segment are as follows for fiscal years 2016, 2015, and 2014 (amounts in thousands):

	Fiscal 2016			Fiscal 2015			Fiscal 2014
	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment
Branded retail	$2,282,892	$2,113,595	$169,297	$2,151,514	$2,011,433	$140,081	$2,102,028	$1,971,851	$130,177
Store branded retail	582,523	464,705	117,818	571,827	457,467	114,360	608,617	486,886	121,731
Non-retail and other	1,061,470	705,877	355,593	1,055,164	710,448	344,716	1,038,328	696,870	341,458
Total	$3,926,885	$3,284,177	$642,708	$3,778,505	$3,179,348	$599,157	$3,748,973	$3,155,607	$593,366

Note 23.	Unaudited Quarterly Financial Information

Results of operations for each of the four quarters in the respective fiscal years are as follows. Each quarter during fiscal 2016 and fiscal 2015 represents a period of twelve weeks, except the first quarter, which includes sixteen weeks (amounts in thousands, except per share data):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	2016	$1,204,352	$935,025	$918,791	$868,717
	2015	$1,146,045	$888,795	$885,302	$858,363
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately)	2016	$621,190	$477,955	$476,760	$450,462
	2015	$585,916	$457,253	$464,045	$455,939
Net income	2016	$59,363	$51,155	$40,216	$13,042
	2015	$61,389	$51,760	$43,796	$32,246
Basic net income per share	2016	$0.28	$0.25	$0.19	$0.06
	2015	$0.29	$0.25	$0.21	$0.15
Diluted net income per share	2016	$0.28	$0.24	$0.19	$0.06
	2015	$0.29	$0.24	$0.21	$0.15

The fourth quarter of fiscal 2016 included impairment charges ($24.9 million), a legal settlement ($9.25 million), and a pension settlement loss ($0.2 million).  See Note 2, Summary of Significant Accounting Policies, Note 6, Assets Held for Sale, and Note 7, Goodwill and Other Intangible Assets, for additional information on these items.  During the fourth quarter of fiscal 2016, we identified and recorded out-of-period adjustments of $2.3 million for an intangible asset impairment which related to the second quarter of fiscal 2016 and a $0.9 million reduction to deferred tax expense which related to the fourth quarter of fiscal 2015.  The net impact of these two items resulted in $0.5 million of lower net income in the fourth quarter of fiscal 2016.  We concluded that the correction of the errors was not material to the fourth quarter of fiscal 2016 or to any of the prior periods that were impacted.

Note 24.	Subsequent Events

The company has evaluated subsequent events since December 31, 2016, the date of these financial statements.  We believe there were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements other than the items discussed below.

Divestiture.  On January 14, 2017, the company completed the sale of a non-core mix manufacturing business located in Cedar Rapids, Iowa for $44.0 million, subject to finalizing a working capital adjustment.  This resulted in a preliminary gain on sale in the range of $31.0 million to $33.0 million, which will be recognized in the first quarter of fiscal 2017.

Dividend.    On February 17, 2017, the Board of Directors declared a dividend of $0.16 per share on the company’s common stock to be paid on March 17, 2017 to shareholders of record on March 3, 2017.