Form 10-Q
period 2017-04-22
FLOWERS FOODS INC
filed 2017-05-17
CIK 1128928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	OUTSTANDING AT MAY 12 , 2017
Common Stock, $.01 par value	209,231,354

FLOWERS FOODS, INC.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q and certain other written or oral statements made from time to time by the company and its representatives that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to current expectations regarding our future financial condition and results of operations and are often identified by the use of words and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” “is likely to,” “is expected to” or “will continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are based upon assumptions we believe are reasonable.

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
•

our ability to execute our business strategies, including those strategies the company has initiated under Project Centennial, which may involve, among other things, (i) the integration of acquisitions or the acquisition or disposition of assets at presently targeted values; (ii) the deployment of new systems and technology;  and (iii) an enhanced organizational structure;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other public disclosures made by the company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the company. Refer to Part I, Item 1A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) for additional information regarding factors that could affect the company’s results of operations, financial condition and liquidity.

We caution you not to place undue reliance on forward-looking statements, as they speak only as of the date made and are inherently uncertain. The company undertakes no obligation to publicly revise or update such statements, except as required by law. You are advised, however, to consult any further public disclosures made by the company (such as in our filings with the SEC or in company press releases) on related subjects.

We own or have the rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, trade names and copyrights.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	April 22, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,513	$6,410
Accounts and notes receivable, net of allowances of $2,080 and $1,703, respectively	283,946	271,913
Inventories, net:
Raw materials	36,725	41,830
Packaging materials	20,076	20,354
Finished goods	47,591	48,698
Inventories, net	104,392	110,882
Spare parts and supplies	60,173	59,509
Other	32,493	28,128
Total current assets	487,517	476,842
Property, plant and equipment, net:
Property, plant and equipment, gross	1,888,978	1,891,487
Less: accumulated depreciation	(1,132,500)	(1,110,461)
Property, plant and equipment, net	756,478	781,026
Notes receivable	159,468	154,924
Assets held for sale	31,504	36,976
Other assets	9,572	9,758
Goodwill	464,777	465,578
Other intangible assets, net	827,409	835,964
Total assets	$2,736,725	$2,761,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$10,511	$11,490
Accounts payable	184,528	173,102
Other accrued liabilities	157,892	156,032
Total current liabilities	352,931	340,624
Long-term debt:
Total long-term debt and capital lease obligations	881,787	946,667
Other liabilities:
Post-retirement/post-employment obligations	65,692	69,601
Deferred taxes	146,709	145,854
Other long-term liabilities	44,821	48,242
Total other long-term liabilities	257,222	263,697
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $100 stated par value, 200,000 authorized shares and none issued	—	—
Preferred stock — $.01 stated par value, 800,000 authorized shares and none issued	—	—
Common stock — $.01 stated par value and $.001 current par value, 500,000,000 authorized shares and 228,729,585 shares and 228,729,585 shares issued, respectively	199	199
Treasury stock — 19,498,231 shares and 20,306,784 shares, respectively	(252,091)	(261,812)
Capital in excess of par value	644,808	644,456
Retained earnings	937,053	910,520
Accumulated other comprehensive loss	(85,184)	(83,283)
Total stockholders’ equity	1,244,785	1,210,080
Total liabilities and stockholders’ equity	$2,736,725	$2,761,068

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except per share data)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Sales	$1,187,649	$1,204,352
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)	607,941	621,190
Selling, distribution and administrative expenses	461,270	444,539
Gain on divestiture	(28,875)	—
Depreciation and amortization	47,188	43,467
Income from operations	100,125	95,156
Interest expense	11,625	9,068
Interest income	(6,577)	(6,290)
Income before income taxes	95,077	92,378
Income tax expense	34,659	33,015
Net income	$60,418	$59,363
Net income per common share:
Basic:
Net income per common share	$0.29	$0.28
Weighted average shares outstanding	209,123	210,662
Diluted:
Net income per common share	$0.29	$0.28
Weighted average shares outstanding	210,275	212,836
Cash dividends paid per common share	$0.1600	$0.1450

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Net income	$60,418	$59,363
Other comprehensive income, net of tax:
Pension and postretirement plans:
Amortization of prior service cost included in net income	33	33
Amortization of actuarial loss included in net income	1,110	1,020
Pension and postretirement plans, net of tax	1,143	1,053
Derivative instruments:
Net change in fair value of derivatives	(3,518)	2,588
Loss reclassified to net income	474	1,143
Derivative instruments, net of tax	(3,044)	3,731
Other comprehensive income (loss), net of tax	(1,901)	4,784
Comprehensive income	$58,517	$64,147

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Capital in		Accumulated
	Number of		Excess		Other	Treasury Stock
	shares issued	Par Value	of Par Value	Retained Earnings	Comprehensive Income (Loss)	Number of Shares	Cost	Total
Balances at December 31, 2016	228,729,585	$199	$644,456	$910,520	$(83,283)	(20,306,784)	$(261,812)	$1,210,080
Net income				60,418				60,418
Derivative instruments, net of tax					(3,044)			(3,044)
Pension and postretirement plans, net of tax					1,143			1,143
Exercise of stock options			(1,123)			571,568	7,372	6,249
Amortization of share-based compensation awards			5,975					5,975
Issuance of deferred compensation			(35)			2,675	35	—
Performance-contingent restricted stock awards issued (Note 13)			(4,240)			328,947	4,240	—
Issuance of deferred stock awards			(225)			17,448	225	—
Stock repurchases						(112,085)	(2,151)	(2,151)
Dividends paid on vested share-based payment awards				(424)				(424)
Dividends paid — $.1600 per common share				(33,461)				(33,461)
Balances at April 22, 2017	228,729,585	$199	$644,808	$937,053	$(85,184)	(19,498,231)	$(252,091)	$1,244,785

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Net income	$60,418	$59,363
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,975	7,779
Gain on divestiture	(28,875)	—
Loss reclassified from accumulated other comprehensive income to net income	727	1,782
Depreciation and amortization	47,188	43,467
Deferred income taxes	2,045	(2,387)
Provision for inventory obsolescence	1,939	449
Allowances for accounts receivable	695	1,785
Pension and postretirement plans income	(1,612)	(1,894)
Other	(1,862)	(2,736)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(14,534)	(16,146)
Inventories, net	(1,401)	(4,866)
Hedging activities, net	(9,057)	11,646
Other assets	(4,702)	4,243
Accounts payable	14,998	11,162
Other accrued liabilities	4,052	5,098
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,994	118,745
CASH FLOWS PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,465)	(23,912)
Proceeds from sale of property, plant and equipment	329	1,530
Repurchase of independent distributor territories	(3,161)	(4,845)
Principal payments from notes receivable	7,370	7,221
Proceeds from sale of mix plant	41,230	—
Other investing activities	56	66
NET CASH PROVIDED BY (DISBURSED FOR) INVESTING ACTIVITIES	28,359	(19,940)
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Dividends paid, including dividends on share-based payment awards	(33,885)	(31,237)
Exercise of stock options	6,249	1,124
Payments for financing fees	—	(605)
Stock repurchases, including accelerated stock repurchases	(2,151)	(126,297)
Change in bank overdrafts	(10,513)	(5,699)
Proceeds from debt borrowings	304,100	1,079,200
Debt and capital lease obligation payments	(368,050)	(1,018,200)
NET CASH (DISBURSED FOR) FINANCING ACTIVITIES	(104,250)	(101,714)
Net increase (decrease) in cash and cash equivalents	103	(2,909)
Cash and cash equivalents at beginning of period	6,410	14,378
Cash and cash equivalents at end of period	$6,513	$11,469

(See Accompanying Notes to Condensed Consolidated Financial Statements)

FLOWERS FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS — The accompanying unaudited Condensed Consolidated Financial Statements of Flowers Foods, Inc. (the “company”, “Flowers Foods”, “Flowers”, “us”, “we”, or “our”) have been prepared by the company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the company’s financial position, results of operations and cash flows. The results of operations for the sixteen weeks ended April 22, 2017 and April 23, 2016 are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”).

ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes the following critical accounting estimates affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, derivative instruments, valuation of long-lived assets, goodwill and other intangible assets, self-insurance reserves, income tax expense and accruals, pension obligations, stock-based compensation, and commitments and contingencies. These estimates are summarized in the company’s Form 10-K.

REPORTING PERIODS — The company operates on a 52-53 week fiscal year ending the Saturday nearest December 31. Fiscal 2017 consists of 52 weeks, with the company’s quarterly reporting periods as follows: first quarter ended April 22, 2017 (sixteen weeks), second quarter ending July 15, 2017 (twelve weeks), third quarter ending October 7, 2017 (twelve weeks) and fourth quarter ending December 30, 2017 (twelve weeks).

SEGMENTS — Flowers Foods currently operates two business segments: a direct-store-delivery (“DSD”) segment (“DSD Segment”) and a warehouse delivery segment (“Warehouse Segment”). The DSD Segment (84% of total year to date sales) currently operates 39 plants that produce a wide variety of fresh bakery foods, including fresh breads, buns, rolls, tortillas, and snack cakes. These products are sold through a DSD route delivery system to retail and foodservice customers in the East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada, and Colorado. The Warehouse Segment (16% of total year to date sales) currently operates ten plants that produce snack cakes, breads and rolls for national retail, foodservice, vending, and co-pack customers and deliver through customers’ warehouse channels.

SIGNIFICANT CUSTOMER — Following is the effect that our largest customer, Walmart/Sam’s Club, had on the company’s sales for the sixteen weeks ended April 22, 2017 and April 23, 2016. Walmart/Sam’s Club is the only customer to account for greater than 10% of the company’s sales.

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
	(% of Sales)
DSD Segment	17.3	16.4
Warehouse Segment	2.5	2.7
Total	19.8	19.1

Walmart/Sam’s Club is our only customer with a balance greater than 10% of outstanding trade receivables.  Its percentage of trade receivables was 18.9% and 18.8%, on a consolidated basis, as of April 22, 2017 and December 31, 2016, respectively.  No other customer accounted for greater than 10% of the company’s outstanding trade receivables.

SIGNIFICANT ACCOUNTING POLICIES — There were no significant changes to our critical accounting policies for the quarter ended April 22, 2017 from those disclosed in the company’s Form 10-K.

2. FINANCIAL STATEMENT REVISIONS

The company previously reported non-cash amounts as payments from notes receivable and payments for the repurchase of territories that should have been disclosed as non-cash transactions.  The error impacted the Condensed Consolidated Statements of Cash Flows for the first, second, and third quarters of fiscal year 2016.  These corrections did not impact our previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Changes in Stockholders’ Equity.

The table below presents the revisions to the applicable Condensed Consolidated Statements of Cash Flows line item to correct the errors for the sixteen weeks ended April 23, 2016 (amounts in thousands):

	Consolidated
	Sixteen Weeks Ended April 23, 2016
Impacted Condensed Consolidated Statements of Cash Flows line item	As Previously Reported	Revisions	As Revised
Other assets	$8,591	$(4,348)	$4,243
Other accrued liabilities	$2,912	$2,186	$5,098
Net cash provided by operating activities	$120,707	$(1,962)	$118,745
Repurchase of independent distributor territories	$(8,042)	$3,197	$(4,845)
Principal payments from notes receivable	$8,322	$(1,101)	$7,221
Other investing activities	$—	$66	$66
Net cash disbursed for investing activities	$(22,102)	$2,162	$(19,940)

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The company adopted this guidance as of January 1, 2017 (the first day of our fiscal 2017) and the guidance was applied on a prospective basis.  The impact upon adoption was immaterial.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.  A summary at adoption is presented below:

•

Accounting for income taxes.  The new guidance eliminates the additional paid-in capital pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement as a component of income tax expense when awards are settled. The recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively.  The company adopted the presentation of excess tax benefits on the statements of cash flows under the retrospective transition method.  This is presented as a change from a financing activity to a reconciling cash flow item for operating activities for the sixteen weeks ended April 23, 2016.  The net impact during the sixteen weeks ended April 22, 2017 for all exercised and vested awards was $1.6 million as tax expense.

•

Accounting for share-based payment forfeitures.  The new guidance permits entities to make a company-wide accounting policy election to either estimate forfeitures each period, as was required, or to account for forfeitures as they occur.  The company’s forfeitures, before adoption, were immaterial and had been recorded as they occurred.  At adoption, the company will continue to recognize forfeitures as they occur.

•

Accounting for statutory tax withholding requirements.  The new guidance permits companies to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, without resulting in liability classification of the award.  The company currently withholds the statutory minimum and will continue to do so until we complete an analysis of the required system changes which will allow the company to change its withholding practices in accordance with the new guidance.  This amendment did not impact the company.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when the employer withholds shares to meet the minimum statutory did not impact the company since we already reported cash flows in accordance with the new guidance.

The table below presents the impact to the Condensed Consolidated Statements of Cash Flows at adoption (amounts in thousands):

	For the Sixteen Weeks Ended
		Post-adoption*
	April 23, 2016	April 23, 2016
CASH FLOWS PROVIDED BY (DISBURSED FOR) OPERATING ACTIVITIES:
Other	$(2,936)	$(2,736)
Net cash provided by operating activities	120,707	118,745
CASH FLOWS PROVIDED BY (DISBURSED FOR) FINANCING ACTIVITIES:
Excess windfall tax benefit related to share-based payment awards	200	—
Net cash disbursed for financing activities	$(101,514)	$(101,714)
*	The Post-adoption column in the table above presents the amounts inclusive of the revisions discussed in Note 2, Financial Statement Revisions.

See Note 13, Stock-Based Compensation, for details of our awards.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. There are five steps outlined in the guidance to achieve this core principle. This guidance was originally effective January 1, 2017, the first day of our fiscal 2017.  In July 2015, the FASB issued a deferral for one year, making the effective date December 31, 2017, the first day of our fiscal 2018.  In March 2016, the FASB amended the initial guidance to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB amended the initial guidance to clarify the identification of performance conditions and the licensing implementation guidance.  In May 2016, the FASB amended the initial guidance to update certain narrow scopes within the revenue recognition guidance.  Early application is permitted, but not before January 1, 2017.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the standards in retained earnings at the date of initial application.  An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes.  The company intends to adopt the updated standard in the first quarter of fiscal 2018.  The company is currently in the process of assessing the adoption methodology to apply and, as of April 22, 2017, has not selected a transition method.

The company is currently evaluating the impact that implementing this standard will have on its financial statements and disclosures and whether the effect will be material to our revenue.   Our initial review found four areas that will continue to be studied through fiscal 2017.  The areas include how to account for pay-by-scan inventory, estimated stale charges, whether an item is reported at net or gross, and the timing of income recognition on the sale of territories.  These are not intended to be a complete inventory of the potentially impactful types of revenue, but we have identified these for further study.  More impactful revenue sources may be discovered as we continue our review.  The company does not typically enter into long-term revenue contracts and does not anticipate those areas to be material.  The company does not anticipate significant changes to our systems or processes upon adoption.

In February 2016, the FASB issued guidance that requires an entity to recognize lease liabilities and a right-of-use asset for virtually all leases (other than those that meet the definition of a short-term lease) on the balance sheet and to disclose key information about the entity’s leasing arrangements.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, with earlier adoption permitted.  This guidance must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  The company intends to adopt the updated standard in the first quarter of fiscal 2019.  The company currently has significant operating leases with our fiscal 2016 lease expense totaling $97.4 million.  The company is evaluating the potential impact of this guidance on our Consolidated Financial Statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statements of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The company is currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  This guidance shall be applied prospectively at adoption.  This guidance will impact the company’s assessment of the acquisition of either an asset or a business beginning in our fiscal 2018.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment.  The guidance removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Companies will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  This guidance will be applied prospectively.  Companies are required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure shall be provided in the first annual reporting period and in the interim period within the first annual reporting period when the company adopts this guidance.  This change to the guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

In March 2017, the FASB issued guidance that requires all employers to separately present the service cost component from the other pension and postretirement benefit cost components in the income statement.  Service cost will now be presented with other employee compensation costs in operating income or capitalized in assets, as appropriate.  The other components reported in the income statement will be reported separate from the service cost and outside of income from operations.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance.  However, early adoption is only allowed in the first interim period presented in a fiscal year; therefore, early adoption is only permitted in our first quarter of fiscal 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The company currently does not capitalize our pension cost.  This guidance will impact the company.  Our service costs for the sixteen weeks ended April 22, 2017 and April 23, 2016, were $0.3 million and $0.4 million, respectively.  The components that exclude service cost, and which will be reported outside of income from operations, were $1.9 million and $2.3 million as of April 22, 2017 and April 23, 2016, respectively, and are income.  The company plans to adopt this standard in the first quarter of fiscal 2018.

In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice for changes to the terms and conditions of a share-based payment award.  This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The amendments to this guidance are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  The amendments shall be applied prospectively to an award modified on or after the adoption date.  The company is currently evaluating when this guidance will be adopted and the impact on our Consolidated Financial Statements.

We have reviewed other recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected upon future adoption.

4. DIVESTITURE

On January 14, 2017, the company completed the sale of a non-core mix manufacturing business located in Cedar Rapids, Iowa for $44.0 million, an amount reduced by a working capital adjustment of $2.8 million, for net proceeds of $41.2 million.  This resulted in a gain on sale of $28.9 million, which was recognized in the first quarter of fiscal 2017.  The gain on the sale is presented on the Condensed Consolidated Statements of Income on the ‘Gain on divestiture’ line item.  The mix manufacturing business was a small component of our Warehouse Segment and the disposal of this business does not represent a strategic shift in the segment’s operations or financial results.    The table below presents a computation of the gain on divestiture (amounts in thousands):

Cash consideration received	$41,230

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant, and equipment recorded as assets held for sale	3,824
Goodwill	801
Financial assets	7,730
Net derecognized amounts of identifiable assets sold	12,355
Gain on divestiture	$28,875

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The company’s total comprehensive income presently consists of net income, adjustments for our derivative financial instruments accounted for as cash flow hedges, and various pension and other postretirement benefit related items.

During the sixteen weeks ended April 22, 2017 and April 23, 2016, reclassifications out of accumulated other comprehensive loss were as follows (amounts in thousands):

	Amount Reclassified from AOCI
	For the Sixteen Weeks Ended		Affected Line Item in the Statement
Details about AOCI Components (Note 2)	April 22, 2017	April 23, 2016	Where Net Income is Presented
Gains and losses on cash flow hedges:
Interest rate contracts	$(44)	$(77)	Interest expense
Commodity contracts	(727)	(1,782)	Cost of sales, Note 3
Total before tax	(771)	(1,859)	Total before tax
Tax benefit	297	716	Tax benefit
Total net of tax	(474)	(1,143)	Net of tax
Amortization of defined benefit pension items:
Prior-service (cost) credits	(54)	(54)	Note 1
Actuarial losses	(1,805)	(1,658)	Note 1
Total before tax	(1,859)	(1,712)	Total before tax
Tax benefit	716	659	Tax benefit
Total net of tax	(1,143)	(1,053)	Net of tax
Total reclassifications	$(1,617)	$(2,196)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost. See Note 14, Post-retirement Plans, for additional information.
Note 2:	Amounts in parentheses indicate debits to determine net income.
Note 3:	Amounts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

During the sixteen weeks ended April 22, 2017, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss at December 31, 2016	$(1,061)	$(82,222)	$(83,283)
Other comprehensive income before reclassifications	(3,518)	—	(3,518)
Reclassified to earnings from accumulated other comprehensive loss	474	1,143	1,617
Accumulated other comprehensive loss at April 22, 2017	$(4,105)	$(81,079)	$(85,184)

During the sixteen weeks ended April 23, 2016, changes to accumulated other comprehensive loss, net of income tax, by component were as follows (amounts in thousands and parentheses denote a debit balance):

	Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Plan Items	Total
Accumulated other comprehensive loss at January 2, 2016	$(10,190)	$(86,610)	$(96,800)
Other comprehensive income before reclassifications	2,588	—	2,588
Reclassified to earnings from accumulated other comprehensive loss	1,143	1,053	2,196
Accumulated other comprehensive loss at April 23, 2016	$(6,459)	$(85,557)	$(92,016)

Amounts reclassified out of accumulated other comprehensive loss to net income that relate to commodity contracts are presented as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the net of tax amount of the loss reclassified from AOCI for our commodity contracts (amounts in thousands and positive value indicates debits to determine net income):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Gross loss reclassified from AOCI into income	$727	$1,782
Tax benefit	(280)	(686)
Net of tax	$447	$1,096

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes our goodwill and other intangible assets at April 22, 2017 and December 31, 2016, respectively, each of which is explained in additional detail below (amounts in thousands):

	April 22, 2017	December 31, 2016
Goodwill	$464,777	$465,578
Amortizable intangible assets, net of amortization	584,409	592,964
Indefinite-lived intangible assets	243,000	243,000
Total goodwill and other intangible assets	$1,292,186	$1,301,542

The changes in the carrying amount of goodwill, by segment, during the sixteen weeks ended April 22, 2017, were as follows (amounts in thousands):

	DSD Segment	Warehouse Segment	Total
Outstanding at December 31, 2016	$424,563	$41,015	$465,578
Change in goodwill related to divestiture	—	(801)	(801)
Outstanding at April 22, 2017	$424,563	$40,214	$464,777

As of April 22, 2017 and December 31, 2016, respectively, the company had the following amounts related to amortizable intangible assets (amounts in thousands):

	April 22, 2017			December 31, 2016
Asset	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Trademarks	$402,327	$28,548	$373,779	$402,327	$25,129	$377,198
Customer relationships	281,621	73,122	208,499	281,621	68,163	213,458
Non-compete agreements	4,874	4,758	116	4,874	4,666	208
Distributor relationships	4,123	2,108	2,015	4,123	2,023	2,100
Total	$692,945	$108,536	$584,409	$692,945	$99,981	$592,964

Aggregate amortization expense for the sixteen weeks ended April 22, 2017 and April 23, 2016 was as follows (amounts in thousands):

Amortization Expense
For the sixteen weeks ended April 22, 2017	$8,555
For the sixteen weeks ended April 23, 2016	$7,653

Estimated amortization of intangibles for each of the next five years is as follows (amounts in thousands):

Amortization of Intangibles
Remainder of 2017	$19,062
2018	$26,917
2019	$26,425
2020	$25,933
2021	$25,355

There are $243.0 million of indefinite-lived intangible trademark assets separately identified from goodwill at April 22, 2017 and December 31, 2016, respectively. These trademarks are classified as indefinite-lived because we believe they are well established brands, many older than forty years old, with a long history and well defined markets.  In addition, we are continuing to use these brands both in their original markets and throughout our expansion territories. We believe these factors support an indefinite-life. We perform an annual impairment analysis, or on an interim basis if the facts and circumstances change, to determine if the trademarks are realizing their expected economic benefits.  The company is currently undergoing an enterprise-wide business and operational review.  The diagnostic phase of this review was completed in our fourth quarter of fiscal 2016 and included a brand rationalization study that impacts certain trademarks’ future revenue projections.  The study has not been fully finalized and may impact future periods.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and short-term debt approximates fair value because of the short-term maturity of the instruments. Notes receivable are entered into in connection with the purchase of independent distributors’ distribution rights by independent distributors. These notes receivable are recorded in the Condensed Consolidated Balance Sheets at carrying value, which represents the closest approximation of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result, the appropriate interest rate that should be used to estimate the fair value of the distribution rights notes is the prevailing market rate at which similar loans would be made to independent distributors with similar credit ratings and for the same maturities. However, the company finances approximately 3,600 independent distributors all with varied financial histories and credit risks. Considering the diversity of credit risks among the independent distributors, the company has no method to accurately determine a market interest rate to apply to the notes. The distribution rights are generally financed for up to ten years and the distribution rights notes are collateralized by the independent distributors’ distribution rights. The company maintains a wholly-owned subsidiary to assist in financing the distribution rights purchase activities if requested by new independent distributors, using the distribution rights and certain associated assets as collateral. These notes receivable earn interest at a fixed rate.

Interest income for the distributor notes receivable was as follows (amounts in thousands):

Interest Income
For the sixteen weeks ended April 22, 2017	$6,577
For the sixteen weeks ended April 23, 2016	$6,290

At April 22, 2017, December 31, 2016, and April 23, 2016 respectively, the carrying value of the distributor notes was as follows (amounts in thousands):

	April 22, 2017	December 31, 2016	April 23, 2016
Distributor notes receivable	$181,037	$175,984	$167,838
Current portion of distributor notes receivable recorded in accounts and notes receivable, net	21,569	21,060	20,397
Long-term portion of distributor notes receivable	$159,468	$154,924	$147,441

At April 22, 2017 and December 31, 2016, respectively, the company has evaluated the collectability of the distributor notes and determined that a reserve is not necessary. Payments on these distributor notes are collected by the company weekly in conjunction with the distributor settlement process.

The fair value of the company’s variable rate debt at April 22, 2017 approximates the recorded value. The fair value of the company’s 3.5% senior notes due 2026 (“2026 notes”) and 4.375% senior notes due 2022 (“2022 notes”), as discussed in Note 9, Debt and Other Obligations, are estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements and are considered a Level 2 valuation. The fair value of the senior notes are presented in the table below (amounts in thousands, except level classification):

	Carrying Value	Fair Value	Level
2026 notes	$394,583	$394,360	2
2022 notes	$397,606	$432,648	2

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

As of April 22, 2017, the company’s hedge portfolio contained commodity derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$517	$—	$—	$517
Other long-term	24	—	—	24
Total	541	—	—	541

Liabilities:
Other current	(6,488)	—	—	(6,488)
Other long-term	(438)	—	—	(438)
Total	(6,926)	—	—	(6,926)
Net Fair Value	$(6,385)	$—	$—	$(6,385)

As of December 31, 2016, the company’s commodity hedge portfolio contained derivatives which are recorded in the following accounts with fair values measured as indicated (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current	$1,576	$—	$—	$1,576
Other long-term	35	—	—	35
Total	1,611	—	—	1,611

Liabilities:
Other current	(2,435)	—	—	(2,435)
Total	(2,435)	—	—	(2,435)
Net Fair Value	$(824)	$—	$—	$(824)

The positions held in the portfolio are used to hedge economic exposure to changes in various raw material prices and effectively fix, or limit increases in, prices, for a period of time extending primarily into fiscal 2019. These instruments are designated as cash-flow hedges. The effective portion of changes in the fair value for these derivatives is reported in accumulated other comprehensive income (loss), and any ineffective portion of changes in fair value for such derivatives is recorded to current period earnings in selling, distribution and administrative expenses. All of the company-held commodity derivatives at April 22, 2017 and December 31, 2016, respectively, qualified for hedge accounting.

Interest Rate Risk

The company entered into treasury rate locks on August 5, 2016 and August 8, 2016 to fix the interest rate for the company’s 3.5% senior notes due 2026 (“2026 notes”) issued on September 28, 2016.  The derivative positions were closed when the debt was priced on September 23, 2016 with a cash settlement net receipt of $1.0 million that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date.  These rate locks were designated as a cash flow hedge. During fiscal 2016, the company recognized $0.1 million of ineffectiveness due to issuing the debt earlier than the settlement date of the treasury locks.  The ineffectiveness amount was reported as a selling, distribution, and administrative expense in our Condensed Consolidated Statements of Income.

The company entered into a treasury rate lock on March 28, 2012 to fix the interest rate for the company’s 4.375% senior notes due 2022 (“2022 notes”) issued on April 3, 2012. The derivative position was closed when the debt was priced on March 29, 2012 with a cash settlement net receipt of $3.1 million that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date. This treasury rate lock was designated as a cash flow hedge.

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

(1)	The amount reported in AOCI will be reclassified to interest expense as interest payments are made on the related notes

Derivative Assets and Liabilities

The company has the following derivative instruments located on the Condensed Consolidated Balance Sheets, which are utilized for the risk management purposes detailed above (amounts in thousands):

	Derivative Assets				Derivative Liabilities
	April 22, 2017		December 31, 2016		April 22, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$517	Other current assets	$1,576	Other current liabilities	$6,488	Other current liabilities	$2,435
Commodity contracts	Other long term assets	24	Other long term assets	35	Other long-term liabilities	438	Other long-term liabilities	—
Total		$541		$1,611		$6,926		$2,435

Derivative AOCI transactions

The company had the following derivative instruments for deferred gains and (losses) on closed contracts and the effective portion for changes in fair value recorded in AOCI (no amounts were excluded from the effectiveness test), all of which are utilized for the risk management purposes detailed above (amounts in thousands and net of tax):

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in OCI on Derivative			Reclassified from AOCI
	(Effective Portion)		Location of (Gain) or Loss	into Income (Effective Portion)
Derivatives in Cash Flow	For the Sixteen Weeks Ended		Reclassified from AOCI	For the Sixteen Weeks Ended
Hedge Relationships(1)	April 22, 2017	April 23, 2016	into Income (Effective Portion)(2)	April 22, 2017	April 23, 2016
Interest rate contracts	$—	$—	Interest expense (income)	$27	$47
Commodity contracts	(3,518)	2,588	Production costs(3)	447	1,096
Total	$(3,518)	$2,588		$474	$1,143

1.	Amounts in parentheses indicate debits to determine net income.
2.	Amounts in parentheses, if any, indicate credits to determine net income.
3.	Included in materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately).

There was no hedging ineffectiveness, and no amounts were excluded from the ineffectiveness testing, during the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively, related to the company’s commodity risk hedges.

The balance in AOCI related to commodity price risk and interest rate risk derivative transactions that closed or will expire over the following years are as follows (amounts in thousands and net of tax)(amounts in parenthesis indicate a debit balance) at April 22, 2017:

	Commodity price risk derivatives	Interest rate risk derivatives	Totals
Closed contracts	$(42)	$(136)	$(178)
Expiring in 2017	(3,309)	—	(3,309)
Expiring in 2018	(661)	—	(661)
Expiring in 2019	43	—	43
Total	$(3,969)	$(136)	$(4,105)

Derivative Transactions Notional Amounts

As of April 22, 2017, the company had the following outstanding financial contracts that were entered to hedge commodity risk (amounts in thousands):

Notional amount
Wheat contracts	$89,365
Soybean oil contracts	11,553
Natural gas contracts	12,791
Total	$113,709

The company’s derivative instruments contain no credit-risk related contingent features at April 22, 2017.  As of April 22, 2017 and December 31, 2016, the company had $11.2 million and $3.0 million, respectively, in other current assets representing collateral for hedged positions.

9. DEBT AND OTHER OBLIGATIONS

Long-term debt and capital leases (net of issuance costs and debt discounts excluding line-of-credit arrangements) consisted of the following at April 22, 2017 and December 31, 2016, respectively (amounts in thousands):

	April 22, 2017	December 31, 2016
Unsecured credit facility	$16,300	$24,000
2026 notes	394,583	394,406
2022 notes	397,606	397,458
Accounts receivable securitization facility	40,000	95,000
Capital lease obligations	28,087	30,427
Other notes payable	15,722	16,866
	892,298	958,157
Current maturities of long-term debt and capital lease obligations	10,511	11,490
Total long-term debt and capital lease obligations	$881,787	$946,667

Bank overdrafts occur when checks have been issued but have not been presented to the bank for payment. Certain of our banks allow us to delay funding of issued checks until the checks are presented for payment. The delay in funding results in a temporary source of financing from the bank. The activity related to bank overdrafts is shown as a financing activity in our Condensed Consolidated Statements of Cash Flows. Bank overdrafts are included in other current liabilities on our Condensed Consolidated Balance Sheets. As of April 22, 2017 and December 31, 2016, the bank overdraft balance was $9.4 million and $19.9 million, respectively.

The company also had standby letters of credit (“LOCs”) outstanding of $8.8 million and $9.1 million at April 22, 2017 and December 31, 2016, respectively, which reduce the availability of funds under the credit facility. The outstanding LOCs are for the benefit of certain insurance companies and lessors. None of the LOCs are recorded as a liability on the Condensed Consolidated Balance Sheets.

2026 Notes, Accounts Receivable Securitization Facility, 2022 Notes, and Credit Facility

2026 Notes. On September 28, 2016, the company issued $400.0 million of senior notes. The company will pay semiannual interest on the 2026 notes on each April 1 and October 1, beginning on April 1, 2017, and the 2026 notes will mature on October 1, 2026. The notes bear interest at 3.500% per annum. The 2026 notes are subject to interest rate adjustments if either Moody’s or S&P downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the 2026 notes.  On any date prior to July 1, 2026, the company may redeem some or all of the notes at a price equal to the greater of (1) 100% of the principal amount of the notes redeemed and (2) a “make-whole” amount plus, in each case, accrued and unpaid interest. The make-whole amount is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2026 notes to be redeemed that would be due if such notes matured July 1, 2026 (exclusive of interest accrued to, but not including, the date of redemption), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the notes), plus 30 basis points, plus in each case accrued and unpaid interest. At any time on or after July 1, 2026, the company may redeem some or all of the 2026 notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. If the company experiences a “change of control triggering event” (which involves a change of control of the company and related rating of the notes below investment grade), it is required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest thereon unless the company exercised its option to redeem the notes in whole.  The 2026 notes are also subject to customary restrictive covenants, including certain limitations on liens and sale and leaseback transactions.

The face value of the 2026 notes is $400.0 million.  There was a debt discount representing the difference between the net proceeds, after expenses, received upon issuance of debt and the amount repayable at its maturity. The company also paid issuance costs (including underwriting fees and legal fees) on the 2026 notes. Debt issuance costs and the debt discount are being amortized to interest expense on a straight line basis over the term of the 2026 notes. As of April 22, 2017, and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the indenture governing the 2026 notes.  The table below presents the debt discount, underwriting fees and the legal and other fees for issuing the 2026 notes (amounts in thousands):

Amount at Issuance
Debt discount	$2,108
Underwriting, legal, and other fees	3,634
Total fees	$5,742

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

Under the facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an ongoing basis, substantially all trade receivables. As borrowings are made under the facility, the subsidiary pledges the receivables as collateral. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions of collections to the company. We include the subsidiary in our Condensed Consolidated Financial Statements. The facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There was $40.0 million and $95.0 million outstanding under the facility as of April 22, 2017 and December 31, 2016, respectively.  As of April 22, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the facility.  The company currently has $150.7 million available under its facility for working capital and general corporate purposes.  Amounts available for withdrawal under the facility are determined as the lesser of the total commitments and a formula derived amount based on qualifying trade receivables.

Optional principal repayments may be made at any time without premium or penalty. Interest is due two days after our reporting periods end in arrears on the outstanding borrowings and is computed as the cost of funds rate plus an applicable margin of 85 basis points. An unused fee of 30 basis points is applicable on the unused commitment at each reporting period. Financing costs paid at inception of the facility and at the time amendments are executed are being amortized over the life of the facility.  The balance of unamortized financing costs was $0.2 million and $0.2 million on April 22, 2017 and December 31, 2016, respectively.

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

The face value of the 2022 notes is $400.0 million and the debt discount on the 2022 notes at issuance was $1.0 million. The company paid issuance costs (including underwriting fees and legal fees) on the 2022 notes of $3.9 million. The issuance costs and the debt discount are being amortized on a straight line basis to interest expense over the term of the 2022 notes. As of April 22, 2017 and December 31, 2016, the company was in compliance with all restrictive covenants under the indenture governing the 2022 notes.

Credit Facility. On April 19, 2016, the company amended its senior unsecured credit facility (the “credit facility”), which was accounted for as a modification of the debt, that addressed changes in law affecting the terms of the existing agreement.  In addition, the amendment increases the highest applicable margin applicable to base rate loans to 0.75% and the Eurodollar rate loans to 1.75%, in each case, based on the leverage ratio of the company.  It also increases the highest applicable facility fee to 0.50%, due quarterly on all commitments under the credit facility.  Previously, on April 21, 2015, the company amended the credit facility to extend the term to April 21, 2020, reduce the applicable margin on base rate and Eurodollar loans and reduce the facility fees, described below. The April 21, 2015 amendment was accounted for as a modification of the debt. The credit facility is a five-year, $500.0 million senior unsecured revolving loan facility. The credit facility contains a provision that permits us to request up to $200.0 million in additional revolving commitments, for a total of up to $700.0 million, subject to the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including capital expenditures, acquisition financing, refinancing of indebtedness, dividends and share repurchases. The credit facility includes certain customary restrictions, which, among other things, require maintenance of financial covenants and limit encumbrance of assets and creation of indebtedness. Restrictive financial covenants include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the amended credit facility and can meet presently foreseeable financial requirements. As of April 22, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under the credit facility.

Interest is due either monthly or quarterly in arrears on any outstanding borrowings at a customary Eurodollar rate or the base rate plus applicable margin, respectively. The underlying rate is defined as rates offered in the interbank Eurodollar market, or the higher of the prime lending rate or the federal funds rate plus 0.50%, with a floor rate defined by the one-month interbank Eurodollar market rate plus 1.00%. The applicable margin ranges from 0.0% to 0.75% for base rate loans and from 0.70% to 1.75% for Eurodollar loans. In addition, a facility fee ranging from 0.05% to 0.50% is due quarterly on all commitments under the credit facility. Both the interest margin and the facility fee are based on the company’s leverage ratio.

Financing costs paid at inception of the credit facility and at the time amendments are executed are being amortized over the life of the credit facility.  The balance of unamortized financing costs was $1.0 million and $1.1 million on April 22, 2017 and December 31, 2016, respectively.

Amounts outstanding under the credit facility vary daily. Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions, which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments.  The table below presents the borrowings and repayments under the credit facility during the sixteen weeks ended April 22, 2017.

Amount (thousands)
Balance at December 31, 2016	$24,000
Borrowings	230,100
Payments	(237,800)
Balance at April 22, 2017	$16,300

The table below presents the net amount available under the credit facility as of April 22, 2017:

Amount (thousands)
Gross amount available	$500,000
Outstanding	(16,300)
Letters of credit	(8,835)
Available for withdrawal	$474,865

The table below presents the highest and lowest outstanding balance under the credit facility during the sixteen weeks ended April 22, 2017:

Amount (thousands)
High balance	$47,500
Low balance	$—

Aggregate maturities of debt outstanding, including capital leases and the associated interest, as of April 22, 2017, are as follows (excluding unamortized debt discount and issuance costs) (amounts in thousands):

Remainder of 2017	$7,900
2018	51,794
2019	10,314
2020	21,328
2021	3,276
2022 and thereafter	806,025
Total	$900,637

Debt discount and issuance costs are being amortized straight-line (which approximates the effective method) over the term of the underlying debt outstanding.  The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at April 22, 2017 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
2026 notes	$400,000	$5,417	$394,583
2022 notes	400,000	2,394	397,606
Other notes payable	16,250	528	15,722
Total	$816,250	$8,339	$807,911

The table below reconciles the debt issuance costs and debt discounts to the net carrying value of each of our debt obligations (excluding line-of-credit arrangements) at December 31, 2016 (amounts in thousands):

		Debt issuance costs
	Face Value	and debt discount	Net carrying value
2026 notes	$400,000	$5,594	$394,406
2022 notes	400,000	2,542	397,458
Other notes payable	17,500	634	16,866
Total	$817,500	$8,770	$808,730

The company also leases certain property and equipment under various operating and capital lease arrangements.  During the sixteen weeks ended April 22, 2017, the company terminated three operating lease contracts prior to the maturity date which resulted in net termination costs.  The net termination costs consisted of $1.3 million of lease termination gain recognized in the selling, distribution and administrative line item and $1.8 million of lease termination cost recognized in the depreciation and amortization line item of our Condensed Consolidated Statements of Income.

10. VARIABLE INTEREST ENTITIES

Transportation agreement variable interest entity (the “VIE”) analysis

The company maintains a transportation agreement with an entity that transports a significant portion of the company’s fresh bakery products from the company’s production facilities to outlying distribution centers. The company represents a significant portion of the entity’s revenue. This entity qualifies as a VIE, but the company has determined it is not the primary beneficiary of the VIE because the company does not (i) have the ability to direct the significant activities of the VIEs and (ii) provide the VIE any implicit or explicit guarantees or other financial support for specific return or performance benchmarks. In addition, we do not provide, nor do we intend to provide, financial or other support to the VIE.

The company has concluded that certain of the trucks and trailers used by the VIE to distribute our products from the production facilities to outlying distribution centers qualify as right to use leases. As of April 22, 2017 and December 31, 2016, there was $28.1 million and $30.4 million, respectively, in net property, plant and equipment and capital lease obligations associated with the right to use leases.

Distribution rights agreement VIE analysis

The incorporated independent distributors (“IDs”) in the DSD Segment qualify as VIEs. The independent distributors who are formed as sole proprietorships are excluded from the following VIE accounting analysis and discussion.

IDs acquire distribution rights and enter into a contract with the company to sell the company’s products in the IDs’ defined geographic territory.  The IDs have the option to finance the acquisition of their distribution rights with the company.  They can also pay cash or obtain external financing at the time they acquire the distribution rights.  The combination of the company’s loans to the IDs and the ongoing distributor arrangements with the IDs provide a level of funding to the equity owners of the various IDs that would not otherwise be available. As of April 22, 2017 and December 31, 2016, there was $93.8 million and $84.3 million, respectively, in gross distribution rights notes receivable outstanding for IDs.

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

The company’s maximum contractual exposure to loss for the IDs relates to the distribution rights note receivable for the portion of the territory the IDs financed at the time they acquired the distribution rights. The IDs remit payment on their distribution rights note receivable each week during the settlement process of their weekly activity.  The company will operate a territory on behalf of an ID in situations where the ID has abandoned their distribution rights.  Any remaining balance outstanding on the distribution rights note receivable is relieved once the distribution rights have been sold on the IDs behalf. The company’s collateral from the territory distribution rights mitigates potential losses.

11. COMMITMENTS AND CONTINGENCIES

Self-insurance reserves and other commitments and contingencies

The company has recorded current liabilities of $33.5 million and $28.0 million related to self-insurance reserves, excluding the distributor litigation discussed below, at April 22, 2017 and December 31, 2016, respectively. The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on the company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of the company’s ultimate liability in respect of these matters may differ materially from these estimates.

In the event the company ceases to utilize the independent distribution model of doing business or exits a geographic market, the company is contractually required to purchase the distribution rights from the independent distributor.  The company expects to continue operating under this model and the possibility of a loss is remote.

The company’s facilities are subject to various federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The company is not a party to any material proceedings arising under these laws and regulations. The company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition, results of operations, cash flows or the competitive position of the company. The company believes it is currently in substantial compliance with all material environmental laws and regulations affecting the company and its properties.  On August 9, 2016, the U.S. Department of Labor (the “DOL”) notified the company that it was scheduled for a compliance review under the Fair Labor Standards Act (“FLSA”).  The company is cooperating with the DOL.

Litigation

The company and its subsidiaries from time to time are parties to, or targets of, lawsuits, claims, investigations and proceedings, including personal injury, commercial, contract, environmental, antitrust, product liability, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that it is remote that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, results of operations or cash flows in the future. However, adverse developments could negatively impact earnings in a particular future fiscal period.

At this time, the company is defending 28 complaints filed by distributors alleging that such distributors were misclassified as independent contractors.  Twenty of these lawsuits seek class and/or collective action treatment. The remaining eight cases either allege individual claims and do not seek class or collective action treatment or, in cases that seek class treatment, the court has denied class certification. The respective courts have ruled on plaintiffs’ motions for class certification in 12 of the pending cases, each of which is discussed below and in each case where a class has been conditionally certified under the FLSA, the company has the ability to petition the court to decertify that class at a later date:

Case	Status
Rehberg et al. v. Flowers Foods, Inc. and Flowers Baking Co. of Jamestown, LLC

On September 12, 2012, Scott Rehberg and certain other plaintiffs filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the Western District of North Carolina.  On March 22, 2013, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Jamestown, LLC (“Jamestown”) after September 12, 2009.  On March 24, 2015, the court certified a North Carolina state law wage claim as a class action consisting of all individuals located within the State of North Carolina who entered into a distributor agreement with Jamestown after September 12, 2009.  On December 9, 2016, the company announced that it reached an agreement to settle this matter for a payment of $9.0 million, comprised of $5.2 million in settlement funds and $3.8 million in attorneys’ fees.  The settlement also contains certain non-economic terms that are intended to strengthen and enhance the independent contractor model, which remains in place. The court preliminarily approved the settlement on March 17, 2017, and the parties are working to obtain final court approval of this settlement.   This settlement charge was recorded as a selling, distribution and administrative expense in our Consolidated Statements of Income during the fourth quarter of fiscal 2016.

Martinez et al. v. Flowers Foods, Inc., Flowers Bakeries Brands, Inc., Flowers Baking Co. of California, LLC, and Flowers Baking Co. of Henderson, LLC

On July 7, 2015, Giovanni Martinez and certain other plaintiffs filed various California state law wage claims against the company and certain of its subsidiaries in the U.S. District Court for the Central District of California.  On February 1, 2016, the court denied a motion to certify these claims as a class action.  This lawsuit was settled on confidential terms, and dismissed with prejudice on July 7, 2016.  The denial of the class certification is currently on appeal to the U.S. Court of Appeals for the Ninth Circuit.

Rosinbaum et al. v. Flowers Foods, Inc. and Franklin Baking Co., LLC

On December 1, 2015, Bobby Jo Rosinbaum and certain other plaintiffs filed a complaint against the company and one of its subsidiaries, which is currently pending in the U.S. District Court for the Eastern District of North Carolina.  On March 1, 2017, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Franklin Baking Co., LLC after November 4, 2013. Plaintiff also alleges in his complaint a North Carolina state law wage claim and an unfair and deceptive trade practices claim.

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

Richard et al. v. Flowers Foods, Inc., Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, Flowers Baking Co. of Tyler, LLC and Flowers Baking Co. of New Orleans, LLC

On October 21, 2015, Antoine Richard and certain other plaintiffs filed a complaint against the company and certain of its subsidiaries in the U.S. District Court for the Western District of Louisiana.  On November 28, 2016, the court conditionally certified under the FLSA a collective action consisting of all individuals who entered into a distributor agreement with Flowers Baking Co. of Lafayette, LLC, Flowers Baking Co. of Baton Rouge, LLC, and Flowers Baking Co. of Tyler, LLC.  The court limited the class to distributors operating within the State of Louisiana.  Plaintiffs also allege in their complaint a Louisiana state law wage claim.  On February 15, 2017, the court allowed Plaintiffs to reassert claims against Flowers Baking Co. of New Orleans, LLC that previously had been dismissed from the case. On March 20, 2017, the court expanded the previously conditionally certified collective class to include individuals who entered into distributor agreements with Flowers Baking Co. of New Orleans, LLC and operated within the State of Louisiana.

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

Boulange v. Flowers Foods, Inc. and Flowers Baking Co. of Oxford, LLC

On March 24, 2016, Luke Boulange filed a complaint against the company and one of its subsidiaries in the U.S. District Court for the District of New Jersey.  On June 30, 2016, this case was transferred to the U.S. District Court for the Eastern District of Pennsylvania and consolidated with the Carr litigation described above.

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

On November 8, 2016, Flowers Foods' subsidiary, Lepage Bakeries, reached an agreement to settle a lawsuit seeking class action treatment (Bokanoski et al. v. Lepage Bakeries Park Street, LLC and CK Sales Co., LLC), originally filed by Bart Bokanoski and certain other plaintiffs in the U.S. District Court for the District of Connecticut on January 6, 2015, for $1.25 million, including attorneys' fees. The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model. On March 13, 2017, the court approved this agreement, which includes 49 territories, and dismissed the lawsuit with prejudice. This settlement was recorded in selling, distribution and administrative expenses in our Consolidated Statements of Income during the third quarter of our fiscal 2016 and was paid during the first quarter of fiscal 2017.

On February 28, 2017, Flowers Foods and Flowers Baking Co. of Batesville, LLC reached an agreement to settle a lawsuit that had been conditionally certified as a collective action under the FLSA (Stewart v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC), originally filed by Jacky Stewart and one other plaintiff in the U.S. District Court for the Western District of Tennessee, for $250,000, including attorneys’ fees.  The settlement also includes certain non-economic terms which are intended to strengthen and enhance the independent contractor model.  On April 10, 2017, the court approved this agreement, which resolves the claims of sixteen distributors, and dismissed the lawsuit with prejudice.  This settlement was recorded in selling, distribution and administrative expenses in our Condensed Consolidated Statements of Income and paid during the first quarter of fiscal 2017.

On August 12, 2016, a class action complaint was filed in the U.S. District Court for the Southern District of New York by Chris B. Hendley (the “Hendley complaint”) against the company and certain senior members of management (collectively, the “defendants”). On August 17, 2016, another class action complaint was filed in the U.S. District Court for the Southern District of New York by Scott Dovell, II (the “Dovell complaint” and together with the Hendley complaint, the “complaints”) against the defendants. Plaintiffs in the complaints are securities holders that acquired company securities between February 7, 2013 and August 10, 2016. The complaints generally allege that the defendants made materially false and/or misleading statements and/or failed to disclose that (1) the company’s labor practices were not in compliance with applicable federal laws and regulations; (2) such non-compliance exposed the company to legal liability and/or negative regulatory action; and (3) as a result, the defendants’ statements about the company’s business, operations, and prospects were false and misleading and/or lacked a reasonable basis. The counts of the complaints are asserted against the defendants pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. The complaints seek (1) class certification under the Federal Rules of Civil Procedure, (2) compensatory damages in favor of the plaintiffs and all other class members against the defendants, jointly and severally, for all damages sustained as a result of wrongdoing, in an amount to be proven at trial, including interest, and (3) awarding plaintiffs and the class their reasonable costs and expenses incurred in the actions, including counsel and expert fees. On October 21, 2016, the U.S. District Court for the Southern District of New York consolidated the complaints into one action captioned “In re Flowers Foods, Inc. Securities Litigation” (the “consolidated action”), appointed Walter Matthews as lead plaintiff (“lead plaintiff”), and appointed Glancy Prongay & Murray LLP and Johnson & Weaver, LLP as co-lead counsel for the putative class.  On November 21, 2016, the court granted defendants’ and lead plaintiff’s joint motion to transfer the consolidated action to the U.S. District Court for the Middle District of Georgia.  Lead plaintiff filed his Consolidated Class Action Complaint (“Complaint”) on January 12, 2017, raising the same counts and general allegations and seeking the same relief as the Dovell and Hendley complaints. On March 13, 2017, the company filed a motion to dismiss the lawsuit which remains pending before the court at this time.  The company and/or its respective subsidiaries are vigorously defending these lawsuits. Given the stage of the complaints and the claims and issues presented, the company cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the unresolved lawsuits.

12. EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average shares for calculating basic and diluted earnings per common share for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively (amounts and shares in thousands, except per share data):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Net income	$60,418	$59,363
Basic Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,123	210,662
Basic earnings per common share	$0.29	$0.28
Diluted Earnings Per Common Share:
Basic weighted average shares outstanding for common stock	209,123	210,662
Add: Shares of common stock assumed issued upon exercise of stock options and vesting of restricted stock	1,152	2,174
Diluted weighted average shares outstanding for common stock	210,275	212,836
Diluted earnings per common share	$0.29	$0.28

There were 813,870 anti-dilutive shares during the sixteen weeks ended April 22, 2017 and there were 398,900 anti-dilutive shares during the sixteen weeks ended April 23, 2016.

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

Stock Options

The company issued non-qualified stock options (“NQSOs”) during fiscal years 2011 and prior that have no additional service period remaining. All outstanding NQSOs have vested and are exercisable on April 22, 2017.

The stock option activity for the sixteen weeks ended April 22, 2017 pursuant to the EPIP is set forth below (amounts in thousands, except price data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,846	$10.89
Exercised	(572)	$10.93
Outstanding at April 22, 2017	1,274	$10.87	0.81	$11,487
Exercisable at April 22, 2017	1,274	$10.87	0.81	$11,487

As of April 22, 2017, compensation expense related to the NQSOs was fully amortized.  The cash received, the windfall tax benefit, and intrinsic value from stock option exercises for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively, were as follows (amounts in thousands):

	April 22, 2017	April 23, 2016
Cash received from option exercises	$6,249	$1,124
Tax benefit at exercise, net	$1,443	$200
Intrinsic value of stock options exercised	$5,092	$776

Performance-Contingent Restricted Stock Awards

Performance-Contingent Total Shareholder Return Shares (“TSR Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of TSR Shares. The awards vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date the vesting conditions are satisfied. The total shareholder return (“TSR”) is the percent change in the company’s stock price over the measurement period plus the dividends paid to shareholders. The performance payout is calculated at the end of each of the last four quarters (averaged) in the measurement period. Once the TSR is determined for the company (“Company TSR”), it is compared to the TSR of our food company peers (“Peer Group TSR”). The Company TSR compared to the Peer Group TSR will determine the payout as set forth below:

Percentile	Payout as % of Target
90th	200%
70th	150%
50th	100%
30th	50%
Below 30th	0%

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2015 award, which vested in fiscal 2017, did not meet the performance condition and no shares were issued.  The 2014 award, which vested in fiscal 2016, vested at 27% of target.

The TSR shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of shares based upon the retirement date and measured at the actual performance for the entire performance period. In addition, if the company undergoes a change in control, the TSR shares will immediately vest at the target level, provided that if 12 months of the performance period have been completed, vesting will be determined based on Company TSR as of the date of the change in control without application of four-quarter averaging. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the TSR shares that ultimately vest. The fair value estimate was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability of the company achieving the market condition discussed above. Inputs into the model included the following for the company and comparator companies: (i) TSR from the beginning of the performance cycle through the measurement date; (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the comparator companies’ TSR. The inputs are based on historical capital market data.

The following performance-contingent TSR Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017	January 3, 2016
Shares granted	426	401
Vesting date	3/1/2019	2/21/2018
Fair value per share	$23.31	$24.17

Performance-Contingent Return on Invested Capital Shares (“ROIC Shares”)

Certain key employees have been granted performance-contingent restricted stock under the Omnibus Plan in the form of ROIC Shares. The awards generally vest approximately two years from the date of grant (after the filing of the company’s Annual Report on Form 10-K), and the shares become non-forfeitable if, and to the extent that, on that date, the vesting conditions are satisfied. Return on Invested Capital (“ROIC”) is calculated by dividing our profit, as defined, by the invested capital. Generally, the performance condition requires the company’s average ROIC to exceed its average weighted cost of capital (“WACC”) by between 1.75 to 4.75 percentage points (the “ROI Target”) over the two fiscal year performance period. If the lowest ROI Target is not met, the awards are forfeited. The ROIC shares can be earned based on a range from 0% to 125% of target as defined below:

•	ROIC above WACC by less than 1.75 percentage points pays 0% of ROI Target;
•	ROIC above WACC by 1.75 percentage points pays 50% of ROI Target; or
•	ROIC above WACC by 3.75 percentage points pays 100% of ROI Target; or
•	ROIC above WACC by 4.75 percentage points pays 125% of ROI Target.

For performance between the levels described above, the degree of vesting is interpolated on a linear basis. The 2015 award, which vested in fiscal 2017, actual attainment was 87% of ROI Target.  The 2014 award, which vested in fiscal 2016, actual attainment was 96% of ROI Target.

The ROIC Shares vest immediately if the grantee dies or becomes disabled. However, if the grantee retires at age 65 (or age 55 with at least 10 years of service with the company) or later, on the normal vesting date the grantee will receive a pro-rated number of ROIC shares based upon the retirement date and actual performance for the entire performance period. In addition, if the company undergoes a change in control, the ROIC Shares will immediately vest at the target level. During the vesting period, the grantee has none of the rights of a shareholder. Dividends declared during the vesting period will accrue and will be paid at vesting on the ROIC shares that ultimately vest. The fair value of this type of award is equal to the stock price on the grant date. Since these awards have a performance condition feature the expense associated with these awards may change depending on the expected ROI Target attained at each reporting period.  The 2016 and 2017 awards are being expensed at 100% of ROI Target. The following performance-contingent ROIC Shares have been granted under the Omnibus Plan and have service period remaining (amounts in thousands, except price data):

Grant date	January 1, 2017	January 3, 2016
Shares granted	426	401
Vesting date	3/1/2019	2/21/2018
Fair value per share	$19.97	$21.49

Performance-Contingent Restricted Stock Summary

The table below presents the TSR modifier share adjustment, ROIC modifier share adjustment, accumulated dividends on vested shares, and the tax benefit/(expense) at vesting of the performance-contingent restricted stock awards (amounts in thousands, except per share data).  The shortfall at vesting of 2015 award was recorded as tax expense.  The tax impact on the 2014 award at vesting was treated as a shortfall for reporting purposes.

Award granted	Fiscal year vested	TSR modifier increase/(decrease) shares	ROIC modifier increase/(decrease) shares	Dividends at vesting (thousands)	Tax benefit/(expense)	Fair value at vesting
2015	2017	(378,219)	(49,272)	$392	$(3,099)	$6,316
2014	2016	(248,872)	(13,637)	$441	$(3,090)	$7,173

Performance-Contingent Restricted Stock

The company’s performance-contingent restricted stock activity for the sixteen weeks ended April 22, 2017, is presented below (amounts in thousands, except price data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2016	1,543	$21.53
Initial grant at target	855	$21.64
Grant reduction for not achieving the ROIC modifier	(49)	$19.14
Grant reduction for not achieving the TSR modifier	(378)	$21.21
Vested	(329)	$19.14
Forfeited	(10)	$23.60
Nonvested shares at April 22, 2017	1,632	$22.21

As of April 22, 2017, there was $22.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.54 years. The total intrinsic value of shares vested during the sixteen weeks ended April 22, 2017 was $6.3 million.

Deferred and Restricted Stock

Non-employee directors may convert their annual board retainers into deferred stock equal in value to 100% of the cash payments directors would otherwise receive and the vesting period is a one-year period to match the period of time that cash would have been received if no conversion existed. Accumulated dividends are paid upon delivery of the shares.  During fiscal 2017, non-employee directors elected to receive an aggregate of 10,020 common shares for board retainer deferrals pursuant to the Omnibus Plan.

Non-employee directors also receive annual grants of deferred stock. This deferred stock vests over one year from the grant date. The deferred stock will be distributed to the grantee at a time designated by the grantee at the date of grant. Compensation expense is recorded on this deferred stock over the one-year minimum vesting period.

On May 31, 2013, the company’s Chief Executive Officer (“CEO”) received a time-based restricted stock award of approximately $1.3 million of restricted stock pursuant to the EPIP. This award will vest 100% on the fourth anniversary of the date of the grant provided the CEO remains employed by the company during this period and the award value does not exceed 0.5% of our cumulative EBITDA over the vesting period. Vesting will also occur in the event of the CEO’s death or disability, but not his retirement. Dividends will accrue on the award and will be paid to the CEO on the vesting date for all shares that vest. There were 58,500 shares issued for this award at a fair value of $22.25 per share.  This award will vest in our second quarter of fiscal 2017.

The deferred stock activity for the sixteen weeks ended April 22, 2017 is set forth below (amounts in thousands, except price data):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested shares at December 31, 2016	149	$20.39
Vested	(14)	$21.49
Granted	10	$19.97
Nonvested shares at April 22, 2017	145	$20.25	0.37	$287

As of April 22, 2017, there was $0.3 million of total unrecognized compensation cost related to deferred stock awards granted under the Omnibus Plan that will be recognized over a weighted-average period of 0.37 years.  The total intrinsic value of shares vested during the sixteen weeks ended April 22, 2017 was less than $0.3 million.

Stock-Based Payments Compensation Expense Summary

The following table summarizes the company’s stock-based compensation expense for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Performance-contingent restricted stock awards	$5,367	$7,116
Deferred and restricted stock	608	674
Stock appreciation rights	—	(11)
Total stock-based compensation	$5,975	$7,779

14. POST-RETIREMENT PLANS

The following summarizes the company’s balance sheet related pension and other post-retirement benefit plan accounts at April 22, 2017 as compared to accounts at December 31, 2016 (amounts in thousands):

	April 22, 2017	December 31, 2016
Current benefit liability	$979	$979
Noncurrent benefit liability	$65,692	$69,601
Accumulated other comprehensive loss, net of tax	$81,079	$82,222

Defined Benefit Plans and Nonqualified Plan

The company amended our qualified defined benefit plans in October 2015 to allow pension plan participants not yet receiving benefit payments the option to elect to receive their benefit as a single lump sum payment. This amendment was effective as of January 1, 2016.  This change supports our long-term pension risk management strategy.

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceeds the sum of the plan’s service and interest cost.   We believe it is reasonably possible that we may have a settlement charge in future quarters during fiscal 2017.  At this time, we have not met the settlement accounting threshold.

The company used a measurement date of December 31, 2016 for the defined benefit and post-retirement benefit plans described below.

The net periodic pension cost (income) for the company’s plans include the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Service cost	$232	$255
Interest cost	4,008	4,532
Expected return on plan assets	(7,860)	(8,612)
Amortization of prior service cost	119	119
Amortization of net loss	1,958	1,798
Total net periodic pension benefit (income) cost	$(1,543)	$(1,908)

Post-retirement Benefit Plan

The company provides certain medical and life insurance benefits for eligible retired employees covered under the active medical plans. The plan incorporates an up-front deductible, coinsurance payments and retiree contributions at various premium levels. Eligibility and maximum period of coverage is based on age and length of service.

The net periodic post-retirement benefit (income) cost for the company includes the following components (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Service cost	$79	$123
Interest cost	70	95
Amortization of prior service credit	(65)	(65)
Amortization of net gain	(153)	(140)
Total net periodic post-retirement benefit (income) cost	$(69)	$13

401(k) Retirement Savings Plan

The Flowers Foods Inc. 401(k) Retirement Savings Plan covers substantially all of the company’s employees who have completed certain service requirements. During the sixteen weeks ended April 22, 2017 and April 23, 2016, the total cost and employer contributions were $9.0 million and $8.3 million, respectively.

The company acquired Dave’s Killer Bread and Alpine Valley Bread Company during fiscal 2015, at the time of each acquisition we assumed sponsorship of a 401(k) savings plan.  We merged these two plans into the Flowers Foods 401(k) Retirement Savings Plan on April 1, 2016.

15. INCOME TAXES

The company’s effective tax rate for the sixteen weeks ended April 22, 2017 and April 23, 2016 was 36.5% and 35.7%, respectively.  The increase in the rate from the prior year is primarily due to tax shortfalls related to share-based payment awards.  During the sixteen weeks ended April 22, 2017, the primary differences in the effective rate and the statutory rate are additions for state income taxes and tax shortfalls related to equity awards, offset by reductions for the Section 199 qualifying domestic production activities deduction.

During the sixteen weeks ended April 22, 2017, the company’s activity with respect to its uncertain tax positions and related interest expense accrual was insignificant to the financial statements. At this time, we do not anticipate significant changes to the amount of gross unrecognized tax benefits over the next twelve months.

The company adopted guidance discussed in Note 3, Recent Accounting Pronouncements, and retrospectively adjusted our statements of cash flows.

16. SEGMENT REPORTING

The company’s DSD Segment primarily produces fresh breads, buns, rolls, tortillas, and snack cakes and the Warehouse Segment produces fresh snack cakes and frozen breads and rolls.

The company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding unallocated expenses and charges which the company’s management deems to be an overall corporate cost or a cost not reflective of the segment’s core operating businesses. Information regarding the operations in these reportable segments is as follows (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Sales:
DSD Segment	$1,018,916	$1,018,348
Warehouse Segment	237,676	248,204
Eliminations:
Sales from Warehouse Segment to DSD Segment	(49,887)	(42,855)
Sales from DSD Segment to Warehouse Segment	(19,056)	(19,345)
	$1,187,649	$1,204,352
Depreciation and amortization:
DSD Segment	$41,062	$37,074
Warehouse Segment	6,311	6,278
Unallocated corporate costs(1)	(185)	115
	$47,188	$43,467
Income (loss) from operations:
DSD Segment	$87,394	$91,949
Warehouse Segment	44,695	18,741
Unallocated corporate costs(1)	(31,964)	(15,534)
	$100,125	$95,156
Interest expense	$(11,625)	$(9,068)
Interest income	$6,577	$6,290
Income before income taxes	$95,077	$92,378

(1)	Represents costs allocated to the company’s corporate head office.

Sales by product category in each reportable segment are as follows for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively (amounts in thousands):

	For the Sixteen Weeks Ended			For the Sixteen Weeks Ended
	April 22, 2017			April 23, 2016
	DSD Segment	Warehouse Segment	Total	DSD Segment	Warehouse Segment	Total
Branded retail	$646,103	$47,475	$693,578	$642,058	$58,322	$700,380
Store branded retail	137,524	34,500	172,024	132,984	38,262	171,246
Non-retail and other	216,233	105,814	322,047	223,961	108,765	332,726
Total	$999,860	$187,789	$1,187,649	$999,003	$205,349	$1,204,352

17. ASSETS HELD FOR SALE

The company purchases distribution rights from and sells distribution rights to independent distributors from time to time. The company repurchases distribution rights from independent distributors in circumstances when the company decides to exit a territory or, in some cases, when the independent distributor elects to terminate the relationship with the company. In the majority of the distributor agreements, if the company decides to exit a territory or stop using the independent distribution model in a territory, the company is contractually required to purchase the distribution rights from the independent distributor. In the event an independent distributor terminates his or her relationship with the company, the company, although not legally obligated, may repurchase and operate those distribution rights as a company-owned territory. The independent distributors may also sell their distribution rights to another person or entity. Distribution rights purchased from independent distributors and operated as company-owned territories are recorded on the company’s Condensed Consolidated Balance Sheets in the line item “Assets held for sale” while the company actively seeks another independent distributor to purchase the distribution rights for the territory.  Distributions rights held for sale and operated by the company are sold to independent distributors at fair market value pursuant to the terms of a distributor agreement. There are multiple versions of the distributor agreement in place at any given time and the terms of such distributor agreements vary.

Additional assets recorded in assets held for sale are for property, plant and equipment. The carrying values of assets held for sale are not amortized and are evaluated for impairment as required at the end of the reporting period. The table below presents the assets held for sale as of April 22, 2017 and December 31, 2016, respectively (amounts in thousands):

	April 22, 2017	December 31, 2016
Distributor territories	$30,206	$31,897
Property, plant and equipment	1,298	5,079
Total assets held for sale	$31,504	$36,976

18. SUBSEQUENT EVENTS

The company has evaluated subsequent events since April 22, 2017, the date of these financial statements. We believe there were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements other than the item discussed below.

Subsequent to the end of our first quarter of 2017, the company announced an enhanced organizational structure designed to provide greater focus on the company’s strategic objectives, emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, and strengthen long-term strategy.  The new organizational structure establishes two business units (“BUs”), Fresh Bakery and Specialty/Snacking, and realigns key leadership roles.  The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities.  The company intends to transition to the new structure over the next several months with full implementation expected during fiscal 2018.  The current DSD and warehouse segmentation will remain until the new structure is in place.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company as of and for the sixteen weeks ended April 22, 2017 should be read in conjunction with the Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

•	Executive overview — provides a summary of our business, our operating performance and cash flows, and our strategic initiatives.
•

Critical accounting estimates — describes the accounting areas where management makes critical estimates to report our financial condition and results of operations. There have been no changes to this section from the Form 10-K.

•	Results of operations — an analysis of the company’s consolidated results of operations for the comparative period presented in our Condensed Consolidated Financial Statements.
•	Liquidity and capital resources — an analysis of cash flow, contractual obligations, and certain other matters affecting the company’s financial position.

Matters Affecting Comparability

Detailed below are matters affecting comparability of operating income that will provide additional context while reading this discussion:

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
	(Amounts in thousands)
Project Centennial consulting costs	$15,406	$—
Gain on divestiture	(28,875)	—
Lease termination costs and legal settlement	815	—
	$(12,654)	$—

•

Project Centennial — During the second quarter of fiscal 2016, we partnered with a globally recognized consulting firm and launched Project Centennial, an enterprise-wide business and operational review.  As of the end of fiscal 2016, we had completed the diagnostic phase and entered the implementation phase of the project.  Key initiatives of the project are outlined in the “Executive Overview” section below.  Consulting costs associated with the project for the sixteen weeks ended April 22, 2017 were $15.4 million and are reflected in the selling, distribution and administrative expenses line item of the Condensed Consolidated Statements of Income.  We anticipate additional consulting costs ranging from approximately $10 million to $15 million to be incurred during the remainder of fiscal 2017.

•

Gain on divestiture of the non-core mix manufacturing business – On January 14, 2017, we completed the sale of our non-core mix manufacturing business located in Cedar Rapids, Iowa and received proceeds, net of a working capital adjustment, of $41.2 million and recognized a gain on divestiture of $28.9 million in our results of operations for the sixteen weeks ended April 22, 2017.  The mix manufacturing business was included in the Warehouse Segment.

•

Lease termination costs – During the sixteen weeks ended April 22, 2017, we terminated two lease contracts prior to the maturity date of the leases resulting in net lease termination costs of $0.6 million.

•

Legal settlement – On February 28, 2017, we reached an agreement to settle the Stewart v. Flowers Foods, Inc. and Flowers Baking Co. of Batesville, LLC lawsuit for $0.25 million, including attorney’s fees, which was recorded in selling, distribution and administrative expenses in our results of operations and paid during the first quarter of fiscal 2017.  For additional information, see Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

Pension risk mitigation plan – In accordance with our long-term pension risk mitigation plan, at the beginning of fiscal 2016, the company began offering pension plan participants not yet receiving their benefit payments the option to elect to receive their benefit as a single lump sum payment.  Depending on the level of lump sum payment options elected by the eligible plan participants during fiscal 2017, settlement charges may be triggered, although none were triggered during the sixteen weeks ended April 22, 2017.

Executive Overview

Business

Flowers is the second largest producer and marketer of packaged bakery foods in the U.S. We operate in the highly competitive fresh bakery market and our product offerings include fresh breads, buns, rolls, snack cakes and tortillas, as well as frozen breads and rolls.  We are focused on opportunities for growth within the baked foods category and seek to have our products available wherever bakery foods are sold or consumed — whether in homes, supermarkets, convenience stores, restaurants, fast food outlets, institutions, or vending machines.  Currently, our business is managed based on delivery method of our products and we have two operating segments as outlined below.

DSD Segment

•

Produces fresh breads, buns, rolls, tortillas and snack cakes sold primarily by a network of independent distributors to retail and foodservice customers in the following areas of the U.S.:  East, South, Southwest, California, and select markets in the Midwest, Pacific Northwest, Nevada and Colorado.

•	Has a 39-bakery network with a highly developed reciprocal baking system (where bakeries can produce for its market and that of other bakeries), which results in long and efficient production runs.
•	The DSD Segment currently has access to more than 85% of the U.S. population for fresh bakery foods.
•	Major DSD Segment brands include Nature’s Own, Wonder, Cobblestone Bread Company, Tastykake and Dave’s Killer Bread (“DKB”).

Warehouse Segment

•	Produces fresh snack cakes and frozen breads and rolls.
•	Delivers its products fresh or frozen to customers’ warehouses nationwide via contract carriers.
•	Operates ten production facilities.
•	Major brands include Mrs. Freshley’s, Alpine Valley Bread and European Bakers.

Summary of Operating Results, Cash Flows and Financial Condition

Sales decreased 1.4% for the sixteen weeks ended April 22, 2017 as compared to the same period in the prior year primarily due to the mix manufacturing business divestiture at the beginning of the quarter and overall softness in the fresh packaged breads category, partially offset by increased sales of organic products due to the national launch of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016.

Net income for the sixteen weeks ended April 22, 2017 increased 1.8% compared to the same period in the prior year due to the gain on divestiture of the mix manufacturing business, partially offset by consulting costs associated with Project Centennial and decreased sales volumes.

During the sixteen weeks ended April 22, 2017, we generated net cash flows from operations of $76.0 million and received net proceeds of $41.2 million from the divestiture of the mix manufacturing business.  We invested $17.5 million in capital expenditures, paid $33.9 million in dividends to our shareholders and reduced our total indebtedness by $64.0 million.

Project Centennial - Strategic Initiatives and Update on Progress

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

The company implemented a plan to transition to these primary strategies in fiscal 2017 with the transition intended to be completed by fiscal 2021. By executing on Project Centennial, the company expects to deliver on its stated long-term goals of sales growth in the range of 2% to 4% and EBITDA margins in the range of 12% to 14%.  The company defines EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization.

Flowers' priorities for fiscal 2017 and 2018 are to simplify and streamline its brand assortment, provide additional tools to distributors to enable them to grow their businesses, reduce costs of purchased goods and services, and put in place a more efficient operating model for a national company. During this phase of the project, Flowers expects sales growth to be in the range of flat to 2% and EBITDA margins in the range of 12% to 13%.

In 2019 and beyond, Flowers expects to fully realize the benefits of a stronger brand architecture and a lower-cost operating model. These benefits are expected to drive sales growth in the range of 3% to 4% and EBITDA margins in the range of 13% to 14%.

During the first quarter of fiscal 2017, the company incurred costs related to Project Centennial of $15.4 million. Subsequent to the end of the first quarter of 2017, the company announced an enhanced organizational structure designed to emphasize brand growth and innovation in line with a national branded food company, drive enhanced accountability, reduce costs, strengthen long-term strategy and provide greater focus on the strategic initiatives under Project Centennial.  The company will transition to the new structure over the next several months with full implementation expected during fiscal 2018. Prior to that time, the company will continue to report segment information based on our current segments, the DSD Segment and the Warehouse Segment.

The new organizational structure establishes two BUs, Fresh Bakery and Specialty/Snacking, and realigns key leadership roles. The new structure also provides for centralized marketing, sales, supply chain, shared-services/administrative, and corporate strategy functions, each with clearly defined roles and responsibilities as detailed below:

•	The centralized marketing function will support both BUs by driving consumer insights, building brand awareness, and developing a leading research and development capability;
•

The new sales organization will provide richer engagement with the company’s independent distributor partners and support each BU’s strategies with stronger execution at both a national and local level;

•

An enterprise-wide supply chain function intended to promote greater efficiencies among Flowers’ production and distribution networks, while maintaining the best-in-class quality that the company’s brands are known for;

•	The expansion of the company’s shared-services and administrative functions is designed to allow for greater leverage of Flowers’ scale and continue to deliver ongoing cost containment actions; and
•	A corporate strategy function will advise the CEO and senior leadership team on long-term strategy, acquisitions, and other corporate development activities.

Valuation of Indefinite-Lived Intangible Assets

The company evaluates the recoverability of our indefinite-lived intangible assets that are not subject to amortization by comparing the fair value to the carrying value on an annual basis or at a time when events occur that indicate the carrying value may be impaired.  In addition, the assets are evaluated to determine whether events and circumstances continue to support an indefinite life.  The fair value is compared to the carrying value of the intangible asset, and if less than the carrying value, the intangible asset is written down to fair value.  There are certain inherent risks included in our expectations about the performance of acquired trademarks and brands. If we are unable to implement our growth strategies for these acquired intangible assets as expected, it could adversely impact the carrying value of the brands. The implied fair value of the trademarks could be less than our carrying value under Step 1 of our impairment analysis if any of our four material assumptions in our fair value analysis do not meet our expectations: (a) weighted average cost of capital; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. We are continually monitoring our trademarks.  Based on management’s evaluation, no impairment charges relating to intangible assets were recorded during the sixteen weeks ended April 22, 2017.

The impairment analysis for the indefinite-lived intangible asset trademarks is sensitive to the long-term growth rates of the trademarks. The company also continually analyzes our expansion markets to determine in which markets our trademarks may be introduced. If the timing of our expansion does not proceed as we currently anticipate or if the anticipated revenues do not meet our expectations, these trademarks could become impaired in future periods.  We began a brand rationalization study as part of Project

Centennial during the fourth quarter of fiscal 2016 and the study is still ongoing.  Depending on the results of this study, we may limit the use of certain brands and this could result in possible impairment charges in future periods.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the Form 10-K. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. Please see the Form 10-K for a discussion of the areas where we believe that the estimates, judgments or interpretations that we have made, if different, could yield the most significant differences in our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in the Form 10-K except as disclosed in Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q which details recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

RESULTS OF OPERATIONS:

Results of operations, expressed as a percentage of sales and the dollar and percentage change from period to period, for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively, are set forth below (dollars in thousands):

	For the Sixteen Weeks Ended
			Percentage of Sales		Increase (Decrease)
	April 22, 2017	April 23, 2016	April 22, 2017	April 23, 2016	Dollars	%
Sales
DSD Segment	$999,860	$999,003	84.2	82.9	$857	0.1
Warehouse Segment	187,789	205,349	15.8	17.1	(17,560)	(8.6)
Total	$1,187,649	$1,204,352	100.0	100.0	$(16,703)	(1.4)
Materials, supplies, labor and other production costs (exclusive of depreciation and amortization shown separately below)
DSD Segment(1)	$474,582	$475,545	47.5	47.6	$(963)	(0.2)
Warehouse Segment(1)	133,359	145,645	71.0	70.9	(12,286)	(8.4)
Total	$607,941	$621,190	51.2	51.6	$(13,249)	(2.1)
Selling, distribution and administrative expenses
DSD Segment(1)	$396,822	$394,435	39.7	39.5	$2,387	0.6
Warehouse Segment(1)	32,299	34,685	17.2	16.9	(2,386)	(6.9)
Corporate(2)	32,149	15,419	—	—	16,730	108.5
Total	$461,270	$444,539	38.8	36.9	$16,731	3.8
Gain on divestiture
DSD Segment(1)	$—	$—	—	—	$—	—
Warehouse Segment(1)	28,875	—	15.4	—	28,875	NM
Corporate(2)	—	—	—	—	—	—
Total	$28,875	$—	2.4	—	$28,875	NM
Depreciation and amortization
DSD Segment(1)	$41,062	$37,074	4.1	3.7	$3,988	10.8
Warehouse Segment(1)	6,311	6,278	3.4	3.1	33	0.5
Corporate(2)	(185)	115	—	—	(300)	NM
Total	$47,188	$43,467	4.0	3.6	$3,721	8.6
Income from operations
DSD Segment(1)	$87,394	$91,949	8.7	9.2	$(4,555)	(5.0)
Warehouse Segment(1)	44,695	18,741	23.8	9.1	25,954	138.5
Corporate(2)	(31,964)	(15,534)	—	—	(16,430)	(105.8)
Total	$100,125	$95,156	8.4	7.9	$4,969	5.2
Interest expense, net	$5,048	$2,778	0.4	0.2	$2,270	81.7
Income taxes	$34,659	$33,015	2.9	2.7	$1,644	5.0
Net income	$60,418	$59,363	5.1	4.9	$1,055	1.8
Comprehensive income	$58,517	$64,147	4.9	5.3	$(5,630)	(8.8)

(1)	As a percentage of revenue within the reporting segment.
(2)	The corporate segment has no revenues.
NM	Not meaningful.

Percentages may not add due to rounding.

CONSOLIDATED AND SEGMENT RESULTS

SIXTEEN WEEKS ENDED APRIL 22, 2017 COMPARED TO SIXTEEN WEEKS ENDED APRIL 23, 2016

Sales

Consolidated

	For the Sixteen Weeks Ended
	April 22, 2017		April 23, 2016
	$	%	$	%	% Increase (Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$693,578	58.4	$700,380	58.2	(1.0)
Store branded retail	172,024	14.5	171,246	14.2	0.5
Non-retail and other	322,047	27.1	332,726	27.6	(3.2)
Total	$1,187,649	100.0	$1,204,352	100.0	(1.4)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	—
Volume	(0.9)
Divestiture	(0.5)
Total percentage change in sales	(1.4)

Overall softness in the fresh breads category, a competitive marketplace, and the divestiture of the mix manufacturing business resulted in the sales decline, partially offset by increased sales of the DKB branded products.  The national rollout of the DKB brand on our DSD network occurred at the beginning of the second quarter of fiscal 2016 resulting in significant sales growth of the brand, year over year.  The decrease in the branded retail category resulted from price/mix declines in branded soft variety bread and volume declines in branded cake and other branded retail products, somewhat offset by increased sales of branded organic bread.  The increase in store branded retail sales was mostly attributable to volume increases for store branded variety bread and buns and rolls, partially offset by volume decreases for store branded cake.  The impact of the mix manufacturing business divestiture, as well as decreases in volume, resulted in the decline in the non-retail and other category, which includes contract manufacturing, vending and foodservice.

DSD Segment

	For the Sixteen Weeks Ended
	April 22, 2017		April 23, 2016		% Increase
	$	%	$	%	(Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$646,103	64.6	$642,058	64.3	0.6
Store branded retail	137,524	13.8	132,984	13.3	3.4
Non-retail and other	216,233	21.6	223,961	22.4	(3.5)
Total	$999,860	100.0	$999,003	100.0	0.1

The change in sales was generally due to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	0.3
Volume	(0.2)
Total percentage change in sales	0.1

Branded retail sales increased due to significant sales growth of the DKB brand through its national rollout in our DSD markets, which occurred at the beginning of the second quarter of fiscal 2016.  Partially offsetting this increase were declines in branded soft variety bread on lower pricing/mix and volume declines for other branded retail items.  Store branded retail sales increased primarily due to volume gains in store branded variety bread and buns and rolls.  Non-retail and other sales decreased primarily due to volume declines, partially offset by positive pricing/mix.

Warehouse Segment

	For the Sixteen Weeks Ended
	April 22, 2017		April 23, 2016
	$	%	$	%	% Increase (Decrease)
	(Amounts in thousands)		(Amounts in thousands)
Branded retail	$47,475	25.3	$58,322	28.4	(18.6)
Store branded retail	34,500	18.4	38,262	18.6	(9.8)
Non-retail and other	105,814	56.3	108,765	53.0	(2.7)
Total	$187,789	100.0	$205,349	100.0	(8.6)

The change in sales was generally attributable to the following:

Percentage Point Change in Sales Attributed to:	Favorable (Unfavorable)
Pricing/mix	(3.0)
Volume	(2.8)
Divestiture	(2.8)
Total percentage change in sales	(8.6)

Decreased sales of snack cakes and Alpine Valley branded organic breads, and the impact of the mix manufacturing business divestiture resulted in the significant sales decrease.  The sales related to the mix manufacturing business were included in the non-retail and other category.  Branded retail sales decreased largely due to volume declines in branded organic bread and branded cake.  During the second quarter of fiscal 2016, the Warehouse Segment’s Mesa, Arizona plant significantly increased production of DKB products for the DSD Segment and this trend has continued.  These intercompany sales are not included in the amounts above, but are included in the DSD Segment.  Higher promotional activity in the prior year quarter and increased competition in the current year negatively impacted branded cake sales.  Store branded retail sales decreased mainly due to volume decreases in store branded cake.  The decrease in non-retail and other sales, which include contract manufacturing, vending and foodservice, was due primarily to the mix manufacturing business divestiture, partially offset by volume gains in foodservice sales.

Materials, Supplies, Labor and Other Production Costs (exclusive of depreciation and amortization shown separately; as a percent of sales)

Consolidated

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	24.1	24.4	(0.3)
Workforce-related costs	14.6	14.2	0.4
Packaging	4.3	4.5	(0.2)
Utilities	1.4	1.4	—
Other	6.8	7.1	(0.3)
Total	51.2	51.6	(0.4)

Ingredient costs decreased as a percent of sales primarily due to the impact of the mix manufacturing business divestiture, partially offset by increased purchases of higher priced organic ingredients.  As anticipated, as of the beginning of fiscal 2017, we completed the transition from purchasing certain DKB products from co-manufacturers to producing these items ourselves as a result of added production capacity at our Tuscaloosa, Alabama and Mesa, Arizona plants.  In the prior year quarter, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant. This decrease in outside product purchases is reflected in the other line item in the table above.  Workforce-related costs increased as a percent of sales mostly due to decreased outside purchases of products and lower sales volumes.

DSD Segment

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	21.6	21.4	0.2
Workforce-related costs	12.7	12.4	0.3
Packaging	3.0	3.2	(0.2)
Utilities	1.3	1.4	(0.1)
Other	8.9	9.2	(0.3)
Total	47.5	47.6	(0.1)

In the prior fiscal year, a significant portion of the DKB products were being produced by co-manufacturers and in the current fiscal year, we are producing these products ourselves in two plants in the DSD Segment and the Mesa, Arizona plant in the Warehouse Segment.  This resulted in higher ingredient and workforce-related costs as a percent of sales and decreased outside purchases of product as a percent of sales.  The other line item reflects outside purchases of product and the intercompany product purchases from the Warehouse Segment.  In the prior year quarter, we incurred $2.2 million of start-up costs related to converting the Tuscaloosa plant to an all-organic plant.

Warehouse Segment

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Ingredients	37.6	38.9	(1.3)
Workforce-related costs	24.7	23.1	1.6
Packaging	11.7	11.1	0.6
Utilities	1.7	1.6	0.1
Other	(4.7)	(3.8)	(0.9)
Total	71.0	70.9	0.1

Ingredient costs decreased as a percent of sales due to the impact of the mix manufacturing business divestiture, partially offset by increased intercompany sales of organic products to the DSD Segment (ingredient costs with no associated sales).  Workforce-related and packaging costs increased as a percent of sales due to significant sales declines and increased intercompany sales of product to the DSD Segment (workforce-related and packaging costs with no associated sales).  The other line item mostly reflects the increase in intercompany sales of product to the DSD Segment, largely the DKB organic products.

Selling, Distribution and Administrative Expenses (as a percent of sales)

Consolidated

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.9	17.8	0.1
Distributor distribution fees	13.1	12.4	0.7
Other	7.8	6.7	1.1
Total	38.8	36.9	1.9

The increase in distributor distribution fees as a percent of sales was due to the national rollout of the DKB brand in our DSD markets at the beginning of the second quarter of fiscal 2016, resulting in a majority of these products being sold by independent distributors.  In the prior year quarter, sales of the DKB products were mostly sold by warehouse delivery.  Additionally, in the current quarter, a larger portion of our sales were through independent distributors due to converting from company-operated territories.  As discussed in the “Matters Affecting Comparability” section above, during the sixteen weeks ended April 22, 2017, the company incurred $15.4 million of consulting costs associated with Project Centennial, as well as a legal settlement of $0.25 million, both of which are reflected in the other line item.  We anticipate continued consulting costs related to Project Centennial in subsequent quarters.  See Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the settlement.  Cost savings programs that we have implemented and the benefit recognized related to the early lease terminations, as discussed in the DSD Segment below, partially offset the overall increase in selling, distribution and administrative expenses.

DSD Segment

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	17.8	17.8	—
Distributor distribution fees	15.7	15.0	0.7
Other	6.2	6.7	(0.5)
Total	39.7	39.5	0.2

See the consolidated selling, distribution and administrative expenses discussion above regarding the increase in distributor distribution fees as a percent of sales.  The decrease in the other line item as a percentage of sales resulted from the immediate recognition of deferred credits, net of lease termination costs, associated with the early termination of certain leases, and cost savings programs we have implemented.  Partially offsetting these items were higher legal costs related to the distributor lawsuits and a $0.25 million legal settlement.  See Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Warehouse Segment

	For the Sixteen Weeks Ended
Line item component	April 22, 2017 % of sales	April 23, 2016 % of sales	Increase (Decrease) as a % of sales
Workforce-related costs	8.2	8.0	0.2
Freezer storage/rent	2.1	1.9	0.2
Distribution costs (includes freight and shipping and hauling)	1.8	2.1	(0.3)
Other	5.1	4.9	0.2
Total	17.2	16.9	0.3

The overall increase in selling, distribution and administrative expenses as a percent of sales was primarily driven by significantly lower sales which spread the costs over a smaller sales base.  The decrease in distribution costs mostly related to the divestiture of the mix manufacturing business.

Gain on Divestiture

See the Gain on divestiture discussion in the “Matters Affecting Comparability” section above regarding the Warehouse Segment’s sale of its non-core mix manufacturing business.

Depreciation and Amortization Expense

Depreciation expense increased primarily due to the accelerated depreciation of certain leasehold improvements in conjunction with the early lease terminations as well as the retirement of certain right to use assets, all in the DSD Segment.  Amortization expense was higher as we began amortizing certain trademarks of the DSD Segment in the current fiscal year which had previously been deemed indefinite-lived intangible assets.

Income from Operations

The table below summarizes the percentage change in income from operations by segment and the change as a percent of sales for the sixteen weeks ended April 22, 2017 compared to the sixteen weeks ended April 23, 2016:

Operating income (loss)	% Favorable (Unfavorable)	Increase (Decrease) as a % of Sales
DSD Segment	(5.0)	(0.5)
Warehouse Segment	138.5	14.7
Unallocated corporate	(105.8)	NA
Consolidated	5.2	0.5

NA	Not applicable as the corporate segment has no revenues.

The decrease in the DSD Segment operating income as a percent of sales was primarily driven by higher selling, distribution and administrative expenses as a percent of sales discussed above.  The significant increase in the Warehouse Segment operating income as a percent of sales was due to the gain on divestiture of the mix manufacturing business of $28.9 million in the current fiscal year, partially offset by sales declines.  The unfavorable change in unallocated corporate expenses was primarily due to the consulting costs associated with Project Centennial of $15.4 million incurred in the current fiscal year.

Net Interest Expense

The increase in net interest expense resulted from higher average interest rates on debt outstanding due to converting certain variable rate debt to longer-term, fixed rate debt with the issuance of the 2026 notes in the third quarter of fiscal 2016, partially offset by lower average amounts outstanding under the company’s debt arrangements in the current fiscal year compared to the same quarter in the prior year.

Income Taxes

The effective tax rate for the sixteen weeks ended April 22, 2017 was 36.5% compared to 35.7% in the prior year quarter.  The increase in the rate was primarily due to tax shortfalls related to share-based payment awards.  The primary differences in the effective rate and the statutory rate were additions for state income taxes and tax shortfalls related to equity awards, offset by reductions for the Section 199 qualifying domestic production activities deduction.

Comprehensive Income

During the sixteen weeks ended April 22, 2017, the company recognized a loss in other comprehensive income of $3.5 million on changes in the fair value of derivatives.  During the sixteen weeks ended April 23, 2016, the company recognized a gain in other comprehensive income of $2.6 million related to changes in the fair value of derivatives.  The variance for these changes in the fair value of derivatives is the primary driver of the difference in other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES:

Strategy

We believe our ability to consistently generate cash flows from operating activities to meet our liquidity needs is one of our key financial strengths and we do not anticipate significant risks to these cash flows in the foreseeable future.  Additionally, we strive to maintain a conservative financial position aiming to achieve this through prudent debt reduction and share repurchase programs.  We believe having a conservative financial position allows us flexibility to make investments and acquisitions and is a strategic competitive advantage.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, pension contributions and obligated debt repayments.  We believe we currently have access to available funds and financing sources to meet our short and long-term capital requirements.  The company’s strategy for use of its excess cash flows includes:

•	paying dividends to our shareholders;
•	repayment of indebtedness prior to the maturity date;

•	making strategic acquisitions;
•	repurchasing shares of our common stock; and
•	making discretionary contributions to its qualified pension plans.

Liquidity discussion for the sixteen weeks ended April 22, 2017 and April 23, 2016

The Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 23, 2016 have been revised for the correction of errors and the adoption of new employee share-based payment transaction guidance.  See Note 2, Financial Statement Revisions, and Note 3, Recent Accounting Pronouncements, for details on these revisions.

Cash and cash equivalents were $6.5 million at April 22, 2017 as compared to $6.4 million at December 31, 2016. The cash and cash equivalents were derived from the activities presented in the tables below (amounts in thousands):

	For the Sixteen Weeks Ended
Cash flow component	April 22, 2017	April 23, 2016	Change
Cash flows provided by operating activities	$75,994	$118,745	$(42,751)
Cash provided by (disbursed for) investing activities	28,359	(19,940)	48,299
Cash disbursed for financing activities	(104,250)	(101,714)	(2,536)
Total change in cash	$103	$(2,909)	$3,012

Cash Flows Provided by Operating Activities. Net cash provided by operating activities consisted of the following items for non-cash adjustments to net income (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016	Change
Depreciation and amortization	$47,188	$43,467	$3,721
Gain on divestiture	(28,875)	—	(28,875)
Stock-based compensation	5,975	7,779	(1,804)
Deferred income taxes	2,045	(2,387)	4,432
Pension and postretirement plans income	(1,612)	(1,894)	282
Other non-cash items	1,499	1,280	219
Net non-cash adjustment to net income	$26,220	$48,245	$(22,025)
•

The change in depreciation and amortization was primarily due to accelerated depreciation of certain leasehold improvements and right to use assets, and amortizing certain trademarks that had previously been indefinite-lived intangible assets.

•	See the Gain on divestiture discussion in the “Matters Affecting Comparability” section above for additional information.
•	Other non-cash items include non-cash interest expense for the amortization of debt discounts and deferred financing costs and gains or losses on the sale of assets.

Net changes in working capital consisted of the following items (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016	Change
Changes in accounts receivable, net	$(14,534)	$(16,146)	$1,612
Changes in inventories, net	(1,401)	(4,866)	3,465
Changes in hedging activities, net	(9,057)	11,646	(20,703)
Changes in other assets, net	(4,702)	4,243	(8,945)
Changes in accounts payable, net	14,998	11,162	3,836
Changes in other accrued liabilities, net	4,052	5,098	(1,046)
Net changes in working capital	$(10,644)	$11,137	$(21,781)
•

Hedging activities change from market movements that affect the fair value and required collateral of positions and the timing and recognition of deferred gains or losses. These changes will occur as part of our hedging program.

•

During the first quarter of fiscal 2017 and fiscal 2016, we paid $17.3 million and $25.6 million, respectively, including our share of employment taxes, in performance-based cash awards under our bonus plan. An additional $0.4 million was paid during the first quarter of fiscal 2017 and fiscal 2016 for our share of employment taxes on the vesting of the performance-contingent restricted stock awards in each respective year.

•

At this time, we do not expect to make any contributions to our qualified pension plans in fiscal 2017.  We expect to pay an additional $0.2 million in nonqualified pension benefits from corporate assets during the remainder of fiscal 2017.  The company believes its cash flow and balance sheet will allow it to fund future pension needs without adversely affecting the business strategy of the company.

Cash Flows Provided by (Disbursed for) Investing Activities. The table below presents net cash provided by (disbursed for) investing activities for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016	Change
Purchases of property, plant, and equipment	$(17,465)	$(23,912)	$6,447
Principal payments from notes receivable, net of repurchases of independent distributor territories	4,265	2,442	1,823
Proceeds from divestiture	41,230	—	41,230
Proceeds from sale of property, plant and equipment	329	1,530	(1,201)
Net cash provided by (disbursed for) investing activities	$28,359	$(19,940)	$48,299
•

Capital expenditures for the DSD Segment and Warehouse Segment were $13.0 million and $0.8 million, respectively.  We currently anticipate capital expenditures of $95 million to $105 million for fiscal 2017.

•	We received proceeds, net of a working capital adjustment, of $41.2 million from the divestiture of the Cedar Rapids, Iowa mix manufacturing business in the first quarter of fiscal 2017.

Cash Flows Disbursed for Financing Activities. The table below presents net cash disbursed for financing activities for the sixteen weeks ended April 22, 2017 and April 23, 2016, respectively (amounts in thousands):

	For the Sixteen Weeks Ended
	April 22, 2017	April 23, 2016	Change
Dividends paid	$(33,885)	$(31,237)	$(2,648)
Exercise of stock options	6,249	1,124	5,125
Payment of financing fees	—	(605)	605
Stock repurchases, including accelerated stock repurchases	(2,151)	(126,297)	124,146
Change in bank overdrafts	(10,513)	(5,699)	(4,814)
Net debt and capital lease obligations changes	(63,950)	61,000	(124,950)
Net cash disbursed for financing activities	$(104,250)	$(101,714)	$(2,536)
•

Our dividends paid increased due to an increased dividend payout rate.  While there are no requirements to increase the dividend payout we have shown a recent historical trend to do so. If this trend continues in the future, we will have additional cash needs to meet these expected dividend payouts.  Our Board of Directors declared the following quarterly dividend during the sixteen weeks ended April 22, 2017 (amounts in thousands, except per share data):

			Dividend per	Dividends
Date Declared	Record Date	Payment Date	Common Share	Paid

February 17, 2017	March 3, 2017	March 17, 2017	$0.1600	$33,461

Additionally, we paid dividends of $0.4 million at the time of vesting of our performance-contingent restricted stock awards and at issuance of deferred compensation shares.

•

Stock option exercises increased due to more exercises in the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year.  As of April 22, 2017, there were nonqualified stock option grants of 1.3 million shares that were exercisable.  These have a remaining contractual life of approximately 0.81 year and a weighted average exercise price of $10.87 per share.  At this time, it is expected that these shares will be exercised before the contractual term expires in early fiscal 2018 and such exercises may provide an increase to the cash provided by financing activities.

•

Stock repurchase decisions are made based on our stock price, our belief of relative value, and our cash projections at any given time. During the first quarter of fiscal 2017, we repurchased 0.1 million shares for $2.2 million under a share repurchase plan approved by our Board of Directors.  During the first quarter of fiscal 2016, we repurchased 6.0 million shares of our common stock of which 5.6 million shares were repurchased under an accelerated share repurchase program.

Capital Structure

Long-term debt and capital lease obligations, and stockholders’ equity were as follows at April 22, 2017 and December 31, 2016, respectively.  For additional information regarding our debt and capital lease obligations, see Note 9, Debt and Other Obligations, of  Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Balance at		Fixed or	Final
	April 22, 2017	December 31, 2016	Variable Rate	Maturity
Long-term debt and capital lease obligations	(Amounts in thousands)
2026 notes	$394,583	$394,406	Fixed Rate	2026
2022 notes	397,606	397,458	Fixed Rate	2022
Unsecured credit facility (the "credit facility")	16,300	24,000	Variable Rate	2020
Accounts receivable securitization (the "facility")	40,000	95,000	Variable Rate	2018
Capital lease obligations	28,087	30,427		2024
Other notes payable	15,722	16,866		2020
	892,298	958,157
Current maturities of long-term debt and capital lease obligations	10,511	11,490
Long-term debt and capital lease obligations	$881,787	$946,667

Total stockholders' equity
Total stockholders' equity	$1,244,785	$1,210,080

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

The following table details the amounts available under the facility and credit facility and the highest and lowest balances outstanding under these arrangements during the sixteen weeks ended April 22, 2017:

	Amount Available	For the Sixteen Weeks Ended
	for Withdrawal at	Highest	Lowest
Facility	April 22, 2017	Balance	Balance
	(Amounts in thousands)
Facility	$150,700	$95,000	$5,000
Credit facility (1)	474,865	47,500	—
	$625,565

(1)	Amount excludes a provision in the agreement which allows the company to request an additional $200.0 million in additional revolving commitments.

Amounts outstanding under the credit facility vary daily.  Changes in the gross borrowings and repayments can be caused by cash flow activity from operations, capital expenditures, acquisitions, dividends, share repurchases, and tax payments, as well as derivative transactions which are part of the company’s overall risk management strategy as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  During the sixteen weeks ended April 22, 2017, the company borrowed $230.1 million in revolving borrowings under the credit facility and repaid $237.8 million in revolving borrowings. The amount available under the credit facility is reduced by $8.8 million for letters of credit.

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

Restrictive financial covenants for our borrowings can include such ratios as a minimum interest coverage ratio and a maximum leverage ratio. Our debt may also contain certain customary representations and warranties, affirmative and negative covenants, and events of default.  The company believes that, given its current cash position, its cash flow from operating activities and its available credit capacity, it can comply with the current terms of the debt agreements and can meet presently foreseeable financial requirements. As of April 22, 2017 and December 31, 2016, respectively, the company was in compliance with all restrictive covenants under our debt agreements.

Under our share repurchase plan, the company may repurchase its common stock in open market or privately negotiated transactions at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors. During the sixteen weeks ended April 22, 2017, 0.1 million shares, at a cost of $2.2 million, of the company’s common stock were repurchased under the plan.  From the inception of the plan through April 22, 2017, 67.9 million shares, at a cost of $632.6 million, have been repurchased.

Accounting Pronouncements Recently Adopted and Not Yet Adopted

See Note 3, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements and accounting pronouncements not yet adopted.

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

Commodity Price Risk

The company enters into commodity forward, futures and option contracts and swap agreements for wheat and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of market volatility in its raw material and packaging prices. As of April 22, 2017, the company’s hedge portfolio contained commodity derivatives with a fair value (liability) of $(6.4) million and is based on quoted market prices. Approximately $(5.4) million of this fair value relates to instruments that will be utilized in fiscal 2017 and $(1.1) million and $0.1 million that will be utilized in fiscal 2018 and 2019, respectively.

A sensitivity analysis has been prepared to quantify the company’s potential exposure to commodity price risk with respect to the derivative portfolio. Based on the company’s derivative portfolio as of April 22, 2017, a hypothetical ten percent increase (decrease) in commodity prices would increase (decrease) the fair value of the derivative portfolio by $10.7 million. The analysis disregards changes in the exposures inherent in the underlying hedged items; however, the company expects that any increase (decrease) in fair value of the portfolio would be substantially offset by increases (decreases) in raw material and packaging prices.

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

Under the supervision and with the participation of our management, including our CEO, Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the CEO, CFO and CAO concluded that the company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the company files or submits to the SEC under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 22, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A., Risk Factors, in the Form 10-K for information regarding factors that could affect the company’s results of operations, financial condition and liquidity.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may affect us.  The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors approved a plan that authorized share repurchases of up to 67.5 million shares of the company’s common stock. In November 2014, the Board of Directors increased the company’s share repurchase authorization by 7.1 million shares to a total of 74.6 million shares. Under the plan, the company may repurchase its common stock in open market or privately negotiated transactions or under an accelerated share repurchase program at such times and at such prices as determined to be in the company’s best interest. These purchases may be commenced or suspended without prior notice depending on then-existing business or market conditions and other factors.

During the sixteen weeks ended April 22, 2017, 0.1 million shares, at a cost of $2.2 million, of the company’s common stock were purchased under the plan.  From the inception of the plan through April 22, 2017, 67.9 million shares, at a cost of $632.6 million, have been purchased.   The following table sets forth the amounts of our common stock purchased by the company during the first quarter of fiscal 2017 (amounts in thousands, except price data):

Period	Total Number of Shares Purchased		Weighted Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2017 — January 28, 2017	—		—	—		6,789
January 29, 2017 — February 25, 2017	112	*	$19.20	112	*	6,677
February 26, 2017 — March 25, 2017	—		—	—		6,677
March 26, 2017 — April 22, 2017	—		—	—		6,677
Total	112			112

*

All shares purchased by the company during the sixteen weeks ended April 22, 2017 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of performance share awards, which are repurchased by the company based on the fair market value on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

Date: May 17, 2017

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

Credit Agreement, dated as of April 19, 2016, among Flowers Foods, Inc., the lenders party thereto from time to time, Deutsche Bank Securities Inc., as lead arranger and bookrunner, Bank of America, N.A., Branch Banking and Trust Company, Coöperatieve Rabobank U.A., New York Branch, PNC Bank, National Association and Wells Fargo Bank, National Association, as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Flowers Foods' Current Report on Form 8-K, dated April 22, 2016, File No. 1-16247).

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

Form of 2013 Restricted Stock Agreement by and between Flowers Foods, Inc. and a certain executive officer of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.25 to Flowers Foods' Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

10.26	+	—

Form of 2016 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc.  (Incorporated by reference to Exhibit 10.25 to Flowers Foods' Annual Report on Form 10-K, dated February 24, 2016, File No. 1-16247).

10.27	+	—

Form of 2017 Restricted Stock Agreement by and between Flowers Foods, Inc. and certain executive officers of Flowers Foods, Inc. (Incorporated by reference to Exhibit 10.28 to Flowers Foods' Annual Report on Form 10-K, dated February 23, 2017, File No. 1-16247).

31.1	*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	—	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Allen L. Shiver, Chief Executive Officer, R. Steve Kinsey, Chief Financial Officer and Karyl H. Lauder, Chief Accounting Officer for the Quarter Ended April 22, 2017.

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